Form 10-Q
period 1998-03-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1998-05-15
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number:  1-13991

                AMERICA FIRST MORTGAGE INVESTMENTS,INC.
          (Exact name of registrant as specified in its charter)

          Maryland                               133-974868
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)           Identification No.)


399 Park Avenue, 36th Floor, New York, New York                10022
(Address of principal executive offices)                      (Zip Code)


                               (212) 935-8760
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES                     NO   X

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEET
(UNAUDITED)

                                                                                            Mar. 31, 1998
                                                                                            --------------
Assets
  Cash                                                                                      $       1,000
                                                                                            ==============
Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
   90,621 shares issued and outstanding                                                     $         906
  Additional Paid-In Capital                                                                           94
                                                                                            --------------
  Total Stockholders' Equity                                                                        1,000
                                                                                            ==============

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO BALANCE SHEET
MARCH 31, 1998
(UNAUDITED)

1. Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997.

Other than to issue 90,621 shares of its common stock, $.01 par value, at par, the Company had not commenced any material business operations as of March 31, 1998. Accordingly, the Company had earned no income or incurred any expenses as of that date. However, as of that date the Company had entered into a merger agreement with, among others, America First Participating/Preferred Equity Mortgage Fund (PREP Fund 1), America First PREP 2 (PREP Fund 2) and America First PREP Fund 2 Pension Series Limited Partnership (Pension Fund) (collectively referred to as the "PREP Funds") under which the Company intends to issue up to 8,971,506 additional shares of common stock to holders of Exchangeable Units ("Units") and Beneficial Unit Certificates ("BUCs") of the PREP Funds (the "Merger Agreement"). The merger is subject to the approval of the holders of Units of PREP 1 and BUCs of PREP 2 (but not necessarily the holders of BUCs of Pension) and the Company has submitted a registration statement with the Securities and Exchange Commission in connection therewith. The Company will be the surviving entity of the merger and will commence operations upon consummation of the Merger. See Note 4.

2. Federal Income Taxes

The Company expects to elect and qualify to be taxed as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of the state law. Accordingly, the Company will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as REIT, the Company is required, among other things, to distribute at least 95% of its taxable income.

3. Related Party Transactions

America First Mortgage Advisory Corporation (the Advisor) will manage the operations and investments of the Company and perform administrative services for the Company for which it will receive an annual management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company will also pay the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%.

America First Properties Management Company L.L.C. (the Manager), will provide property management services for certain of the multifamily properties to be obtained by the Company. The Manager will receive a management fee equal to a stated percentage of the gross revenues generated by the property under management, ranging from 3.75% to 5% of gross revenues. The Manager is an affiliate of the advisor.

4. Subsequent Event

On April 10, 1998, the Company merged with PREP Fund 1 and PREP Fund 2 and Pension Fund became a partnership subsidiary of the Company pursuant to the terms of the Merger Agreement. The Company issued a total of 9,032,239 shares of Common Stock in connection therewith and acquired the assets of PREP Fund 1 and PREP Fund 2 and controls in excess of 98% of the partnership interests of the Pension Fund.

Item 2.
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had not commenced its business operations as of March 31, 1998. Accordingly, the Company did not earn any income or incur any expenses during the quarter ended March 31, 1998. In addition, the Company was only nominally capitalized as of that date.

As of March 31, 1998, the Company was a party to a merger agreement with, among other, America First Participating Preferred Equity Mortgage Fund Limited Partnership (PREP Fund 1), America First PREP Fund 2 Limited Partnership (PREP Fund 2) and America First PREP Fund 2 Pension Series (Pension Fund), (collectively referred to as the "PREP Funds") pursuant to which the Company expects to acquire by merger, substantially, all of the assets and liabilities of the PREP Funds in exchange for up to 9,062,127 shares of the Company's common stock. Upon consummation of the merger, the Company will commence its business operations. The merger is subject to various conditions, including consent of the holders of Units and BUCs of the PREP Funds; provided that this merger with PREP 1 and PREP 2 may proceed without the consent of the BUC holders of Pension Fund.

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2.1 Agreement and Plan of Merger by and among the Registrant, America First Participating/Preferred Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and certain other parties, dated as of July 29, 1997 (incorporated herein by reference to Exhibit
                    2.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

               3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference from Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

               3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference from Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

               3.3 Agreement of Limited Partnership, dated May 25, 1988, of America First Prep Fund 2 Pension Series Limited Partnership (incorporated herein by reference to Form 10-K, dated December 31, 1988, filed with the Securities and Exchange Commission (File No. 33-13407)).

               3.4 Agreement of Limited Partnership of AF Merger, L.P. (incorporated herein by reference to Exhibit 3.6 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

               4.1 Specimen of Common Stock Certificate of the Company. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.1 Form of Advisory Agreement by and between the company and America First Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.2 Employment Agreement of Stewart Zimmerman (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.3 Employment Agreement of William S. Gorin (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.4 Employment Agreement of Ronald A Freydberg (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.5  Form of 1997 Stock Option Plan of the Company
                    (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.6 Form of Dividend Reinvestment Plan (incorporated herein by reference to Appendix C of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

           (b) Form 8-K

               The Registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1998          AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President
				 and Chief Executive Officer


                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Chief Financial Officer