Form 10-Q
period 1998-06-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1998-08-14
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number:  1-13991

                AMERICA FIRST MORTGAGE INVESTMENTS, INC.
          (Exact name of registrant as specified in its charter)

          Maryland                               13-3974868
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)           Identification No.)


399 Park Avenue, 36th Floor, New York, New York                10022
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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                             June 30, 1998
                                                                                                   Company       Dec. 31, 1997
                                                                                                (Unaudited)        Predecessor
                                                                                            ---------------     ---------------
Investment in Mortgage Securities                                                           $  152,880,839      $   33,506,388
Cash and temporary cash investments, at cost
 which approximates market value                                                                13,930,000          10,521,493
Accrued interest receivable                                                                        952,166           		272,264
Real estate	held for sale	                                                                      26,162,471                -
Real estate                                                                                           -              3,973,776
Other investments	                                                                                 296,183           2,355,923
Investment evaluation fees, net		                                                                     -                564,404
Goodwill                                                                                         7,405,309                -
Other assets		                                                                                     904,997           3,245,745
                                                                                            ---------------     ---------------
                                                                                            $  202,531,965      $   54,439,993
		                                                                                          ===============     ===============
Liabilities
 Reverse repurchase agreements                                                              $   99,117,208      $         -
 Accrued interest payable		                                                                        341,641                -
 Accounts payable		                                                                                744,602             876,098
 Dividends or distributions payable		                                                            2,407,297             511,069
 Mortgage notes payable		                                                                       25,265,597           6,800,000
 		                                                                                         ---------------     ---------------
                                                                                               127,876,345           8,187,167
       		                                                                                   ---------------     ---------------
Minority interest in Pension Fund                                                                  271,285                -

Stockholders' Equity
 Common stock, $.01 par value; 10,000,000 shares authorized
  9,035,084 issued and outstanding                                                                  90,351                -
 Additional paid in capital                                                                     76,018,255                -
 Retained earnings                                                                              (1,165,790)               -
 Available for sale securities:
 Unrealized gain (loss)                                                                           (558,481)               -

 General Partner                                                                                      -                    100
 Unit Holders                                                                                         -             45,682,774

Net unrealized holding gains (losses)                                                                 -                569,952
Stockholders' equity
                                                                                            ---------------     ---------------
                                                                                            $   74,384,335      $   46,252,826
                                                                                            ---------------     ---------------
                                                                                            $  202,531,965      $   54,439,993
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the
                                                     Quarter Ended       Quarter Ended
                                                     June 30, 1998       June 30, 1997
                                                           Company         Predecessor
                                                    ---------------     ---------------
Mortgage Securities income                          $    1,398,141      $      674,522
Interest income on temporary cash investments              184,622             147,269
                                                    ---------------     ---------------
Total interest income                                    1,582,763             821,791
Interest expense on borrowed funds                         437,490                -
                                                    ---------------     ---------------
Net interest income                                      1,145,273             821,791
			                                                 ---------------     ---------------
Rental income on real estate held for sale               1,390,631                -
Rental income                                                 -                640,650
Income from other investments                               61,408             158,322
Gain on sale of investment                                 414,710                -
                                                    ---------------     ---------------
                                                         1,866,749             798,972
                                                    ---------------     ---------------
Real estate operating expenses on real estate
 held for sale                                             772,399                -
Real estate operating expenses                                -                347,399
General and administrative expenses                        540,392             294,549
Depreciation                                                  -                 75,627
Interest expense on mortgage loans                         466,201             217,624
                                                    ---------------     ---------------
                                                         1,778,992             935,199
                                                    ---------------     ---------------
Minority interest                                           (7,977)               -
                                                    ---------------     ---------------
Net income                                          $    1,241,007      $      685,564
			                                                 ===============     ===============
Net income allocated to:
 General Partner                                                        $        6,705
 BUC Holders                                                                   678,859
                                                                        ---------------
                                                                        $      685,564
                                                                        ===============
Net income, basic and fully diluted, per share      $         0.14      $          N/A
			                                                 ===============     ===============
Net income, basic and fully diluted, per unit       $          N/A      $         0.12
                                                    ===============     ===============

Weighted average number of shares outstanding            9,035,084                  N/A
Weighted average number of units outstanding                   N/A            5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the Six Months Ended June 30, 1998
                                                                                                                   For the Six
                                                       Predecessor             Company                            Months Ended
                                                    Through Apr. 9        From Apr. 10               Total       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Mortgage Securities income                          $      613,793      $    1,398,141      $    2,011,934      $    1,365,842
Interest income on temporary cash investments              148,799             184,622             333,421             266,836
                                                    ---------------     ---------------     ---------------     ---------------
Total interest income                                      762,592           1,582,763           2,345,355           1,632,678
Interest expense on borrowed funds                            -                437,490             437,490                -
                                                    ---------------     ---------------     ---------------     ---------------
Net interest income                                        762,592           1,145,273           1,907,865           1,632,678
                                                    ---------------     ---------------     ---------------     ---------------
Rental income on real estate held for sale                 397,519           1,390,631           1,788,150                -
Rental income                                                 -                   -                   -              1,268,366
Income from other investments                              145,167              61,408             206,575             390,555
Gain on sale of investment                                    -                414,710             414,710                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           542,686           1,866,749           2,409,435           1,658,921
                                                    ---------------     ---------------     ---------------     ---------------
Real estate operating expenses on real estate
 held for sale                                             189,689             772,399             962,088                -
Real estate operating expenses                                -                   -                   -                693,962
General and administrative expenses                        421,293             540,392             961,685             535,250
Depreciation                                                47,259                -                 47,259             151,255
Interest expense on mortgage loans                         160,571             466,201             626,772             423,149
                                                    ---------------     ---------------     ---------------     ---------------
                                                           818,812           1,778,992           2,597,804           1,803,616
                                                    ---------------     ---------------     ---------------     ---------------
Minority interest                                             -                 (7,977)             (7,977)               -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           818,812           1,771,015           2,589,827           1,803,616
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      486,466      $    1,241,007      $    1,727,473      $    1,487,983
			                                                 ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        3,931                                              $       13,487
 BUC Holders                                               482,535                                                   1,474,496
                                                    ---------------                                             ---------------
                                                    $      486,466                                              $    1,487,983
			                                                 ===============                                             ===============
Net income, basic and fully diluted, per share      $          N/A      $         0.14                          $          N/A
			                                                 ===============     ===============                         ===============
Net income, basic and fully diluted, per unit       $         0.08      $          N/A                          $         0.26
			                                                 ===============     ===============                         ===============


Weighted average number of shares outstanding                  N/A           9,035,084                                     N/A
Weighted average number of units outstanding             5,775,797                 N/A                               5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                             Partners' Capital
                                            -----------------------------------------------------------------------------------
                                                                        Exchangeable           Net Unrealized
                                                   General              Unit Holders                  Holding
                                                   Partner       # of Units           Amount            Gains            Total
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Balance at December 31, 1997                $          100        5,775,797   $   45,682,774   $      569,952   $   46,252,826
Net income                                          	3,931 		          -             482,535 		          -             486,466
Cash distributions paid or accrued                 	(3,931)		          -          (1,530,009)		          -          (1,533,940)
Change in net unrealized holding gains			             -                                  -             (21,235)		       (21,235)
Issuance of stock of the Company in exchange
 for Units of the Predecessor                        	(100)     	(5,775,797)	    (44,635,300)	       (548,717)	    (45,184,117)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Balance at April 10, 1998 (unaudited)       $         -                -      $         -      $         -      $         -
                                            ===============  ===============  ===============  ===============  ===============

                                                                          Stockholders' Equity
                                             ---------------------------------------------------------------------------------
                                                                                                             Net
                                                                                                      Unrealized
                                                    Common Stock			          Paid-in      Retained	      Holding
                                             # of Shares	       Amount	      Capital	     Earnings	 Gains (Losses)	      Total
                                             ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1997                      90,621 	 $       906 	 $        94 		$      -      $      -      $     1,000
Effects of Merger:
 Issuance of stock of the Company in exchange
  for Units of the Predecessor                 5,775,797        57,758    45,126,359          -             -       45,184,117
 Issuance of stock of the Company in exchange
  for Units of Prep Fund 2 and Pension Fund   	3,168,666        31,687    29,949,412          -             -       29,981,099
 Change in classification of Mortgage
  Securities from held-to	maturity to
   available-for-sale                                                                            		  			(704,828)	    (704,828)
Issuance of stock options                           -             -          942,390          -             -          942,390
Net income                                          -             -             -        1,241,007          -        1,241,007
Change in net unrealized holding gains
 since the Merger                                   -             -             -             -          146,347       146,347
Dividends paid or accrued                           -             -             -       (2,406,797)         -       (2,406,797)
                                             ------------  ------------  ------------  ------------  ------------  ------------
Balance at June 30, 1998	(unaudited)           9,035,084 	 $    90,351 	 $76,018,255 	 $(1,165,790)  $  (558,481)	 $74,384,335
                                             ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS CASH FLOW
(UNAUDITED)

                                                              For the Six Months Ended June 30, 1998               For the Six
                                                                                                                  Months Ended
                                                        Predecessor             Company                          June 30, 1997
                                                     Through Apr. 9        From Apr. 10              Total         Predecessor
                                                    ---------------     ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                         $      486,466      $    1,241,007      $    1,727,473      $    1,487,983
 Adjustments to reconcile net income to
  net cash from operating activities:
   Gain on sale of investment                                 -               (414,710)           (414,710)               -
   Equity in earnings of operating partnerships           (138,561)               -               (138,561)           (230,156)
   Amortization and Depreciation                            45,300             101,987             147,287             145,996
   Decrease (increase) in interest receivable                8,302            (545,660)           (537,358)             17,950
   Increase in other assets                               (786,123)           (110,515)           (896,638)           (197,797)
   Increase (decrease) in accounts payable                 569,508          (1,684,858)         (1,115,350)            (72,653)
   Increase in accrued interest payable                       -                341,641             341,641                -
                                                     ---------------     ---------------    ---------------     ---------------
 Net cash provided by operating activities                  184,892          (1,071,108)          (886,216)          1,151,323
                                                     ---------------     ---------------    ---------------     ---------------
Cash flows from investing activities
 Net cash from Merger                                          -              5,070,552          5,070,552                -
 Purchases of mortgage securities                              -           (102,631,993)      (102,631,993)               -
 Principal payments on mortgage securities                  867,630           2,650,449          3,518,079           1,911,331
 Proceeds from sale of other investments                       -              1,290,000          1,290,000           2,100,000
 Distributions received from PEPs                           181,430                -               181,430             277,894
 Investment in real estate                                     -                   -                  -                 (7,656)
                                                     ---------------     ---------------     ---------------     --------------
 Net cash provided by investing activities                1,049,060         (93,620,992)        (92,571,932)         4,281,569
                                                     ---------------     ---------------     ---------------     --------------
Cash flows from financing activities
 Net borrowings from reverse repurchase agreements             -             99,117,208          99,117,208               -
 Principal payments on mortgage loans                          -                 60,000              60,000               -
 Dividends and distributions paid                        (1,535,007)           (775,546)         (2,310,553)        (3,073,924)
                                                     ---------------     ---------------     ---------------     --------------
 Net cash used in financing activities                   (1,535,007)         98,401,662          96,866,655         (3,073,924)
                                                     ---------------     ---------------     ---------------     --------------
Net increase (decrease) in cash and cash equivalents       (301,055)          3,709,562            3,408,507         2,358,968
Cash and temporary cash investments at beginning
 of period                 	                              10,521,493         10,220,438           10,521,493         9,001,666
                                                      ---------------    ---------------     ---------------    --------------
Cash and temporary cash investments at end of period  $   10,220,438     $   13,930,000      $   13,930,000     $  11,360,634
			                                                   ===============    ===============     ===============    ==============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $      160,571     $      562,050      $      722,621     $     423,149
                                                      ===============    ===============     ===============    ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

1.  Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997, but had no operations prior to April 10, 1998.

On April 10, 1998, (the Merger Date) the Company and three partnerships; America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund 1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their preexisting net assets and operations or majority interest in the preexisting partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three Partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with GAAP. Prep Fund 1 was deemed to be the acquirer of the other Partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the BUCs of Prep Fund 2 and approximately 98% of the BUCs of Pension Fund. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet.

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 1998 consolidated financial statements include the consolidated accounts of the Company from April 10, 1998 through June 30, 1998, and the combined accounts of Prep Fund 1 and America First Participating/Preferred Equity Mortgage Fund Limited Partnership (the managing general partner of Prep Fund 1) (together referred to as the Predecessor) for periods prior to the Merger. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1998, and results of operations for all periods presented have been made. The financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1997.

    The consolidated financial statements include the accounts of the Company and its subsidiary, Pension Fund. In addition, as more fully discussed in
    Note 5, the Company had an investment in a corporation which it does not control and which it accounts for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B)  Cash and Cash Equivalents
    Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

C)  Mortgage Securities
    Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), requires the Company to classify its investments as either held-to-maturity, available-for-sale or trading. In order to be prepared to respond to potential future opportunities in the market, to sell Mortgage Securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity, the Company has classified all its Mortgage Securities as available-for-sale.
    Although the Company generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of it Mortgage Securities as part of its overall management of it balance sheet. Accordingly, to maintain flexibility, the Company currently classifies all of its Mortgage Securities as available-for sale.

    Certain Mortgage Securities classified as available-for-sale on the June 30, 1998, balance sheet of the Company were classified as held-to-maturity on the December 31, 1997 balance sheet of the Predecessor. (See Note 3).

    Mortgage Securities which were classified as held-to-maturity were carried at amortized cost. Mortgage Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity or partners' capital.

    Unrealized losses on Mortgage Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage Security is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Mortgage Securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and /or the credit protection available to the related mortgage pool.

    Gains or losses on the sale of Mortgage Securities are based on the specific identification method.

    Interest income is accrued based on the outstanding principal amount of the Mortgage Securities and their contractual terms. Premiums and discounts associated with the purchase of the Mortgage Securities are amortized into interest income over the lives of the securities using the effective yield method based on, among other things, anticipated estimated prepayments. Such calculations are periodically adjusted for actual prepayment activity.

D)  Credit Risk
    The Company limits its exposure to credit losses on its portfolio of Mortgage Securities and mortgage loans by requiring that at least 70% of the Company's Mortgage Investment portfolio consist of Mortgage Securities or mortgage loans that are either (i) insured or guaranteed by an agency of the U.S. government, such as Ginnie Mae, Fannie Mae, or Freddie Mac, (ii) rated in one of the two highest rating categories by either Standard & Poor's or Moody's, or (iii) considered to be of equivalent credit quality as determined by the Advisor and approved by the Company's investment committee. As of June 30, 1998, the Company's Mortgage Investments consisted only of Mortgage Securities insured or guaranteed by the U.S. government.

    The Company monitors the delinquencies and losses on the underlying mortgages of its Mortgage Securities. An allowance for credit losses will be made for possible credit losses at a level deemed appropriate by management. The allowance will be evaluated and adjusted periodically by management based on the actual and projected timing and amount of potential credit losses, as well as industry loss experience. At June 30, 1998, management determined no allowance for credit losses was necessary.

E)  Other Investments
    Other investments consist of (i) direct investments in multifamily projects collateralizing mortgage loans owned by the Company, (ii) investments in limited partnerships owning real estate (PEPs) and (iii) a corporation owning interests in real estate limited partnerships.

F)  Net income per Share
    Net income per share is based on the weighted average number of common shares and common equivalent shares (e.g., stock options), if dilutive, outstanding during the period. Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reported period.

    As more fully discussed in Note 7, options to purchase 520,000 shares of common stock were issued during the quarter ended June 30, 1998. Because the average stock price during the quarter was less than the exercise price, exercise of such securities under the treasury stock method would be anti-dilutive. Accordingly, these potentially dilutive securities were not considered in fully diluted earnings per share and, as a result, basic and fully diluted net income per share are the same for such period. With regard to the Predecessor, basic and diluted net income per Unit of the Predecessor were the same for all periods presented as no dilutive equivalent units existed.

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in Stockholders' Equity or Partners Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor. Comprehensive income for the Company includes net income and the change in net unrealized holding gains on investments charged or credited to Stockholders' Equity. Comprehensive income for the Predecessor includes net income and the change in net unrealized holding gains on investments charged or credited to Partner's Capital. Comprehensive income for the quarters and six months ended June 30, 1998 and 1997 was as follows:

                                                      For the Quarter Ended June 30,
                                                         1998                1997
                                                        Company           Predecessor
                                                      (Unaudited)         (Unaudited)
                                                    ---------------     ---------------
Net income                                          $    1,241,007      $      685,564
Change in net unrealized holding gains (losses)            146,347            (337,972)
                                                    ---------------     ---------------
Comprehensive income                                $    1,387,354      $      347,592
                                                    ===============     ===============

                                   					                                 For the Six Months Ended June 30,
                                                                             1998
                                                      Predecessor	          Company                   	               1997
                                                    Through April 9	     From April 10           Total            Predecessor
                                                      (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      486,466      $    1,241,007      $    1,727,473      $    1,487,983
Change in net unrealized holding gains (losses)            (21,335)            146,347             125,012              (8,306)
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      465,131      $    1,387,354      $    1,852,485      $    1,479,677
                                                    ===============     ===============     ===============     ===============

I)  Federal Income Taxes
    The Company has elected to be taxed as a real estate investment trust
    (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of state law. Accordingly, the Company will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT, the Company is required, among other requirements, to distribute at least 95% of its taxable income. As such, no provision for income taxes has been made in the accompanying consolidated financial statements.

    Since the Predecessor was a partnership, it has not made a provision for income taxes since its Beneficial Unit Certificate (BUC) Holders are required to report their share of the Predecessor's income for federal and state income tax purposes.

J)  Reclassifications
    Certain prior period amounts have been reclassified to conform with the current period classification.

K)  New Accounting Pronouncement
    In June, 1998, the Financial Accounting Standards Board has issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities " (FAS 133). This statement provides new accounting and reporting standards for the use of derivative instruments. Adoption of this statement is required by the Company effective January 1, 2000. Management intends to adopt the statement as required in fiscal 2000. Although the Company and its Predecessor have not historically used such instruments, it is not precluded from doing so. Management anticipates using such instruments to manage interest rate risk. Management believes that the impact of such adoption will not be material to the financial statements.

3.  Mortgage Securities

The following tables present the Company's Mortgage Securities as of June 30, 1998 and the Predecessor's Mortgage Securities as of December 31, 1997. The Mortgage Securities classified as available-for sale are carried at their fair value and the Mortgage Securities classified as held-to-maturity are carried at their amortized cost:

As of June 30, 1998 - Company (unaudited)

                               Available-for-Sale
                               ------------------
Amortized cost                 $     153,439,320
Net unrealized losses                   (558,481)
                               ------------------
Fair value			                  $     152,880,839
                               ==================

December 31, 1997 - Predecessor
				                           Available-for-Sale     Held-to-Maturity              Total
                               ------------------     ----------------     ---------------
Amortized cost                 $      18,884,194      $    14,052,242      $   32,936,436
Gross unrealized gains		                 606,486              658,816           1,265,302
Gross unrealized losses		                 36,534                 -                 36,534
                               ------------------     ----------------     ---------------
Fair value                     $      19,454,146      $    14,711,058      $   34,165,204
                               ==================     ================     ===============

Certain securities classified as available-for-sale on the June 30, 1998, balance sheet of the Company were classified as held-to-maturity on the December 31, 1997 balance sheet of the Predecessor. Based on the differing investment objectives of the Company, it was determined that it would be more appropriate to classify such securities as available-for-sale rather than held-to-maturity. Accordingly, on the Merger Date, such securities were transferred from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, net unrealized holding losses and the aggregate fair value of the securities transferred were $14,027,386, $704,828 and $13,322,558, respectively.

At June 30, 1998, Mortgage Securities consisted of pools of adjustable-rate Mortgage Securities with a carrying value of $101,749,315 which were acquired since the Merger Date and fixed-rate Mortgage Securities with a carrying value of $51,131,524. At June 30, 1998, Mortgage Securities consisted of Government National Mortgage Association (GNMA) Certificates, Federal National Mortgage Association (FNMA) Certificates, and Federal Home Loan Mortgage Corporation (FHLMC) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily residential properties and pools of single-family properties. The FNMA Certificates and FHLMC Certificates are backed by pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FNMA Certificates are debt securities issued by FNMA and are guaranteed by FNMA as to the full and timely payment of principal and interest on the underlying loans. The FHLMC Certificates are debt securities issued by FHLMC and are guaranteed by FHLMC as to the full and timely payment of principal and interest on the underlying loans. At December 31, 1997, Mortgage Securities consisted of GNMA Certificates and FNMA Certificates.

As of June 30, 1998, the Company had approximately $46.8 million of commitments to purchase Mortgage Securities.

4.  Real Estate Held for Sale

Certain real estate assets acquired in connection with the Merger were not considered consistent with the investment objectives of the Company. As a consequence, the Company has classified such assets as held for sale upon consummation of the Merger and is investigating opportunities to sell such assets. Two of the three rental properties were transferred from the Predecessor at carryover basis and the remaining property was acquired at fair value. Based on estimates of net realizable value, as adjusted for costs to sell, management does not anticipate that such a sale would necessitate an impairment reserve under SFAS 121 "Accounting for Impairment of Long Lived Assets". During the period assets are held for sale, no depreciation will be reflected in the Company's financial statements.

5.  Other Investments

Other investments consisted of the following:

                                                           As of             As of
							                                            June 30, 1998     Dec. 31, 1997
                                                     (Unaudited)       (Unaudited)
                                                   -------------     -------------
Investment in Retirement Centers Corporation				   $    296,183      $       -
Investment in and advances to PEPS					                    -            1,495,923
Investment in participating loans                          -              860,000
                                                   -------------     -------------
Total                                              $    296,183      $  2,355,923
                                                   =============     =============

6.  Reverse Repurchase Agreements

The Company has entered into several reverse repurchase agreements to finance Mortgage Securities purchased since the Merger Date. The reverse repurchase agreements are collateralized by the Company's Mortgage Securities with a principal balance of approximately $104 million and bear interest at rates that are LIBOR based.

As of June 30, 1998, the Company had outstanding $99,117,208 of reverse repurchase agreements with a weighted average borrowing rate of 5.62% and a weighted average remaining maturity of 3.55 months. As of June 30, 1998, all of the Company's borrowings were fixed-rate term reverse repurchase agreements with original maturities that range from 3 to 6 months.

At June 30, 1998, the reverse repurchase agreements had the following remaining maturities:

Within 30 days		              $       -
30 to 90 days		                 56,259,330
90 days to one year             42,857,878
                              -------------
                              $ 99,117,208
                              =============

7.  Stockholders' Equity

1997 Stock Option Plan
----------------------
The Company has a 1997 Stock Option Plan (the Plan) which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares of the outstanding shares, but not more than 10% of the shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (ISOs) as defined under section 422 of the Internal Revenue Code, Non-Qualified Stock Options (NQSOs) and Dividend Equivalent Rights (DERs) to eligible persons, other than non-employee directors. Non-employee directors are automatically provided periodic grants of NQSOs with DERs pursuant to the provisions of the Plan.
The exercise price for any options granted to eligible persons, other than non-employee directors, under the Plan shall not be less than the fair market value of the common stock on the day of the grant. The exercise price for any options granted to non-employee directors under the Plan shall be the fair market value of the common stock on the day of the grant. Twenty-five percent of the options become exercisable at the time the option is granted. Thereafter each year, for the next three years, 25% of the total amount of the options shall cumulatively become exercisable upon the anniversary of the date of grant. The options expire if not exercised ten years after the date granted.

During the quarter ended and as of June 30, 1998, there were 500,000 ISOs granted to buy common shares at an exercise price of $9.375 per share, of which 125,000 were vested and exercisable. In addition, there were 20,000 NQSOs issued at an exercise price of $9.375 per share, of which 5,000 were vested and exercisable. No options were exercised during the quarter ended and as of June 30, 1998.

In addition to options, 125,000 and 5,000 DERs were granted on the ISOs and NQSOs, respectively, during the quarter ended June 30,1998, based on the provisions of the Plan. In connection with the options discussed above the recipients were also granted DERs which vest on the same basis as the options and payments are made on vested DERs only. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the quarter ended June 30, 1998, the Company recorded a $500 charge to earnings associated with the DERs on ISOs and a $12,500 charge to stockholders' equity of associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method and a periodic change will be recognized based on the vesting schedule. The change of options which vested at date of grant were included as capitalized transaction costs in connection with the Merger. Management estimated the value of the ISOs at the date of grant to be approximately $1.88 per share using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 25% volatility rate and a risk-free rate of 5.5% and a dividend yield of 0% (because of the DERs). NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends
---------
On June 18, 1998, the Company declared a distribution of $.265 per share for the quarter ending June 30, 1998, which is to be paid on August 14, 1998, to shareholders of record as of June 30, 1998. The distribution consists in part of a dividend paid from earnings and in part of a cash merger payment, representing a return of capital.

8.  Related Party Transactions

America First Mortgage Advisory Corporation (the Advisor) manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. During the quarter ended June 30, 1998, the Advisor earned a base management fee of $181,376. The Advisor was eligible to receive incentive compensation of approximately $8,400 for the quarter ended June 30, 1998.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 4.5% to 5% of gross revenues. Such fees paid by the Company for periods after the Merger Date amounted to $70,583 and such fees paid by the Predecessor for periods prior to the Merger Date amounted to $71,125.

Prior to the Merger Date, AFCA 3 was entitled to an administrative fee of .35% per annum of the outstanding amount of investments of Prep Fund 1 to be paid by Prep Fund 1 to the extent such amount is not paid by property owners. In 1998, AFCA 3 earned administrative fees of $53,617. Of this amount, $38,069 was paid by Prep Fund 1 and the remainder was paid by property owners.

9.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the six months ended June 30, 1998 and June 30, 1997 are presented as if the Merger had been completed on January 1, 1998 and 1997, respectively.

Pro Forma
Statement of Operations

                                                       For the Six         For the Six
                                                      Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997
                                                    ---------------     ---------------
Mortgage Securities income                          $    2,513,828      $    2,166,004
Interest income on temporary cash investments              432,155             396,159
                                                    ---------------     ---------------
Total interest income                                    2,945,983           2,562,163
Interest expense on borrowed funds                         437,490                -
                                                    ---------------     ---------------
Net interest income                                      2,508,493           2,562,163
                                                    ---------------     ---------------
Rental income on real estate held for sale               1,788,150                -
Rental income                                                 -              1,268,366
Income from other investments                              263,070             542,624
Gain on sale of investment                                 414,710                -
                                                    ---------------     ---------------
                                                         2,465,930           1,810,990
                                                    ---------------     ---------------
Real estate operating expenses on real estate
 held for sale                                             962,088                -
Real estate operating expenses                                -                693,962
General and administrative expenses                      1,637,787             914,350
Depreciation                                                47,259             151,255
Interest expense                                           626,772             423,149
                                                    ---------------     ---------------
                                                         3,273,906           2,182,716
                                                    ---------------     ---------------
Minority interest                                           (7,978)               -
                                                    ---------------     ---------------
Net income                                          $    1,708,495      $    2,190,437
			                                                 ===============     ===============
Net income, basic and fully diluted, per share      $         0.19      $         0.24
                                                    ===============     ===============
Weighted average number of shares outstanding            9,035,184           9,035,184

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

10. Subsequent Events

On July 2, 1998, the Company acquired a FNMA whole-pool mortgaged backed certificate with an aggregate original principal balance of $56,000,649 (the FNMA Certificate). The FNMA Certificate bears interest at 7.498% per annum. The total purchase price paid for the FNMA Certificate was approximately $23.1 million, including accrued interest. The acquisition was financed through a LIBOR-based reverse repurchase agreement.

On July 29, 1998, the Company acquired a FNMA whole-pool mortgaged backed certificate with an aggregate original principal balance of $33,154,488 (the FNMA Certificate). The FNMA Certificate bears interest at 5.77% per annum. The total purchase price paid for the FNMA Certificate was approximately $33.7 million, including accrued interest. The acquisition was financed through a LIBOR-based reverse repurchase agreement.

On August 6, 1998 and August 10, 1998, the Company purchased with cash two corporate bonds with a face value of $1 million each for $980,000 and $990,000, respectively.

Item 2.
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to the Merger (described in Note 1 to the Company's consolidated financial statements), the Company was a newly formed real estate investment trust (REIT) which had no operations of its own.

On April 10, 1998, the Company and three partnerships; America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund
1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their preexisting net assets and operations or majority interest in the preexisting partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three Partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with GAAP. Prep Fund 1 was deemed to be the acquirer of the other Partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the BUCs of Prep Fund 2 and approximately 98% of the BUCs of Pension Fund. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet.

Concurrently with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through June 30, 1998, the Company purchased six positions in mortgage backed securities for an aggregate purchase cost of approximately $103 million. Subsequent to June 30, 1998 through August 14, 1998, the Company acquired three additional positions for an aggregate purchase cost of approximately $58.8 million.

The Company intends to elect to qualify as a REIT under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, Company has committed to make distributions in the first year following the Merger of at least $1.06 per common share, to be paid in four equal quarterly installments, which is expected to significantly exceed taxable income. Accordingly, a portion of distributions received by shareholders in 1998 and 1999 will consist in part of a dividend paid from earnings and in part of a cash merger payment, representing non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations.

The Company's operations for any period may be affected by a number of factors including the investment assets held, general economic conditions affecting underlying borrowers and, most significantly, factors which affect the interest rate market. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company.

The Merger, other related transactions and on-going implementation of the change in investment strategy will materially impact the Company's future operations as compared to those of the Predecessor, or the Company's current level of operations. Accordingly, the currently reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

Liquidity and Capital Resources

The Company requires capital to fund its investment strategy and pay its operating expenses. The Company's capital sources upon consummation of the Merger include cash flow from operations, borrowings under reverse repurchase agreements and mortgage loans on the Company's remaining direct real estate investments, which are currently held for sale.

Since the Merger , the Company has primarily financed its mortgage investments through reverse repurchase agreements with aggregate balances of between $8.6 million and $28.2 million, respectively. These arrangements have original terms to maturity ranging from one month to six months and annual interest rates based on LIBOR.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its new investment policy.

Results of Operations

Three Month Period Ended June 30, 1998 Compared to 1997

During the three months ended June 30, 1998, total interest income increased $760,972 as compared to total interest income of the Predecessor for the three months ended June 30, 1997. This increase is a result of the interest generated by mortgage investments acquired from Prep Fund 2 and Pension Fund in the Merger as well as the acquisition of additional mortgage investments during 1998.

Rental income increased $749,981 as compared to that of the Predecessor as a result of (i) a reclassification of certain assets to investments in real estate as of the Merger Date and (ii) additional rental income realized from real estate acquired from Prep Fund 2 and Pension Fund in the Merger.

The Company realized a gain of $385,000 from the sale of a mortgage loan on May 1, 1998 and a gain of $29,710 on the sale of other investments. The reduction of $96,914 in income from other investments was primarily due to this sale.

The increase in the Company's interest expense on borrowed funds during the three months ended June 30, 1998 compared to that of the Predecessor for the three months ended June 30, 1997, relates to interest expense on reverse repurchase arrangements used to fund additional investments.

Real estate operating expenses and interest expense on mortgage loans increased $673,577 as compared to that of the Predecessor as a result of (i) a reclassification of certain assets to investments in real estate as of the Merger Date and (ii) additional real estate operating expenses realized from real estate acquired from Prep Fund 2 and Pension Fund in the Merger.

No depreciation was recorded for the three months ended June 30, 1998 because all real estate assets were classified as held for sale.

General and administrative expenses increased $245,843 as compared to that of the Predecessor as a result of (i) the management fee payable to the Advisor and (ii) the increased scope of operations resulting from the Merger.

Six month period ended June 30, 1998 compared to 1997

During the six months ended June 30, 1998, total interest income increased $712,677 as compared to total interest income of the Predecessor for the six months ended June 30, 1997. This increase is a result of the interest generated by mortgage investments acquired from Prep Fund 2 and Pension Fund in the Merger as well as the acquisition of additional mortgage investments during 1998.

Rental income increased $519,784 as compared to that of the Predecessor as a result of (i) a reclassification of certain assets to investments in real estate as of the Merger Date and (ii) additional rental income realized from real estate acquired from Prep Fund 2 and Pension Fund in the Merger.

The Company realized a gain of $385,000 from the sale of a mortgage loan on May 1, 1998 and a gain of $29,710 on the sale of other investments. The reduction of $96,914 in income from other investments was primarily due to this sale.

The increase in the Company's interest expense on borrowed funds during the six months ended June 30, 1998 compared to that of the Predecessor for the six months ended June 30, 1997, relates to interest expense on reverse repurchase arrangements used to fund additional investments.

Real estate operating expenses and interest expense on mortgage loans increased $471,749 as compared to that of the Predecessor as a result of (i) a reclassification of certain assets to investments in real estate as of the Merger Date and (ii) additional real estate operating expenses realized from real estate acquired from Prep Fund 2 and Pension Fund in the Merger.

Depreciation decreased $103,996 as compared to that of the Predecessor because all real estate assets were classified as held for sale as of the Merger Date.

General and administrative expenses increased $426,435 as compared to that of the Predecessor as a result of (i) the management fee payable to the Advisor and (ii) the increased scope of operations resulting from the Merger.

Interest Rate Risks

The Company's operating results will depend in part on the difference between the interest income earned on its interest-earned assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of investment capital may lead to a lowering of the interest rate earned on the Company's interest bearing assets which the Company may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the economy can affect the spread between the Company's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have material adverse effect on the Company. In addition, an increase in interest rates could, among other things, reduce the value of the Company's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in the interest rates could reduce the average life of the Company's interest earning assets.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. The Company may employ various hedging strategies to limit the effects of changes in interest rates on its operations, including asset liability matching, which represents the current strategy, or engaging in active hedging using derivative instruments including interest rate swaps, caps, floors and other interest rate exchange contracts. There can be no assurance that the profitability of the Company or the value of the Company's investment assets will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions involve certain additional risks such as counter-party credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are priced may be more or less variable than the indices upon which the hedged loans are priced, thereby making the hedge less effective. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain Mortgage Securities represent an undivided interest in the entire pool backing such Mortgage Securities (i.e. "Whole Pool" Mortgage Securities), such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 1998, the Company calculates that it is in and has maintained compliance with this requirement.

Forward Looking Statements

When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk. The requirements of Item 3 of Form 10-Q are not applicable to the Company prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

     Item 5.   Other Information.
The proxy for the 1999 annual meeting of shareholders will confer discretionary authority on the Board of Directors to vote on any matter proposed by any shareholder for consideration at the meeting if the Company does not receive written notice of the matter from the proponent on or before February 6, 1999. Such notice must be submitted in writing and mailed by certified mail to Stewart Zimmerman, America First Mortgage Investments, Inc., 399 Park Avenue, New York, New York, 10022.

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

           (b) Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K during the quarter for which this report is filed.

               Item Reported      Financial Statements Filed   Date of Report

               2. Acquisition            Yes                     April 10, 1998
                  or Disposition
                  of Assets

               2. Acquisition             No                     May 26, 1998
                  or Disposition
                  of Assets

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1998       AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Chief Financial Officer