Form 10-Q
period 1998-09-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1998-11-16
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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


																																																																																											 Sept. 30, 1998
                                                                                                   Company       Dec. 31, 1997
                                                                                                (Unaudited)        Predecessor
                                                                                            ---------------     ---------------
Investment in Mortgage Securities (Note 3)                                                  $  200,258,537      $   33,506,388
Investment in Corporate Securities (Note 4)                                                      4,664,303                -
Cash and cash equivalents, at cost
 which approximates market value                                                                 7,734,969          10,426,181
Accrued interest receivable                                                                      1,488,521           		272,264
Other investments	(Note 5)                                                                         351,663           1,080,320
Investment evaluation fees, net		                                                                     -                564,404
Goodwill, net                                                                                    7,411,174                -
Other assets		                                                                                   1,668,571           1,708,440
                                                                                            ---------------     ---------------
                                                                                            $  223,577,738      $   47,557,997
		                                                                                          ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                             $  147,587,842      $         -
 Accrued interest payable		                                                                      1,029,611                -
 Accounts payable		                                                                                355,713             794,102
 Dividends or distributions payable		                                                            2,507,048             511,069
 		                                                                                         ---------------     ---------------
                                                                                               151,480,214           1,305,171
       		                                                                                   ---------------     ---------------
Minority interest in Pension Fund (Note 1)                                                         246,846                -

Stockholders' Equity and Partners Capital
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
  9,035,084 issued and outstanding                                                                  90,351                -
  Additional paid in capital                                                                    76,018,256                -
  Retained earnings                                                                             (2,712,288)               -
  Available for sale securities:
  Unrealized gain (loss)                                                                        (1,545,641)               -

 Partners Capital
  General Partner                                                                                     -                    100
  Unit Holders                                                                                        -             45,682,774

  Net unrealized holding gains (losses)                                                               -                569,952
                                                                                            ---------------     ---------------
Stockholders' equity (Partners Capital for 1997)                                                71,850,678          46,252,826
                                                                                            ---------------     ---------------
                                                                                            $  223,577,738      $   47,557,997
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the
                                                     Quarter Ended       Quarter Ended
                                                    Sept. 30, 1998      Sept. 30, 1997
                                                           Company         Predecessor
                                                    ---------------     ---------------
Mortgage Securities income                          $    3,028,621      $      658,814
Corporate Securities income                                 41,852                -
Interest income on temporary cash investments              150,555             152,289
                                                    ---------------     ---------------
Total interest income                                    3,221,028             811,103
Interest expense on borrowed funds                       2,035,282                -
                                                    ---------------     ---------------
Net interest income                                      1,185,746             811,103
			                                                 ---------------     ---------------
Income from other investments                              223,426             164,542
Gain on sale of investment                                     241                -
                                                    ---------------     ---------------
                                                           223,667             164,542
                                                    ---------------     ---------------
General and administrative expenses                        532,741             278,529
Minority interest                                           10,124               -
                                                    --------------      ---------------
                                                           542,865             278,529
                                                    ---------------     ---------------
Net income                                          $      866,548      $      697,116
			                                                 ===============     ===============
Net income allocated to:
 General Partner                                                        $        5,951
 BUC Holders                                                                   691,165
                                                                        ---------------
                                                                        $      697,116
                                                                        ==============
Net income, basic and fully diluted, per share      $         0.10      $          N/A
			                                                 ===============     ===============
Net income, basic and fully diluted, per unit       $          N/A      $         0.12
                                                    ===============     ===============

Weighted average number of shares outstanding            9,035,084                  N/A
Weighted average number of units outstanding                   N/A            5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                               																					  	For the Nine Months Ended September 30, 1998 														For the Nine
                                                       Predecessor             Company                            Months Ended
																																																			Through April 9       From	April 10															Total						Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Mortgage Securities income                          $      613,793      $    4,426,762      $    5,040,555      $    2,024,656
Corporate Securities income                                   -                 41,852              41,852
Interest income on temporary cash investments              148,799             335,177             483,976             419,125
                                                    ---------------     ---------------     ---------------     ---------------
Total interest income                                      762,592           4,803,791           5,566,383           2,443,781
Interest expense on borrowed funds                            -              2,472,772           2,472,772                -
                                                    ---------------     ---------------     ---------------     ---------------
Net interest income                                        762,592           2,331,019           3,093,611           2,443,781
                                                    ---------------     ---------------     ---------------     ---------------
Income from other investments                              145,167             436,865             582,032             555,097
Gain on sale of investments                                   -                414,951             414,951                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           145,167             851,816             996,983             555,097
                                                    ---------------     ---------------     ---------------     ---------------
General and administrative expenses                        421,293           1,073,133           1,494,426             813,779
Minority interest                                             -                  2,147               2,147                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           421,293           1,075,280           1,496,573             813,779
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      486,466      $    2,107,555      $    2,594,021      $    2,185,099
			                                                 ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        3,931                                              $       19,438
 BUC Holders                                               482,535                                                   2,165,661
                                                    ---------------                                             ---------------
                                                    $      486,466                                              $    2,185,099
			                                                 ===============                                             ===============
Net income, basic and fully diluted, per share      $          N/A      $         0.23                          $          N/A
			                                                 ===============     ===============                         ===============
Net income, basic and fully diluted, per unit       $         0.08      $          N/A                          $         0.38
			                                                 ===============     ===============                         ===============


Weighted average number of shares outstanding                  N/A           9,035,084                                     N/A
Weighted average number of units outstanding             5,775,797                 N/A                               5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                                             Partners' Capital
                                            -----------------------------------------------------------------------------------
                                                                        Exchangeable           Net Unrealized
                                                   General              Unit Holders           Holding
                                                   Partner       # of Units           Amount   Gains (Losses)            Total
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Balance at December 31, 1997                $          100        5,775,797   $   45,682,774   $      569,952   $   46,252,826
Net income                                          	3,931 		          -             482,535 		          -             486,466
Cash distributions paid or accrued                 	(3,931)		          -          (1,530,009)		          -          (1,533,940)
Change in net unrealized holding gains			             -                -                 -            (21,235)		       (21,235)
Issuance of stock of the Company in exchange
 for Units of the Predecessor                        	(100)     	(5,775,797)	    (44,635,300)	       (548,717)	    (45,184,117)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Balance at April 10, 1998 (unaudited)       $         -                -      $         -      $         -      $         -
                                            ===============  ===============  ===============  ===============  ===============

                                                                          Stockholders' Equity
                                             ---------------------------------------------------------------------------------
                                                                                                             Net
                                                                                                      Unrealized
                                                    Common Stock			          Paid-in      Retained	      Holding
                                             # of Shares	       Amount	      Capital	     Earnings	 Gains (Losses)	      Total
                                             ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1997                      90,621 	 $       906 	 $        94 		$      -      $      -      $     1,000
Effects of Merger:
 Issuance of stock of the Company in exchange
  for Units of the Predecessor                 5,775,797        57,758    45,126,359          -             -       45,184,117
 Issuance of stock of the Company in exchange
  for Units of Prep Fund 2 and Pension Fund   	3,168,666        31,687    29,949,413          -             -       29,981,100
 Change in classification of Mortgage
  Securities from held-to-maturity to
   available-for-sale                               -             -             -             -  		  			(704,828)	    (704,828)
Issuance of stock options                           -             -          942,390          -             -          942,390
Net income                                          -             -             -        2,107,555          -        2,107,555
Dividends paid or accrued                           -             -             -       (4,819,843)                 (4,819,843)
Change in net unrealized gains (losses)
  on investments                                    -             -             -             -         (840,813)     (840,813)
                                             ------------  ------------  ------------  ------------  ------------  ------------
Balance at Sept. 30, 1998	(unaudited)         9,035,084 	 $    90,351 	 	$76,018,256 	 $(2,712,288)   $(1,545,641) 	$71,850,678
                                             ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS CASH FLOW
(UNAUDITED)

                                                         For the Nine Months Ended September 30, 1998             For the Nine
                                                                                                                  Months Ended
                                                        Predecessor             Company                         Sept. 30, 1997
                                                    Through April 9       From April 10              Total         Predecessor
                                                    ---------------     ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                         $      486,466      $    2,107,555       $    2,594,021      $    2,185,099
 Adjustments to reconcile net income to
  net cash from operating activities:
   Gain on sale of investments                                 -              (414,951)            (414,951)              -
   Amortization                                             (1,959)           (111,894)            (113,853)             (9,564)
   Decrease (increase) in interest receivable                8,302          (1,082,014)          (1,073,712)             28,697
   Decrease (increase) in other investments                 42,869             (61,154)             (18,285)           (683,271)
   Decrease (increase) in other assets                    (723,268)          1,076,062              352,794            (435,305)
   Increase (decrease) in accounts payable                 565,608          (1,716,885)          (1,151,277)            (26,647)
   Increase in accrued interest payable                       -              1,029,611            1,029,611              -
                                                     ---------------     ---------------    ---------------     ---------------
 Net cash provided by operating activities                 378,018             826,329            1,204,347           1,059,009
                                                     ---------------     ---------------    ---------------     ---------------
Cash flows from investing activities
 Net cash from Merger                                          -             4,820,481            4,820,481               -
 Purchases of mortgage securities                              -          (170,976,856)        (170,976,856)              -
 Purchases of corporate securities                             -            (4,662,500)          (4,662,500)              -
 Principal payments on mortgage securities                 867,630          21,895,194           22,762,824          2,884,757
 Proceeds from sale of other investments                       -             1,290,000            1,290,000          2,100,000
                                                     ---------------     ---------------     ---------------     --------------
 Net cash provided by (used in) investing activities       867,630        (147,633,681)        (146,766,051)         4,984,757
                                                     ---------------     ---------------     ---------------     --------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                     -           147,587,842          147,587,842               -
 Dividends and distributions paid                       (1,535,007)         (3,182,343)          (4,717,350)        (4,606,086)
                                                     ---------------     ---------------     ---------------     --------------
 Net cash provided by (used in) financing activities    (1,535,007)        144,405,499          142,870,492         (4,606,086)
                                                     ---------------     ---------------     ---------------     --------------
Net increase (decrease) in cash and cash equivalents      (289,359)         (2,401,853)          (2,691,212)         1,437,680
Cash and temporary cash investments at beginning
 of period                 	                            10,426,181          10,136,822           10,426,181          8,817,327
                                                      ---------------     --------------     ---------------    --------------
Cash and temporary cash investments at end of period  $  0,136,822      $    7,734,969      $     7,734,969     $   10,255,007
			                                                   ===============    ===============     ===============    ==============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $        -    $        1,005,671      $     1,005,671     $        -
                                                      ===============    ===============     ===============    ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

1.  Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997, but had no operations prior to April 10, 1998. The Company has entered into an advisory agreement with America First Mortgage Advisory Company (the Advisor) which provides advisor services in connection with the conduct of the Company's business activities.

On April 10, 1998, (the Merger Date) the Company and three partnerships; America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund 1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their preexisting net assets and operations or majority interest in the preexisting partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three Partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of the other Partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates (BUCs) of Prep Fund 2 and approximately 98% of the BUCs of Pension Fund. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet.

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 1998 consolidated financial statements include the consolidated accounts of the Company from April 10, 1998 through September 30, 1998, and the combined accounts of Prep Fund 1 and America First Participating/Preferred Equity Mortgage Fund Limited Partnership (the managing general partner of Prep Fund 1) (together referred to as the Predecessor) for periods prior to the Merger. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1998, and results of operations for all periods presented have been made. The financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1997.

    The consolidated financial statements include the accounts of the Company and its subsidiary, Pension Fund.  In addition, as more fully discussed in
    Note 5, the Company had an investment in a corporation which it does not control and which it accounts for under the equity method. The Corporation
			 is not consolidated for income tax purposes.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

C)  Mortgage Securities and Corporate Securities

	   Statement of Financial Accounting Standards No. 115, "Accounting for
				Certain Investments in Debt and Equity Securities" (SFAS 115), requires
				the Company to classify its investments in Mortgage Securities and
				Corporate Securities (collectively referred to as Invesment Securities)
			 as either held-to-maturity, available-for-sale or trading.  In order to be
			 prepared to respond to potential future opportunities in the market, to
			 sell Mortgage Securities in order to optimize the portfolio's total return
			 and to retain its ability to respond to economic conditions that require
			 the Company to sell assets in order to maintain an appropriate level of
				liquidity, the Company has classified all its Mortgage Securities as
			 available-for-sale.  Although the Company generally intends to hold most
			 of its Mortgage Securities until maturity, it may, from time to time, sell
			 any of its Mortgage Securities as part of its overall management of its
				balance sheet.  Accordingly, to maintain flexibility, the Company currently
			 classifies all of its Mortgage Securities as available-for-sale.

    Certain Mortgage Securities classified as available-for-sale on the September 30, 1998, balance sheet of the Company were classified as held-to-maturity on the December 31, 1997 balance sheet of the
			 Predecessor. (See Note 3).

    Mortgage Securities which were classified as held-to-maturity were carried at amortized cost. Mortgage Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity or partners' capital.

				Corporate Securities are classified as held-to-maturity and are carried at
				amortized cost.

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

    Gains or losses on the sale of Investment Securities are based on the specific identification method.

    Interest income is accrued based on the outstanding principal amount of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized into interest income over the lives of the securities using the effective yield method based on, among other things, anticipated estimated prepayments. Such calculations are periodically adjusted for actual prepayment activity.

D)  Credit Risk
		  The Company limits its exposure to credit losses on its
				portfolio of Mortgage Securities and mortgage loans by requiring that at
			 east 70% of its Mortgage Securities portfolio consist of Mortgage
				Securities or mortgage loans that are either (i) insured or guaranteed as
			 to principal and interest by an agency of the U.S. government, such as
			 Ginnie Mae, Fannie Mae, or Freddie Mac, (ii) rated in one of the two
			 highest rating categories by either Standard & Poor's or Moody's, or (iii)
			 considered to Be of equivalent credit quality as	 determined by the
				Advisor and approved by the Company's investment committee.  As of
				September 30, 1998, the Company's Mortgage Investments consisted only of
			 Mortgage Securities insured or guaranteed by the U.S. government.

    The Company monitors the delinquencies and losses on the mortgage loans
				that underlie its Mortgage Securities.  An allowance for credit losses
				will be made for possible credit losses at a level deemed appropriate by
			 management after considering expected recoveries under insurance or
				guarantees. The allowance will be evaluated and adjusted periodically by
			 management based on the actual and projected timing and amount of
				potential credit losses, as well as industry loss experience.  At
				September 30, 1998, management determined no allowance for credit losses
				was necessary.

E)  Other Investments
    Other investments consist of (i) direct investments in multifamily projects collateralizing mortgage loans owned by the Company, (ii)
    investments in limited partnerships owning real estate (PEPs) and (iii)
				non-voting preferred stock of a corporation owning interests in real
				estate limited partnerships.

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

    As more fully discussed in Note 7, options to purchase 520,000 shares of common stock were issued during the quarter ended June 30, 1998. Because the average stock price during the quarter was less than the exercise price, exercise of such options under the treasury stock method would be anti-dilutive. Accordingly, these potentially dilutive securities were not considered in fully diluted earnings per share and, as a result, basic and fully diluted net income per share are the same for such period. With regard to the Predecessor, basic and diluted net income per Unit of the Predecessor were the same for all periods presented as no dilutive equivalent units existed.

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in Stockholders' Equity or Partners Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor. Comprehensive income for the Company includes net income and the change in net unrealized holding gains on investments charged or credited to Stockholders' Equity. Comprehensive income for the Predecessor includes net income and the change in net unrealized holding gains on investments charged or credited to Partner's Capital. Comprehensive income for the quarters and nine months ended September 30, 1998 and 1997 was as follows:

                                                       For the Quarter Ended Sept. 30,
                                                              1998                 1997
                                                           Company          Predecessor
                                                        (Unaudited)          (Unaudited)
                                                    ---------------     ---------------
Net income                                          $      866,548      $       697,116
Change in net unrealized holding gains (losses)           (987,160)             198,157
                                                    ---------------     ---------------
Comprehensive income                                $     (120,612)     $       895,273
                                                    ===============     ===============

                                   					                          For the Nine Months Ended Sept. 30,
                                                                             1998
                                                       Predecessor	            Company                   	                1997
                                                   Through April 9	      From April 10               Total         Predecessor
                                                        (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      486,466      $    2,107,555      $    2,594,021      $    1,487,983
Change in net unrealized holding gains (losses)            (21,335)           (840,813)           (862,148)             (8,306)
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      465,131      $    1,266,742      $    1,731,873      $    1,479,677
                                                    ===============     ===============     ===============     ===============

I)  Federal Income Taxes
    The Company has elected to be taxed as a real estate investment trust

    (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of state law. Accordingly, the Company will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT, the Company is required, among other requirements, to distribute at least 95% of its taxable income. As such, no provision for income taxes has been made in the accompanying consolidated financial statements.
    Since the Predecessor was a partnership, it did not make a provision for income taxes since its Beneficial Unit Certificate (BUC) Holders were required to report their share of the Predecessor's income for federal and state income tax purposes.

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

3.  Mortgage Securities

The following tables present the Company's Mortgage Securities as of September 30, 1998 and the Predecessor's Mortgage Securities as of December 31, 1997. The Mortgage Securities classified as available-for-sale are carried at their fair value and the Mortgage Securities classified as held-to-maturity are carried at their amortized cost:

As of September 30, 1998 - Company (unaudited)

                               Available-for-Sale
                               ------------------
Amortized cost                 $     201,804,178
Net unrealized losses                 (1,545,641)
                               ------------------
Fair value			                  $     200,258,537
                               ==================

December 31, 1997 - Predecessor
				                           Available-for-Sale     Held-to-Maturity              Total
                               ------------------     ----------------     ---------------
Amortized cost                 $      18,884,194      $    14,052,242      $   32,936,436
Gross unrealized gains		                 606,486              658,816           1,265,302
Gross unrealized losses		                (36,534)                 -               (36,534)
                               ------------------     ----------------     ---------------
Fair value                     $      19,454,146      $    14,711,058      $   34,165,204
                               ==================     ================     ===============

Certain securities classified as available-for-sale on the September 30, 1998, balance sheet of the Company were classified as held-to-maturity on the December 31, 1997 balance sheet of the Predecessor. Based on the differing investment objectives of the Company, it was determined that it would be more appropriate to classify such securities as available-for-sale rather than held-to-maturity. Accordingly, on the Merger Date, such securities were transferred from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, net unrealized holding losses and the aggregate fair value of the securities transferred were $14,027,386, $704,828 and $13,322,558, respectively.

At September 30, 1998, Mortgage Securities consisted of pools of adjustable-rate Mortgage Securities with a carrying value of $151,122,983 which were acquired since the Merger Date and fixed-rate Mortgage Securities with a carrying value of $42,431,379. At September 30, 1998, Mortgage Securities consisted of Government National Mortgage Association (GNMA) Certificates, Federal National Mortgage Association (FNMA) Certificates, and Federal Home Loan Mortgage Corporation (FHLMC) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily residential properties and pools of single-family properties. The FNMA Certificates and FHLMC Certificates are backed by pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FNMA Certificates are debt securities issued by FNMA and are guaranteed by FNMA as to the full and timely payment of principal and interest on the underlying loans. The FHLMC Certificates are debt securities issued by FHLMC and are guaranteed by FHLMC as to the full and timely payment of principal and interest on the underlying loans. At December 31, 1997, Mortgage Securities consisted of GNMA Certificates and FNMA Certificates.

As of September 30, 1998, the Company had no commitments to purchase Mortgage Securities.

4.  Corporate Securities

Corporate Securities are classified as held-to-maturity. At September 30, 1998, the total amortized cost, gross unrealized gains and fair value of the Corporate Securities were $4,664,303, $51,697 and $4,716,000.

5.  Other Investments

Other investments consisted of the following:

                                                          As of             As of
							                                          Sept. 30, 1998     Dec. 31, 1997
                                                        Company       Predecessor
                                                     (Unaudited)
                                                   -------------     -------------
Investment in Retirement Centers Corporation				   $    351,663      $       -
Investment in and advances to PEPS					                    -              220,320
Investment in participating loans                          -              860,000
                                                   -------------     -------------
Total                                              $    351,663      $  1,080,320
                                                   =============     =============

6.  Repurchase Agreements

The Company has entered into several repurchase agreements to finance Mortgage Securities purchased since the Merger Date. The repurchase agreements are collateralized by the Company's Mortgage Securities with a principal balance of approximately $156 million and bear interest at rates that are LIBOR based.

As of September 30, 1998, the Company had outstanding $147,587,842 of repurchase agreements with a weighted average borrowing rate of 5.51% and a weighted average remaining maturity of 3.40 months. As of September 30, 1998, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from 3 to 12 months.

At September 30, 1998, the repurchase agreements had the following remaining maturities:

Within 30 days		              $ 27,015,000
30 to 90 days		                 76,306,257
90 days to one year             44,266,585
                              -------------
                              $147,587,842
                              =============

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

During the quarter ended and as of June 30, 1998, there were 500,000 ISOs granted to buy common shares at an exercise price of $9.375 per share, of which 125,000 were vested and exercisable. In addition, there were 20,000 NQSOs issued at an exercise price of $9.375 per share, of which 5,000 were vested and exercisable. No additional options were granted during the quarter ended September 30, 1998. As of September 30, 1998, no options have been exercised.

In addition to options, 500,000 and 20,000 DERs were granted on the ISOs and NQSOs, respectively, during the quarter ended June 30,1998, based on the provisions of the Plan. DERs vest on the same basis as the options and payments are made on vested DERs only. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For 1998 the Company recorded a $31,250 charge ($12,500 for the quarter ended Setember 30, 1998) to stockholders' equity associiated with the DERs on ISOs and a $1,250 charge ($750 for the quarter ended September 30, 1998) to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method and a periodic charge will be recognized based on the vesting schedule. The charge of options which vested at date of grant were included as capitalized transaction costs in connection with the Merger. Management estimated the value of the ISOs at the date of grant to be approximately $1.88 per share using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 25% volatility rate and a risk-free rate of 5.5% and a dividend yield of 0% (because of the DERs). NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends
---------
On September 9, 1998, the Company declared a distribution of $.265 per share for the quarter ending September 30, 1998, which is to be paid on November 16, 1998, to shareholders of record as of September 30, 1998. The distribution consists in part of a dividend paid from earnings and in part of a cash merger payment, representing a return of capital.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. During 1998, the Advisor earned a base management fee of $386,126 ($204,749 for the quarter ended September 30, 1998). The Advisor was eligible to receive incentive compensation of approximately $2,800 in 1998

(none for the quarter ended September 30, 1998).

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 4.5% to 5% of gross revenues. Such fees paid by the Company in 1998 for periods after the Merger Date amounted to $142,586 ($72,003 for the quarter ended September 30, 1998) and such fees paid by the Predecessor for the period in 1998 prior to the Merger Date amounted to $71,125.

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

9.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the nine months ended September 30, 1998 and September 30, 1997 are presented as if the Merger had been completed on January 1, 1998 and 1997, respectively.

Pro Forma
Statement of Operations

                                                      For the Nine        For the Nine
                                                      Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------
Mortgage Securities income                          $    5,667,004      $    3,214,364
Corporate Securities income                                 41,852                -
Interest income on temporary cash investments              616,589             616,438
                                                    ---------------     ---------------
Total interest income                                    6,325,445           3,830,802
Interest expense on borrowed funds                       2,472,772                -
                                                    ---------------     ---------------
Net interest income                                      3,852,673           3,830,802
                                                    ---------------     ---------------
Equity in earnings of property partnerships                649,619             576,125
Rental income                                              397,519           1,897,467
Interest income on participating loans                       6,606             177,639
Gain on sale of investments                                414,951                -
                                                    ---------------     ---------------
                                                         1,468,695           2,651,231
                                                    ---------------     ---------------
Real estate operating expenses                             189,689           1,104,990
General and administrative expenses                      2,223,832           1,602,828
Depreciation                                                47,259             226,882
Interest expense                                           160,571             565,595
                                                    ---------------     ---------------
                                                         2,621,351           3,500,295
                                                    ---------------     ---------------
Minority interest                                           (2,147)               -
                                                    ---------------     ---------------
Net income                                          $    2,697,870      $    2,981,738
			                                                 ===============     ===============
Net income, basic and fully diluted, per share      $         0.30      $         0.33
                                                    ===============     ===============
Weighted average number of shares outstanding            9,035,184           9,035,184

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

On April 10, 1998, the Company and three partnerships; America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund
1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their preexisting net assets and operations or majority interest in the preexisting partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three Partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of the other Partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates (BUCs) of Prep Fund 2 and approximately 98% of the BUCs of Pension Fund. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet.

Concurrently with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through September 30, 1998, the Company purchased nine positions in mortgage backed securities for an aggregate purchase cost of approximately $171 million.

The Company intends to elect to qualify as a REIT under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, the Company has committed to make distributions in the first year following the Merger of at least $1.06 per common share, to be paid in four equal quarterly installments, which is expected to significantly exceed taxable income. Accordingly, a portion of distributions received by shareholders in 1998 and 1999 will consist in part of a dividend paid from earnings and in part of a cash merger payment, representing non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations.

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

Liquidity and Capital Resources

The Company requires capital to fund its investment strategy and pay its operating expenses. The Company's capital sources upon consummation of the Merger include cash flow from operations, borrowings under repurchase agreements and mortgage loans on the Company's remaining direct real estate investments, which are currently held for sale.

Since the Merger, the Company has primarily financed its mortgage investments through repurchase agreements totalling $147.6 million with a weighted average borrowing rate of 5.51% at September 30, 1998. The repurchase agreements have balances of between $8.1 million and $27 million. These arrangements have original terms to maturity ranging from three months to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its new investment policy.

Results of Operations

Three Month Period Ended September 30, 1998 Compared to 1997

During the three months ended September 30, 1998, total interest income increased $2,409,925 as compared to total interest income of the Predecessor for the three months ended September 30, 1997. This increase is a result of the interest generated by mortgage investments acquired from Prep Fund 2 and Pension Fund in the Merger as well as the acquisition of additional mortgage investments during 1998.

The increase in the Company's interest expense on borrowed funds during the three months ended September 30, 1998 compared to that of the Predecessor for the three months ended September 30, 1997, relates to interest expense on repurchase arrangements used to fund additional investments.

Income from other investments increased as a result of income generated by other investments acquired from Prep Fund 2 and Pension Fund.

General and administrative expenses increased $254,212 as compared to that of the Predecessor as a result of (i) the management fee payable to the Advisor and (ii) the increased scope of operations resulting from the Merger.

Nine month period ended September 30, 1998 compared to 1997

During the nine months ended September 30, 1998, total interest income increased $3,122,602 as compared to total interest income of the Predecessor for the nine months ended September 30, 1997. This increase is a result of the interest generated by mortgage investments acquired from Prep Fund 2 and Pension Fund in the Merger as well as the acquisition of additional mortgage investments during 1998.

Income from other investments increased as a result of income generated by other investments acquired from Prep Fund 2 and Pension Fund.

The Company realized a gain of $385,000 from the sale of a mortgage loan on May 1, 1998 and a gain of $29,951 on the sale of other investments.

The increase in the Company's interest expense on borrowed funds during the nine months ended September 30, 1998 compared to that of the Predecessor for the nine months ended September 30, 1997, relates to interest expense on repurchase arrangements used to fund additional investments.

General and administrative expenses increased $680,647 as compared to that of the Predecessor as a result of (i) the management fee payable to the Advisor and (ii) the increased scope of operations resulting from the Merger and continuing implementation of the new investment strategy.

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

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain Mortgage Securities represent an undivided interest in the entire pool backing such Mortgage Securities (i.e. "Whole Pool" Mortgage Securities), such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 1998, the Company calculates that it is in and has maintained compliance with this requirement.

Year 2000

The Company does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Company's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the principal shareholder of the Company's Advisor ("America First"). In addition, the Company has business relationships with a number of third parties whose ability to perform their obligations to the Company depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Company that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by March 31, 1999. America First believes any Year 2000 problems relating to its IT systems will resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Company's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Company's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by mid-1999.

The Company has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Company. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Company's mortgage securities, the Company's transfer and paying agent and the financial institutions with which the Company maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Company are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Company's business operations are owned or leased by America First. The
Company will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties and with the identification, remediation and testing of America First's IT and non-IT systems. However, the Company's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Company's Year 2000 issues are not expected to have a material effect on the Company's results of operations, financial position or cash flow.

Year 2000 Risks

The Company's Advisor believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Company. For example, if an obligor on the Company's mortgage securities encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of principal and interest to the Company. This, in turn, could cause a delay in dividend payments to shareholders. In addition, if the Company's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making dividend payments to shareholders or in the processing of trading of shares. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Company. However, based on currently available information, the Company's Advisor does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Company's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year
2000 readiness, the Company has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions.
America First plans to terminate the Company's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Company will not be able to readily terminate its relationships with all third parties, such as the obligors on its mortgage securities, who may experience Year 2000 problems. The
Company has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Company and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Company's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Company has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

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

              10.4 Employment Agreement of Ronald A. Freydberg (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

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

               Item Reported      Financial Statements Filed   Date of Report

               2. Acquistion             Yes                     June 26, 1998
                  or Disposition
                  of Assets

               2. Acquisition            Yes                     July 29, 1998
                  or Disposition
                  of Assets

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998     AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer