Form 10-K
period 1998-12-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1999-03-31
CIK 1055160

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the year ended December 31, 1998 or

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


                  (212) 935-8760
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of Each Class              Name of Exchange on which Registered
     ----------------------------         ------------------------------------
     Common Stock, $.01 par value              New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

     None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

The aggregate market value of the common stock on March 22, 1999, based on the final sales price per share as reported in The Wall Street Journal on March 23, 1999, was $41,892,535.

The number of shares of the Registrant's common stock outstanding on March 22, 1999, was 9,055,142.

                     DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement relating to the Company's 1999 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  11

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  12
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  12
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . .  18
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . .  20
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  40

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .   40
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .   40
Item 12. Security Ownership of Certain Beneficial Owners and Management . .   40
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .   40

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .  40

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

PART I

Item 1.  Business.

                                  THE COMPANY

America First Mortgage Investments, Inc. (the "Company") is engaged in the business of investing in mortgaged-backed securities and mortgages. Its principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest income it earns on its investments and the costs of capital to finance its investments. The Company's business and investment strategy is discussed in more detail below.

The Company has elected to be taxed as a real estate investment trust (a "REIT"). One of the requirements of maintaining its status as a REIT is that the Company distribute at least 95% of its annual taxable net income to its stockholders, subject to certain adjustments. For additional information, one should refer to the information under "Certain Federal Income Tax Considerations," below.

The Company was incorporated in Maryland on July 24, 1997, but did not begin business operations until April 10, 1998, when the Company consummated a merger transaction (the "Merger") with America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("PREP Fund 1"), America First PREP Fund 2 Limited Partnership ("PREP Fund 2") and America First PREP Fund 2 Pension Series Limited Partnership ("Pension Fund") (collectively referred to as the "PREP Funds"). As a result of the Merger, PREP Fund 1 and PREP Fund 2 were merged into the Company and Pension Fund became a partnership subsidiary of the Company. The Company issued a total of 9,035,084 shares of its common stock to former partners of PREP Fund 1, PREP Fund 2 and Pension Fund. Upon completion of the Merger, the Company began implementing the investment strategy described below. The Company's investment strategy differs from that of the PREP Funds.

The Company is an externally managed REIT. As such it has no employees of its own. The Company has entered into an Advisory Agreement with America First Mortgage Advisory Company (the "Advisor"), which is a subsidiary of America First Companies L.L.C. ("America First"). Under the Advisory Agreement, the Advisor provides day to day management of the Company's operations. The executive officers of the Company are employees of America First and are officers of the Advisor. More information relating to the Company's management is discussed under "Executive Officers of the Company" in Item 4 below and in the Company's Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

                          BUSINESS AND INVESTMENT STRATEGY

The Company is in a different business from that of the PREP Funds. The PREP Funds were formed to provide construction and permanent financing for apartment complexes and retirement living facilities. The PREP Funds provided this financing by making equity investments as a limited partner in the limited partnerships that owned these apartment complexes and retirement living facilities and by making loans to the such limited partnerships that were secured by first mortgages on these apartment complexes. In order to reduce the risk of these investments, each of the loans originated by the PREP Funds was made in the form of mortgage-backed security that was insured or guaranteed as to principal and interest by an agency of the U.S. government, such as the Federal Housing Administration ("FHA") or the Government National Mortgage Association (GNMA). In addition, the PREP Fund acquired mortgage-backed securities backed by pools of single-family mortgages that were insured or guaranteed by GNMA, the Federal National Mortgage Association
(FNMA), or the Federal Home Loan Mortgage Corporation (FHLMC). Upon consummation of the Merger, the Company acquired all of the assets of the PREP Funds. However, unlike the PREP Funds, the Company is not in the business of originating mortgage loans or otherwise providing financing for apartment projects or retirement living facilities.

The Company is engaged in the business of investing in mortgages and mortgage-backed securities acquired in the secondary market from investment banks, savings and loans, banks and other mortgage banking institutions. The Company is not in the business of originating mortgage loans or providing other types of financing to the owners of real estate. While the Company has the authority to hold other types of investments, including those it inherited from the PREP Funds, its principal investment strategy is to acquire mortgages and mortgage-backed securities financed through the use of leverage. See

"Financing Strategy," below. During the period from the consummation of the Merger through December 31, 1998, the Company purchased 13 positions in mortgage backed securities for an aggregate purchase cost of approximately $232.5 million.

The Company's investment policy requires that at least 70% of its investment portfolio consist of mortgage securities or mortgage loans that are either (i) insured or guaranteed as to principal and interest by an agency of the U.S. government, such as GNMA, FNMA or FHLMC, (ii) rated in one of the two highest rating categories by either Standard & Poor's or Moody's, or (iii) considered to be of equivalent credit quality as determined by the Advisor and approved by the Company's investment committee. The remainder of the Company's assets may be either: (i) mortgage assets rated at least investment grade or considered to be of equivalent credit quality by the Advisor with approval from the Company's investment committee; (ii) direct investment (mezzanine or equity) in multifamily apartment properties; (iii) limited partnerships, real estate investment trusts or closed-end funds owning a portfolio of mortgage assets; or (iv) other corporate or government fixed income instruments that provide increased call protection relative to the Company's mortgage securities.

At December 31, 1998, approximately 91% of the Company's assets consisted of mortgage-backed securities insured or guaranteed by GNMA, FNMA or FHLMC (Agency Certificates) backed by single-family mortgage loans. Remaining assets at that date consisted of interests in limited partnerships owning apartment properties, non-voting preferred stock in a corporation owning interests in limited partnerships owning retirement living facilities and certain corporate debt and equity securities. The Company is in the process of divesting itself of certain of these other assets and will use net proceeds from the sale of these assets to acquire additional mortgage assets which are consistent with its investment strategy.

The Company intends that at least 66% of its mortgage assets be adjustable-rate mortgages or mortgage-backed securities ("ARMs"). At December 31, 1998, approximately 80% of the Company's mortgage assets were ARMs. Included within the Company's ARMs portfolio are hybrid ARMs which have an interest rate that is fixed for an initial period of time, generally three to five years, which then convert to an adjustable rate for the balance of the term of the loan. Many ARMs are indexed to the one-year constant maturity treasury ("CMT") rate with interest rates that are reset annually. Other ARMs are indexed to the London Interbank Offered Rate (LIBOR), the six-month certificate of deposit rate, the six-month CMT rate or the 11th District Cost of Funds Index. ARMs that are indexed to the CMT are generally subject to a limitation on the amount of the annual interest rate change. This limit is usually 1% or 2% per year. Generally, all ARMS have lifetime limits on interest rate increases over the initial interest rate. In general, such lifetime interest rate caps do not exceed 600 basis points over the initial interest rate.

                              FINANCING STRATEGY

The Company intends to finance the acquisition of additional mortgages and mortgage-backed securities by borrowing against its portfolio of mortgage assets and investing the proceeds of the borrowings in additional mortgage assets. The Company does not currently intend to publicly offer additional shares of its common stock or other debt or equity securities. When fully invested, the Company plans to maintain an equity-to-assets ratio of approximately 8% to 10%. The equity-to-assets ratio was approximately 27% as of December 31, 1998. Since commencing its business operations on April 10, 1998, the Company has pursued a conservative approach to investing in additional mortgage assets. This conservative approach has been in response to a mortgage market in which the spread between interest rates on fixed-rate mortgages and on ARMs has become quite narrow. In addition, the difference between short-term and long-term interest rates has been relatively small since the Company began operations. These factors have limited the availability of ARMs in the secondary market and resulted in an increase in the price of ARM securities. Accordingly, the Company has taken a disciplined approached to investing in additional ARMs during 1998 and, therefore, was not yet fully invested as of the end of the year.

The Company's borrowings will be financed primarily at short-term borrowing rates through the utilization of repurchase agreements. A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing under which the Company effectively pledges its mortgage assets as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral.

Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender's simultaneous agreement to resell the same securities back to the borrower at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. The Company will retain beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company will be required to repay the loan and concurrently will receive back its pledged collateral from the lender or will rollover such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of any existing pledged collateral declines.

Repurchase agreements tend to be short-term in nature, and should the providers of the repurchase agreements decide not to renew, the Company must either refinance these obligations prior to maturity or be in a position to retire the obligations. If during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets.

To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is single A or better as determined by both Standard and Poor's and Moody's, where applicable. If this minimum criteria is not met, then the Company will not enter into repurchase agreements with such counterparty without the specific approval of its Board of Directors. In the event an existing counterparty is downgraded below single A, the Company will seek Board approval before entering into additional repurchase agreements with such counterparty. In addition, once the Company is fully invested, it intends to enter into repurchase agreements with at least four lenders with a maximum exposure to each lender of three times the Company's shareholders' equity.

                                 RISK FACTORS

The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations depend on, among other things, the level of net interest income generated by the Company's mortgage assets, the market value of its assets and the supply of and demand for such assets. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates, interest rates and borrowing costs depend on the specific type of asset, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT.

INTEREST RATE RISKS

The Company has financed the acquisition of additional mortgage assets through borrowings under numerous repurchase agreements. As a result, the Company is exposed to the following principal interest rate risks:

					The cost of the Company's borrowings under its repurchase agreements is
				 based on the prevailing short-term market rates that adjust over periods
				 of one to 12 months.  However, a substantial majority of the Company's
					mortgage assets have either fixed interest rates or interest rates that
				 reset only every six to 12 months.

					There is no limitation on the interest rate that the Company could have
					to pay in order to borrow money to finance its mortgage assets.  However,
				 the ability to raise interest rates on its assets is limited, either
					because such rates are fixed for the life of the asset or, in the case of
				 ARMs, the ability to raise interest rates is limited on both an annual
				 basis and over the term of the ARM.  Generally, interest rates on ARMs
					can change a maximum of 100 or 200 basis points per annum and only up to
					600 basis points from the initial interest rate over the term of the ARM.

					The cost of the Company's borrowing is generally based on LIBOR while
				 interest rates on its ARM portfolio are primarily based on one-year CMT
					rates.  Therefore, any increase in the LIBOR relative to the CMT rates
					will result in an increase in the Company's borrowing cost that is not
					matched by a corresponding increase in the interest earnings on its ARM
				 portfolio.

In any of these cases, increasing short-term interest rates may cause the Company's financing costs to increase faster than it is able to increase interest rates on its ARMs. As a result, the net interest margin earned by the Company will be reduced or eliminated during such periods. Accordingly, in a period of increasing interest rates, the Company could experience a decrease in net interest income or a net loss because the interest rates on borrowings could adjust faster than the interest rates on the Company's ARMs. Such a lowering of the Company's net interest income could negatively impact the level of dividend distributions made by the Company and reduce the market price of its common stock.

In order to mitigate its interest rate risks, the Company intends to have a substantial majority of its mortgage assets consist of ARMs rather than fixed rate mortgages. This allows the Company to increase its interest income during period of rising interest rates. While the lag in its ability to reset interest rates on its ARMs portfolio relative to changes in the interest rates it pays on its liabilities and the annual and lifetime limitations on adjustments to interest rates on ARMs can negatively affect earnings over the short term, the ability to make interest rate adjustments on the ARMs does help mitigate this risk over a longer time period.

The Company's policy is to maintain an asset/borrowings repricing gap (as measured by the average time period to assets repricing, less the average time period to liability repricing) at less than 24 months when its leverage ratio is less than 5 to 1 and at less than 18 months when its leverage ratio is greater than 5 to 1. At December 31, 1998, the Company's leverage ratio equaled 3.73 to 1 and the repricing gap stood at approximately 15.4 months. For purposes of this analysis, equity assets, zero coupon

Treasury securities and assets of long duration purchased as a hedge against prepayments are excluded from the calculation.

As discussed above, the relationship between LIBOR and the CMT can change over time. At December 31, 1998, the one-year LIBOR was 5.1% and the one-year CMT was 4.5%. However, as of December 31, 1998, the average interest rate on the Company's CMT based ARMs was 212 basis points over the CMT. Therefore, the LIBOR index would have to increase by approximately 160 basis points relative to the CMT in order to eliminate the positive spread between the yield on
these ARMs and the Company's cost of borrowing.   During 1998, the largest
differential between the one-year LIBOR and one-year CMT was 83 basis points and the average differential was 49.5 basis points.

Lifetime interest rate caps on ARMs could impact the earnings on the Company's assets. However, based on the assets available in the current market, such an impact should only occur if the one-month LIBOR rate increased to approximately 10%. This rate was at 5.03% at December 31, 1998. The Company may attempt to partially offset the potential negative effect of lifetime maximum interest rates on its ARMs through the purchase of interest rate caps. An interest rate cap agreement is a contractual agreement whereby the Company pays a fee in exchange for the right to receive payments equal to the difference between a contractually specified interest rate and a periodically determined future interest rate times a specified principal, or notional amount. Such interest rate cap agreements are subject to the risk that the other party to the agreement will not be able to perform its obligations. Although the Company would seek to enter interest rate agreements only with financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks. As of December 31, 1998, the Company had not utilized this hedging strategy.

As a part of its hedging strategy, the Company may engage in limited amounts of the buying and selling of mortgage derivative securities or other derivative products including interest rate swap agreements, financial futures contracts and options. Although the Company and its Predecessor have not historically used such instruments, it is not precluded from doing so. In the future, management anticipates using such instruments only as hedges to manage interest rate risk. Management does not anticipate entering into derivatives for speculative or trading purposes. Any such strategies will be selected by the Advisor and approved by the Company's investment committee. While the Company may hedge certain risks associated with interest rate increases, no hedging strategy can insulate the Company completely from interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company's results of operations or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising and volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not appropriate for the Company, thereby affecting the Company's ability to mitigate interest rate risk. As of December 31, 1998, the Company had not entered into any interest rate hedging agreements.

PREPAYMENT RISKS

In general, the borrower under a mortgage loan may prepay the loan at any time without penalty or premium. Prepayments result when the homeowner sells his home or decides to either retire or refinance his existing mortgage loan. In addition, defaults and foreclosures have the same effect as a prepayment in that no future interest payments are earned on the mortgage. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. During the latter part of 1998, prepayments were at historically high levels due to mortgage interest rate declines and the narrowing of the difference between long-term and short-term interest rates.

Prepayments are the primary feature of mortgage-backed securities that distinguishes them from other types of bonds. While a certain percentage of the pool of mortgage loans underlying a mortgage-backed security are expected to prepay during a given period of time, the actual rate of prepayment can, and often does, vary significantly from the anticipated rate of prepayment. Accordingly, the Company incurs a risk that its mortgage assets will prepay at a more rapid pace than anticipated. The potential negative impact on the Company of prepayments is twofold. In the first instance, prepayments reduce the amount of the Company's interest earning assets. In addition, if the Company has paid more than par for a mortgage-backed security, this premium is amortized against earnings over the life of the security. Higher than expected prepayments lead to an increase in premium amortization, which reduces the Company's earnings.

One way the Company seeks to reduce its exposure to prepayment risk is to purchase mortgage assets trading closer to par. In the current marketplace, ARM securities are trading at a premium of from 1% to 4% over par depending on seasoning and the interest rate. The Company's current policy is to maintain the average purchase price of the Company's mortgage portfolio at less than 103.5% of par. The Company's weighted average purchase price for the mortgage assets it acquired in 1998 was approximately 101.5% of par. Another way the Company will seek to address this risk is to use less leverage in less advantageous market environments. While this strategy may not maximize earnings potential in the short term, it should lead to more predictable earnings with less potential risk to capital.

The Company seeks to minimize prepayment risk through a number of other means, including structuring a diversified portfolio with a variety of prepayment characteristics. An additional natural hedge to prepayment risk is for the Company to maintain a position in direct investments (mezzanine or equity) in multifamily properties collateralizing mortgage loans owned by the Company. These assets do not face prepayment risk and should increase in value in a declining interest rate environment where prepayments would have the largest negative impact. Another potential hedge for the Company is to hold zero coupon Treasury securities or other assets of long duration which increase in value when interest rates decline. As of December 31, 1998, the Company did not own any zero coupon Treasury securities. No strategy, however, can completely insulate the Company from prepayment risks arising from the effects of interest rate changes.

RISKS ASSOCIATED WITH LEVERAGE

The Company's financing strategy is designed to increase the size of its mortgage investment portfolio by borrowing a substantial portion of the market value of its mortgage assets. If the interest income on the mortgage assets purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses. Such losses could be increased substantially as a result of the Company's substantial leverage.

The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. Currently, all of the Company's borrowings are collateralized borrowings in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the mortgage assets pledged to secure the specific borrowings, the availability of financing, and other conditions then applicable in the lending market. The Company may effect additional borrowings through using other types of collateralized borrowings, loan agreements, lines of credit, dollar-roll agreements and other credit facilities with institutional lenders or through the issuance of debt securities. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. The cost of borrowings under other sources of funding which the Company may use may refer or correspond to other short-term indices, plus or minus a margin. Through increases in haircuts (i.e., the over-collateralization amount required by a lender), decreases in the market value of the Company's mortgage assets, increases in interest rate volatility, and changes in the availability of financing in the market, the Company may not be able to achieve the degree of leverage it believes to be optimal. As a result, the Company may be less profitable than it would be otherwise.

RISKS OF DECLINE IN MARKET VALUE OF MORTGAGES

The value of interest bearing obligations such as mortgages and mortgage-backed securities will move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments will decline. Because the interest earned on ARMs may increase as interest rates increase, the values of these assets are generally less sensitive to changes in interest rates than are fixed rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its mortgage assets as ARMs. Currently, ARMs constitute approximately 80% of the Company's total mortgage assets.

A decline in the market value of the Company's mortgage assets may limit the Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional mortgage assets to re-establish the ratio of the amount of the borrowing to the value of the collateral). The Company could be required to sell mortgage assets under adverse market conditions in order to maintain liquidity. If these sales were made at prices lower than the amortized cost of the mortgage assets, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

Additionally, in the event of a bankruptcy of the Company, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditors under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and
to liquidate the collateral under such agreements without delay.   To the
extent the Company is compelled to liquidate mortgage assets qualifying as Qualified REIT Real Estate Assets to repay borrowings, the Company may be unable to comply with the REIT provisions of the Internal Revenue Code regarding assets and sources of income requirements, ultimately jeopardizing the Company's status as a REIT.

CREDIT RISKS ASSOCIATED WITH INVESTMENTS

The holder of a mortgage or mortgage-backed security assumes a risk that the borrowers may default in their obligations to make full and timely payments of principal and interest. The Company seeks to mitigate this risk of credit loss by requiring at least 70% of its investment portfolio consist of mortgage or mortgage securities that are either (i) insured or guaranteed as to principal and interest by an agency of the U.S. government, such as GNMA, FNMA or FHLMC, (ii) rated in one of the two highest rating categories by either Standard and Poor's or Moody's, or (iii) considered to be of equivalent credit quality as determined by the Advisor and approved by the Company's investment committee. The remainder of the Company's assets may be either (i) mortgage assets rated at least investment grade or considered to be of equivalent credit quality by the Advisor with approval from the Company's investment committee; (ii) direct investment (mezzanine or equity) in multi-family projects collateralizing mortgage loans owned by the Company; (iii) investments in limited partnerships, real estate investment trusts or closed-end funds owning a portfolio of mortgage assets; or (iv) other fixed income instruments (corporate or government) that provide increased call protection relative to the Company's mortgage assets. Currently, these other fixed income instruments are below investment grade in quality. These other below investment grade fixed income instruments constituted less than 3% of total assets as of December 31, 1998. As of December 31, 1998, approximately 91% of the Company's assets consisted of mortgage-backed securities insured or guaranteed by the U.S. government or an agency thereof.

RISKS OF ASSET CONCENTRATION

Although the Company seeks geographic diversification of the properties underlying its mortgage assets, it does not set specific limitations on the aggregate percentage of underlying properties which may be located in any one area. Consequently, properties underlying such mortgage assets may be located in the same or a limited number of geographical regions. Adverse changes in the economic conditions of the geographic regions in which the properties securing mortgage assets are concentrated likely would have an adverse effect on real estate values, interest rates and prepayment rates and increase the risk of default by the obligors on the underlying mortgage loans.
Accordingly, the Company's results of operations could be adversely affected.

INVESTMENT COMPANY ACT

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 1998, the Company determined that it is in and has maintained compliance with this requirement.

                  CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain Federal income tax considerations to the Company and its stockholders. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular stockholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their common stock as a "capital asset" (generally, property held for investment) under the Internal Revenue Code of 1986, as amended (the "Code"). Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the common stock, including the application and effect of Federal, state, local and foreign income and other tax laws.

GENERAL

The Company has elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1998. Management currently expects that the Company will continue to operate in a manner that will permit the Company to maintain its qualifications as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders. There can be no assurance that the Company will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated. The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

STOCK OWNERSHIP TESTS

The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. These stock ownership requirements must be satisfied by the Company each taxable year. The Company must solicit information from certain of its shareholders to verify ownership levels and its Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements. If the Company were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the recently enacted "good faith" exemption is available.

ASSET TESTS

The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year: (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, and (ii) 10% of the outstanding voting securities of any such issuer.

The Company does not expect that the value of any non-qualifying security of any one entity would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities. The Company intends to monitor closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. In particular, the Company intends to limit and diversify its ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of the Company's assets and to less than 5%, by value, of any single issuer. If it is anticipated that these limits would be exceeded, the Company intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

GROSS INCOME TESTS

The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year: (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test") and; (b) at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

The Company intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of mortgage assets, to comply with the REIT Gross Income Tests. In particular, the Company will treat income generated by its interest rate caps and other hedging instruments, if any, as non-qualifying income for purposes of the 95% Gross Income Tests unless it receives advice from counsel that such income constitutes qualifying income for purposes of such test. Under certain circumstances, for example, (i) the sale of a substantial amount of Mortgage Assets to repay borrowings in the event that other credit is unavailable or
(ii) unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. See "Taxation of the Company" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

DISTRIBUTION REQUIREMENT

The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's REIT taxable income before deductions of dividends paid and excluding net capital gain.

TAXATION OF THE COMPANY

In any year in which the Company qualifies as a REIT, the Company will generally not be subject to federal income tax on that portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain. Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated. If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the company, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company would also be disqualified from re-electing REIT status for the four taxable years following the year in which it became disqualified.

The Company intends to monitor on an ongoing basis its compliance with the REIT requirements described above. In order to maintain its REIT status, the Company will be required to limit the types of assets that the Company might otherwise acquire, or hold certain assets at times when the Company might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

TAXATION OF STOCKHOLDERS

Distributions (including constructive distributions) made to holders of common stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the common stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by the Company as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed the Company's actual net capital gain for the taxable year. Distributions by the Company, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction. In the event that the Company realizes a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss.

STATE AND LOCAL TAXES

The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax consequences discussed above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the common stock.

                                 COMPETITION

The Company believes that its principal competitors in the business of acquiring and holding mortgage assets of the type in which it invests are financial institutions such as banks and savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain mortgage REITs. Many of the other entities purchasing mortgages and mortgage-backed securities have greater financial resources than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgages and mortgage-backed securities resulting in higher prices and lower yields on such assets.

Item 2. Properties. The Company does not directly own or lease any physical properties.

Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Company or any of its assets are subject.

Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1998 to a vote of the Company's security holders.

Executive Officers of the Company.
The Company's executive officers are as follows:


    Name                    Position Held                Position Held Since
-----------------------   --------------------------     -------------------
Stewart Zimmerman         President and Chief                     1998
                          Executive Officer
Gary Thompson													Chief Financial Officer																	1998
                          and Treasurer
William S. Gorin										Executive Vice President																1998
                          and Secretary
Ronald A. Freydberg							Senior Vice President																			1998


Stewart Zimmerman, 54, serves as President and Chief Executive Officer of the Company. He served as Executive Vice President of America First Companies L.L.C. since January 1989, during which time he has served in a number of positions: President and Chief Operating Officer of America First REIT, Inc.; President of several America First Mortgage funds including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2 Limited Partnership, America First PREP Fund 2 Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2 Limited Partnership. From September 1986 to September 1988, he served as a Managing Director and Director of Security Pacific Merchant Bank responsible for Mortgage Trading and Finance. Prior to that time, he served as First Vice President of E.F. Hutton & Company, Inc., where he was responsible for mortgage-backed securities trading and sales distribution, and Vice President of Lehman Brothers, where he was responsible for the distribution of mortgage products. From 1968 to 1972, Mr. Zimmerman was Vice President of Zenith Mortgage Company and Zenith East Inc., a national mortgage banking and brokerage company specializing in the structuring and sales of mortgage assets to the institutional financial community.

Gary Thompson, 56, serves as Chief Financial Officer of the Company. He serves as financial vice president of America First Companies L.L.C. and is responsible for financial accounting and tax reporting for all America First funds. Prior to 1989, Mr. Thompson was an audit partner at KPMG Peat Marwick. He is a certified public accountant.

William S. Gorin, 40, serves as Executive Vice President of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York, New York, most recently serving as a First Vice President in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments. Mr. Gorin has an MBA from Stanford University.

Ronald A. Freydberg, 38, serves as Senior Vice President of the Company. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed income quantitative analysis and structuring specialist. In that capacity he designed a variety of interactive pricing and forecasting models, including a customized subordinate residential and commercial mortgage-backed analytical program and an ARM REIT five-year forecasting model. In addition, he worked with various financial institutions on the acquisition and sale of residential, commercial and asset-backed securities. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York.

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information. The Company's common stock began trading on the New York Stock Exchange on April 10, 1998 under the symbol "MFA." The following table sets forth the high and low sale prices for the Company's shares of common stock from April 10, 1998, through December 31, 1998.

                                            Sale Prices
                                       ----------------------
                                           High             Low
 2nd Quarter
    (from April 10, 1998)               $ 9-3/4        $ 7-1/4
 3rd Quarter                            $ 7-7/8        $ 5-11/16
 4th Quarter                            $ 5-3/4        $	4-5/16


(b) Investors. The approximate number of common stockholders as of March 22, 1999 was 6,400.

(c) Dividends. The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to common stockholders during the fiscal year ended December 31, 1998, were $7,234,050 ($.795 per share). For tax purposes the dividends declared on December 15, 1998, will be treated as a 1999 dividend for shareholders and partially taxable in 1999. As part of the Merger transaction, the Company committed to pay dividends in the first year following the Merger of at least $1.06 per common share, to be paid in four equal quarterly installments. The portion of the dividend exceeding the taxable income of the Company during the period represents a non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. The Company intends to continue to distribute to its shareholders an amount equal to at least 95% of the Company's taxable income before deductions of dividends paid and excluding net capital gains in order to maintain its REIT status.

See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to make pay dividends at the same levels in 1999 and thereafter.

Item 6.  Selected Financial Data.

For financial accounting purposes, PREP Fund 1 is considered the sole predecessor to the Company and, accordingly, the historical operating results presented in this report as those of the "Predecessor" are those of PREP Fund
1. Under generally accepted accounting principles, the Merger was accounted for as a purchase by PREP Fund 1 of 100% of the assigned limited partnership interests (known as "BUCs") of PREP Fund 2 and approximately 99% of the BUCs of Pension Fund. As a result of this treatment, the Company, as the successor to PREP Fund 1, recorded all of the assets and liabilities of PREP Fund 1 at their book value, but was required to record the assets of PREP Fund 2 and Pension Fund at their fair value as of the date of the Merger. The amount by which the fair value of the Company's stock issued to the BUC holders of PREP Fund 2 and Pension Fund exceeded the fair value of the total net assets of PREP Fund 2 and Pension Fund was recorded as goodwill by the Company.

Set forth below is selected financial data for the Company (for periods after April 9, 1998) and the Predecessor (for periods up to April 9, 1998). The information set forth below should be read in conjunction with the consolidated and combined financial statements and notes to the consolidated and combined financial statements filed in response to Item 8 hereof.


                                                          Company and Predecessor                   Company and
                                               As of or for the Year Ended December 31, 1998        Predecessor     Predecessor
                                               ---------------------------------------------
                                                                                                       As of or        As of or
                                                     Company      Predecessor                           for the         for the
                                             From April 10 to         Through                        Year Ended      Year Ended
                                            December 31, 1998         April 9             Total   Dec. 31, 1997   Dec. 31, 1996
                                            -----------------   --------------    -------------   -------------   -------------
Operating Data:

Mortgage securities income                     $   7,626,742   $     613,793     $  8,240,535   $    2,654,975   $   3,011,347
Corporate securities income                          164,738            -             164,738             -               -
Interest income on temporary cash investments
  and U.S. government securities                     439,889         148,799          588,688          569,624         442,931
Income from other investments                        581,716         145,167          726,883          606,582         504,611
Gain on sale of investments                          414,951            -             414,951             -               -
General and administrative expenses               (1,674,114)       (421,293)      (2,095,407)      (1,405,514)       (895,961)
Interest expense on borrowed funds                (4,619,500)           -          (4,619,500)            -               -
Minority interest                                     (3,353)           -              (3,353)            -               -
                                               -------------   --------------    -------------   -------------   -------------
Net income                                     $   2,931,069   $     486,466     $  3,417,535    $   2,425,667   $   3,062,928
                                               =============   ==============    =============   =============   =============
Net income, basic and diluted,
  per exchangeable unit                        $         N/A   $        0.08     $        N/A    $        0.42   $        0.52
                                               =============   ==============    =============   =============   =============
Net income, basic and diluted,
  per share                                    $        0.32   $        N/A      $       0.32    $         N/A   $         N/A
                                               =============   ==============    =============   =============   =============
Net income per passthrough certificate         $         N/A   $        -        $        N/A    $        -      $    1,201.57
                                               =============   ==============    =============   =============   =============
Cash distributions/dividends paid or
 accrued per exchangeable unit or
 common share                                  $      0.795    $       0.2649    $     1.0599    $      1.0596   $      1.0596
                                               =============   ==============    =============   =============   =============
Cash distributions paid or accrued per
  passthrough certificate                      $        -      $       -         $       -       $        -      $    2,428.25
                                               =============   ==============    =============   =============   =============
Balance Sheet Data:

Investment in mortgage securities              $ 241,895,462                                     $  33,506,388   $  37,322,028
                                               =============                                     =============   =============
Investment in corporate securities             $   4,673,127                                     $        -      $       -
                                               =============                                      ============   =============
Investment in preferred stock                  $   1,153,800                                     $        -      $       -
                                               =============                                      ============   =============
Total assets- Company                          $ 264,668,902                                     $       1,000   $       -
                                               =============                                      ============   =============
Total assets - Predecessor                     $        N/A                                      $  54,439,993   $  60,144,705
                                               =============                                      ============   =============
Repurchase agreements                          $ 190,250,084                                     $        -      $       -
                                               =============                                      ============   =============
Total stockholders' equity                     $  70,932,757                                     $       1,000   $         N/A
                                               =============                                      ============   =============
Total partners' capital                        $        N/A                                      $  46,252,826   $  49,702,829
                                               =============                                     =============   =============

                                                    Predecessor     Predecessor

                                                       As of or        As of or
                                                        for the         for the
                                                     Year Ended      Year Ended
                                                  Dec. 31, 1995   Dec. 31, 1994
                                                  -------------   -------------
Mortgage securities income                        $   3,398,068   $   3,488,646
Interest income on temporary cash investments
  and U.S. government securities                        408,645         374,521
Income from other investments                           399,746         468,222
General and administrative expenses                    (834,594)       (647,772)
                                                  -------------   -------------
Net income                                        $   3,371,865   $   3,683,617
                                                  =============   =============
Net income, basic and diluted,
  per exchangeable unit                           $        0.57   $        0.62
                                                  =============   =============
Net income per passthrough certificate            $    1,426.95   $    1,537.88
                                                  =============   =============
Cash distributions paid or accrued per
  exchangeable unit                               $      1.0596   $      1.0596
                                                  =============   =============
Cash distributions paid or accrued per
  passthrough certificate                         $    2,649.00   $    2,649.00
                                                  =============   =============
Investment in U.S. government securities          $   5,025,000   $        -
                                                  =============   =============
Investment in mortgage securities                 $  43,103,240   $  45,810,512
                                                  =============   =============
Total assets                                      $  64,566,103   $  67,833,181
                                                  =============   =============
Total stockholders' equity/partners' capital      $  53,605,422   $  56,618,082
                                                  =============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was incorporated in Maryland on July 24, 1997, but did not begin operations until April 10, 1998.

On April 10, 1998, the Company and three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund
1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their pre-existing net assets and operations or majority interest in the pre-existing partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three Partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of the other Partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates (BUCs) of Prep Fund 2 and approximately 99% (98% on the date of the Merger and 1% since the Merger) of the BUCs of Pension Fund. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet of the Company.

Concurrently with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through December 31, 1998, the Company purchased 13 positions in mortgage backed securities for an aggregate purchase cost of approximately $232.5 million.

The Company has elected to become subject to tax as a real estate investment trust (REIT) under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, the Company has committed to make distributions in the first year following the Merger of at least $1.06 per common share, to be paid in four equal quarterly installments, which is expected to significantly exceed taxable income. Accordingly, a portion of distributions received by shareholders in 1998 and 1999 will consist in part of a dividend paid from earnings and in part of a cash merger payment representing non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations.

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

The Merger, other related transactions and on-going implementation of the change in investment strategy will materially impact the Company's future operations as compared to those of the Predecessor. Accordingly, the currently reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

Liquidity and Capital Resources

The Company requires capital to fund its investment strategy and pay its operating expenses. The Company's capital sources upon consummation of the Merger include cash flow from operations and borrowings under repurchase agreements.

Since the Merger, the Company has primarily financed its mortgage investments through repurchase agreements totaling $190.2 million with a weighted average borrowing rate of 5.04% at December 31, 1998. The repurchase agreements have balances of between $7.6 million and $23.4 million. These arrangements have original terms to maturity ranging from two months to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its new investment policy.

Results of Operations

Year Ended December 31, 1998 Compared to 1997

During the year ended December 31, 1998, total interest income for the Company and the Predecessor increased $5.8 million as compared to total interest income of the Predecessor for the year ended December 31, 1997. This increase is a result of the interest generated by mortgage investments acquired in the merger from Prep Fund 2 and Pension Fund in the Merger as well as the acquisition of additional mortgage investments during 1998.

The increase in the Company's interest expense on borrowed funds during the year ended December 31, 1998 compared to that of the Predecessor for the year ended December 31, 1997, relates to interest expense on repurchase arrangements used to fund additional investments.

The gain on sale of investments of $414,951 during the year ended December 31, 1998, was due primarily to the payoff of the Company's only participating loan in the amount of $385,000.

Income from other investments increased as a result of income generated by other investments acquired from Prep Fund 2 and Pension Fund.

General and administrative expenses for the Company and Predecessor in 1998 increased $689,893 as compared to that of the Predecessor in 1997 as a result of (i) the management fee payable to the Advisor and (ii) the increased scope of operations resulting from the Merger.

Year Ended December 31, 1997 Compared to 1996

The decrease in total interest income of $229,679 from 1996 to 1997 is a result of the continued amortization of the principal balances of the GNMA Certificates and Single-Family Certificates.

Income from other investments increased $101,971 from 1996 to 1997. Approximately $151,000 of such increase was due to an increase in cash flow received by the Predecessor from its investments in partnerships owning multi-family real estate. This increase was partially offset by a decrease of approximately $49,000 in interest income on the Predecessor's two participating loans due primarily to the payoff of one of the participating loans in April, 1997.

General and administrative expenses increased $509,553 from 1996 to 1997 due to increases in: (i) salaries and related expenses of approximately $321,000;
(ii) proposed merger transaction costs of approximately $126,000; (iii) travel and related expenses of approximately $22,000; (iv) administrative fees paid to the Predecessor's general partner of approximately $7,900; (v) printing costs of approximately $7,600; and (vi) other general and administrative expenses of approximately $25,000.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Company that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by mid-1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

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

Forward Looking Statements

When used in this Form 10-K, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to shareholders to realize attractive total rates of return through stock ownership of the Company.
While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking as such risks and to maintain capital levels consistent with the risks it does undertake.

Interest Rate Risk

At December 31, 1998, the Company had $194.5 million adjustable-rate assets and $190.3 million adjustable-rate liabilities. Hybrid mortgage assets, with fixed-rate coupons for a given period and adjustable rate coupons thereafter, included approximately $38.6 million of adjustable-rate mortgages with fixed-rate coupons for three to five years, approximately $63.2 million of adjustable-rate mortgages with fixed coupons from one to three years and approximately $92.7 million of adjustable-rate mortgages with interest rates that adjust within the next 12 months. Fixed rate assets were $47.4 million; there were no fixed rate liabilities.

At December 31, 1998, the weighted average roll date for the adjustable rate mortgage assets was approximately 20.7 months while the weighted average months for expiration of financing was approximately 5.3 months. Therefore, on average, the Company's cost of funds may rise or fall more quickly than does its earnings rate on the assets.

At December 31, 1998, the Company owned approximately $92.7 million of adjustable-rate mortgages with interest rates that adjust within the next 12 months. The weighted average time maturity of the Company's financing at December 31, 1998 was approximately 5.2 months. As a result, the Company's net income may vary somewhat as the yield curve between one-month interest rates and six and twelve-month interest rates varies.

At December 31, 1998, the Company's adjustable-rate assets are dependent on the one-year CMT rates and liabilities are dependent on LIBOR. These indexes generally move in parallel, but there can be no assurances that this will continue to occur.

Market Value Risk

The market value of the Company's assets can fluctuate due to changes in interest rates and other factors. As discussed in the Note 2 to the Company's consolidated financial statements, these fluctuations are due to the fact that substantially all of the Company's investments are "available-for-sale" assets which are reflected at fair value with the adjustment in the equity section.

Liquidity Risk

The primary liquidity risk of the Company arises from financing long maturity mortgage assets with short-term debt. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not matched.

The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over its short-term debt as it matures, even during the period of reduced financial market liquidity in the fourth quarter of 1998. Still, the Company cannot give assurances that it will always be able to roll over its short-term debt.

At December 31, 1998, the Company had unrestricted cash of $6.0 million. In addition, the Company had $51.6 million in market value of unpledged AAA rated mortgage securities available to secure additional borrowings or serve as additional collateral for existing borrowings. The resources the Company had available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirement thus equaled $57.6 million, or 30.3% of short-term debt. As the Company becomes more fully invested, it is anticipated that the over-collateralization amount will decline.

Prepayment Risk

As the Company receives repayments of mortgage principal, it amortizes into income its mortgage premium balances as an expense and its mortgage discount balances as income. Mortgage premium balances arise when the Company acquires mortgage assets at a price in excess of the principal value of the mortgages, or when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when the Company acquires mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates and is marked-to-market at a price below par. For GAAP, the premium is amortized based on the effective yield of the asset at each financial reporting date. For tax purposes, the premium is amortized based on the asset yield at the purchase date. Therefore if prepayments are higher than anticipated and the index has declined, it is anticipated that the GAAP yield will decline and there will be greater premium amortization under tax than GAAP. At December 31, 1998, unamortized mortgage premium balances for financial reporting purposes was $2.9 million (1.1% of total assets) and $1.9 million for Federal tax purposes (.7% of total assets) of adjustable rate assets.

The Company had no long-term debt at December 31, 1998.

In general, the Company believes it will be able to reinvest prepayments at acceptable yields, however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds reinvested.

Tabular Presentation

The information presented in the table below, projected impact on 1999 net income and net assets based on investments in place on December 31, 1998, includes all the Company's interest rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

The table below includes information about the possible future repayments and interest rates of Company's assets and liabilities and constitutes a "forward-looking statement." There are many assumptions used to generate this information and there can be no assurance that assumed events will occur as assumed or that other events will occur that would affect the outcomes. Furthermore, future sales, acquisitions, calls, and restructuring could materially change the Company's interest rate risk profile. The table quantifies the potential changes in net income should interest rates go up or down (shocked) by 100 and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the adjustable rate securities for each rate shock are calculated based on a variety of assumptions, including prepayment vectors, repurchase rates, repurchase haircuts, yield on reinvestment of prepayment, and growth in the portfolio.

When interest rates are shocked, these prepayment assumptions are further adjusted based on management's best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in the interest rates is estimated to result in a 160% increase in the prepayment rate of the ARM portfolio. The base interest rate scenario assumes interest rates at December 31, 1998. Actual results could differ significantly from those estimated in the table

As of December 31, 1998 all interest-rate sensitive liabilities were scheduled to mature in 1999.



					 	Change in     	Percentage Change     	Percentage Change
  Interest Rates          in Net Income          in Net Assets
  --------------      -----------------      -----------------
             -2%	                +15.8%	                 -0.7%
             -1%	                 +9.3%                 	-1.1%
              0	                   0.0	                   0.0
              1%	                 -9.6%                 	+3.7%
              2%                	-37.5%                  +3.6%

Item 8.  Financial Statements and Supplementary Data.

		Index to Financial Statements

 		Financial Statements:                                                   Page

				Independent Accountants' Report..........................................22

				Consolidated Balance Sheet of the Company as of December 31, 1998, and
				Combined Balance Sheet of the Predecessor as of December 31, 1997........23

				Consolidated Statements of Income of the Company for the
				period April 10, 1998 through December 31, 1998, and Combined
				Statements of Income of	the Predecessor from January 1, 1998 through
				April 9, 1998 and for the	years ended December 31, 1997 and December
				31, 1996.................................................................24

				Consolidated Statements of Stockholders' Equity of the Company for the
				period April 10, 1998 through December 31, 1998, and Combined
				Statements of Partners' Capital of the	Predecessor from January 1, 1998
				through April 9, 1998 and for the years ended December 31, 1997, and
				December 31, 1996........................................................26

				Consolidated Statements of Cash Flows of the Company for the period
				April 10, 1998 through December 31, 1998, and Combined Statements of
				Cash Flows of the Predecessor from January 1, 1998 through	April 9,
				1998	and for the years ended December 31, 1997, and December 31, 1996....28

				Notes to Consolidated and Combined Financial Statements of Company and
						the Predecessor........................................................30

				All other schedules are omitted because they are not applicable or the
				required information is shown in the consolidated or combined statements
				or notes thereto.

Financial statements of one 95%-owned company, a 99% limited partnership interest in two real estate limited partnerships, a 50% limited partnership interest in one real estate limited partnership and a 49% interest in one real estate limited partnership have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in and advances to each entity is less than 20% of consolidated total assets.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
America First Mortgage Investments, Inc.

In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of America First Mortgage Investments, Inc. and its subsidiaries (the "Company") as of December 31, 1998, and the results of their operations and their cash flows for the period from April 10, 1998 through December 31, 1998, and the financial position of the Company, America First Participating/Preferred Equity Mortgage Fund Limited Partnership and America First Participating/Preferred Equity Mortgage Fund as of
December 31, 1997, and the results of their operations and their cash flows for the period from January 1, 1998 to April 9, 1998, and for each of the two years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's and Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

New York, New York
March 4, 1999

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                                                    Company and
																																																																																											        Company          Predecessor
																																																																																									            as of                as of
                                                                                             Dec. 31, 1998        Dec. 31, 1997
                                                                                            ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                                 $   241,895,462    $    33,506,388
 Investment in corporate securities (Note 4)                                                      4,673,127              -
 Investment in preferred stock                                                                    1,153,800              -
 Cash and cash equivalents, at cost
  which approximates market value                                                                 6,045,956         10,427,181
 Accrued interest receivable                                                                      1,540,576          		272,264
 Other investments	(Note 5)                                                                       1,197,341          1,910,686
 Investment evaluation fees, net		                                                                                     564,404
 Goodwill, net                                                                                    7,361,338               -
 Other assets		                                                                                     801,302            878,074
                                                                                            ---------------     ---------------
                                                                                            $   264,668,902     $   47,558,997
		                                                                                          ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                             $   190,250,084     $         -
 Accrued interest payable		                                                                         795,785               -
 Accounts payable		                                                                                 212,085            794,102
 Dividends or distributions payable		                                                             2,413,803            511,069
 		                                                                                         ---------------     ---------------
                                                                                                193,671,757          1,305,171
       		                                                                                   ---------------     ---------------
Minority interest in Pension Fund (Note 1)                                                           64,388               -

Stockholders' Equity and Partners' Capital
 Stockholders' Equity - Company
  Common stock, $.01 par value; 10,000,000 shares authorized
  9,055,142 issued and outstanding                                                                   90,551              1,000
  Additional paid in capital                                                                     76,203,009               -
  Retained earnings                                                                              (4,302,981)              -
  Accumulated other comprehensive income                                                         (1,057,822)              -

 Partners' Capital - Predecessor
  General Partner                                                                                      -                   100
  Unit Holders                                                                                         -            45,682,774

  Accumulated other comprehensive income                                                               -               569,952
                                                                                            ---------------     ---------------
                                                                                                 70,932,757          46,253,826
                                                                                            ---------------     ---------------
                                                                                            $   264,668,902      $   47,558,997
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                      For the Year Ended December 31, 1998
                                                      ------------------------------------
                                                       Company      Company and
                                              From April 10 to      Predecessor
                                             December 31, 1998  Through April 9            Total
                                             -----------------  ---------------  ---------------
Mortgage securities income                     $     7,626,742  $       613,793  $     8,240,535
Corporate securities income                            164,738             -             164,738
Interest income on temporary cash investments          439,889          148,799          588,688
                                               ---------------  ---------------  ---------------
Total interest income                                8,231,369          762,592        8,993,961
Interest expense on borrowed funds                   4,619,500             -           4,619,500
                                               ---------------  ---------------  ---------------
Net interest income                                  3,611,869          762,592        4,374,461
			                                            ---------------  ---------------  ---------------
Income from other investments                          581,716          145,167          726,883
Gain on sale of investment                             414,951             -             414,951
                                               ---------------  ---------------  ---------------
                                                       996,667          145,167        1,141,834
                                               ---------------  ---------------  ---------------
General and administrative expenses                  1,674,114          421,293        2,095,407
Minority interest                                        3,353             -               3,353
                                               ---------------  ---------------  ---------------
                                                     1,677,467          421,293        2,098,760
                                               ---------------  ---------------  ---------------
Net income                                     $     2,931,069  $       486,466  $     3,417,535
			                                            ===============  ===============  ===============
Net income allocated to:
 General Partner                               																	$         3,931
 BUC Holders                                   																	        482,535
                                            																		  ---------------
                                            																	   $       486,466
                                             																	  ===============
Net income, basic and fully diluted, per share $         0.32               N/A
			                                            ===============  ===============
Net income, basic and fully diluted, per unit             N/A   $          0.08
                                               ===============  ===============

Weighted average number of shares outstanding       9,043,172               N/A
Weighted average number of units outstanding              N/A         5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                  Predecessor       Predecessor
                                                      For the           For the
                                                   Year Ended        Year Ended
                                                Dec. 31, 1997     Dec. 31, 1996
                                               ---------------  ----------------
Mortgage securities income                     $    2,654,975   $      3,011,347
Interest income on temporary cash investments
 and U.S. government securities                       569,624            442,931
                                               ---------------  ----------------
Total interest income                               3,224,599          3,454,278
                                               ---------------  ----------------
Income from other investments                         606,582            504,611
                                               ---------------  ----------------
General and administrative expenses                 1,405,514            895,961
                                               ---------------  ----------------
Net income                                     $    2,425,667   $      3,062,928
			                                            ===============  ================
Net income allocated to:
 General Partner                               $       21,920   $         29,811
 Exchangeable Unit Holders                          2,403,747          2,912,960
 Passthrough Certificate Holders                         -               120,157
                                               ---------------  ----------------
                                               $    2,425,667   $      3,062,928
                                               ===============  ================
Net income, basic and fully diluted,
 per exchangeable unit                         $         0.42   $           0.52
                                               ===============  ================
Net income, basic and diluted,
 per passthrough certificate                   $         -      $       1,201.57
                                               ===============  ================
Weighted average number of
 exchangeable units outstanding                      5,775,797         5,562,320

Weighted average number of
 passthrough certificates outstanding                    -                   100

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                          Stockholders' Equity - Company
                                             ---------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                            Other
                                                    Common Stock			          Paid-in      Retained	 Comprehensive
                                             # of Shares	       Amount	      Capital	     Earnings	        Income	       Total
                                             ------------  ------------  ------------  ------------  ------------  ------------

Balance at November 11, 1997 (date of
 capitalization) and December 31, 1997            90,621 	 $       906 	 $        94 		$      -      $      -      $     1,000
Effects of Merger:
 Issuance of stock of the Company in exchange
  for Units of the Predecessor                 5,775,797        57,758    45,126,359          -             -       45,184,117
 Issuance of stock of the Company in exchange
  for Units of Prep Fund 2 and Pension Fund   	3,168,666        31,687    29,949,413          -             -       29,981,100
Issuance of stock options                           -             -          942,390          -             -          942,390
Comprehensive income:
 Net income                                         -             -             -        2,931,069          -        2,931,069
 Other comprehensive income:
  Change in classification of mortgage
   securities from held-to-maturity to
   available-for-sale                               -             -             -             -  		  			(704,828)	    (704,828)
		Net unrealized holding losses arising
   during the period                                -             -             -             -         (352,994)     (352,994)
                                             ------------  ------------  ------------  ------------  ------------  ------------
Comprehensive income                                -             -             -        2,931,069    (1,057,822)    1,873,247
Dividends paid or accrued                           -             -             -       (7,234,050)                 (7,234,050)
Common stock issued                               20,058           200       184,753          -             -          184,953
                                             ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1998	                   9,055,142 	 $    90,551 		$76,203,009  $(4,302,981)  $(1,057,822) 	$70,932,757
                                             ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Partners' Capital - Predecessor
                                               -------------------------------------------------------------------------------
                                                          Passthrough Certificate         Exchangeable Unit
                                                                   Holders                     Holders
                                                         --------------------------   -------------------------
                                               General           # of
                                               Partner   Certificates        Amount   # of Units         Amount          Total
                                              --------   ------------  ------------   ----------   ------------   ------------
Partners' Capital-Predecessor (excluding
  accumulated other comprehensive income)
 Balance at December 31, 1995                 $    100            100  $  2,271,186    5,562,267   $ 50,525,558   $ 52,796,844
 Net income                                     29,811             -        120,157         -         2,912,960      3,062,928
 Cash distributions paid or accrued (Note 3)   (29,811)            -       (242,825)        -        (5,893,835)    (6,166,471)
 Purchase of 36,470 units                         -                -          1,241      (36,470)      (295,380)      (294,139)
 Conversion of Passthrough Certificate
   Holders to Exchangeable Unit Holders           -              (100)   (2,149,759)     250,000      2,149,759           -
                                               --------   ------------  ------------   ----------   ------------   ------------
 Balance at December 31, 1996                      100             -           -       5,775,797     49,399,062     49,399,162
 Net income                                     21,920             -           -            -         2,403,747      2,425,667
 Cash distributions paid or accrued (Note 3)   (21,920)            -           -            -        (6,120,035)    (6,141,955)
                                               --------   ------------  ------------   ----------   ------------   ------------
 Balance at December 31, 1997                      100             -           -       5,775,797     45,682,774     45,682,874
 Net income                                      3,931             -           -            -           482,535        486,466
 Cash distributions paid or accrued (Note 3)    (3,931)            -           -            -        (1,530,009)    (1,533,940)
                                               --------   ------------  ------------   -----------  ------------   ------------
 Balance at April 10, 1998                         100             -           -       5,775,797     44,635,300     44,635,400
                                               --------   ------------  ------------   -----------  ------------   ------------

Accumulated other comprehensive income
  Balance at December 31, 1995                    -                -         34,779         -           773,799        808,578
  Other comprehensive income                      -                -        (34,779)        -          (470,132)      (504,911)
                                              --------   ------------  ------------   ----------   ------------   ------------
  Balance at December 31, 1996                    -                -           -            -           303,667        303,667
	 Other comprehensive income                      -                -           -            -           266,285        266,285
                                              --------   ------------  ------------   ----------   ------------   ------------
  Balance at December 31, 1997                    -                -           -            -           569,952        569,952
  Other comprehensive income                      -                -           -            -           (21,235)       (21,235)
                                              --------   ------------  ------------   ----------   ------------   ------------
  Balance at April 10, 1998                                                                             548,717        548,717
                                              --------   ------------  ------------   ----------   ------------   ------------
Issuance of stock of the Company in
 exchange for Units of the Predecessor            (100)            -           -      (5,775,797)   (45,184,017)   (45,184,117)
                                              --------   ------------  ------------   -----------  ------------   ------------
Total Partners' Capital-Predecessor
 at April 10, 1998                            $   -                -   $       -            -      $       -      $       -
                                              ========   ============  ============   ==========   ============   ============


The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS



                                                              For the Year Ended December 31, 1998
                                                              ------------------------------------
                                                            Company         Predecessor
                                                   From April 10 to
                                                  December 31, 1998     Through April 9               Total
                                                  -----------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                         $     2,931,069     $       486,466      $    3,417,535
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of investments                             (414,951)               -               (414,951)
   Minority interest                                          3,353                -                  3,353
   Amortization                                             308,384              (1,959)            306,425
   Decrease (increase) in interest receivable            (1,134,069)              8,302          (1,125,767)
   Decrease (increase) in other assets                     (252,473)              6,241            (246,232)
   Increase (decrease) in accounts payable               (1,860,513)            565,608          (1,294,905)
   Increase in accrued interest payable                     795,785                -                795,785
                                                      --------------     ---------------     --------------
 Net cash provided by operating activities                  376,585           1,064,658           1,441,243
                                                      --------------     ---------------     --------------
Cash flows from investing activities
 Net cash from Merger                                     4,820,481                -              4,820,481
 Principal payments on mortgage securities               46,682,908             867,630          47,550,538
 Proceeds from sale of other investments                  1,290,000                -              1,290,000
 Purchases of mortgage securities                      (236,107,915)               -           (236,107,915)
 Purchases of corporate securities                       (4,662,500)               -             (4,662,500)
 Purchases of preferred stock                            (1,081,773)               -             (1,081,773)
 Decrease (increase) in other investments                   (58,567)             42,869             (15,698)
 Merger transaction costs paid                                 -               (729,509)           (729,509)
                                                      --------------     ---------------      --------------
 Net cash provided by (used in) investing activities   (189,117,366)            180,990        (188,936,376)
                                                      --------------     ---------------      --------------
Cash flows from financing activities
 Net borrowings from repurchase agreements               190,250,084               -            190,250,084
 Dividends and distributions paid                         (5,600,169)        (1,535,007)         (7,135,176)
                                                      --------------     ---------------      --------------
 Net cash provided by (used in) financing activities     184,649,915         (1,535,007)        183,114,908
                                                      --------------     ---------------      --------------
Net decrease in cash and cash equivalents                 (4,090,866)          (289,359)         (4,380,225)
Cash and temporary cash investments at beginning
 of period                 	                              10,136,822         10,426,181          10,426,181
                                                      ---------------    ---------------      --------------
Cash and temporary cash investments at end of period  $    6,045,956     $   10,136,822       $   6,045,956
			                                                   ===============    ===============      ==============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $    3,823,715     $        -          $    3,823,715

The accompanying notes are an integral part of the consolidated and combined financial statements.

Supplemental disclosure on non-cash investing activities:

  The following assets and liabilities were assumed by the Company in conjunction with the Merger and issuance of common stock (see Note 1):

   Mortgage securities                                $   20,420,336    $         -          $   20,420,336
   Accrued interest receivable                               142,545              -                 142,545
   Other investments                                         175,369              -                 175,369
   Accounts payable                                          712,888              -                 712,888
   Distributions payable                                     265,545              -                 265,545

  Goodwill of $7,507,902 was recorded by the Company as a result of the Merger.


AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                         Company and
                                                         Predecessor         Predecessor
                                                             For the             For the
                                                          Year Ended          Year Ended
                                                       Dec. 31, 1997       Dec. 31, 1996
                                                     ---------------     ---------------
Cash flows from operating activities
 Net income                                          $     2,425,667     $     3,062,928
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Amortization                                              (11,860)            (31,569)
   Decrease in interest receivable                            33,342              68,881
   Decrease in other assets                                      325               2,017
   Increase (decrease) in accounts payable                   623,186              (3,383)
                                                      ---------------     ---------------
 Net cash provided by operating activities                 3,070,660           3,098,874
                                                      ---------------     ---------------
Cash flows from investing activities
 Principal payments on mortgage securities                 4,116,822           5,355,906
 Proceeds from sale of other investments                   2,100,000               -
 Merger transaction costs paid                              (859,642)              -
 Increase in other investments                              (675,643)            (14,036)
 Maturity of U.S. government securities                         -              5,000,000
                                                      ---------------     ---------------
 Net cash provided by investing activities                 4,681,537          10,341,870
                                                      ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                       (6,143,343)         (6,683,157)
 Issuance of stock                                             1,000                -
 Purchase of Units                                             -                (294,139)
                                                      ---------------     ---------------
 Net cash used in financing activities                    (6,142,343)         (6,977,296)
                                                      ---------------     ---------------
Net increase in cash and cash equivalents                  1,609,854           6,463,448
Cash and temporary cash investments at beginning
 of year                                                   8,817,327           2,353,879
                                                      ---------------     --------------
Cash and temporary cash investments at end of year    $   10,427,181      $    8,817,327
			                                                   ===============    ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

1.  Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997, but had no operations prior to April 10, 1998.

On April 10, 1998, (the Merger Date) the Company and three partnerships:
America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund 1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their pre-existing net assets and operations or majority interest in the preexisting partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of the other partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates (BUCs) of Prep Fund 2 and approximately 99% of the BUCs of Pension Fund. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet.

The Company has entered into an advisory agreement with America First Mortgage Advisory Company (the Advisor) which provides advisor services in connection with the conduct of the Company's business activities.

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 1998 consolidated and combined financial statements
			 include the consolidated accounts of the Company from April 10, 1998
				through December 31, 1998, and the combined accounts of the Company,
				Prep Fund 1 and America First Participating/Preferred Equity Mortgage
				Fund (the managing general partner of Prep Fund 1) (together referred
				to as the Predecessor) for periods prior to the Merger.  The financial
			 statements are prepared on the accrual basis of accounting in accordance
			 with generally accepted accounting principles.

    The consolidated financial statements include the accounts of the
				Company and its subsidiaries, Pension Fund and America First Capital
				Associates Limited Partnership Six (the general partner of Pension Fund).
		  All significant intercompany transactions and accounts have been
				eliminated in consolidation.  In addition, as more fully discussed in Note
			 5, the Company has an investment in a corporation and investments in four
			 real estate limited partnerships, none of which are controlled by the
			 Company.  These investments are accounted for under the equity method.
		  Neither the corporation nor the real estate limited partnerships are
			 consolidated for income tax purposes.

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

C)  Mortgage Securities and Corporate Securities
	   Statement of Financial Accounting Standards No. 115, "Accounting for
				Certain Investments in Debt and Equity Securities" (SFAS 115), requires
				the Company to classify its investments in mortgage securities and
				corporate securities (collectively referred to as investment securities)
			 as either held-to-maturity, available-for-sale or trading.  In order to be
			 prepared to respond to potential future opportunities in the market, to
			 sell mortgage securities in order to optimize the portfolio's total return
			 and to retain its ability to respond to economic conditions that require
			 the Company to sell assets in order to maintain an appropriate level of
				liquidity, the Company has classified all its mortgage securities as
			 available-for-sale.  Although the Company generally intends to hold most
			 of its mortgage securities until maturity, it may, from time to time, sell
			 any of its mortgage securities as part of its overall management of its
				business.  Accordingly, to maintain flexibility, the Company currently
			 classifies all of its mortgage securities as available-for-sale.

    Certain mortgage securities classified as available-for-sale on the December 31, 1998, balance sheet of the Company were classified as held-to-maturity on the December 31, 1997 balance sheet of the
			 Predecessor. (See Note 3).

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

    Unrealized losses on mortgage securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the mortgage security is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the mortgage securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool.

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

D) Credit Risk
	  The Company limits its exposure to credit losses on its investment
			portfolio by requiring that at least 70% of its investment portfolio
			consist of mortgage securities or mortgage loans that are either
			(i) insured or guaranteed as to principal and interest by an agency of
			the U.S. government, such as Government National Mortgage Association
			(GNMA), Federal National Mortgage Association (FNMA), or Federal Home Loan
			Mortgage Corporation (FHLMC), (ii) rated in one of the two highest rating
			categories by either Standard & Poor's or	Moody's, or (iii) considered to
			be of equivalent credit quality as	determined by the Advisor and approved
			by the Company's investment committee.  The remainder of the Company's
			assets may be either: (i)	mortgage assets rated at least investment grade
			or considered to be of	equivalent credit quality by the Advisor with
			approval from the Company's	investment committee; (ii) direct investment
		 (mezzanine or equity) in	multifamily projects collateralizing mortgage
			loans owned by the Company; (iii) investments in limited partnerships,
			real estate	investment trusts or closed-end funds owning a portfolio of
		 mortgage assets; or (iv) other fixed income	instruments (corporate or
			government) that provide increased call protection relative to the Company's
		 mortgage securities.  Corporate debt that is rated below investment grade
			will be limited to less than 5% of the Company's total assets.  As of
		 December 31, 1998, approximately 91% of the Company's assets consisted of
			mortgage
		 securities insured or guaranteed by the U.S. government or an agency
			thereof. At December 31, 1998, management	determined no allowance for
			credit losses was necessary.

E)  Other Investments
    Other investments consist of: (i) non-voting preferred stock of a
				corporation owning interests in real estate limited partnerships,
				(ii) investments in limited partnerships owning real estate,
				(iii) direct investments in multifamily projects collateralizing mortgage
			 loans owned by the Company, and (iv)	other real estate investments.

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

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
    Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
    Comprehensive income for the Company and the Predecessor include net
				income and the change in net unrealized holding gains (losses) on
				investments. Comprehensive income for the years ended December 31, 1998,
				1997 and 1996 was as follows:


                                            For the Year Ended December 31, 1998
                                            ------------------------------------
                                           Company      Predecessor                         Predecessor    Predecessor
                                  From April 10 to
                                 December 31, 1998  Through April 9            Total       Dec. 31,1997	 Dec. 31, 1996
                                 -----------------  ---------------   ---------------   ---------------  -------------
Net income                          $    2,931,069  $       486,466   $     3,417,535  $      2,425,667  $   3,062,928
 Change in classification of mortgage
  securities from held-to-maturity to
  available-for-sale                    		(704,828)	           -             (704,828)             -              -
 Change in net unrealized
  holding gains (losses)                  (352,994)         (21,235)         (374,229)          266,285       (504,911)
                                    ---------------  ---------------   ---------------   --------------- -------------
Comprehensive income                $    1,873,247  $       465,231   $     2,338,478  $      2,691,952  $   2,558,017
                                    ===============  ===============   ===============   =============== =============

H)  Federal Income Taxes
    The Company has elected to be taxed as a real estate investment trust
    (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of state law.

    As such, no provision for income taxes has been made in the accompanying
			 consolidated financial statements.

				Since the Predecessor was a partnership and generally not subject to taxes
				directly, it did not make a provision for income taxes. The Predecessor's
				Beneficial Unit Certificate (BUC) Holders were required to report their share of the Predecessor's income for federal and state income tax
				purposes.

I)  Segment Reporting
				In 1998, the partnership adopted Statement of Financial Accounting
			 Standards No. 131, "Disclosures about Segments of an Enterprise and
				Related Information" (SFAS 131).  SFAS 131 requires that a public business
				enterprise report financial and descriptive information about its
				reportable operating segments.  The adoption of SFAS 131 did not have an
				impact on the financial reporting of the Partnership.

J)  Reclassifications
    Certain prior period amounts have been reclassified to conform with the current period classification.

K)  New Accounting Pronouncement
			 In June, 1998, the Financial Accounting Standards Board issued Financial
		 	Accounting Standards No. 133, "Accounting for Derivative Instruments and
			 Hedging Activities " (FAS 133).  This statement provides new accounting
				and reporting standards for the use of derivative instruments.  Adoption
			 of this statement is required by the Company effective January 1, 2000.
			 Management intends to adopt the statement as required in fiscal 2000.
			 Management believes that the impact of such adoption will not be material
			 to the financial statements.  Although the Company and its Predecessor have
			 not historically used such instruments, it is not precluded from doing so.
			 In the future, management anticipates using such derivative instruments
				only as hedges to manage interest rate risk. Management does not anticipate
		 	entering into derivatives for	speculative or trading purposes.

3.  Mortgage Securities

The following table present the Company's mortgage securities as of December 31, 1998 and the Predecessor's mortgage securities as of December 31, 1997.

                                December 31, 1998     December 31, 1997
                                -----------------     ----------------
GNMA Certificates               $      59,452,502     $     30,905,173
FNMA Certificates                     159,686,597            2,601,215
FHLMC Certificates                     22,756,363                -
                                -----------------     -----------------
                                $     241,895,462     $     33,506,388
                                =================     =================

At December 31, 1998, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $194,542,316 and
fixed-rate mortgage securities with a carrying value of $47,353,146.   At
December 31, 1997, mortgage securities consisted of fixed-rate Mortgage Securities.

The Government National Mortgage Association (GNMA) Certificates are backed by first mortgage loans on multifamily residential properties and pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans.

The Federal National Mortgage Association (FNMA) Certificates are backed by first mortgage loans on pools of single-family properties. The FNMA Certificates are debt securities issued by FNMA and are guaranteed by FNMA as to the full and timely payment of principal and interest on the underlying loans.

Federal Home Loan Mortgage Corporation (FHLMC) Certificates are backed by
first mortgage loans on pools of single-family properties.   The FHLMC
Certificates are debt securities issued by FHLMC and are guaranteed by FHLMC as to the full and timely payment of principal and interest on the underlying loans.

The following tables presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities for the Company and the Predecessor as of December 31, 1998 and 1997, respectively:

As of December 31, 1998 - Company
                                      Available-for-sale
                                      ------------------
Amortized cost                        $      242,142,861
Gross unrealized gains                         1,177,638
Gross unrealized losses                       (1,425,037)
                                      ------------------
Fair value			                 					   $      241,895,462
                              					   ==================

As of December 31, 1997 - Predecessor
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
                                      ==================     ================     ===============

The mortgage securities classified as available-for-sale are carried at their fair value and the mortgage securities classified as held-to-maturity are carried at their amortized cost.

Certain securities classified as available-for-sale on the December 31, 1998, balance sheet of the Company were classified as held-to-maturity on the December 31, 1997 balance sheet of the Predecessor. Based on the differing investment objectives of the Company, it was determined that it would be more appropriate to classify such securities as available-for-sale rather than held-to-maturity. Accordingly, on the Merger Date, such securities were transferred from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, net unrealized holding losses and the aggregate fair value of the securities transferred were $14,027,386, $704,828 and $13,322,558, respectively.

As of December 31, 1998, the Company had commitments to purchase two Mortgage Securities with a current face value totaling approximately $16,627,816.

4.  Corporate Securities

Corporate securities are classified as held-to-maturity. At December 31, 1998, the total amortized cost, gross unrealized gains and fair value of the corporate securities were $4,673,127, $273,123 and $4,946,250.

5.  Other Investments
Other investments consisted of the following:

                                                                         As of             As of
							                                                          Dec. 31, 1998     Dec. 31, 1997
                                                                       Company       Predecessor
                                                                 -------------     -------------
Investment in Retirement Centers Corporation		                   $    349,076     $        -
Investment in and advances to real estate limited partnerships		      848,265         1,050,686
Investment in participating loans                                        -              860,000
                                                                 -------------     -------------
Total                                                            $  1,197,341     $   1,910,686
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. RCC owns limited partnership interests in five real estate limited partnerships which operate assisted living centers. Interests in such limited partnerships were formerly owned by the Predecessor and Prep Fund 2. The Company accounts for its investment in RCC on the equity method.

Investments in and advances to real estate limited partnerships consist of investments in or advances made to four limited partnerships which own the properties underlying certain mortgage securities owned by the Company or its Predecessor. These investments are not insured or guaranteed but rather are collateralized by the value of the real estate underlying the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since neither the Company nor its Predecessor have any legal obligation to provide additional cash support to the underlying property partnerships as they are not the general partner, nor have they indicated any commitment to provide this support.

The Company had no investments in participating loans at December 31, 1998. The $860,000 in participating loans at December 31, 1997 were collateralized by a first mortgage loan on a multifamily property. The Company sold this investment in May, 1998 for $1,245,000.

6.  Repurchase Agreements

The Company has entered into several repurchase agreements to finance Mortgage Securities purchased since the Merger Date.

As of December 31, 1998, the Company had outstanding balances of $190,250,084 under 13 repurchase agreements with a weighted average borrowing rate of 5.04% and a weighted average remaining maturity of 5.2 months. As of December 31, 1998, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from two to twelve months.

At December 31, 1998, the repurchase agreements had the following remaining maturities:

Within 30 days		              $ 40,641,585
30 to 90 days		                 57,296,499
90 days to one year             92,312,000
                              -------------
                              $190,250,084
                              =============

The repurchase agreements are collateralized by the Company's Mortgage Securities with a principal balance of approximately $238,486,160 and bear interest at rates that are LIBOR based.

7.  Stockholders' Equity

1997 Stock Option Plan
---------------------

The Company has a 1997 Stock Option Plan (the Plan) which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (ISOs) as defined under section 422 of the Internal Revenue Code, Non-Qualified Stock Options (NQSOs) and Dividend Equivalent Rights (DERs) to eligible persons, other than non-employee directors. Non-employee directors are eligible to receive grants of NQSOs with DERs pursuant to the provisions of the Plan. The exercise price for any options granted to eligible persons under the Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised ten years after the date granted.

During the quarter ended June 30, 1998, there were 500,000 ISOs granted to buy common shares at an exercise price of $9.375 per share, of which 125,000 were vested and exercisable. In addition, there were 20,000 NQSOs issued at an exercise price of $9.375 per share, of which 5,000 were vested and exercisable. Prior to this grant, no other options were outstanding and no additional options were granted through December 31, 1998. As of December 31, 1998, no options have been exercised.

In addition to options, 500,000 and 20,000 DERs were granted on the ISOs and NQSOs, respectively, during the quarter ended June 30,1998, based on the provisions of the Plan. DERs vest on the same basis as the options and payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For 1998, the Company recorded a $42,500 charge to stockholders' equity associated with the DERs on ISOs and a $1,700 charge to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method and a periodic charge will be recognized based on the vesting schedule. The charge of options which vested at date of grant were included as capitalized transaction costs in connection with the Merger. Management estimated the value of the ISOs at the date of grant to be approximately $1.88 per share using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 25% volatility rate and a risk-free rate of 5.5% and a dividend yield of 0% (because of the DERs). During 1998, as part of operations, the Company reflected an earnings charge of approximately $170,154, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
The Company declared the following dividends during 1998:

Declaration Date       Record Date          Payment Date       Amount per Share
----------------       -----------          ------------       ----------------
June 18, 1998         June 30, 1998        August 14, 1998     $    .265
September 9, 1998     September 30, 1998   November 16, 1998   $    .265
December 15, 1998     December 31, 1998    February 19, 1999   $    .265

Cash distributions paid by the Company consisted in part of a dividend paid from earnings and in part a return of capital. For tax purposes, the dividend declared on December 15, 1998, will be treated as a 1999 event for shareholders. Cash distributions paid or accrued by the Predecessor were $.2649 per Unit prior to the Merger in 1998 and $1.0596 per Unit in 1997.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. During the period from April 10, 1998 (Merger Date) to December 31, 1998, the Advisor earned a base management fee of $590,875. The Advisor received incentive compensation of approximately $2,800 in 1998.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 4.5% to 5% of gross revenues. Such fees paid by the Company in 1998 for periods after the Merger Date amounted to $250,912 and such fees paid by the Predecessor for the period in 1998 prior to the Merger Date amounted to $45,527. Fees paid by the Predecessor were $222,682 and $189,657 in 1997 and 1996, respectively.

Prior to the Merger Date, the general partner of the Predecessor (AFCA 3) was entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Predecessor to be paid by the Predecessor to the extent such amount is not paid by property owners. AFCA 3 earned administrative fees of $53,617, $225,813 and $237,337 in 1998, 1997 and 1996, respectively. Of such amounts, $38,659, $195,816 and $187,902 in 1998, 1997 and 1996
respectively, were paid by the Predecessor and the remainder was paid by owners of real properties financed by the Predecessor. During 1997, AFCA 3 also received administrative fees of $88,780 in conjunction with the repayment of one of its investments in participating loans.

Prior to the Merger Date, substantially all of Predecessor's general and administrative expenses and certain costs capitalized by the Predecessor were paid by AFCA 3 or an affiliate and reimbursed by the Predecessor. The amounts of such expenses reimbursed to AFCA 3 or an affiliate were $165,439 in 1998 $1,935,423 in 1997 and $665,811 in 1996. The capitalized costs consist of transaction costs incurred in conjunction with the merger described in Note 1.

9.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Investments in mortgage securities, corporate securities and preferred stock: Fair values are based on broker quotes or amounts obtained from
	 independent pricing sources.

		Cash and cash equivalents:  Fair value approximates the carrying value of
		such assets.

		Repurchase agreements:  Fair value approximates the carrying value of such liabilities.

																																				   					At December 31, 1998                     At December 31, 1997
                                    -------------------------------------   --------------------------------
                                      Carrying               Estimated         Carrying          Estimated
                                        Amount              Fair Value           Amount         Fair Value
                                    ------------          ---------------   -------------     --------------
Investment in mortgage securities  $ 241,895,462          $ 241,895,462     $  33,506,388     $  34,165,204
Investment in corporate securities     4,673,127              4,946,250             -                -
Investment in preferred stock          1,153,800              1,153,800             -                -
Cash and cash equivalents              6,045,956              6,045,956        10,427,181        10,427,181
Repurchase agreements                190,250,084            190,250,084             -                -

10.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger. The pro forma operating data for the years ended December 31, 1998 and December 31, 1997 are presented as if the Merger had been completed on January 1, 1998 and 1997, respectively.

Pro Forma
Statement of Operations

                                                           For the             For the
                                                        Year Ended          Year Ended
                                                     Dec. 31, 1998       Dec. 31, 1997
                                                    ---------------     ---------------
Mortgage securities income                          $    8,982,060      $    4,226,210
Corporate securities income                                164,738               -
Interest income on temporary cash investments              727,889             834,601
                                                    ---------------     ---------------
Total interest income                                    9,874,687           5,060,811
Interest expense on borrowed funds                       4,619,500               -
                                                    ---------------     ---------------
Net interest income                                      5,255,187           5,060,811
                                                    ---------------     ---------------
Income from other investments                              801,076             805,249
Gain on sale of investments                                426,607               -
                                                    ---------------     ---------------
                                                         1,227,683             805,249
                                                    ---------------     ---------------
General and administrative expenses                      2,863,236           2,718,128
Minority interest                                            3,353               -
                                                    ---------------     ---------------
                                                         2,866,589           2,718,128
                                                    ---------------     ---------------
Net income                                          $    3,616,281      $    3,147,932
			                                                 ===============     ===============
Net income, basic and fully diluted, per share      $          .40      $          .35
                                                    ===============     ===============
Weighted average number of shares outstanding            9,043,172           9,043,172

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

11.  Summary of Quarterly Results of Operations (Unaudited)

                                            Predecessor      Predecessor         Company          Company         Company
                                                  First           Second          Second            Third          Fourth
From January 1, 1998, to                        Quarter          Quarter         Quarter          Quarter         Quarter
December 31, 1998                                        Through April 9   From April 10
(Company and Predecessor)                --------------   --------------   --------------   --------------   ------------
Total income                             $     907,759    $        -       $    1,773,422   $    1,409,413   $  1,425,701
Total expenses                                (421,293)            -             (540,392)        (532,741)      (600,982)
Minority interest                                 -                -                7,977          (10,124)        (1,206)
                                         --------------   --------------   --------------   --------------   ------------
Net income                               $      486,466   $        -       $    1,241,007   $      866,548   $    823,513
                                         ==============   ==============   ==============   ==============   ============
Net income, basic and diluted,
 per share or exchangeable unit          $          .08   $        -       $          .13   $          .10   $        .09
                                         ==============   ==============   ==============   ==============   ============

                                                             First              Second               Third              Fourth
From January 1, 1997, to December 31, 1997                 Quarter             Quarter             Quarter             Quarter
(Predecessor)                                       --------------      --------------      --------------      --------------
Total income                                        $    1,670,836      $    1,620,763      $    1,604,746      $    1,225,425
Total expenses                                            (868,417)           (935,199)           (907,630)           (984,857)
                                                    --------------      --------------      --------------      --------------
Net income                                          $      802,419      $      685,564      $      697,116      $      240,568
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted,
  per exchangeable unit                             $         0.14      $         0.12      $         0.12      $         0.04
                                                    ==============      ==============      ==============      ==============

12.  Subsequent Events

On January 25, 1999, the Company acquired six FNMA whole-pool mortgage-backed certificates with an aggregate remaining principal balance of $85.5 million (FNMA Certificates). The FNMA Certificates bear interest at rates ranging from 5.84% to 7.84% per annum. The total purchase price paid for the FNMA Certificates, including accrued interest, was approximately $86.7 million. The acquisitions were financed in part with the proceeds of various LIBOR-based repurchase agreements aggregating $84.8 million and the remainder from cash reserves of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Company's or Predecessor's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

                                 PART III

Item 10. Directors and Executive Officers of Registrant. The information about Directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1998 (the "Proxy Statement") under the heading "Election of Directors." Information about the executive officers of the Company is shown under Item 4 of this filing.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company common stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that, except as set forth below, there was compliance for the year ended December 31, 1998 with all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-ten-percent beneficial owners.

The Initial Statement of Beneficial Ownership of Securities on Form 3 was filed late for each of the directors and executive officers of the Company.

Item 11. Executive Compensation. The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management. The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading "Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers."

Item 13.  Certain Relationships and Related Transactions.	 The information
required to be furnished pursuant to this Item 13 is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1. Consolidated and Combined Financial Statements. The consolidated and combined financial statements of the Company and the Predecessor, together with the Independent Accountants' Report thereon, are set forth on pages 22 through 39 of this Form 10-K and are incorporated herein by reference.

2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to Consolidated and
Combined Financial Statements filed in response to Item 8 hereof.

3. Exhibits. The following exhibits were filed as required to be set forth in the financial statement schedules is shown in the Notes to Combined Financial Statements filed in response to Item 8 hereof.

               2.1 Agreement and Plan of Merger by and among the Company, America First Participating/Preferred Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and certain other parties, dated as of July 29, 1997 (incorporated herein by reference to Exhibit

                    2.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

               3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from Form 8-K dated April 10, 1998, filed by the Company pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

               3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference from Form 8-K dated April 10, 1998, filed by the Company pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

               3.3 Agreement of Limited Partnership, dated May 25, 1988, of America First Prep Fund 2 Pension Series Limited Partnership (incorporated herein by reference to Form 10-K, dated December 31, 1988, filed with the Securities and Exchange Commission (File No. 33-13407)).

               4.1  Specimen of Common Stock Certificate of the Company.
                    (incorporated herein by reference to Exhibit 4.1 of the
                    Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities
																			 Act of 1933 (Commission File No. 333-46179)).

              10.1  Advisory Agreement, dated April 9, 1998, by and between
																				the	Company and the Advisor (incorporated herein by
																				reference from Form 8-K dated April 10, 1998 filed by
                    the Company pursuant to the Securities Exchange Act of
																			 1934 (Commission File No. 1-13991)).

              10.2 Employment Agreement of Stewart Zimmerman (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.3 Employment Agreement of William S. Gorin (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.4 Employment Agreement of Ronald A. Freydberg (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.5  1997 Stock Option Plan of the Company (incorporated herein
																			 by reference from Form 8-K dated April 10, 1998, filed by
																				the Company pursuant to the Securities Exchange Act of
																				1934 (Commission File No. 1-13991)).

              10.6 Form of Dividend Reinvestment Plan (incorporated herein by reference to Appendix C of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

														21.   Subsidiaries of the Registrant

														24.   Power of Attorney

              27.   Financial Data Schedule

(b) Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the
														 fourth quarter of the year for which this report is filed.

                            SIGNATURES


			Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: 	March 29, 1999				 America First Mortgage Investments, Inc.

                          By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: 	March 29, 1999				 By /s/ Michael B. Yanney*
                             Michael B. Yanney
 																								  		Chairman of the Board

Date: 	March 29, 1999				 By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer and Director

Date: 	March 29, 1999				 By /s/ Gary Thompson
                             Gary Thompson
																									  		Chief Financial Officer

Date: 	March 29, 1999				 By /s/ Michael L. Dahir*
                             Michael L. Dahir
																									  		Director

Date: 	March 29, 1999				 By /s/ George V. Janzen*
                             George V. Janzen
																									  		Director

Date: 	March 29, 1999				 By /s/ George H. Krauss*
                             George H. Krauss
																									  		Director

Date: 	March 29, 1999				 By /s/ Gregor Medinger*
                             Gregor Medinger
																									  		Director

Date: 	March 29, 1999				 By /s/ W. David Scott*
                             W. David Scott
																									  		Director


* By Stewart Zimmerman, Attorney-in-fact

/s/ Stewart Zimmerman
Stewart Zimmerman

                                EXHIBIT 21

                       SUBSIDIARIES OF THE REGISTRANT


     America First Prep Fund 2 Pension Series Limited Partnership
     America First Capital Associates Limited Partnership Six

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Michael L. Dahir
							                                              Michael L. Dahir

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ George V. Janzen
                                              							George V. Janzen

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ George H. Krauss
							                                              George H. Krauss

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Gregor Medinger
                                              							Gregor Medinger

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


                                           		    /s/ W. David Scott
                                              							W. David Scott