Form 10-Q
period 1999-03-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1999-05-17
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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
CONSOLIDATED BALANCE SHEETS


																																																																																				    March 31, 1999
                                                                                           (Unaudited)       Dec. 31, 1998
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   341,540,726     $   241,895,462
 Investment in corporate securities (Note 4)                                                 5,158,436           4,673,127
 Investment in preferred stock                                                               2,063,214           1,153,800
 Cash and cash equivalents, at cost
  which approximates market value                                                           11,205,366           6,045,956
 Accrued interest receivable                                                                 2,303,054           1,540,576
 Other investments	(Note 5)                                                                  1,150,486           1,197,341
 Goodwill, net                                                                               7,461,506           7,361,338
 Other assets		                                                                                514,806             801,302
                                                                                       ---------------     ---------------
                                                                                       $   371,397,594     $   264,668,902
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                        $   297,073,067     $   190,250,084
 Accrued interest payable		                                                                    839,284             795,785
 Accounts payable		                                                                            465,020             212,085
 Dividends or distributions payable		                                                        2,417,269           2,413,803
 		                                                                                    ---------------     ---------------
                                                                                           300,794,640         193,671,757
       		                                                                              ---------------     ---------------
Minority interest in Pension Fund (Note 1)                                                      31,017              64,388

Stockholders' Equity
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
   9,055,142 issued and outstanding                                                             90,551              90,551
  Additional paid in capital                                                                76,203,009          76,203,009
  Retained earnings                                                                         (5,466,446)         (4,302,981)
  Accumulated other comprehensive income                                                      (255,177)         (1,057,822)
                                                                                       ---------------     ---------------
                                                                                            70,571,937          70,932,757
                                                                                       ---------------     ---------------
                                                                                       $   371,397,594     $   264,668,902
                                                                                       ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    Company and
                                                       Company      Predecessor
                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                March 31, 1999   March 31, 1998
                                             -----------------  ---------------
Mortgage securities income                     $    4,564,789   $       613,793
Corporate securities income                           130,899              -
Interest income on temporary cash investments         131,385           148,799
                                               ---------------  ---------------
Total interest income                               4,827,073           762,592
Interest expense on borrowed funds                  3,143,155              -
                                               ---------------  ---------------
Net interest income                                 1,683,918           762,592
			                                            ---------------  ---------------
Income from other investments                         186,697           145,167
Loss on sale of investments                            (1,534)             -
                                               ---------------  ---------------
                                                      185,163           145,167
                                               ---------------  ---------------
General and administrative expenses                   616,193           421,293
Minority interest                                         490              -
                                               ---------------  ---------------
                                                      616,683           421,293
                                               ---------------  ---------------
Net income                                     $    1,252,398   $       486,466
			                                            ===============  ===============

Net income, basic and fully diluted, per share $          .14               N/A
			                                            ===============  ===============
Net income, basic and fully diluted, per unit             N/A   $           .08
                                               ===============  ===============

Weighted average number of shares outstanding       9,055,142               N/A
Weighted average number of units outstanding              N/A         5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

                                                                             Stockholders' Equity
                                             ---------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                            Other
                                                    Common Stock			          Paid-in      Retained	 Comprehensive
                                             # of Shares	       Amount	      Capital	     Earnings	        Income	       Total
                                             ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1998                   9,055,142    $    90,551  $76,203,009    $(4,302,981) $(1,057,822)  $70,932,757

Comprehensive income:
 Net income                                         -             -             -        1,252,398         -         1,252,398
	Net unrealized holding gains arising
   during the period                                -             -             -             -          802,645       802,645
                                             ------------  ------------  ------------  ------------  ------------  ------------
Comprehensive income                                -             -             -        1,252,398       802,645     2,055,043
Dividends paid or accrued                           -             -             -       (2,415,863)                 (2,415,863)
                                             ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 1999   	                  9,055,142 	 $    90,551 		$76,203,009  $ (5,466,446)  $  (255,177)  	$70,571,937
                                             ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               Company and
                                                               Company         Predecessor
                                                         For the Three       For the Three
                                                          Months Ended        Months Ended
                                                        March 31, 1999      March 31, 1998
                                                       ---------------     ---------------
Cash flows from operating activities
 Net income                                            $     1,252,398     $       486,466
  Net cash provided by (used in)
  operating activities:
   Loss on sale of investments                                   1,534                -
   Minority interest                                               490                -
   Amortization                                                221,617              (1,959)
   Decrease (increase) in interest receivable                 (762,478)              8,302
   Decrease in other assets                                    298,779               6,241
   Increase in accounts payable                                252,935             565,608
   Increase in accrued interest payable                         43,499                -
                                                      ----------------     ---------------
 Net cash provided by operating activities                   1,308,774           1,064,658
                                                      ----------------     ---------------
Cash flows from investing activities
 Principal payments on mortgage securities                  25,533,537             867,630
 Purchases of mortgage securities                         (124,778,490)               -
 Purchases of corporate securities                            (476,250)               -
 Purchases of preferred stock                                 (850,333)               -
 Decrease in other investments                                  46,855              42,869
 Merger transaction costs paid                                    -               (729,509)
                                                      ----------------     ---------------
 Net cash provided by (used in) investing activities      (100,524,681)            180,990
                                                      ----------------     ---------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                 106,822,983                -
 Dividends and distributions paid                           (2,447,666)         (1,535,007)
                                                      ----------------     ---------------
 Net cash provided by (used in) financing activities       104,375,317          (1,535,007)
                                                      ----------------     ---------------
Net increase (decrease) in cash and cash equivalents         5,159,410            (289,359)
Cash and temporary cash investments at beginning
 of period                 	                                 6,045,956          10,426,181
                                                      ----------------     ---------------
Cash and temporary cash investments at end of period  $     11,205,366     $    10,136,822
			                                                   ================     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $      3,099,656     $          -

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

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

2.  Summary of Significant Accounting Policies

A)  Method of Accounting

    The accompanying 1999 consolidated financial statements include the
				accounts of the Company and its subsidiaries, Pension Fund and America
			 First Capital Associates Limited Partnership Six (the general partner of
			 Pension Fund). All significant intercompany transactions and accounts have
			 been eliminated in consolidation.  In addition, as more fully discussed in
			 Note 5, the Company has an investment in a corporation and investments in
				four real estate limited partnerships, none of which are controlled by the
			 Company.  These investments are accounted for under the equity method.
		  Neither the corporation nor the real estate limited partnerships are
			 consolidated for income tax purposes.

    The accompanying 1998 consolidated and combined financial statements
			 include the consolidated accounts of the Company from April 10, 1998,
			 through December 31, 1998, and the combined accounts of the Company, Prep
			 Fund 1 and America First Participating/Preferred Equity Mortgage Fund
				(the managing general partner of Prep Fund 1) (together referred to as the
			 Predecessor) for the periods prior to the Merger.

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

    Mortgage securities classified as available-for-sale are reported at
				fair value, with unrealized gains and losses excluded from earnings
				and reported in other comprehensive income.	Corporate securities are
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

D) Credit Risk
	  The Company limits its exposure to credit losses on its investment
			portfolio by requiring that at least 70% of its investment portfolio
			consist of mortgage securities or mortgage loans that are either
			(i) insured or guaranteed as to principal and interest by an agency of
			the U.S. government, such as Government National Mortgage Association
			(GNMA), Federal National Mortgage Association (FNMA), or Federal Home Loan
			Mortgage Corporation (FHLMC), (ii) rated in one of the two highest rating
			categories by either Standard & Poor's or	Moody's, or (iii) considered to
			be of equivalent credit quality as	determined by the Advisor and approved
			by the Company's investment committee.  The remainder of the Company's
			assets may be either: (i)	mortgage assets rated at least investment grade
			or considered to be of	equivalent credit quality by the Advisor with
			approval from the Company's	investment committee; (ii) direct investment
		 (mezzanine or equity) in	multifamily projects collateralizing mortgage
			loans owned by the Company; (iii) investments in limited partnerships,
			real estate	investment trusts or closed-end funds owning a portfolio of
		 mortgage assets; or (iv) other fixed income	instruments (corporate or
			government) that provide increased call protection relative to the Company's
		 mortgage securities.  Corporate debt that is rated below investment grade
			will be limited to less than 5% of the Company's total assets.  As of
		 March 31, 1999, approximately 93% of the Company's investment portfolio
		 consisted of mortgage securities insured or guaranteed by the U.S.
			government or an agency thereof. At March 31, 1999, management	determined
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

    As more fully discussed in Note 7, options to purchase 520,000 shares of common stock were issued during the quarter ended June 30, 1998.  Because
			 the average stock price during the quarter during which such options were
			 issued was less than the exercise price, exercise of such options under the
			 treasury stock method would be anti-dilutive.  Accordingly, these
				potentially dilutive securities were not considered in fully diluted
				earnings per share and, as a result, basic and fully diluted net income per
			 share are the same for the three months ended March 31, 1999.  With regard
			 to the Predecessor, no options were issued. As such, basic and diluted net
				income per Unit of the Predecessor were the same for the three months ended
			 March 31, 1998, as no dilutive equivalent units existed.

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
    Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
    Comprehensive income for the Company and the Predecessor include net
				income and the change in net unrealized holding gains (losses) on
				investments. Comprehensive income for the three months ended March 31,
				1999, and March 31, 1998 was as follows:


                                                     March 31, 1999      March 31, 1998
                                                        (Unaudited)         (Unaudited)
                                                    ---------------     ---------------
Net income                                          $    1,252,398      $      486,466
Change in net unrealized holding gains (losses)            802,645             (21,235)
                                                    ---------------     ---------------
Comprehensive income                                $    2,055,043      $      465,231
                                                    ===============     ===============

3.  Mortgage Securities

The following table presents the Company's mortgage securities as of March 31, 1999, and December 31, 1998.

                                             March 31, 1999
                                                (Unaudited)     December 31, 1998
                                          -----------------     -----------------
GNMA Certificates                         $				 	57,545,490					$      59,452,502
FNMA Certificates                     			       247,993,099  									159,686,597
FHLMC Certificates                               18,912,401												22,756,363
Commercial mortgage securities                   17,089,736                -
                                           -----------------     -----------------
																						                    $     341,540,726     $     241,895,462
                                           =================     =================

At March 31, 1999, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $296,988,745, and fixed-rate mortgage securities with a carrying value of $44,551,981. At December 31, 1998, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $194,542,316 and fixed-rate mortgage securities with a carrying value of $47,353,146.

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

The Federal Home Loan Mortgage Corporation (FHLMC) Certificates are backed by first mortgage loans on pools of single-family properties. The FHLMC Certificates are debt securities issued by FHLMC and are guaranteed by FHLMC as to the full and timely payment of principal and interest on the underlying loans.

The commercial mortgage securities are rated AA or A by Standard and Poor's.

At March 31, 1999, and December 31, 1998, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities March 31, 1999 and December 31, 1998 respectively:

                                          March 31, 1999
                                             (Unaudited)           Dec. 31, 1998
                                      ------------------      ------------------
Amortized cost                        $     340,939,341       $      242,142,861
Gross unrealized gains                        2,039,686                1,177,638
Gross unrealized losses                      (1,438,301)              (1,425,037)
                                      ------------------      ------------------
Fair value			                 					   $     341,540,726       $      241,895,462
                              					   ==================      ==================



As of March 31, 1999, the Company had commitments to purchase three mortgage securities with a current face value totaling approximately $31.2 million.

4.  Corporate Securities

Corporate securities are classified as held-to-maturity. At March 31, 1999, and December 31, 1998, the total amortized cost, gross unrealized gains and fair value of the corporate securities were $5,158,436, $350,514, and $5,508,950 and $4,673,127, $273,123 and $4,946,250, respectively.

5.  Other Investments
Other investments consisted of the following as of March 31, 1999 and December 31, 1998:

                                                                March 31, 1999
							                                                            (Unaudited)     Dec. 31, 1998
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $     320,121     $     349,076
Investment in and advances to real estate limited partnerships		      830,365           848,265
                                                                 -------------     -------------
Total                                                           $   1,150,486     $   1,197,341
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

Investments in and advances to real estate limited partnerships consist of investments in or advances made to four limited partnerships which own the properties underlying certain mortgage securities owned by the Company. These investments are not insured or guaranteed but rather are collateralized by the value of the real estate underlying the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support.

6.  Repurchase Agreements

As of March 31, 1999, the Company had outstanding balances of $297,073,067 under 29 repurchase agreements with a weighted average borrowing rate of 4.9% and a weighted average remaining maturity of 4.6 months. As of March 31, 1999, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1998, the Company had outstanding balances of $190,250,084 under 13 repurchase agreements with a weighted average borrowing rate of 5.04%.

At March 31, 1999, the repurchase agreements had the following remaining maturities:

Within 30 days		              $  47,110,792
30 to 90 days		                  87,152,000
90 days to one year             162,810,275
                              -------------
                              $ 297,073,067
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities with a principal balance of approximately $303.4 million and bear interest at rates that are LIBOR based.

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

During the quarter ended June 30, 1998, there were 500,000 ISOs granted to buy common shares at an exercise price of $9.375 per share, of which 125,000 were vested and exercisable. In addition, there were 20,000 NQSOs issued at an exercise price of $9.375 per share, of which 5,000 were vested and exercisable. Prior to this grant, no other options were outstanding and no additional options were granted through March 31, 1999. As of March 31, 1999, no options have been exercised.

In addition to options, 500,000 and 20,000 DERs were granted on the ISOs and NQSOs, respectively, during the quarter ended June 30, 1998, based on the provisions of the Plan. DERs vest on the same basis as the options and payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three months ended March 31, 1999, the Company recorded a $16,250 charge to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and a $650 charge to earnings associated with DERs on NQSOs. There were no DERs granted as of March 31, 1998.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method and a periodic charge will be recognized based on the vesting schedule. The charge of options which vested at date of grant were included as capitalized transaction costs in connection with the Merger. Management estimated the value of the ISOs at the date of grant to be approximately $1.88 per share using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 25% volatility rate and a risk-free rate of 5.5% and a dividend yield of 0% (because of the DERs). During the three months ended March 31, 1999, as part of operations, the Company reflected an earnings charge of approximately $58,899, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
On March 24, 1999, the Company declared a distribution of $.265 per share for the quarter ended March 31, 1999, which is to be paid on May 17, 1999, to shareholders of record as of April 5, 1999. The distribution consists in part of a dividend paid from earnings and in part of a return of capital.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the three months ended March 31, 1999, the Advisor earned a base management fee of $189,822 and incentive compensation of approximately $45,000.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 4.5% to 5% of gross revenues. Such fees paid by the Company for the three months ended March 31, 1999, amounted to $73,108 and such fees paid by the Predecessor for the three months ended March 31, 1998, amounted to $45,527.

Prior to the Merger Date, the general partner of the Predecessor (AFCA 3) was entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Predecessor to be paid by the Predecessor to the extent such amount is not paid by property owners. AFCA 3 earned administrative fees of $53,617 for the three months ended March 31, 1998 of which $38,659 was paid by the Predecessor and the remainder was paid by owners of real properties financed by the Predecessor.

Prior to the Merger Date, substantially all of Predecessor's general and administrative expenses and certain costs capitalized by the Predecessor were paid by AFCA 3 or an affiliate and reimbursed by the Predecessor. The amount of such expenses reimbursed to AFCA 3 or an affiliate was $165,439 for the three months ended March 31, 1998.

9.  Subsequent Events

During April, 1999, the Company acquired three FNMA whole-pool mortgage-backed certificates with an aggregate remaining principal balance of $31.2 million (FNMA Certificates). The FNMA Certificates bear interest at rates ranging from 7.06% to 7.27% per annum. The total purchase price paid for the FNMA Certificates, including accrued interest, was approximately $32.2 million.
The Company also acquired four private label floating rate securities with an aggregate remaining principal balance of $43.1 million. The private label floating rate securities bear interest at rates ranging from 5.71% to 5.89% per annum. The total purchase price paid for the private label floating rate securities, including accrued interest, was approximately $43.2 million. The acquisitions were financed in part with the proceeds of various LIBOR-based repurchase agreements aggregating $73.8 million and the remainder from cash reserves of the Company.

10.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger as if the Merger had been completed on January 1, 1998.

Pro Forma Statement of Operations

                                                     For the Three
                                                      Months Ended
                                                    March 31, 1998
                                                    ---------------
Mortgage securities income                          $      986,379
Interest income on temporary cash investments              214,082
                                                    ---------------
Total interest income                                    1,200,461
Income from other investments                              201,662
General and administrative expenses (1)                    675,417
                                                    ---------------
Net income                                          $      726,706
			                                                 ===============
Net income, basic and fully diluted, per share      $          .08
                                                    ===============
Weighted average number of shares outstanding            9,035,084

(1) Excludes transaction costs incurred by Prep Fund 2 and Pension Fund.

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the period indicated, nor does it purport to represent the results of operations for future periods.

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

Concurrently with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through March 31, 1999, the Company purchased 29 positions in mortgage backed securities for an aggregate purchase cost of approximately $297.1 million (16 positions for an aggregate purchase cost of approximately $64.6 million for the three months ended March 31, 1999).

The Company has elected to become subject to tax as a real estate investment trust (REIT) under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, the Company has committed to make distributions in the first year following the Merger of at least $1.06 per common share, to be paid in four equal quarterly installments, which is expected to significantly exceed taxable income. Accordingly, a portion of distributions received by shareholders in 1998 and 1999 will consist in part of a dividend paid from earnings and in part of a cash merger payment representing non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. For tax purposes, the dividend declared on December 15, 1998, and paid on February 19, 1999, will be treated as a 1999 event for shareholders.

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


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

Since the Merger, the Company has primarily financed its mortgage investments through repurchase agreements totaling $297.1 million with a weighted average borrowing rate of 4.9% at March 31, 1999. The repurchase agreements have balances of between $639,000 and $48.8 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its new investment policy.

Results of Operations

Three Month Period Ended March 31, 1999 Compared to 1998

During the three months ended March 31, 1999, total interest income for the Company increased $4.1 million as compared to total interest income of the Predecessor for the three months ended March 31, 1998. This increase is a result of the interest generated by mortgage investments acquired in the merger from Prep Fund 2 and Pension Fund in the Merger as well as the acquisition of additional mortgage investments during 1998 and 1999.

The increase in the Company's interest expense on borrowed funds during the three months ended March 31, 1999 compared to that of the Predecessor for the three months ended March 31, 1998, relates to interest expense on repurchase arrangements used to fund additional investments.

Income from other investments increased as a result of income generated by other investments acquired from Prep Fund 2 and Pension Fund.

General and administrative expenses for the Company for the three months ended March 31, 1999 increased $194,900 as compared to that of the Predecessor for the three months ended March 31, 1998 as a result of the increased scope of operations resulting from the Merger.

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

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of March 31, 1999, the Company determined that it is in and has maintained compliance with this requirement.

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

There have been no material changes in the Company's market risk since December 31, 1998.

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

														27.   Financial Data Schedule

           (b) Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K during the quarter for which this report is filed.

               Item Reported      Financial Statements Filed   Date of Report

               2. Acquisition             No                 January 25, 1999
                  or Disposition
                  of Assets

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1999          AMERICA FIRST MORTGAGE INVESTMENTS, INC.

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