Form 10-Q
period 1999-06-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1999-08-13
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

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

                YES   X                  NO



                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)               9,055,142 as of August 11, 1999

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS


																																																																																				     June 30, 1999
                                                                                           (Unaudited)       Dec. 31, 1998
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   415,219,209     $   241,895,462
 Investment in corporate securities (Note 4)                                                 5,740,933           4,673,127
 Investment in preferred stock                                                               1,736,817           1,153,800
 Cash and cash equivalents, at cost
  which approximates market value                                                            6,984,555           6,045,956
 Accrued interest receivable                                                                 2,433,155           1,540,576
 Other investments	(Note 5)                                                                  1,162,611           1,197,341
 Goodwill, net                                                                               7,420,737           7,361,338
 Other assets		                                                                              1,843,138             801,302
                                                                                       ---------------     ---------------
                                                                                       $   442,541,155     $   264,668,902
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                        $   370,668,890     $   190,250,084
 Accrued interest payable		                                                                  1,463,174             795,785
 Accounts payable		                                                                            575,850             212,085
 Dividends or distributions payable		                                                        1,239,300           2,413,803
 		                                                                                    ---------------     ---------------
                                                                                           373,947,214         193,671,757
       		                                                                              ---------------     ---------------
Minority interest in Pension Fund (Note 1)                                                      22,447              64,388

Stockholders' Equity
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
   9,055,142 issued and outstanding                                                             90,551              90,551
  Additional paid-in capital                                                                76,203,009          76,203,009
  Retained earnings                                                                         (5,115,628)         (4,302,981)
  Accumulated other comprehensive income                                                    (2,606,438)         (1,057,822)
                                                                                       ---------------     ---------------
                                                                                            68,571,494          70,932,757
                                                                                       ---------------     ---------------
                                                                                       $   442,541,155     $   264,668,902
                                                                                       ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)


                                                       Company          Company
                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                 June 30, 1999    June 30, 1998
                                             -----------------  ---------------
Mortgage securities income                     $     6,023,386  $     1,398,141
Corporate securities income                            139,816             -
Dividend income                                        120,915             -
Interest income on temporary cash investments           62,512          184,622
                                               ---------------  ---------------
Total interest income                                6,346,629        1,582,763
Interest expense on borrowed funds                   4,318,692          437,490
                                               ---------------  ---------------
Net interest income                                  2,027,937        1,145,273
			                                            ---------------  ---------------
Income from other investments                           62,125          213,439
Gain on sale of investments                             56,528          414,710
                                               ---------------  ---------------
                                                       118,653          628,149
                                               ---------------  ---------------
General and administrative expenses                    628,400          540,392
Minority interest                                        4,230           (7,977)
                                               ---------------  ---------------
                                                       632,630          532,415
                                               ---------------  ---------------
Net income                                     $     1,513,960  $     1,241,007
			                                            ===============  ===============

Net income, basic and fully diluted, per share $           .17  $           .14
			                                            ===============  ===============
Weighted average number of shares outstanding        9,055,142        9,035,084

The accompanying notes are an integral part of the consolidated and combined financial statements.


AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)



                                                                               For the Six Months Ended June 30, 1998
                                                                       ------------------------------------------------------

                                                           Company
                                                       For the Six                            Company and
                                                       Months Ended            Company        Predecessor
                                                      June 30, 1999      From April 10     Through Apr. 9                Total
                                                    ---------------    ---------------     ---------------     ---------------
Mortgage securities income                          $    10,588,175    $     1,398,141     $       613,793     $     2,011,934
Corporate securities income                                 270,715               -                   -                   -
Dividend income                                             177,818               -                   -                   -
Interest income on temporary cash investments               136,994            184,622             148,799             333,421
                                                    ---------------     ---------------     ---------------   ---------------
Total interest income                                    11,173,702          1,582,763             762,592           2,345,355
Interest expense on borrowed funds                        7,461,847            437,490                -                437,490
                                                    ---------------     ---------------     ---------------   ----------------
Net interest income                                       3,711,855          1,145,273             762,592           1,907,865
                                                    ---------------     ---------------     ---------------   ----------------
Income from other investments                               248,822            213,439             145,167             358,606
Gain on sale of investments                                  54,994            414,710                -                414,710
                                                    ---------------     ---------------     ---------------   ----------------
                                                            303,816            628,149             145,167             773,316
                                                    ---------------     ---------------     ---------------   ----------------
General and administrative expenses                       1,244,593            540,392             421,293             961,685
Minority interest                                             4,720             (7,977)               -                 (7,977)
                                                    ---------------     ---------------     ---------------   ----------------
                                                          1,249,313            532,415             421,293             953,708
                                                    ---------------     ---------------     ---------------   ----------------
Net income                                          $     2,766,358     $    1,241,007      $      486,466      $    1,727,473
			                                                 ===============     ===============     ===============   ================
Net income allocated to:
 General Partner                                                                            $        3,931
 BUC Holders                                                                                       482,535
                                                                                            --------------
                                                                                            $      486,466
			                                                                                         ===============
Net income, basic and fully diluted, per share      $          .31      $          .014     $          N/A
			                                                 ===============     ===============     ===============
Net income, basic and fully diluted, per unit       $           N/A     $           N/A     $          .08
			                                                 ===============     ===============     ===============


Weighted average number of shares outstanding             9,055,142           9,035,084                 N/A
Weighted average number of units outstanding                    N/A                 N/A           5,775,797


The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)

                                                                            Stockholders' Equity
                                            ---------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                                                                           Other
                                                   Common Stock			          Paid-in      Retained	 Comprehensive
                                            # of Shares	       Amount	      Capital	     Earnings	        Income	       Total
                                            ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1998                  9,055,142   $     90,551  $76,203,009    $(4,302,981) $(1,057,822)  $ 70,932,757

Comprehensive income:
 Net income              	                         -             -             -         2,766,358         -         2,766,358
	Net unrealized holding gains (losses)
   arising during the period                       -             -             -             -       (1,548,616)    (1,548,616)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Comprehensive income                               -             -             -         2,766,358   (1,548,616)     1,217,742
Dividends paid or accrued                          -             -             -        (3,579,005)        -        (3,579,005)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance at June 30, 1999    	                 9,055,142 	 $    90,551 		$76,203,009  $  (5,115,628) $(2,606,438) 	$ 68,571,494
                                            ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the Six Months Ended June 30, 1998
                                                                        -------------------------------------------------------
                                                             Company
                                                         For the Six
                                                        Months Ended            Company         Predecessor
                                                       June 30, 1999       From Apr. 10     Through Apr. 10              Total
                                                    ----------------    ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                         $     2,766,358     $     1,241,007      $      486,466     $    1,727,473
  Net cash provided by (used in)
  operating activities:
   Amortization                                             792,429             101,987              (1,959)           100,028
   Minority interest                                          4,720                -                   -                  -
   Gain on sale of other investments                        (54,994)           (414,710)               -              (414,710)
   (Increase) decrease in accrued interest receivable      (892,579)           (545,660)              8,302           (537,358)
   (Increase) decrease in other assets                   (1,255,642)           (110,515)              6,241           (104,274)
   Increase in accrued interest payable                     667,389             341,641                -               341,641
   Increase (decrease) in accounts payable                  363,765          (1,684,858)            565,608         (1,119,250)
                                                     ---------------     ---------------    ---------------     ---------------
 Net cash provided by (used in) operating activities      2,391,446          (1,071,108)          1,064,658             (6,450)
                                                     ---------------     ---------------    ---------------     ---------------
Cash flows from investing activities
 Principal payments on mortgage securities               49,725,446           2,650,449             867,630          3,518,079
 Sale of preferred stock                                  1,070,972                -                   -                  -
 Decrease in other investments                               34,730                -                 42,869             42,869
 Purchases of mortgage securities                      (225,430,664)       (102,631,993)               -          (102,631,993)
 Purchases of corporate securities                       (1,049,000)               -                   -                  -
 Purchases of preferred stock                            (1,351,830)               -                   -                  -
 Proceeds from sale of other investments                       -              1,290,000                -             1,290,000
 Merger transaction costs paid                                 -                   -               (729,509)          (729,509)
 Net cash from Merger                                          -              5,070,552                -             5,070,552
                                                     ---------------     ---------------     ---------------    ---------------
 Net cash provided by (used in) investing activities   (177,000,346)        (93,620,992)            180,990        (93,440,002)
                                                     ---------------     ---------------     ---------------    ---------------
Cash flows from financing activities
 Net borrowings from reverse repurchase agreements      180,418,806          99,117,208                -            99,117,208
 Dividends and distributions paid                        (4,871,307)           (775,546)         (1,535,007)        (2,310,553)
                                                     ---------------     ---------------     ---------------    ---------------
 Net cash provided by (used in) financing activities    175,547,499          98,341,662          (1,535,007)        96,806,655
                                                     ---------------     ---------------     ---------------    ---------------
Net increase (decrease) in cash and cash equivalents        938,599           3,649,562            (289,359)         3,360,203
Cash and temporary cash investments at beginning
 of period                 	                              6,045,956          10,136,822          10,426,181         10,426,181
                                                     ----------------   ---------------     ---------------    ----------------
Cash and temporary cash investments at end of period $    6,984,555     $    13,786,384     $    10,136,822    $    13,786,384
			                                                  ================   ===============     ===============    ================
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest            $    6,794,458     $       562,050     $          -       $       562,050
                                                     ================   ===============     ===============    ================
Supplemental disclosure on non-cash investing activities:
  The following assets and liabilities were assumed by the Company in conjunction with the Merger and issuance of common stock (see Note 1):

   Mortgage securities                                                  $         -         $  20,420,336      $   20,420,336
   Accrued interest receivable                                                    -               142,545             142,545
   Other investments                                                              -               175,369             175,369
   Accounts payable                                                               -               712,888             712,888
   Distributions payable                                                          -               265,545             265,545

  Goodwill of $150,000 and $7,507,902 was recorded by the Company in 1999 and 1998 as a result of the Merger.

The accompanying notes are an integral part of the consolidated and combined financial statements.


AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

2.  Summary of Significant Accounting Policies

A)  Method of Accounting

    The accompanying 1999 consolidated financial statements include the
				accounts of the Company and its subsidiaries, Pension Fund and America
			 First Capital Associates Limited Partnership Six (the general partner of
			 Pension Fund). All significant intercompany transactions and accounts have
			 been eliminated in consolidation.  In addition, as more fully discussed in
			 Note 5, the Company has an investment in a corporation and investments in
				five real estate limited partnerships, none of which are controlled by the
			 Company.  These investments are accounted for under the equity method.
		  Neither the corporation nor the real estate limited partnerships are
			 consolidated for income tax purposes.

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

    Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective yield method based on, among other things, anticipated estimated prepayments. Such calculations are periodically adjusted for actual prepayment activity.

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
			 assets.  As of June 30, 1999, approximately 84% of the Company's
			 investment portfolio consisted of mortgage securities insured or
			 guaranteed by the U.S. government or an agency thereof. At June 30, 1999,
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

    As more fully discussed in Note 7, options to purchase 520,000 shares of common stock were issued during the three months ended June 30, 1998.
				Because the average stock price during the quarter during which such
				options were issued was less than the exercise price, exercise of such
			 options under the treasury stock method would be anti-dilutive.
				Accordingly, these potentially dilutive securities were not considered in
			 fully diluted earnings per share and, as a result, basic and fully diluted
			 net income per share are the same for the three and six months ended June
				30, 1999.  With regard to the Predecessor, no options were issued. As such,
			 basic and diluted net	income per Unit of the Predecessor were the same for
			 the three and six months ended June 30, 1998, as no dilutive equivalent
			 units existed.

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
    Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
    Comprehensive income for the Company and the Predecessor includes net
				income and the change in net unrealized holding gains (losses) on
				investments.  Comprehensive income for the three and six months ended June
				30, 1999 and 1998 was as follows:

                                                           Company             Company
                                                     For the Three       For the Three
                                                      Months Ended        Months Ended
                                                     June 30, 1999       June 30, 1998
                                                        (Unaudited)         (Unaudited)
                                                    ---------------     ---------------
Net income                                          $    1,513,960      $    1,241,007
 Change in classification of mortgage securities
  from held-to-maturity to available-for-sale                 -               (704,828)
Change in net unrealized holding gains (losses)         (2,351,261)            146,347
                                                    ---------------     ---------------
Comprehensive income                                $     (837,301)     $      682,526
                                                    ===============     ===============

                                   					                                          For the Six Months Ended June 30, 1998
                                                                        -------------------------------------------------------
                                                           Company
                                                       For the Six
                                                      Months Ended              Company        Predecessor
                                                     June 30, 1999        From April 10    Through April 9               Total
                                                       (Unaudited)          (Unaudited)         (Unaudited)         (Unaudited)
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $    2,766,358      $    1,241,007      $      486,466      $    1,727,473
 Change in classification of mortgage securities
  from held-to-maturity to available-for-sale                 -               (704,828)               -               (704,828)
Change in net unrealized holding gains (losses)         (1,548,616)            146,347             (21,335)            125,012
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $    1,217,742      $      682,526      $      465,131      $    1,147,657
                                                    ===============     ===============     ===============     ===============


H)  Reclassifications
				Certain prior period amounts have been reclassified to conform with the
				current period classification.

3.  Mortgage Securities

The following table presents the Company's mortgage securities as of June 30, 1999, and December 31, 1998.

                                              June 30, 1999
                                                (Unaudited)     December 31, 1998
                                          -----------------     -----------------
GNMA Certificates                         $				 	51,506,206					$      59,452,502
FNMA Certificates                     			       286,864,488  									159,686,597
FHLMC Certificates                               16,637,577												22,756,363
Commercial mortgage securities                   17,131,000                 -
Private label CMOs                               43,079,938                 -
                                           -----------------     -----------------
																						                    $     415,219,209     $     241,895,462
                                           =================     =================

At June 30, 1999, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $372,218,608 and fixed-rate mortgage securities with a carrying value of $43,000,601. At December 31, 1998, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $194,542,316 and fixed-rate mortgage securities with a carrying value of $47,353,146.

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

The private label CMOs (collateralized mortgage obligations) are rated AAA by Standard and Poor's.

At June 30, 1999, and December 31, 1998, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities as of June 30, 1999 and December 31, 1998 respectively:

                                           June 30, 1999
                                             (Unaudited)           Dec. 31, 1998
                                      ------------------      ------------------
Amortized cost                        $     418,199,834       $      242,142,861
Gross unrealized gains                        1,661,108                1,177,638
Gross unrealized losses                      (4,641,733)              (1,425,037)
                                      ------------------      ------------------
Fair value			                 					   $     415,219,209       $      241,895,462
                              					   ==================      ==================

As of June 30, 1999, the Company had a commitment to purchase one mortgage security with a current face value totaling approximately $7.4 million.

4.  Corporate Securities

Corporate securities are classified as held-to-maturity. At June 30, 1999, and December 31, 1998, the total amortized cost, gross unrealized gains and fair value of the corporate securities were $5,740,933, $352,067, and $6,093,000 and $4,673,127, $273,123 and $4,946,250, respectively.

5.  Other Investments
Other investments consisted of the following as of June 30, 1999 and December 31, 1998:

                                                                 June 30, 1999
							                                                            (Unaudited)     Dec. 31, 1998
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $     332,246      $     349,076
Investment in and advances to real estate limited partnerships		      830,365            848,265
                                                                 -------------     -------------
Total                                                           $   1,162,611      $   1,197,341
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

Investments in and advances to real estate limited partnerships consist of investments in or advances made to five limited partnerships which own the properties underlying certain mortgage securities owned by the Company. These investments are not insured or guaranteed but rather are collateralized by the value of the real estate underlying the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support.

6.  Repurchase Agreements

As of June 30, 1999, the Company had outstanding balances of $370,668,890 under 31 repurchase agreements with a weighted average borrowing rate of 4.97% and a weighted average remaining maturity of 2.8 months. As of June 30, 1999, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1998, the Company had outstanding balances of $190,250,084 under 13 repurchase agreements with a weighted average borrowing rate of 5.04%.

At June 30, 1999, the repurchase agreements had the following remaining maturities:

Within 30 days		              $  95,173,252
30 to 90 days		                 173,533,638
90 days to one year             101,962,000
                              -------------
                              $ 370,668,890
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities with a principal balance of approximately $380.1 million and bear interest at rates that are LIBOR based.

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

During the three months ended June 30, 1998, there were 500,000 ISOs granted to buy common shares at an exercise price of $9.375 per share. In addition, there were 20,000 NQSOs issued at an exercise price of $9.375 per share.
Prior to this grant, no other options were outstanding and no additional options were granted through June 30, 1999. At June 30, 1999 and December 31, 1998, respectively, 10,000 and 5,000 NQSOs were vested and exercisable. At June 30, 1999 and December 31, 1998, respectively, 250,000 and 125,000 ISOs were vested and exercisable. As of June 30, 1999, no options had been exercised.

In addition to options, 500,000 and 20,000 DERs were granted on the ISOs and NQSOs, respectively, during the three months ended June 30, 1998, based on the provisions of the Plan. DERs vest on the same basis as the options and payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three and six months ended June 30, 1999, respectively, the Company recorded a $31,250 and $47,500 charge to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and a $1,250 and $1,900 charge to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method and a periodic charge will be recognized based on the vesting schedule. The charge of options which vested at date of grant were included as capitalized transaction costs in connection with the Merger. Management estimated the value of the ISOs at the date of grant to be approximately $1.88 per share using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 25% volatility rate and a risk-free rate of 5.5% and a dividend yield of 0% (because of the DERs). During the three and six months ended June 30, 1999, respectively, as part of operations, the Company reflected an earnings charge of approximately $58,899 and $117,798, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
The Company declared the following distributions through June 30, 1999:

Declaration Date		  	Record Date			  Payment Date				Amount per share
----------------   --------------   --------------  ------------------
March 24, 1999				 April 5, 1999    May 17, 1999         $.265
June 14, 1999      June 30, 1999    August 17, 1999       .125

For tax purposes, the distribution of $.265 per share declared on December 15, 1998, but payable on February 19, 1999, will be treated as a 1999 distribution for shareholders and partially taxable in 1999. Cash distributions paid by the Company during the year consist in part of a dividend paid from earnings and in part of a return of capital.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the three and six months ended June 30, 1999, the Advisor earned a base management fee of $192,964 and $382,786, respectively, and incentive compensation of approximately $89,689 and $134,607, respectively. Subsequent to the Merger Date and through June 30, 1998, the Advisor earned a base management fee of $181,376 and incentive compensation of approximately $8,400.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 4.5% to 5% of gross revenues. Such fees paid by the Company for the three and six months ended June 30, 1999, amounted to $82,082 and $167,445, respectively. Such fees paid by the Company subsequent to the Merger Date and through June 30, 1998, amounted to $70,583 and such fees paid by the Predecessor in 1998 for periods prior to the Merger Date amounted to $71,125.

Prior to the Merger Date, the general partner of the Predecessor (AFCA 3) was entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Predecessor to be paid by the Predecessor to the extent such amount is not paid by property owners. Prior to the Merger Date, AFCA 3 earned administrative fees of $53,617 in 1998 of which $38,659 was paid by the Predecessor and the remainder was paid by owners of real estate properties financed by the Predecessor.

Prior to the Merger Date, substantially all of Predecessor's general and administrative expenses and certain costs capitalized by the Predecessor were paid by AFCA 3 or an affiliate and reimbursed by the Predecessor. Prior to the Merger Date, the amount of such expenses reimbursed to AFCA 3 or an affiliate was $165,439. The capitalized costs consist of transaction costs incurred in conjunction with the merger described in Note 1.

9.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger as if the Merger had been completed on January 1, 1998.

Pro Forma Statement of Operations

                                                       For the Six
                                                      Months Ended
                                                     June 30, 1998
                                                    ---------------
Mortgage securities income                          $    2,513,828
Interest income on temporary cash investments              432,155
                                                    ---------------
Total interest income                                    2,945,983
Interest expense on borrowed funds                         437,490
                                                    --------------
Net interest income                                      2,508,493
                                                    --------------
Income from other investments                              415,101
Gain on sale of investments                                414,710
                                                    --------------
                                                           829,811
                                                    --------------
General and administrative expenses (1)                  1,322,326
Minority interest                                           (7,977)
                                                    ---------------
                                                         1,314,349
                                                    --------------
Net income                                          $    2,023,955
			                                                 ===============
Net income, basic and fully diluted, per share      $          .22
                                                    ===============
Weighted average number of shares outstanding            9,055,142

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

Concurrently with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through June 30, 1999, the Company purchased mortgage securities with a face value at the time of purchase of $455.3 million (mortgage securities with a face value of approximately $222.7 million were purchased during the six months ended June 30, 1999).

The Company has elected to become subject to tax as a real estate investment trust (REIT) under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, the Company committed to make distributions in the first year following the Merger of at least $1.06 per common share, to be paid in four equal quarterly installments, which is expected to significantly exceed taxable income. Accordingly, a portion of distributions received by shareholders in 1998 and 1999 consisted in part of a dividend paid from earnings and in part of a cash merger payment representing non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. For tax purposes, the dividend declared on December 15, 1998, and paid on February 19, 1999, was treated as a 1999 event for shareholders.

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

Income from other investments decreased $109,784 during the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Approximately $56,000 of such decrease is due to a decrease in the amount of income realized on the Company's investments in real estate limited partnerships and approximately $54,000 of such decrease is due to interest income recorded in 1998 on a participating loan which was paid off in May of 1998.

The Company recorded a gain of $55,994 on the sale of investments during the six months ended June 30, 1999 compared to a gain of $414,710 for the comparable period of 1998. The gain recorded for the six months ended June 30, 1998 was due primarily to the payoff of the Company's only participating loan in the amount of $385,000.

General and administrative expenses for the Company for the six months ended June 30, 1999 increased $282,908 as compared to that of the Predecessor and the Company for the six months ended June 30, 1998. This increase is primarily a result of the increased scope of operations resulting from the Merger and an increase of approximately $126,000 in incentive compensation payable to the Advisor for the six months ended June 30, 1999 compared to the same period in 1998.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Company that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by early in the final quarter of 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Company's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Company's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by early in the final quarter of 1999.

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

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 1999, the Company determined that it is in and has maintained compliance with this requirement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 5, 1999 for the purpose of electing two directors and ratifying the appointment of its auditors.

The following sets forth the results of the election of officers:

			NAME OF NOMINEE															FOR																	WITHHELD

			Michael B. Yanney												7,226,637  (80%)				157,978   (2%)

			Gregor Medinger														7,226,774  (80%)    147,841   (2%)

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was approved by the Stockholders with 7,258,567 votes FOR (80%), 64,583 votes AGAINST (1%), and 61,465 votes ABSTAINED OR BROKER NON-VOTES (1%).

Further information regarding these matters is contained in the Company's Proxy Statement dated April 5, 1999.

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

               5. Other Matters               No               April 26, 1999

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1999       AMERICA FIRST MORTGAGE INVESTMENTS, INC.

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