Form 10-Q
period 1999-09-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 1999-11-12
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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

                YES   X                  NO





The number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1999 was as follows:

Common Stock ($.01 par value)                      9,063,242 shares

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS


																																																																																				    Sept. 30, 1999
                                                                                           (Unaudited)       Dec. 31, 1998
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   430,129,178     $   241,895,462
 Investment in corporate securities (Note 4)                                                 8,009,908           4,673,127
 Investment in preferred stock                                                               2,376,575           1,153,800
 Cash and cash equivalents, at cost
  which approximates market value                                                           13,887,628           6,045,956
 Accrued interest receivable                                                                 2,736,389           1,540,576
 Other investments	(Note 5)                                                                  3,199,446           1,197,341
 Goodwill, net                                                                               7,372,535           7,361,338
 Other assets		                                                                                605,198             801,302
                                                                                       ---------------     ---------------
                                                                                       $   468,316,857     $   264,668,902
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                        $   395,744,226     $   190,250,084
 Accrued interest payable		                                                                    991,944             795,785
 Accounts payable		                                                                          1,157,769             212,085
 Dividends or distributions payable		                                                        1,370,834           2,413,803
 		                                                                                    ---------------     ---------------
                                                                                           399,264,773         193,671,757
       		                                                                              ---------------     ---------------
Minority interest in Pension Fund (Note 1)                                                      20,956              64,388

Stockholders' Equity
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
   9,063,242 issued and outstanding                                                             90,632              90,551
  Additional paid-in capital                                                                76,242,922          76,203,009
  Retained earnings                                                                         (3,248,649)         (4,302,981)
  Accumulated other comprehensive income                                                    (4,053,777)         (1,057,822)
                                                                                       ---------------     ---------------
                                                                                            69,031,128          70,932,757
                                                                                       ---------------     ---------------
                                                                                       $   468,316,857     $   264,668,902
                                                                                       ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)


                                                       Company          Company
                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                Sept. 30, 1999   Sept. 30, 1998
                                             -----------------  ---------------
Mortgage securities income                     $    6,512,407   $     3,028,621
Corporate securities income                           192,913            41,852
Dividend income                                        74,969              -
Interest income on temporary cash investments          88,551           150,555
                                               ---------------  ---------------
Total interest income                               6,868,840         3,221,028
Interest expense on borrowed funds                  4,988,735         2,035,282
                                               ---------------  ---------------
Net interest income                                 1,880,105         1,185,746
			                                            ---------------  ---------------
Income from other investments                       2,343,256           223,426
Gain on sale of investments                              -                  241
                                               ---------------  ---------------
                                                    2,343,256           223,667
                                               ---------------  ---------------
General and administrative expenses                 1,052,855           532,741
Minority interest                                        (327)           10,124
                                               ---------------  ---------------
                                                    1,052,528           542,865
                                               ---------------  ---------------
Net income                                     $    3,170,833   $       866,548
			                                            ===============  ===============

Net income, basic and fully diluted, per share $          .35   $           .10
			                                            ===============  ===============
Weighted average number of shares outstanding        9,057,842        9,035,084

The accompanying notes are an integral part of the consolidated and combined financial statements.


AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)



                                                                            For the Nine Months Ended September 30, 1998
                                                                       ------------------------------------------------------

                                                           Company
                                                       For the Nine                           Company and
                                                       Months Ended            Company        Predecessor
                                                     Sept. 30, 1999      From April 10     Through Apr. 9                Total
                                                    ---------------    ---------------     ---------------     ---------------
Mortgage securities income                          $    17,100,582    $     4,426,762     $       613,793     $     5,040,555
Corporate securities income                                 463,628             41,852                -                 41,852
Dividend income                                             252,787               -                   -                   -
Interest income on temporary cash investments               225,545            335,177             148,799             483,976
                                                    ---------------     ---------------     ---------------    ---------------
Total interest income                                    18,042,542          4,803,791             762,592           5,566,383
Interest expense on borrowed funds                       12,450,582          2,472,772                -              2,472,772
                                                    ---------------     ---------------     ---------------   ----------------
Net interest income                                       5,591,960          2,331,019             762,592           3,093,611
                                                    ---------------     ---------------     ---------------   ----------------
Income from other investments                             2,592,078            436,865             145,167             582,032
Gain on sale of investments                                  54,994            414,951                -                414,951
                                                    ---------------     ---------------     ---------------   ----------------
                                                          2,647,072            851,816             145,167             996,983
                                                    ---------------     ---------------     ---------------   ----------------
General and administrative expenses                       2,297,448          1,073,133             421,293           1,494,426
Minority interest                                             4,393              2,147                -                  2,147
                                                    ---------------     ---------------     ---------------   ----------------
                                                          2,301,841          1,075,280             421,293           1,496,573
                                                    ---------------     ---------------     ---------------   ----------------
Net income                                          $     5,937,191     $    2,107,555      $      486,466      $    2,594,021
			                                                 ===============     ===============     ===============   ================
Net income allocated to:
 General Partner                                                                            $        3,931
 BUC Holders                                                                                       482,535
                                                                                            --------------
                                                                                            $      486,466
			                                                                                         ===============
Net income, basic and fully diluted, per share      $           .66     $           .23     $          N/A
			                                                 ===============     ===============     ===============
Net income, basic and fully diluted, per unit       $           N/A     $           N/A     $          .08
			                                                 ===============     ===============     ===============


Weighted average number of shares outstanding             9,056,042           9,035,084                 N/A
Weighted average number of units outstanding                    N/A                 N/A           5,775,797


The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                                            Stockholders' Equity
                                            ---------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                                                                           Other
                                                   Common Stock			          Paid-in      Retained	 Comprehensive
                                            # of Shares	       Amount	      Capital	     Earnings	        Income	       Total
                                            ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1998                  9,055,142   $     90,551  $76,203,009    $(4,302,981) $(1,057,822)  $ 70,932,757

Comprehensive income:
 Net income              	                         -             -             -         5,937,191         -         5,937,191
	Net unrealized holding losses
   arising during the period                       -             -             -             -      (2,995,955)     (2,995,955)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Comprehensive income                               -             -             -         5,937,191  (2,995,955)      2,941,236
Dividends paid or accrued                          -             -             -        (4,882,859)       -         (4,882,859)
Common stock issued                                8,100            81        39,913          -           -             39,994
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance at September 30, 1999    	             9,063,242  $     90,632 		$76,242,922  $ (3,248,649) $(4,053,777)  $ 69,031,128
                                            ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              For the Nine Months Ended September 30, 1998
                                                                        -------------------------------------------------------
                                                             Company
                                                        For the Nine
                                                        Months Ended            Company         Predecessor
                                                      Sept. 30, 1999       From Apr. 10     Through Apr. 10              Total
                                                    ----------------    ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                         $     5,937,191     $     2,107,555      $      486,466     $    2,594,021
  Net cash provided by (used in)
  operating activities:
   Amortization                                           1,152,397            (111,895)             (1,959)          (113,854)
   Minority interest                                          4,393                -                   -                  -
   Other                                                     43,298                -                   -                  -
   Gain on sale of other investments                        (54,994)           (414,951)               -              (414,951)
   (Increase) decrease in accrued interest receivable    (1,195,814)         (1,082,014)              8,302         (1,073,712)
   (Increase) decrease in other assets                      166,336           1,076,062               6,241          1,082,303
   Increase in accrued interest payable                     795,683           1,029,611                -             1,029,611
   Increase (decrease) in accounts payable                  196,159          (1,716,885)            565,608         (1,151,277)
                                                     ---------------     ---------------    ---------------     ---------------
 Net cash provided by operating activities                7,044,649             887,483           1,064,658          1,952,141
                                                     ---------------     ---------------    ---------------     ---------------
Cash flows from investing activities
 Principal payments on mortgage securities               83,007,057          21,895,194             867,630         22,762,824
 Sale of preferred stock                                  1,127,500                -                   -                  -
 Decrease (increase) in other investments                (2,124,699)            (61,154)             42,869            (18,285)
 Purchases of mortgage securities                      (274,957,850)       (170,976,856)               -          (170,976,856)
 Purchases of corporate securities                       (3,307,750)         (4,662,500)               -            (4,662,500)
 Purchases of preferred stock                            (2,403,055)               -                   -                  -
 Proceeds from sale of other investments                       -              1,290,000                -             1,290,000
 Merger transaction costs paid                                 -                   -               (729,509)          (729,509)
 Net cash from Merger                                          -              4,820,481                -             4,820,481
                                                     ---------------     ---------------     ---------------    ---------------
 Net cash provided by (used in) investing activities   (198,658,797)       (147,694,835)            180,990       (147,513,845)
                                                     ---------------     ---------------     ---------------    ---------------
Cash flows from financing activities
 Net borrowings from reverse repurchase agreements      205,494,142         147,587,842                -           147,587,842
 Dividends and distributions paid                        (6,038,321)         (3,182,343)         (1,535,007)        (4,717,350)
                                                     ---------------     ---------------     ---------------    ---------------
 Net cash provided by (used in) financing activities    199,455,821         144,405,499          (1,535,007)       142,870,492
                                                     ---------------     ---------------     ---------------    ---------------
Net increase (decrease) in cash and cash equivalents      7,841,673          (2,401,853)           (289,359)        (2,691,212)
Cash and temporary cash investments at beginning
 of period                 	                              6,045,955          10,136,822          10,426,181         10,426,181
                                                     ----------------   ---------------     ---------------    ----------------
Cash and temporary cash investments at end of period $   13,887,628     $     7,734,969     $    10,136,822    $     7,734,969
			                                                  ================   ===============     ===============    ================
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest            $   12,254,423     $       562,050     $          -       $       562,050
                                                     ================   ===============     ===============    ================
Supplemental disclosure on non-cash investing activities:
  The following assets and liabilities were assumed by the Company in conjunction with the Merger and issuance of common stock (see Note 1):

   Mortgage securities                                                  $         -         $  20,420,336      $   20,420,336
   Accrued interest receivable                                                    -               142,545             142,545
   Other investments                                                              -               175,369             175,369
   Accounts payable                                                               -               712,888             712,888
   Distributions payable                                                          -               265,545             265,545

  Goodwill of $150,000 and $7,507,902 was recorded by the Company in 1999 and 1998 as a result of the Merger.

The accompanying notes are an integral part of the consolidated and combined financial statements.


AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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
			 assets.  As of September 30, 1999, approximately 86% of the Company's
			 investment portfolio consisted of mortgage securities insured or
			 guaranteed by the U.S. government or an agency thereof. At September
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

    As more fully discussed in Note 7, options to purchase 520,000 and 300,000
				shares of common stock were issued April 9, 1998 and August 13, 1999,
				respectively.	Because the average stock price during the quarter during
			 which such options were issued was less than the exercise price, exercise
			 of such options under the treasury stock method would be anti-dilutive.
				Accordingly, these potentially dilutive securities were not considered in
			 fully diluted earnings per share and, as a result, basic and fully diluted
			 net income per share are the same for the three and nine months ended
			 September 30, 1999.  With regard to the Predecessor, no options were
				issued. As such, basic and diluted net	income per Unit of the Predecessor
			 were the same for the three and nine months ended September 30, 1998, as
				no dilutive equivalent units existed.

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
    Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
    Comprehensive income for the Company and the Predecessor includes net
				income and the change in net unrealized holding gains (losses) on
				investments.  Comprehensive income for the three and nine months ended
				September 30, 1999 and 1998 was as follows:

                                                           Company             Company
                                                     For the Three       For the Three
                                                      Months Ended        Months Ended
                                                    Sept. 30, 1999      Sept. 30, 1998
                                                        (Unaudited)         (Unaudited)
                                                    ---------------     ---------------
Net income                                          $    3,170,833      $      866,548
Change in net unrealized holding losses                 (1,447,339)           (987,160)
                                                    ---------------     ---------------
Comprehensive income                                $    1,723,494      $     (120,612)
                                                    ===============     ===============

                                   					                                      For the Nine Months Ended September 30, 1998
                                                                        -------------------------------------------------------
                                                           Company
                                                      For the Nine
                                                      Months Ended              Company        Predecessor
                                                    Sept. 30, 1999        From April 10    Through April 9               Total
                                                       (Unaudited)          (Unaudited)         (Unaudited)         (Unaudited)
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $    5,937,191      $    2,107,555      $      486,466      $    2,594,021
 Change in classification of mortgage securities
  from held-to-maturity to available-for-sale                 -               (704,828)               -               (704,828)
Change in net unrealized holding losses                 (2,995,955)           (840,713)            (21,335)           (862,048)
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $    2,941,236      $      562,014      $      465,131      $    1,027,145
                                                    ===============     ===============     ===============     ===============


H)  Reclassifications
				Certain prior period amounts have been reclassified to conform with the
				current period classification.

3.  Mortgage Securities

The following table presents the Company's mortgage securities as of September 30, 1999, and December 31, 1998.

                                             Sept. 30, 1999
                                                (Unaudited)     December 31, 1998
                                          -----------------     -----------------
FNMA Certificates                     			 $    310,288,825   			$	 			159,686,597
GNMA Certificates                          				 45,291,983  				       59,452,502
FHLMC Certificates                              14,557,311  											22,756,363
Commercial mortgage-backed securities           17,131,000                  -
Private label CMOs                              42,860,059                  -
                                           -----------------     -----------------
																						                    $    430,129,178      $     241,895,462
                                           =================     =================

At September 30, 1999, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $397,389,579 and fixed-rate mortgage securities with a carrying value of $32,739,599.
At December 31, 1998, mortgage securities consisted of pools of adjustable-rate mortgage securities with a carrying value of $194,542,316 and fixed-rate mortgage securities with a carrying value of $47,353,146.

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

The commercial mortgage-backed securities are rated AA or A by Standard and Poor's.

The private label CMOs (collateralized mortgage obligations) are rated AAA by Standard and Poor's.

At September 30, 1999, and December 31, 1998, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities as of September 30, 1999 and December 31, 1998 respectively:

                                          Sept. 30, 1999
                                             (Unaudited)           Dec. 31, 1998
                                      ------------------      ------------------
Amortized cost                        $     434,145,675       $      242,142,861
Gross unrealized gains                        1,063,744               1,177,638
Gross unrealized losses                      (5,080,241)              (1,425,037)
                                      ------------------      ------------------
Fair value			                 					   $     430,129,178       $      241,895,462
                              					   ==================      ==================

As of September 30, 1999, the Company had commitments to purchase six mortgage securities with current face values totaling approximately $34.1 million. At December 31, 1998, the Company had commitments to purchase two mortgage securities with current face values totaling approximately $16.6 million.

4.  Corporate Securities

Corporate securities are classified as held-to-maturity. At September 30, 1999, the total amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate securities were $8,009,908, $10,240, ($233,524), and $7,786,624. At December 31, 1998, the total amortized cost, gross unrealized gains and fair value of the corporate securities were $4,673,127, $273,123 and $4,946,250, respectively.

5.  Other Investments

Other investments consisted of the following as of September 30, 1999 and December 31, 1998:

                                                                Sept. 30, 1999
							                                                            (Unaudited)     Dec. 31, 1998
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $   2,369,081      $     349,076
Investment in and advances to real estate limited partnerships		      830,365            848,265
                                                                 -------------     -------------
Total                                                           $   3,199,446      $   1,197,341
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. RCC owned limited partnership interests in five real estate limited partnerships which operate assisted living centers. The Company accounts for its investment in RCC on the equity method.

During the quarter ended September 30, 1999, four of the real estate limited partnerships were liquidated with RCC receiving an undivided interest in its net assets of each such limited partnership. RCC then sold its undivided interests in the net assets of such limited partnerships. On a consolidated basis, such sale contributed approximately $1.7 million, net of incentive fee (see Note 8), to the Company's net income for the quarter.

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

6.  Repurchase Agreements

As of September 30, 1999, the Company had outstanding balances of $395,744,226 under 34 repurchase agreements with a weighted average borrowing rate of 5.23% and a weighted average remaining maturity of 1.4 months. As of September 30, 1999, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1998, the Company had outstanding balances of $190,250,084 under 13 repurchase agreements with a weighted average borrowing rate of 5.04%.

At September 30, 1999, the repurchase agreements had the following remaining maturities:

Within 30 days		              $ 279,295,226
30 to 90 days		                  53,038,000
90 days to one year              63,411,000
                              -------------
                              $ 395,744,226
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities with a principal balance of approximately $409 million and bear interest at rates that are LIBOR based.

As discussed in Note 10, as of November 12, 1999, approximately 80% of the Company's repurchase agreements had maturity dates beyond January 15, 2000, due to refinancings completed prior to November 12, 1999.

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

On April 9, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. At September 30, 1999 and December 31, 1998, respectively, 325,000 and 125,000 ISOs were vested and exercisable. At September 30, 1999 and December 31, 1998, respectively, 10,000 and 5,000 NQSOs were vested and exercisable. As of September 30, 1999, no options had been exercised.

In addition to the options granted on April 9, 1998, 500,000 and 20,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs vest on the same basis as the options and payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three and nine months ended September 30, 1999, respectively, the Company recorded a $35,000 and $82,500 charge to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and a $1,400 and $3,300 charge to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge will be recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). During the nine months ended September 30, 1999, as part of operations, the Company reflected an earnings charge of approximately $117,798, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
The Company declared the following distributions through September 30, 1999:

Declaration Date		      	Record Date			      Payment Date		 		Amount per share
----------------         -----------         ------------     ----------------
March 24, 1999				      April 5, 1999        May 17, 1999                $.265
June 14, 1999           June 30, 1999        August 17, 1999              .125
September 21, 1999      September 30, 1999   November 17, 1999            .140

For tax purposes, the distribution of $.265 per share declared on December 15, 1998, but payable on February 19, 1999, will be treated as a 1999 distribution for shareholders and partially taxable in 1999. Cash distributions paid by the Company during the year consist in part of a dividend paid from earnings and in part of a return of capital.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the three and nine months ended September 30, 1999, the Advisor earned a base management fee of $190,760 and $573,546, respectively, and incentive compensation of $498,543 and $633,150, respectively. Approximately $435,000 of the incentive fee for the quarter and nine months ended September 30, 1999 was attributable to the sale of undivided interests in the net assets of four real estate limited partnerships as described in Note 5. Subsequent to the Merger Date and through September
30, 1998, the Advisor earned a base management fee of $386,126 and incentive compensation of approximately $2,807.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 4.5% to 5% of gross revenues. Such fees paid by the Company for the three and nine months ended September 30, 1999, amounted to $85,014 and $252,459, respectively. Such fees paid by the Company subsequent to the Merger Date and through September 30, 1998, amounted to $166,754 and such fees paid in 1998 by the three partnerships which merged (see Note 1) for periods prior to the Merger Date amounted to $83,017 (including $45,527 paid by the Predecessor).

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

Prior to the Merger Date, substantially all of Predecessor's general and administrative expenses and certain costs capitalized by the Predecessor were paid by AFCA 3 or an affiliate and reimbursed by the Predecessor. Prior to the Merger Date, the amount of such expenses reimbursed to AFCA 3 or an affiliate was $165,439. The capitalized costs consisted of transaction costs incurred in conjunction with the merger described in Note 1.

9.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger as if the Merger had been completed on January 1, 1998.

Pro Forma Statement of Operations

                                                      For the Nine
                                                      Months Ended
                                                    Sept. 30, 1998
                                                    --------------
Mortgage securities income                          $    5,667,004
Corporate securities income                                 41,852
Interest income on temporary cash investments              616,589
                                                    --------------
Total interest income                                    6,325,445
Interest expense on borrowed funds                       2,472,772
                                                    --------------
Net interest income                                      3,852,673
                                                    --------------
Income from other investments                              656,225
Gain on sale of investments                                414,951
                                                    --------------
                                                         1,071,176
                                                    --------------
General and administrative expenses (1)                  1,958,449
Minority interest                                            2,147
                                                    --------------
                                                         1,960,596
                                                    --------------
Net income                                          $    2,963,253
			                                                 ==============
Net income, basic and fully diluted, per share      $        0.33
                                                    ==============
Weighted average number of shares outstanding            9,055,142

(1) Excludes transaction costs of $364,924 incurred by Prep Fund 2 and Pension Fund.

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the period indicated, nor does it purport to represent the results of operations for future periods.

10.  Subsequent Events

To help mitigate any uncertainty with financial market turmoil associated with the Year 2000, prior to November 12, 1999, management opted to refinance a significant portion of its repurchase agreements with maturity dates beyond January 15, 2000. As a result of these refinancings, as of November 12, 1999, approximately 80% of the Company's repurchase agreements had maturity dates beyond January 15, 2000. In addition, prior to December 15, 1999, the Company currently plans to refinance its remaining repurchase agreements with maturity dates beyond January 15, 2000. The refinanced repurchase agreements generally have original terms of two to four months and interest rates that are approximately 60 basis points higher than the Company's September 30, 1999, weighted average interest rate on its repurchase agreements.

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

Concurrently with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through September 30, 1999, the Company purchased mortgage securities with a face value at the time of purchase of approximately $503.8 million (mortgage securities with a face value of approximately $271.2 million were purchased during the nine months ended September 30, 1999).

The Company has elected to become subject to tax as a real estate investment trust (REIT) under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, the Company made distributions through the first quarter of 1999 of $1.06 per common share. These distributions were paid in four equal quarterly installments and significantly exceeded taxable income.
Accordingly, a portion of distributions received by shareholders in 1998 and 1999 consisted in part of a dividend paid from earnings and in part of a cash merger payment representing non-taxable return of capital. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. For tax purposes, the dividend declared on December 15, 1998, and paid on February 19, 1999, was treated as a 1999 event for shareholders.

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

Since the Merger, the Company has primarily financed its mortgage investments through repurchase agreements totaling $395.7 million with a weighted average borrowing rate of 5.23% at September 30, 1999. The repurchase agreements have balances of between $537,000 and $74.3 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements. As discussed in
Note 10 to the financial statements, as of November 12, 1999, approximately 80% of the Company's repurchase agreements had maturity dates beyond January 15, 2000, due to refinancings completed prior to November 12, 1999. The repurchase agreements were refinanced to help mitigate any uncertainty with financial market turmoil associated with the Year 2000.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its new investment policy.

Results of Operations

Three Month Period Ended September 30, 1999 Compared to 1998

During the three months ended September 30, 1999, total interest income increased $3.6 million as compared to total interest income for the three months ended September 30, 1998. This increase is a result of the acquisition of additional mortgage investments in accordance with the Company's investment strategy.

The $3 million increase in interest expense on borrowed funds during the three months ended September 30, 1999 compared to the three months ended September 30, 1998, relates to interest expense on repurchase arrangements used to fund additional investments.

Income from other investments increased $2,119,830 during the three months ended September 30, 1999, compared to the three months ended September 30, 1998. Net of earnings (excluding the related incentive fee) recorded as a result of RCC's sale of its undivided interests in the net assets of four limited partnerships, income from other investments decreased approximately $143,000. This decrease is due to a reduction in the amount of income realized on the Company's investments in real estate limited partnerships.

General and administrative expenses for the three months ended September 30, 1999 increased $520,114 as compared to the three months ended September 30, 1998. This increase is a result of an increase of approximately $498,000 in incentive compensation payable to the Advisor of which $435,000 resulted from the RCC sale described above and $63,000 resulted from improved operations of the Company. Also contributing to the increase in general and administrative expenses is an overall increase of approximately $22,000 due to the increased scope of operations resulting from the Merger.

Nine Month Period Ended September 30, 1999 Compared to 1998

During the nine months ended September 30, 1999, total interest income for the Company increased $12.5 million as compared to total interest income of the Predecessor and the Company for the nine months ended September 30, 1998.
This increase is a result of the acquisition of additional mortgage investments during 1998 and 1999 as well as interest generated by mortgage investments acquired from Prep Fund 2 and Pension Fund in the Merger.

The $10 million increase in the Company's interest expense on borrowed funds during the nine months ended September 30, 1999 compared to that of the Predecessor and Company for the nine months ended September 30, 1998, relates to interest expense on repurchase arrangements used to fund additional mortgage investments.

The Company's income from other investments increased $2,010,046 during the nine months ended September 30, 1999, compared to that of the Predecessor and the Company for the nine months ended September 30, 1998. Net of earnings (excluding the related incentive fee) recorded by the Company as a result of RCC's sale of its undivided interests in the net assets of four real estate limited partnerships, income from other investments decreased approximately $253,000. Approximately $199,000 of such decrease is due to a reduction in the amount of income realized on the Company's investments in real estate limited partnerships and approximately $54,000 of such decrease is due to interest income recorded in 1998 on a participating loan which was paid off in May of 1998.

The Company recorded a gain of $54,994 on the sale of investments during the nine months ended September 30, 1999 compared to a gain of $414,951 for the comparable period of 1998. The gain recorded for the nine months ended September 30, 1998 was due primarily to the payoff of the Company's only participating loan in the amount of $385,000.

General and administrative expenses of the Company for the nine months ended September 30, 1999 increased $803,022 as compared to that of the Predecessor and the Company for the nine months ended September 30, 1998. This increase is a result of an increase of approximately $630,000 in incentive compensation payable to the Advisor of which $435,000 resulted from the RCC sale described above and $195,000 resulted from improved operations of the Company. Also contributing to the increase in general and administrative expenses is an overall increase of approximately $173,000 due to the increased scope of operations resulting from the Merger.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Company that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date. This process, along with any necessary remediation or plans for remediation, has been completed. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Company's business. America First reviewed its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Company's business activities. Based on this review, a need for significant modification or replacement of such "mission critical" systems was not identified.

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

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 1999, the Company determined that it is in and has maintained compliance with this requirement.

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

	             10.7  First Amendment to the 1997 Stock Option Plan of
																			 the Company.

														21.   Subsidiaries of the Registrant

														27.   Financial Data Schedule

           (b) Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K during the quarter for which this report is filed.

               Item Reported      Financial Statements Filed   Date of Report


               2. Acquisition or              No            September 1, 1999
                  Disposition of Assets

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 1999      AMERICA FIRST MORTGAGE INVESTMENTS, INC.

																														By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
																																	President and Chief Executive Officer

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer

                                 EXHIBIT 10.7

               FIRST AMENDMENT TO THE 1997 STOCK OPTION PLAN OF
                   AMERICA FIRST MORTGAGE INVESTMENTS, INC.

Pursuant to the action of the Board of Directors of America First Mortgage Investments, Inc. (the "Corporation") taken on August 9, 1999, Section 6 of the Corporation's 1997 Stock Option Plan (the "Plan") is hereby amended and restated in its entirety to read as follows:

6. STOCK. Subject to adjustments pursuant to Section 10, Options with respect to an aggregate of no more than 1,000,000 Shares may be granted under the Plan, nor may the number of Shares subject to Options outstanding at any time exceed 10% of the total outstanding shares of the Company's Common Stock. In no event may any Optionee receive Options for more than 100,000 Shares of Common Stock over the life of the Plan; provided, however, that this sentence shall not apply to Options granted prior to the first meeting of the Company's shareholders at which directors are to be elected that occurs after December 31, 1999, and such Options shall not be taken into account in determining whether the limitation of this sentence has been satisfied. Notwithstanding the foregoing provisions of this Section 6, Shares as to which an Option is granted under the Plan that remains unexercised at the expiration, forfeiture or other termination of such Option may be the subject of the grant of further Options. Shares of Common Stock issued hereunder may consist, in whole or in part, of authorized and unissued shares or treasury shares. The certificates for Shares issued hereunder may include any legend which the Committee deems appropriate to reflect any restrictions on transfer hereunder or under the Agreement, or as the Committee may otherwise deem appropriate.

All other provisions of the Plan shall remain as set forth in the Plan Agreement dated December 12, 1997.

The Corporation has caused this First Amendment to the Plan to be executed in the name and on behalf of the Corporation by an officer of the Corporation thereunto duly authorized.


Dated:  August 9, 1999                AMERICA FIRST MORTGAGE INVESTMENTS, INC.

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