Form 10-K405
period 1999-12-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2000-03-21
CIK 1055160

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the year ended December 31, 1999 or

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

     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant on March 10, 2000, based on the final sales price per share as reported in The Wall Street Journal on March 13, 2000, was $42,576,956.

The number of shares of the Registrant's common stock outstanding on March 10, 2000, was 8,917,842.

                     DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement relating to the Company's 2000 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  10

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  12
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  12
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . .  17
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . .  20
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  38

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .   38
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .   38
Item 12. Security Ownership of Certain Beneficial Owners and Management . .   38
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .   38

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .  38

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

PART I

Item 1.  Business.

                                  THE COMPANY

America First Mortgage Investments, Inc. (the "Company") is primarily engaged in the business of investing in mortgage-backed securities and mortgages. Its principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest income it earns on its investments and the costs of capital to finance its investments. The Company's business and investment strategy is discussed in more detail below.

The Company has elected to be taxed as a real estate investment trust (a "REIT"). One of the requirements of maintaining its status as a REIT is that the Company distribute at least 95% of its annual taxable net income to its stockholders, subject to certain adjustments. For additional information, one should refer to the information under "Certain Federal Income Tax Considerations," below.

The Company was incorporated in Maryland on July 24, 1997, and began business operations on April 10, 1998, when the Company consummated a merger transaction (the "Merger") with America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("PREP Fund 1" or the "Predecessor"), America First PREP Fund 2 Limited Partnership ("PREP Fund 2") and America First PREP Fund 2 Pension Series Limited Partnership ("Pension Fund") (collectively referred to as the "PREP Funds"). As a result of the Merger, PREP Fund 1 and PREP Fund 2 were merged into the Company and Pension Fund became a partnership subsidiary of the Company. Pension Fund was liquidated and dissolved in December, 1999, and, as a result, the Company acquired approximately 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the remaining holders of Pension Fund BUCs. The Company issued a total of 9,035,084 shares of its common stock to former partners of PREP Fund 1, PREP Fund 2 and Pension Fund. Upon completion of the Merger, the Company began implementing the investment strategy described below. The Company's investment strategy differs from that of the PREP Funds.

The Company is an externally managed REIT. As such it has no employees of its own. The Company has entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor"), which is a subsidiary of America First Companies L.L.C. ("America First"). Under the Advisory Agreement, the Advisor provides day-to-day management of the Company's operations. The executive officers of the Company are employees of America First and are officers of the Advisor. More information relating to the Company's management is discussed under "Executive Officers of the Company" in
Item 4 below and in the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders.

                          BUSINESS AND INVESTMENT STRATEGY

The Company is engaged in the business of investing in mortgages and mortgage-backed securities acquired in the secondary market from investment banks, savings and loans, banks and other mortgage banking institutions. The Company is not in the business of originating mortgage loans or providing other types of financing to the owners of real estate. While the Company has the authority to hold other types of investments, including those it inherited from the PREP Funds, its principal investment strategy is to acquire mortgages and mortgage-backed securities financed through the use of leverage. See "Financing Strategy," below. During the period from the consummation of the Merger through December 31, 1999, the Company purchased mortgage securities with a face value at the time of purchase of approximately $571.2 million (mortgage securities with a face value of approximately $338.7 million were purchased during the twelve months ended December 31, 1999).

The Company's investment policy requires that at least 70% of its investment portfolio consist of mortgage securities or mortgage loans that are either (i) insured or guaranteed as to principal and interest by an agency of the U.S. government, such as the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), (ii) rated in one of the two highest rating categories by either Standard & Poor's or Moody's, or (iii) considered to be of equivalent credit quality as determined by the Advisor and approved by the Company's investment committee. The remainder of the Company's assets may be either: (i) mortgage assets rated at least investment grade or considered to be of equivalent credit quality by the Advisor with approval from the Company's investment committee; (ii) direct investment (mezzanine or equity) in multifamily apartment properties; (iii) investments in limited partnerships, equities, real estate investment trusts or closed-end funds owning a portfolio of mortgage and/or real estate assets; or (iv) other corporate debt or equity securities or government fixed-income instruments that provide increased call protection relative to the Company's mortgage securities.

At December 31, 1999, approximately 79% of the Company's assets consisted of mortgage-backed securities insured or guaranteed by GNMA, FNMA or FHLMC ("Agency Certificates") backed by single-family mortgage loans. Remaining assets at that date consisted of equity interests in limited partnerships owning apartment properties, non-voting preferred stock in a corporation owning an interest in a retirement living facility and certain corporate debt and equity securities. The corporation which owns a retirement living facility is in the process of divesting itself of such facility and plans to structure a like-kind-exchange transaction in order to defer recognition of a gain on the sale. In addition, the Company is considering divesting itself of certain of these other assets and will use net proceeds from the sale of these assets to acquire additional assets which are consistent with its investment strategy.

The Company intends that at least 66% of its mortgage assets be adjustable-rate mortgages or mortgage-backed securities ("ARMs"). At December 31, 1999, approximately 93% of the Company's mortgage assets were ARMs. Included within the Company's ARMs portfolio are hybrid ARMs which have an interest rate that is fixed for an initial period of time, generally three to five years, which then converts to an adjustable rate for the balance of the term of the loan. Many ARMs are indexed to the one-year constant maturity treasury ("CMT") rate with interest rates that are reset annually. Other ARMs are indexed to the London Interbank Offered Rate ("LIBOR"), the six-month certificate of deposit rate, the six-month CMT rate or the 11th District Cost of Funds Index. ARMs that are indexed to the CMT are generally subject to a limitation on the amount of the annual interest rate change. This limit is usually 1% or 2% per year. Generally, all ARMS have lifetime limits on interest rate increases over the initial interest rate. In general, such lifetime interest rate caps do not exceed 600 basis points over the initial interest rate.

While the Company's principal investment strategy, as described above, is to acquire mortgages and mortgage-backed securities financed through the use of leverage, upon consummation of the Merger, the Company acquired all of the assets of the PREP Funds. The PREP Funds were in a different business from that of the Company. The PREP Funds were formed to provide construction and permanent financing for apartment complexes and retirement living facilities. The PREP Funds provided this financing by making equity investments as a limited partner in the limited partnerships that owned these apartment complexes and retirement living facilities and by making loans to such limited partnerships that were secured by first mortgages on these apartment complexes. In order to reduce the risk of these investments, each of the loans originated by the PREP Funds was made in the form of a mortgage-backed security that was insured or guaranteed as to principal and interest by an agency of the U.S. government, such as FHA or GNMA. In addition, the PREP Funds acquired mortgage-backed securities backed by pools of single-family mortgages that were insured or guaranteed by GNMA, FNMA or FHLMC.

                               FINANCING STRATEGY

The Company intends to finance the acquisition of additional mortgages and mortgage-backed securities by borrowing against its portfolio of mortgage assets and investing the proceeds of the borrowings in additional mortgage assets. The Company does not currently intend to publicly offer additional shares of its common stock or other debt or equity securities. When fully invested, the Company plans to maintain an equity-to-assets ratio of approximately 8% to 10%. The equity-to-assets ratio was approximately 13% as of December 31, 1999.

The Company's borrowings are financed primarily at short-term borrowing rates through the utilization of repurchase agreements. A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing under which the Company effectively pledges its mortgage assets as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral.

Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender's simultaneous agreement to resell the same securities back to the borrower at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. The Company will retain beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company will be required to repay the loan and concurrently will receive back its pledged collateral from the lender or will rollover such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of any existing pledged collateral declines. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the market value of its collateral.

Repurchase agreements tend to be short-term in nature. Should the providers of the repurchase agreements decide not to renew, the Company must either refinance these obligations prior to maturity or be in a position to retire the obligations. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets.

To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is single A or better as determined by both Standard and Poor's and Moody's, where applicable. If this minimum criterion is not met, then the Company will not enter into repurchase agreements with such counterparty without the specific approval of its Board of Directors. In the event an existing counterparty is downgraded below single A, the Company will seek Board approval before entering into additional repurchase agreements with such counterparty. In addition, once the Company is fully invested, it intends to enter into repurchase agreements with at least four lenders with a maximum exposure to each lender of three times the Company's shareholders' equity. As of December 31, 1999, the Company had repurchase agreements with nine lenders with a maximum exposure to any one lender of not more than 1.8 times the Company's shareholders' equity.

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

					The cost of the Company's borrowings under its repurchase agreements is
				 based on the prevailing short-term market rates that adjust over periods
				 of one to 12 months.  However, a substantial majority of the Company's
					mortgage assets have either fixed interest rates or interest rates that
				 reset only every six to 12 months.  At December 31, 1999, the repricing gap between the Company's assets and obligations was approximately 11 months.

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

					The cost of the Company's borrowings is generally based on LIBOR while
				 interest rates on its ARM portfolio are primarily based on one-year CMT
					rates.  Therefore, any increase in the LIBOR relative to the CMT rates
					will result in an increase in the Company's borrowing cost that is not
					matched by a corresponding increase in the interest earnings on its ARM
				 portfolio.

In any of these cases, increasing short-term interest rates may cause the Company's financing costs to increase faster than it is able to increase interest rates on its ARMs. As a result, the net interest margin earned by the Company will be reduced or eliminated during such periods. Accordingly, in a period of increasing interest rates, the Company could experience a decrease in net interest income or a net loss because the interest rates on borrowings could adjust faster than the interest rates on the Company's ARMs. Such a decrease in the Company's net interest income could negatively impact the level of dividend distributions made by the Company and reduce the market price of its common stock.

In order to mitigate its interest rate risks, the Company intends to have a substantial majority of its mortgage assets consist of ARMs rather than fixed rate mortgages. This allows the Company to increase its interest income during periods of rising interest rates. While the lag in its ability to reset interest rates on its ARMs portfolio relative to changes in the interest rates it pays on its liabilities and the annual and lifetime limitations on adjustments to interest rates on ARMs can negatively affect earnings over the short term, the ability to make interest rate adjustments on the ARMs does help mitigate this risk over a longer time period.

The Company's policy is to maintain an asset/borrowings repricing gap (as measured by the average time period to assets repricing, less the average time period to liability repricing) at less than 24 months when its leverage ratio is less than 5 to 1 and at less than 18 months when its leverage ratio is greater than 5 to 1. At December 31, 1999, the Company's leverage ratio equaled 7.76 to 1 and the repricing gap stood at approximately 11 months. For purposes of this analysis, equity assets and zero coupon Treasury securities and assets of comparable duration purchased as a hedge against prepayments are excluded from the calculation.

As discussed above, the relationship between LIBOR and the CMT can change over time. At December 31, 1999, the one-year LIBOR was 6.5% and the one-year CMT was 5.96%. However, as of December 31, 1999, the average interest rate on the Company's CMT based ARMs was 195 basis points over the CMT. Therefore, the LIBOR index would have to increase by approximately 65 basis points relative to the CMT in order to eliminate the positive spread between the yield on
these ARMs and the Company's cost of borrowing.   During 1999, the largest
differential between the one-year LIBOR and one-year CMT was 90 basis points and the average differential was 64 basis points.

Lifetime interest rate caps on ARMs could impact the earnings on the Company's assets. However, based on the assets available in the current market, such an impact should only occur if the one-month LIBOR rate increased to approximately 10%. This rate was 5.83% at December 31, 1999. Periodic caps could also have an impact on the earnings of the Company's assets. At December 31, 1999, approximately 44% of the Company's adjustable rate mortgages and 37% of the total assets had a 1% periodic cap. The impact of periodic caps, if any, would be slight since the weighted average coupon of these assets equals 7.51% (175 basis points greater than the one-year CMT.) The Company may attempt to partially offset the potential negative effect of lifetime and periodic maximum interest rates on its ARMs through the purchase of interest rate caps on its liabilities. An interest rate cap agreement is a contractual agreement whereby the Company pays a fee in exchange for the right to receive payments equal to the difference between a contractually specified interest rate and a periodically determined future interest rate times a specified principal, or notional amount. Such interest rate cap agreements are subject to the risk that the other party to the agreement will not be able to perform its obligations. Although the Company would seek to enter interest rate agreements only with financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks. As of December 31, 1999, the Company had not utilized this hedging strategy.

As a part of its hedging strategy, the Company may engage in limited amounts of the buying and selling of mortgage derivative securities or other derivative products including interest rate swap agreements, financial futures contracts and options. Although the Company and its Predecessor have not historically used such instruments, it is not precluded from doing so. In the future, management anticipates using such instruments only as hedges to manage interest rate risk. Management does not anticipate entering into derivatives for speculative or trading purposes. Any such strategies will be selected by the Advisor and approved by the Company's investment committee. While the Company may hedge certain risks associated with interest rate increases, no hedging strategy can insulate the Company completely from interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company's results of operations or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising or volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not appropriate for the Company, thereby affecting the Company's ability to mitigate interest rate risk. As of December 31, 1999, the Company had not entered into any interest rate hedging agreements.

PREPAYMENT RISKS

In general, the borrower under a mortgage loan may prepay the loan at any time without penalty or premium. Prepayments result when a homeowner sells his home or decides to either retire or refinance his existing mortgage loan. In addition, defaults and foreclosures have the same effect as a prepayment in that no future interest payments are earned on the mortgage. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. During 1999, prepayments generally slowed due to an increase in mortgage interest rates and a widening of the short-term and long-term interest rate spread.

Prepayments are the primary feature of mortgage-backed securities that distinguishes them from other types of bonds. While a certain percentage of the pool of mortgage loans underlying a mortgage-backed security are expected to prepay during a given period of time, the actual rate of prepayment can, and often does, vary significantly from the anticipated rate of prepayment. Accordingly, the Company incurs a risk that its mortgage assets will prepay at a more rapid pace than anticipated. The potential negative impact on the Company of prepayments is twofold. In the first instance, prepayments reduce the amount of the Company's interest earning assets. In addition, if the Company has paid more than par for a mortgage-backed security, the premium is amortized against earnings over the life of the security. Higher than expected prepayments lead to an increase in premium amortization, which reduces the Company's earnings.

One way the Company seeks to reduce its exposure to prepayment risk is to purchase mortgage assets trading closer to par and thus reduce the Company's earnings exposure resulting from amortization of premiums. In the current marketplace, ARM securities are trading at 96% to 104% of par depending on seasoning and the interest rate. The Company's current policy is to maintain the average purchase price of the Company's mortgage portfolio at less than 103.5% of par. The Company's weighted average purchase price for the mortgage assets it acquired in 1999 and 1998 were approximately 101.7% and 101.5% of par, respectively. Another way the Company seeks to address this risk is to use less leverage in less advantageous market environments. While this strategy may not maximize earnings potential in the short term, it should lead to more predictable earnings with less potential risk to capital.

The Company seeks to minimize prepayment risk through a number of other means, including structuring a diversified portfolio with a variety of prepayment characteristics. An additional natural hedge to prepayment risk is for the Company to maintain a position in direct investments (mezzanine or equity) in multifamily properties collateralizing mortgage loans owned by the Company. These assets do not face prepayment risk and should increase in value in a declining interest rate environment where prepayments would have the largest negative impact. Another potential hedge for the Company is to hold zero coupon Treasury securities or other assets of long duration which increase in value when interest rates decline. As of December 31, 1999, the Company did not own any zero coupon Treasury securities. No strategy, however, can completely insulate the Company from prepayment risks arising from the effects of interest rate changes.

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

The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. Currently, all of the Company's borrowings are collateralized borrowings in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the mortgage assets pledged to secure the specific borrowings, the availability of financing, and other conditions then applicable in the lending market. The Company may effect additional borrowings through the use of other types of collateralized borrowings, loan agreements, lines of credit, dollar-roll agreements and other credit facilities with institutional lenders or through the issuance of debt securities. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. The cost of borrowings under other sources of funding which the Company may use may refer or correspond to other short-term indices, plus or minus a margin. Through increases in haircuts (i.e., the over-collateralization amount required by a lender), decreases in the market value of the Company's mortgage assets, increases in interest rate volatility, and changes in the availability of financing in the market, the Company may not be able to achieve the degree of leverage it believes to be optimal. As a result, the Company may be less profitable than it would be otherwise.

RISKS OF DECLINE IN MARKET VALUE

The value of interest-bearing obligations such as mortgages and mortgage-backed securities may move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments may decline. Because the interest earned on ARMs may increase as interest rates increase subject to a delay until each such security's next reset date, the values of these assets are generally less sensitive to changes in interest rates than are fixed-rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its mortgage assets as ARMs. At December 31, 1999, ARMs constituted approximately 93% of the Company's total mortgage assets.

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

The value of the Company's other investments, such as corporate debt and equity securities, is also subject to fluctuation due to changes in interest rates and many other factors.

CREDIT RISKS ASSOCIATED WITH INVESTMENTS

The holder of a mortgage or mortgage-backed security assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The Company seeks to mitigate this risk of credit loss by requiring that at least 70% of its investment portfolio consist of mortgage or mortgage securities that are either (i) insured or guaranteed as to principal and interest by an agency of the U.S. government, such as GNMA, FNMA or FHLMC, (ii) rated in one of the two highest rating categories by either Standard and Poor's or Moody's, or (iii) considered to be of equivalent credit quality as determined by the Advisor and approved by the Company's investment committee. The remainder of the Company's assets may be either (i) mortgage assets rated at least investment grade or considered to be of equivalent credit quality by the Advisor with approval from the Company's investment committee; (ii) direct investment (mezzanine or equity) in multifamily projects collateralizing mortgage loans owned by the Company;
(iii) investments in limited partnerships, real estate investment trusts or closed-end funds owning a portfolio of mortgage assets; or (iv) other fixed-income instruments (corporate or government) that provide increased call protection relative to the Company's mortgage assets. Currently, these other fixed-income instruments are below investment grade in quality. These other below investment grade fixed-income instruments constituted less than 3% of the Company's total assets as of December 31, 1999. As of December 31, 1999, approximately 79% of the Company's assets consisted of mortgage-backed securities insured or guaranteed by the U.S. government or an agency thereof.

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

INVESTMENT COMPANY ACT

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 1999, the Company determined that it is in and has maintained compliance with this requirement.

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

ASSET TESTS

The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year: (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and (b) the value of securities held by the Company, but not taken into account for purposes of the 75% Asset Test, must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, and (ii) 10% of the outstanding voting securities of any such issuer.

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

The Company intends to maintain its REIT status by carefully monitoring its income, including income from liability hedging transactions and sales of mortgage assets, to comply with the REIT Gross Income Tests. In particular, the Company will treat income generated by its interest rate caps and other liability hedging instruments, if any, as non-qualifying income for purposes of the 95% Gross Income Tests unless it receives advice from counsel that such income constitutes qualifying income for purposes of such test. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or
(ii) unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. See "Taxation of the Company" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

DISTRIBUTION REQUIREMENT

The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's REIT taxable income before deductions of dividends paid and excluding net capital gain.

TAXATION OF THE COMPANY

In any year in which the Company qualifies as a REIT, the Company will generally not be subject to federal income tax on that portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain. Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test multiplied by net income and divided by gross income. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated. If the Company fails to qualify as a REIT in any taxable year, and certain relief provisions of the Code do not apply, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company would also be disqualified from re-electing REIT status for the four taxable years following the year in which it became disqualified.

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

                                 COMPETITION

The Company believes that its principal competitors in the business of acquiring and holding mortgage assets of the type in which it invests are financial institutions such as banks and savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain mortgage REITs. Such investors may not be subject to similar regulatory constraints (i.e. REIT tax compliance or maintaining 1940 Act exemption). In addition, many of the other entities purchasing mortgages and mortgage-backed securities have greater financial resources and better access to capital than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgages and mortgage-backed securities resulting in higher prices and lower yields on such assets.

Item 2. Properties. The Company does not directly own or lease any physical properties.

Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Company or any of its assets are subject.

Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1999, to a vote of the Company's security holders.

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


Stewart Zimmerman, 55, serves as president and chief executive officer of the Company. He served as executive vice president of America First Companies L.L.C. since January 1989, during which time he has served in a number of positions: president and chief operating officer of America First REIT, Inc.; president of several America First Mortgage funds including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2 Limited Partnership, America First PREP Fund 2 Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2 Limited Partnership. From September 1986 to September 1988, he served as a managing director and director of Security Pacific Merchant Bank responsible for Mortgage Trading and Finance. Prior to that time, he served as first vice president of E.F. Hutton & Company, Inc., where he was responsible for mortgage-backed securities trading and sales distribution, and vice president of Lehman Brothers, where he was responsible for the distribution of mortgage products. From 1968 to 1972, Mr. Zimmerman was vice president of Zenith Mortgage Company and Zenith East Inc., a national mortgage banking and brokerage company specializing in the structuring and sales of mortgage assets to the institutional financial community.

Gary Thompson, 57, serves as chief financial officer and treasurer of the Company. He serves as financial vice president of America First Companies L.L.C. and is responsible for financial accounting and tax reporting for all America First funds. Prior to 1989, Mr. Thompson was an audit partner at KPMG Peat Marwick. He is a certified public accountant.

William S. Gorin, 41, serves as executive vice president and secretary of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York, New York, most recently serving as a first vice president in the Research Department. Prior to that position, Mr. Gorin was senior vice president in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments.

Ronald A. Freydberg, 39, serves as senior vice president of the Company. From 1995 to 1997, Mr. Freydberg served as a vice president of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. In that capacity he designed a variety of interactive pricing and forecasting models, including a customized subordinate residential and commercial mortgage-backed analytical program and an ARM REIT five-year forecasting model. In addition, he worked with various financial institutions on the acquisition and sale of residential, commercial and asset-backed securities. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York.

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information. The Company's common stock began trading on the New York Stock Exchange on April 10, 1998, under the symbol "MFA." The following table sets forth the high and low sale prices for the Company's shares of common stock for the twelve months ending December 31, 1999, and from April 10, 1998, through December 31, 1998.

                                        1999                         1998
                                     Sale Prices                  Sale Prices
                                 -----------------------     ----------------------
                                 High           Low          High           Low

 1st Quarter                     $ 5-26/32      $ 4-1/4       N/A           N/A
 2nd Quarter                     $ 5-3/8        $ 4          $ 9-3/4        $ 7-1/4 (from April 10, 1998)
 3rd Quarter                     $ 5-1/8        $ 4-10/32    $ 7-7/8        $ 5-11/16
 4th Quarter                     $ 5-3/8        $ 4-1/4      $ 5-3/4        $	4-5/16


(b) Investors. The approximate number of common stockholders as of March 10, 2000, was 6,300.

(c) Dividends. The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to common stockholders during the fiscal years ended December 31, 1999 and 1998, were $6,174,870 ($0.67 per share) and $7,234,050 ($0.795 per share). For tax purposes, a portion of the dividend declared on December 16, 1999, and paid on February 18, 2000, will be treated as a 2000 dividend for shareholders. Similarly, for tax purposes, the dividend declared on December 15, 1998, and paid on February 19, 1999, was treated as a 1999 dividend for shareholders. As part of the Merger transaction, the Company made quarterly distributions of $.265 per common share ($1.06 per common share per year) in the first year following the Merger (i.e. through the first quarter of 1999.) A portion of the distributions received by shareholders in 1998 consisted in part of a dividend and in part of a cash merger payment. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. The Company intends to continue to distribute to its shareholders an amount equal to at least 95% of the Company's taxable income before deductions of dividends paid and excluding net capital gains in order to maintain its REIT status.

See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to pay dividends at the same levels in 2000 and thereafter.

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company (for periods after April 9, 1998) and the Predecessor (for periods up to April 9, 1998). The information set forth below should be read in conjunction with the consolidated and combined financial statements and notes to the consolidated and combined financial statements filed in response to Item 8 hereof.

For financial accounting purposes, PREP Fund 1 was considered the sole predecessor to the Company and, accordingly, the historical operating results presented in this report as those of the "Predecessor" are those of PREP Fund
1. Under generally accepted accounting principles, the Merger was accounted for as a purchase by PREP Fund 1 of 100% of the assigned limited partnership interests (known as "BUCs") of PREP Fund 2 and approximately 99% of the BUCs of Pension Fund. As a result of this treatment, the Company, as the successor to PREP Fund 1, recorded all of the assets and liabilities of PREP Fund 1 at their book value, but was required to record the assets of PREP Fund 2 and Pension Fund at their fair value as of the date of the Merger. The amount by which the fair value of the Company's stock issued to the BUC holders of PREP Fund 2 and Pension Fund exceeded the fair value of the total net assets of PREP Fund 2 and Pension Fund was recorded as goodwill by the Company.


                                                                       Company and Predecessor                   Company and
                                             Company        As of or for the Year Ended December 31, 1998        Predecessor
                                                            ---------------------------------------------
                                               As of or                         Company and                          As of or
                                                for the           Company       Predecessor                           for the
                                             Year Ended   From April 10 to          Through                        Year Ended
                                          Dec. 31, 1999  December 31, 1998    April 9, 1998             Total   Dec. 31, 1997
                                          --------------    ----------------  --------------    -------------   -------------
Operating Data:

Mortgage securities income                $  24,302,401       $   7,626,742   $     613,793     $  8,240,535   $    2,654,975
Corporate securities income                     674,747             164,738            -             164,738             -
Dividend income                                 331,233                -               -                -                -
Interest income on temporary cash
 investments                                    365,897             439,889         148,799          588,688          569,624
Income from other investments                 3,012,688  (1)        581,716         145,167          726,883          606,582
Gain on sale of investments                      54,994             414,951            -             414,951             -
General and administrative expenses          (2,672,333) (2)     (1,674,114)       (421,293)      (2,095,407)      (1,405,514)
Interest expense on borrowed funds          (18,465,529)         (4,619,500)           -          (4,619,500)            -
Minority interest                                (4,218)             (3,353)           -              (3,353)            -
                                          --------------      --------------  --------------    -------------   --------------
Net income                                $   7,599,880       $   2,931,069   $     486,466     $  3,417,535    $   2,425,667
                                          ==============      ==============  ==============    =============   ==============

Net income, basic and diluted,
  per share                               $         .84       $        0.32   $         N/A     $       0.32    $         N/A
                                          ==============      ==============  ==============    =============   ==============
Net income, basic and diluted,
  per exchangeable unit                   $         N/A       $         N/A   $        0.08     $        N/A    $        0.42
                                          ==============      ==============  ==============    =============   ==============
Dividends declared per common share or
 cash distributions paid or accrued
 per exchangeable unit                    $      0.6700       $      0.7950   $      0.2649     $     1.0599    $      1.0596
                                          ==============      ==============  ==============    =============   ==============
Balance Sheet Data:

Investment in mortgage securities         $ 475,719,711       $ 241,895,462                                     $  33,506,388
                                          ==============      ==============                                     =============
Investment in corporate securities        $   8,020,026       $   4,673,127                                     $        -
                                          ==============      ==============                                     =============
Investment in preferred stock             $   3,130,823       $   1,153,800                                     $        -
                                          ==============      ==============                                     =============
Total assets - Company                    $ 524,384,473       $ 264,668,902                                     $       1,000
                                          ==============      ==============                                     =============
Total assets - Predecessor                $         N/A       $         N/A                                     $  54,439,993
                                          ==============      ==============                                     =============
Repurchase agreements                     $ 452,101,803       $ 190,250,084                                     $        -
                                          ==============      ==============                                     =============
Total stockholders' equity                $  67,614,613       $  70,932,757                                     $       1,000
                                          ==============      ==============                                     =============
Total partners' capital                   $         N/A       $         N/A                                     $  46,252,826
                                          ==============      ==============                                     =============

(1)  Includes income of approximately $2,163,000 resulting from the sale of undivided interests in the net assets of four assisted living centers
		   as described in Note 5 to the consolidated and combined financial statements.
(2)  Includes an incentive fee of approximately $433,000 earned by the
     Advisor in connection with the sale described in (1) above.


                                                    Predecessor     Predecessor

                                                       As of or        As of or
                                                        for the         for the
                                                     Year Ended      Year Ended
                                                  Dec. 31, 1996   Dec. 31, 1995
                                                  -------------   -------------
Mortgage securities income                        $   3,011,347   $   3,398,068
Interest income on temporary cash investments
  and U.S. government securities                        442,931         408,645
Income from other investments                           504,611         399,746
General and administrative expenses                    (895,961)       (834,594)
                                                  -------------   -------------
Net income                                        $   3,062,928   $   3,371,865
                                                  =============   =============
Net income, basic and diluted,
  per exchangeable unit                           $        0.52   $        0.57
                                                  =============   =============
Net income per passthrough certificate            $    1,201.57   $    1,426.95
                                                  =============   =============
Cash distributions paid or accrued per
  exchangeable unit                               $      1.0596   $      1.0596
                                                  =============   =============
Cash distributions paid or accrued per
  passthrough certificate                         $    2,428.25   $    2,649.00
                                                  =============   =============
Investment in U.S. government securities          $       -       $   5,025,000
                                                  =============   =============
Investment in mortgage securities                 $  37,322,028   $  43,103,240
                                                  =============   =============
Total assets                                      $  60,144,705   $  64,566,103
                                                  =============   =============
Total partners' capital                           $  49,702,829   $  53,605,422
                                                  =============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.

On April 10, 1998, the Company and three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2"), America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund"), consummated a merger transaction whereby their pre-existing net assets and operations or majority interest in the pre-existing partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three Partnerships, was considered the Predecessor entity (the "Predecessor") and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of the other Partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates ("BUCs") of Prep Fund 2 and approximately 99% of the BUCs of Pension Fund. (Pension Fund was liquidated and dissolved during December, 1999.) As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet of the Company.

Concurrent with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through December 31, 1999, the Company purchased mortgage securities with a face value at the time of purchase of approximately $571.2 million (mortgage securities with a face value of approximately $338.7 million were purchased during the year ended December 31, 1999).

The Company has elected to become subject to tax as a real estate investment trust ("REIT") under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. Further, as part of the Merger transaction, the Company made quarterly distributions through the first quarter of 1999 totaling $1.06 per common share. These distributions were paid in four equal quarterly installments. A portion of distributions received by shareholders in 1998 consisted in part of a dividend and in part of a cash merger payment. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. For tax purposes, a portion of the dividend declared on December 16, 1999, and paid on February 18, 2000, will be treated as a 2000 tax event for shareholders. Similarly, for tax purposes, the dividend declared on December 15, 1998, and paid on February 19, 1999, was treated as a 1999 tax event for shareholders.

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

Liquidity and Capital Resources

The Company's principal sources of capital consist of borrowings under repurchase agreements, principal payments received on its portfolio of mortgage securities and cash provided by operations. Principal uses of cash include the acquisition of investment securities, the payment of operating expenses and the payment of dividends to shareholders.

During the year ended December 31, 1999, the Company acquired $359 million of mortgage securities, corporate securities and preferred stock. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations of $10.3 million. Net borrowings under such repurchase agreements totaled $262 during 1999. The Company also received principal payments of $113 million on its mortgage securities during 1999 and had proceeds of $1.1 million from the sale of preferred stock. Other uses of funds in 1999 consisted of dividend payments of $7.3 million and $0.4 million for the acquisition of 84,600 shares of its own common stock pursuant to a stock repurchase program implemented in the fourth quarter.

The Company's borrowings under repurchase agreements totaled $452.1 million at December 31, 1999, and had a weighted average borrowing rate of 5.72% as of such date. At December 31, 1999, the repurchase agreements had balances of between $3.2 million and $71.3 million. These arrangements have original terms to maturity ranging from two months to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the value of its collateral.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund dividends as well as to actively pursue its investment policy.

Results of Operations

Year Ended December 31, 1999, Compared to 1998

During the year ended December 31, 1999, total interest income earned by the Company increased $16.7 million compared to total interest income earned by the Company and its Predecessor in 1998. This increase is attributable to the growth in the Company's interest-earning assets pursuant to its investment strategy. The yield on the Company's interest earning assets was 6.72% in 1999 compared to 6.04% in 1998.

The Company's interest expense increased $13.8 million for the year ended December 31, 1999 compared to 1998 primarily due to an increase in funds borrowed to finance the Company's asset growth. The Company had outstanding borrowings of $452 million at December 31, 1999 compared to $190 million at December 31, 1998. The Company's interest cost averaged 5.75% in 1999 compared to 4.86% in 1998.

Income from other investments increased $2,285,805 during the year ended December 31, 1999, compared to the year ended December 31, 1998.
Approximately $2,163,000 of such increase is attributable to Retirement Centers Corporation's (RCC's) sale of its undivided interests in the net assets of four assisted living centers as described in Note 5 to the Company's consolidated and combined financial statements. The remaining decrease of approximately $123,000 is due to a reduction in the amount of income generated on the Company's investments in real estate limited partnerships.

During the year ended December 31, 1999, the Company realized a gain of $54,994 on the sale of investments whereas the Company realized a gain of $414,951 during the comparable period in 1998. Approximately $385,000 of such gain realized in 1998 was due to the payoff of a participating loan acquired by the Company in the Merger.

General and administrative expenses of the Company in 1999 increased $576,926 as compared to that of the Company and the Predecessor in 1998. Approximately $433,000 of such increase is attributable to non-recurring incentive compensation earned by the Company's Advisor as a result of RCC's sale of its undivided interests in the net assets of four assisted living centers as described in Note 5 to the Company's consolidated and combined financial statements. The remaining increase of approximately $144,000 is due to: (i) an increase of $305,000 in incentive compensation earned by the Advisor due to the improved financial results of the Company, and (ii) an increase of $171,000 in base management fees earned by the Advisor primarily due to the Company operating a full year in 1999 compared to operating approximately nine months in 1998 offset by (iii) a decrease of $332,000 in other general and administrative expenses primarily attributable to the difference in scope of the Company in 1999 compared to that of the Company and Predecessor in 1998.

Year Ended December 31, 1998, Compared to 1997

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

The increase in the Company's interest expense on borrowed funds during the year ended December 31, 1998, compared to that of the Predecessor for the year ended December 31, 1997, relates to interest expense on repurchase arrangements used to fund additional investments.

Income from other investments increased as a result of income generated by other investments acquired from Prep Fund 2 and Pension Fund.

The gain on sale of investments of $414,951 during the year ended December 31, 1998, was due primarily to the payoff of a participating loan acquired by the Company in the Merger in the amount of $385,000. No such gain was recorded in 1997.

General and administrative expenses for the Company and Predecessor in 1998 increased $689,893 as compared to that of the Predecessor in 1997 as a result of (i) the management fee payable to the Advisor and (ii) the increased scope of operations resulting from the Merger.

Year 2000

The Company does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Company's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the principal shareholder of the Company's Advisor ("America First"). In addition, the Company has business relationships with a number of third parties whose ability to perform their obligations to the Company depend on such systems and equipment. To date, the Company has not experienced any significant problems with such systems and equipment arising from the inability of computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. Although the Company does not anticipate that so-called "Year 2000 problems" will surface, there can be no assurance that such problems will not arise. The Company has not incurred any significant costs in rectifying Year 2000 problems.

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

The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to shareholders to realize attractive total rates of return through stock ownership of the Company.
While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks and to maintain capital levels consistent with the risks it does undertake.

Interest Rate Risk

The Company primarily invests in fixed-rate, hybrid and variable-rate mortgage investments. The hybrid investments represent fixed-rate coupons for a given period and variable rate coupons thereafter. The Company's debt obligations are generally repurchase agreements of limited duration which are periodically refinanced at new market rates.

Most of the Company's variable-rate assets are dependent on the one-year CMT rate and debt obligations are generally dependent on LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur.

The Company's variable-rate investment assets and debt obligations reset at various different dates for the specific asset or obligation. In general, the repricing of the Company's debt obligations occurs more quickly than on the Company's assets. Therefore, on average, the Company's cost of funds may rise or fall more quickly than does its earnings rate on the assets. Further, the Company's net income may vary somewhat as the yield curve between one-month interest rates and six and twelve month interest rates varies.

As of December 31, 1999, the Company's investment assets and debt obligations will prospectively reprice based on the following time frames:


																																	       	   			  		Assets                 Debt Obligations
                                          ------------------------    ------------------------
                                          Amount        Percent of    Amount        Percent of
                                                             Total                       Total
                                                       Investments                 Investments
                                          --------     -----------    -------      -----------
Investment type/rate reset dates

Fixed-Rate Investments                   $  31.6                7%    $    -                -

 Variable Investment/Obligation Rates:
  Less than 3 months                        73.5               15%      452.1             100%
  > 3 months and < 1 year                  279.2               59%         -                -
  > 1 year and < 2 years                    19.5                4%         -                -
  > 2 years and < 3 years                     -                 -          -                -
  > 3 years and < 4 years                   71.9               15%         -                -
  > 4 years and < 5 years                     -                 -          -                -
                                         --------           ------    --------          ------
                                           444.1               93%      452.1             100%
                                         --------           ------    --------          ------
                           Total         $ 475.7              100%    $ 452.1             100%
                                         ========           ======    ========          ======

Weighted average roll date
of variable-rate
investments/obligations                  12 months                    1 month

Market Value Risk

Substantially all of the Company's investments are "available-for-sale" assets. As such, they are reflected at fair value (i.e. market value) with the adjustment to fair value reflected as part of accumulated other comprehensive income which is included in the equity section of the Company's balance sheet. (See Note 2 to the Company's consolidated financial statements.) The market value of the Company's assets can fluctuate due to changes in interest rates and other factors.


Liquidity Risk

The primary liquidity risk of the Company arises from financing long-maturity mortgage assets with short-term debt. The Company had no long-term debt at December 31, 1999. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not matched.

The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over its short-term debt as it matures. Still, the Company cannot give assurances that it will always be able to roll over its short-term debt.

At December 31, 1999, the Company had unrestricted cash of $19.9 million. In addition, the Company had unpledged AAA rated mortgage securities with a market value of $5.1 million available to secure additional borrowings or serve as additional collateral for existing borrowings. The resources the Company had available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements thus equaled $25 million, or 5.5% of short-term debt. As the Company becomes more fully invested, it is anticipated that the over-collaterization amount will decline.

Prepayment Risk

As the Company receives repayments of mortgage principal, it amortizes into income its mortgage premium balances as a reduction to income and its mortgage discount balances as an increase to income. Mortgage premium balances arise when the Company acquires mortgage assets at a price in excess of the principal value of the mortgages, or when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when the Company acquires mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates and is marked-to-market at a price below par. For financial accounting purposes, the premium is amortized based on the effective yield of the asset at each financial reporting date. For tax accounting purposes, the premium is amortized based on the asset yield at the purchase date. Therefore, if prepayments are higher than anticipated, it is anticipated that the yield for financial accounting purposes will decline and there will be greater premium amortization under tax accounting requirements than for financial accounting purposes. At December 31, 1999, unamortized mortgage premium balances of adjustable rate assets for financial accounting purposes was $6.7 million (1.3% of total assets) and $8.0 million for federal tax purposes (1.6% of total assets).

In general, the Company believes it will be able to reinvest prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds reinvested.

Tabular Presentation

The information presented in the table below, projects the impact on 2000 net income and net assets based on investments in place on December 31, 1999, and includes all the Company's interest-rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

The table below includes information about the possible future repayments and interest rates of the Company's assets and liabilities and constitutes a "forward-looking statement." There are many assumptions used to generate this information and there can be no assurance that assumed events will occur as assumed or that other events will occur that would affect the outcomes. Furthermore, future sales, acquisitions, calls, and restructuring could materially change the Company's interest rate risk profile. The table quantifies the potential changes in net income should interest rates go up or down (shocked) by 100 and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the adjustable rate securities for each rate shock are calculated based on a variety of assumptions, including prepayment vectors, repurchase rates, repurchase haircuts, yield on reinvestment of prepayment, and growth in the portfolio.

When interest rates are shocked, these prepayment assumptions are further adjusted based on management's best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 275% increase in the prepayment rate of the ARM portfolio. The base interest rate scenario assumes interest rates at December 31, 1999. Actual results could differ significantly from those estimated in the table.

As of December 31, 1999, all interest-rate sensitive liabilities were scheduled to mature in 2000.

					 	Change in     	Percentage Change     	Percentage Change
  Interest Rates          in Net Income          in Net Assets
  --------------      -----------------      -----------------
             -2%	                +63.4%	                 +5.1%
             -1%	                +39.9%                  +2.7%
              0	                   0.0	                   0.0
              1%	                -19.6%                 	-1.3%
              2%                	-36.4%                  -3.7%

Item 8.  Financial Statements and Supplementary Data.

		Index to Financial Statements

 		Financial Statements:                                                   Page

				Report of Independent Accountants........................................21

				Consolidated Balance Sheets of the Company as of December 31, 1999, and
				December 31, 1998........................................................22

				Consolidated Statements of Income of the Company for the year
    ended December 31, 1999 and for the	period from April 10, 1998 through
				December 31, 1998, and Combined Statements of Income of	the Predecessor
				from January 1, 1998 through April 9, 1998 and for the	year ended
			 December 31, 1997........................................................23

				Consolidated Statements of Stockholders' Equity of the Company for the
				years ended December 31, 1999 and 1998, and for the period from November
				11, 1997 through December 31, 1997 and Combined Statements of Partners'
		 	Capital of the	Predecessor from January 1, 1998	through April 9, 1998
				and for the year ended December 31, 1997.................................24

				Consolidated Statements of Cash Flows of the Company for the year ended
    December 31, 1999, and for the period from April 10, 1998 through
    December 31,	1998, and Combined Statements of Cash Flows of the
    Predecessor from January 1, 1998 through	April 9, 1998	and for the year
			 ended December 31, 1997..................................................26

				Notes to Consolidated and Combined Financial Statements of Company and
				the Predecessor..........................................................28

				All other schedules are omitted because they are not applicable or the
				required information is shown in the consolidated or combined statements
				or notes thereto.

    Financial statements of one 95%-owned company, a 99% limited partnership
				interest in two real estate limited partnerships, a 50% limited partnership
				interest in one real estate limited partnership and a 49% interest in one
				real estate limited partnership have been omitted because the Company's
				proportionate share of the income from continuing operations before income
				taxes is less than 20% of the respective consolidated amount, and the
				investment in, and advances to, each entity is less than 20% of
			 consolidated total assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
America First Mortgage Investments, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of America First Mortgage Investments, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from April 10, 1998 to December 31, 1998, and the results of operations and cash flows of America First Participating/Preferred Equity Mortgage Fund Limited Partnership and America First Participating/Preferred Equity Mortgage Fund (the "Fund") for the period from January 1, 1998 to April 9, 1998, and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2000

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS


																																																																																									            As of                As of
                                                                                             Dec. 31, 1999        Dec. 31, 1998
                                                                                            ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                                 $  475,719,711      $  241,895,462
 Investment in corporate securities (Note 4)                                                     8,020,026           4,673,127
 Investment in preferred stock                                                                   3,130,823           1,153,800
 Cash and cash equivalents
  Unrestricted                                                                                  19,895,833           6,045,956
  Restricted                                                                                     3,709,577                -
 Accrued interest receivable                                                                     2,855,321           1,540,576
 Other investments	(Note 5)                                                                      3,220,346           1,197,341
 Goodwill, net                                                                                   7,587,948           7,361,338
 Other assets		                                                                                    244,888             801,302
                                                                                            ---------------     ---------------
                                                                                            $  524,384,473      $  264,668,902
		                                                                                          ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                             $  452,101,803      $  190,250,084
 Accrued interest payable		                                                                      2,778,842             795,785
 Accounts payable		                                                                                595,805             212,085
 Dividends or distributions payable		                                                            1,293,410           2,413,803
 		                                                                                         ---------------     ---------------
                                                                                               456,769,860         193,671,757
       		                                                                                   ---------------     ---------------
Minority interest in consolidated partnership (Note 1)                                                -                 64,388

Stockholders' Equity
 Common stock, $.01 par value; 10,000,000 shares authorized
 8,978,642 and 9,055,142 issued and outstanding in 1999 and 1998, respectively                      89,786              90,551
 Additional paid-in capital                                                                     75,831,560          76,203,009
 Retained earnings                                                                              (2,877,971)         (4,302,981)
 Accumulated other comprehensive income                                                         (5,428,762)         (1,057,822)
                                                                                            ---------------     ---------------
                                                                                                67,614,613          70,932,757
                                                                                            ---------------     ---------------
                                                                                            $  524,384,473      $  264,668,902
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                      For the Year Ended December 31, 1998
                                                                -----------------------------------------------
                                                                                                                   Company and
                                                       Company          Company      Company and                   Predecessor
                                                       For the                       Predecessor                       For the
                                                    Year Ended    From April 10          Through                    Year Ended
                                                 Dec. 31, 1999 to Dec. 31, 1998    April 9, 1998          Total  Dec. 31, 1997
                                               ---------------  ---------------  ---------------  ------------- --------------
Mortgage securities income                     $   24,302,401   $     7,626,742  $       613,793  $   8,240,535  $   2,654,975
Corporate securities income                           674,747           164,738             -           164,738           -
Dividend income                                       331,233              -                -              -              -
Interest income on temporary cash investments         365,897           439,889          148,799        588,688        569,624
                                               ---------------  ---------------  ---------------  ------------- --------------
Total interest income                              25,674,278         8,231,369          762,592      8,993,961      3,224,599
Interest expense on borrowed funds                 18,465,529         4,619,500             -         4,619,500           -
                                               ---------------  ---------------  ---------------  ------------- --------------
Net interest income                                 7,208,749         3,611,869          762,592      4,374,461      3,224,599
			                                            ---------------  ---------------  ---------------  ------------- --------------
Income from other investments                       3,012,688           581,716          145,167        726,883        606,582
Gain on sale of investments                            54,994           414,951             -           414,951           -
                                               ---------------  ---------------  ---------------  ------------- --------------
                                                    3,067,682           996,667          145,167      1,141,834        606,582
                                               ---------------  ---------------  ---------------  ------------- --------------
General and administrative expenses                 2,672,333         1,674,114          421,293      2,095,407      1,405,514
Minority interest in consolidated
 partnership (Note 1)                                   4,218             3,353             -             3,353           -
                                               ---------------  ---------------  ---------------  ------------- --------------
                                                    2,676,551         1,677,467          421,293      2,098,760      1,405,514
                                               ---------------  ---------------  ---------------  ------------- --------------
Net income                                     $    7,599,880    $    2,931,069  $       486,466  $   3,417,535  $   2,425,667
			                                            ===============  ===============  ===============  ============= ==============
Net income, basic and fully diluted, per share $          .84    $         0.32              N/A                           N/A
			                                            ===============  ===============  ===============                 =============
Net income, basic and fully diluted, per unit                               N/A  $          0.08                 $        0.42
                                                                ===============  ===============                 =============
Net income allocated to:
 General Partner                               																	                 $         3,931                 $      21,920
 BUC Holders                                   																	                         482,535                     2,403,747
                                            																		                   ---------------                 -------------
                                            																	                    $       486,466                 $   2,425,667
                                             																	                   ===============                 =============

Weighted average number of shares outstanding       9,046,467         9,043,172              N/A                           N/A
Weighted average number of units outstanding              N/A               N/A        5,775,797                     5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                       Stockholders' Equity - Company
                                          ---------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                  Treasury                      Other
                                              Common Stock			          Paid-in       Stock     Retained Comprehensive
                                       # of Shares	       Amount	      Capital	    At Cost     Earnings	       Income	    Total
                                       ------------  ------------  ------------  ---------- -----------  ------------  --------

Balance at November 11, 1997 (date of
 capitalization) and
 December 31, 1997                       90,621 	 $       906 	 $        94 		$      -      $     -   $      -     $     1,000
Effects of Merger:
 Issuance of stock of the Company
  in exchange for Units of
  the Predecessor                     5,775,797        57,758    45,126,359         -            -          -       45,184,117
 Issuance of stock of the Company in
  exchange for Units of Prep Fund 2
  and Pension Fund                    3,168,666        31,687    29,949,413         -            -          -       29,981,100
Issuance of stock options                 -             -           942,390         -            -          -          942,390
Comprehensive income:
 Net income                               -             -             -             -       2,931,069       -        2,931,069
 Other comprehensive income:
  Change in classification of mortgage
   securities from held-to-maturity to
   available-for-sale                     -             -             -             -            -  		  	(704,828)    (704,828)
		Net unrealized holding losses
   arising during the period              -             -             -                          -       (352,994)    (352,994)
                                   ------------  ------------  ------------ ----------- ------------- ------------ ------------
Comprehensive income                      -             -             -             -       2,931,069  (1,057,822)   1,873,247
Dividends paid or accrued                 -             -             -             -      (7,234,050)              (7,234,050)
Common stock issued                     20,058           200       184,753          -           -            -         184,953
                                   ------------  ------------  ------------ ------------ ------------- ------------ -----------
Balance at December 31, 1998	        9,055,142 	      90,551 		 76,203,009          -      (4,302,981) (1,057,822)  70,932,757

Comprehensive income:
 Net income                               -             -             -             -       7,599,880         -      7,599,880
 Other comprehensive income:
 		Net unrealized holding losses
   arising during the period              -             -             -             -            -     (4,370,940)  (4,370,940)
                                   ------------  ------------  ------------ ------------- ------------ ------------ -----------
Comprehensive income                      -             -             -             -       7,599,880  (4,370,940)   3,228,940
Dividends paid or accrued                 -             -             -             -      (6,174,870)              (6,174,870)
Common stock issued                      8,100            81        39,913          -            -           -          39,994
Purchase of shares for treasury           -                                     (412,208)        -           -        (412,208)
Retirement of treasury stock           (84,600)         (846)     (411,362)      412,208         -           -            -
                                   ------------  ------------  ------------ ------------- ------------ ------------ -----------
Balance at December 31, 1999         8,978,642   $    89,786   $75,831,560  $       -     $(2,877,971)$(5,428,762) $67,614,613
                                   ============  ============  ============ ============= ============ ============ ===========



The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
COMBINED STATEMENTS OF PARTNERS' CAPITAL


                                                          Partners' Capital - Predecessor
                                               ---------------------------------------------------
                                                             Exchangeable Unit
                                                                   Holders
                                                         -------------------------
                                               General
                                               Partner    # of Units         Amount          Total
                                              --------    ----------   ------------   ------------
 Balance at December 31, 1996                  $   100     5,775,797    $49,399,062    $49,399,162
 Net income                                     21,920                    2,403,747      2,425,667
 Cash distributions paid or accrued            (21,920)         -        (6,120,035)    (6,141,955)
                                               --------   ----------   ------------   ------------
 Balance at December 31, 1997                      100     5,775,797     45,682,774     45,682,874
 Net income                                      3,931          -           482,535        486,466
 Cash distributions paid or accrued             (3,931)         -        (1,530,009)    (1,533,940)
                                               --------   ------------  ------------   -----------
 Balance at April 10, 1998                         100     5,775,797     44,635,300     44,635,400
                                               --------   ------------  ------------   -----------

Accumulated other comprehensive income
  Balance at December 31, 1996                    -              -          303,667        303,667
	 Other comprehensive income                      -              -          266,285        266,285
                                              --------    ------------  ------------   ------------
  Balance at December 31, 1997                    -              -          569,952        569,952
  Other comprehensive income                      -              -          (21,235)       (21,235)
                                              --------    ------------  ------------   ------------
  Balance at April 10, 1998                       -              -          548,717        548,717
                                              --------    ------------  ------------   ------------
Issuance of stock of the Company in
 exchange for Units of the Predecessor            (100)    (5,775,797)   (45,184,017)  (45,184,117)
                                              --------    ------------  ------------   -------------
Total Partners' Capital-Predecessor
 at April 10, 1998                            $   -              -       $      -      $       -
                                              ========   ============  ============   ==============


The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                      For the Year Ended December 31, 1998
                                                              ----------------------------------------------------
                                                    Company             Company      Company and                    Company and
                                                                                     Predecessor                    Predecessor
                                                    For the                                                             For the
                                                 Year Ended       From April 10          Through                     Year Ended
                                              Dec. 31, 1999    to Dec. 31, 1998    April 9, 1998            Total Dec. 31, 1997
                                             ---------------  -----------------   ---------------  ---------------  -----------
Cash flows from operating activities
 Net income                                  $   7,599,880    $     2,931,069     $     486,466    $    3,417,535  $ 2,425,667
 Adjustments to reconcile net income to
  net cash provided by
  operating activities:
   Gain on sale of investments                     (54,994)          (414,951)             -             (414,951)       -
   Minority interest in consolidated partnership     4,218              3,353              -                3,353        -
   Other                                            44,701               -                 -                 -           -
   Amortization                                  1,424,635            308,384            (1,959)          306,425     (11,860)
   Decrease (increase) in interest receivable   (1,301,925)        (1,134,069)            8,302        (1,125,767)     33,342
   Decrease (increase) in other assets             329,448           (252,473)            6,241          (246,232)        325
   Increase (decrease) in accounts payable         233,719         (1,860,513)          565,608        (1,294,905)    623,186
   Increase in accrued interest payable          1,983,057            795,785              -              795,785        -
                                              -------------     --------------   ---------------   --------------  -----------
 Net cash provided by operating activities      10,262,739            376,585         1,064,658         1,441,243   3,070,660
                                              -------------     --------------   ---------------   --------------  -----------
Cash flows from investing activities
 Principal payments on mortgage securities     113,346,110         46,682,908           867,630        47,550,538   4,116,822
0 Sale of preferred stock                         1,127,500               -                 -                 -           -
 Proceeds from sale of other investments              -             1,290,000              -            1,290,000   2,100,000
 Net cash from Merger                                 -             4,820,481              -            4,820,481        -
 Increase in restricted cash                    (3,709,577)              -                 -                 -           -
 Purchases of mortgage securities             (352,732,908)      (236,107,915)             -         (236,107,915)       -
 Purchases of corporate securities              (3,307,750)        (4,662,500)             -           (4,662,500)       -
 Purchases of preferred stock                   (3,091,997)        (1,081,773)             -           (1,081,773)       -
 Decrease (increase) in other investments       (2,149,060)           (58,567)           42,869           (15,698)   (675,643)
 Merger transaction costs paid                        -                  -             (729,509)         (729,509)   (859,642)
                                              -------------     --------------   ---------------    -------------  -----------
 Net cash provided by (used in)
   investing activities                       (250,517,682)      (189,117,366)          180,990      (188,936,376)  4,681,537
                                              -------------     --------------   ---------------    -------------- -----------
Cash flows from financing activities
 Net borrowings from repurchase agreements     261,851,719        190,250,084             -           190,250,084        -
 Stock purchased for treasury                     (412,208)              -                -                  -           -
 Dividends and distributions paid               (7,334,691)        (5,600,169)      (1,535,007)        (7,135,176) (6,143,343)
 Issuance of stock                                    -                  -                -                  -          1,000
                                              -------------     --------------   ---------------    -------------- -----------
 Net cash provided by (used in)
   financing activities                        254,104,820        184,649,915       (1,535,007)       183,114,908  (6,142,343)
                                              -------------     --------------   ---------------    -------------- -----------
Net increase (decrease) in cash
   and cash equivalents                         13,849,877         (4,090,866)        (289,359)        (4,380,225)  1,609,854
Cash and temporary cash investments at
   beginning of period               	           6,045,956         10,136,822       10,426,181         10,426,181   8,817,327
                                              -------------    ---------------  ---------------    --------------  -----------
Cash and temporary cash investments
   at end of period                           $ 19,895,833     $    6,045,956   $   10,136,822     $    6,045,956 $10,427,181
			                                           =============    ===============  ===============    ==============  ===========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest     $ 16,482,472     $    3,823,715   $        -         $    3,823,715 $      -

The accompanying notes are an integral part of the consolidated and combined financial statements.


Supplemental disclosure on non-cash investing activities:

  The following assets and liabilities were assumed by the Company in
		conjunction with the Merger and issuance of common stock (see Note 1):


                                                             From April 10          Through
                                                          to Dec. 31, 1998    April 9, 1998          Total
                                                         -----------------  ---------------   ------------
   Mortgage securities                    													  $      20,420,336  $         -      $  20,420,336
   Accrued interest receivable                     										      142,545            -            142,545
   Other investments                               											     175,369            -            175,369
   Accounts payable                                											     712,888            -            712,888
   Distributions payable                           											     265,545            -            265,545

  The Company recorded goodwill of $7,507,902 in 1998 as a result of the
		Merger.  The Company recorded $413,615 of additional goodwill in 1999 due to
		the resolution of contingencies associated with the Merger.

  During 1999 and 1998, the Company issued 8,100 and 7,440 shares, respectively, of common stock to its non-employee directors in payment of a portion of such directors' compensation for the respective year.  The Company also issued 12,618 shares of common stock in 1998 to unit holders of Pension
	 Fund who exchanged their units of Pension Fund for shares of the Company
		subsequent	to April 10, 1998.  The aggregate value of such common stock
		issued was $39,994 in 1999 and $184,953 in 1998.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1.  Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.

On April 10, 1998, (the Merger Date) the Company and three partnerships:
America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund 1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund), consummated a merger transaction whereby their pre-existing net assets and operations or majority interest in the pre-existing partnership were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock. For financial accounting purposes, Prep Fund 1, the largest of the three partnerships, was considered the Predecessor entity (the Predecessor) and its historical operating results are presented in the financial statements contained herein. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of the other partnerships under the purchase method. Accordingly, the Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates (BUCs) of Prep Fund 2 and approximately 99% of the BUCs of Pension Fund. Pension Fund was liquidated and dissolved during December, 1999, and, as a result, the Company acquired approximately 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the remaining holders of Pension Fund BUCs. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of stock issued over the fair value of net assets acquired has been recorded as goodwill in the accompanying balance sheet.

The Company has entered into an advisory agreement with America First Mortgage Advisory Corporation (the Advisor) which provides advisor services in connection with the conduct of the Company's business activities.

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 1999 consolidated and combined financial statements
			 include the consolidated accounts of the Company from April 10, 1998
				through December 31, 1999, and the combined accounts of the Company,
				Prep Fund 1 and America First Participating/Preferred Equity Mortgage
				Fund (the managing general partner of Prep Fund 1) (together referred
				to as the Predecessor) for periods prior to the Merger.  The financial
			 statements are prepared on the accrual basis of accounting in accordance
			 with generally accepted accounting principles.

    The consolidated financial statements include the accounts of the
				Company and its subsidiaries, Pension Fund and Pension Fund's general partner, America First Capital Associates Limited Partnership Six (AFCA 6).
		  All significant intercompany transactions and accounts have been
				eliminated in consolidation.  Pension Fund and AFCA 6 were liquidated and
				dissolved under the terms of their respective partnership agreements
				during December, 1999.   As more fully discussed in Note 5, the Company
				also has an investment in a corporation and investments in four
			 real estate limited partnerships, none of which are controlled by the
			 Company.  These investments are accounted for under the equity method.
		  Neither the corporation nor the real estate limited partnerships are
			 consolidated for income tax purposes.

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

B)  Cash and Cash Equivalents
    Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.
	   Restricted cash represents amounts held with certain lending institutions with which the Company has repurchase agreements.
    Such amounts may be used to make principal and interest payments on the related repurchase agreements.

C)  Mortgage Securities, Corporate Securities and Preferred Stock
	   Statement of Financial Accounting Standards No. 115, "Accounting for
				Certain Investments in Debt and Equity Securities" (SFAS 115), requires
				the Company to classify its investments in mortgage securities,
				corporate securities and preferred stock (collectively referred to as investment securities) as either held-to-maturity, available-for-sale
				or trading.

			 Although the Company generally intends to hold most of its mortgage securities until maturity, it may, from time to time, sell any of its
			 mortgage securities as part of its overall management of its business.
			 In order to be prepared to respond to potential future opportunities in
				the market, to sell mortgage securities in order to optimize the
				portfolio's total return and to retain its ability to respond to economic
			 conditions that require the Company to sell assets in order to maintain an
			 appropriate level of liquidity, the Company has classified all its mortgage
			 securities as available-for-sale.  Likewise, the Company has classified all
			 its preferred stock investments as available-for-sale.  Mortgage securities
			 and preferred stock classified as available-for-sale are reported at fair
			 value, with unrealized gains and losses excluded from earnings and reported
			 in other comprehensive income.		Corporate securities are classified as
				held-to-maturity and are carried at amortized cost.

    Unrealized losses on investment securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the investment security is adjusted.
				Other-than-temporary unrealized losses are based on management's assessment
			 of various factors affecting the expected cash flow from the investment
				securities, including an other-than-temporary deterioration of the credit
				quality of the underlying mortgages and/or the credit protection available
			 to the related mortgage pool.

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

D) Credit Risk
	  The Company limits its exposure to credit losses on its investment
			portfolio by requiring that at least 70% of its investment portfolio
			consist of mortgage securities or mortgage loans that are either
			(i) insured or guaranteed as to principal and interest by an agency of
			the U.S. government, such as the Government National Mortgage Association
			(GNMA), the Federal National Mortgage Association (FNMA), or the Federal
			Home Loan Mortgage Corporation (FHLMC), (ii) rated in one of the two highest
		 rating categories by either Standard & Poor's or	Moody's, or (iii)
			considered to be of equivalent credit quality as	determined by the Advisor
		 and approved by the Company's investment committee.  The remainder of the
		 Company's assets may be either: (i)	mortgage assets rated at least
			investment grade or considered to be of	equivalent credit quality by the
		 Advisor with approval from the Company's	investment committee; (ii) direct
		 investment (mezzanine or equity) in	multifamily projects collateralizing
		 mortgage loans owned by the Company; (iii) investments in limited
			partnerships, equities, real estate	investment trusts or closed-end
		 funds owning a	portfolio of mortgage and/or real estate assets; or (iv)
			other corporate debt or equity securities or government fixed-income
			instruments that provide increased call protection relative to the Company's
		 mortgage securities.  Corporate debt that is rated below	investment grade
		 will be limited to less than 5% of the Company's total assets.  As of
			December 31, 1999 and 1998, approximately 79% and 91%, respectively, of the
		 Company's assets consisted of	mortgage securities insured or guaranteed by
		 the U.S. government or an agency thereof.  Management	determined no allowance
		 for credit losses was necessary at December 31, 1999 or 1998.

E) Other Investments
   Other investments consist of: (i) non-voting preferred stock of a
			corporation owning interests in real estate limited partnerships, and (ii)
   investments in limited partnerships owning real estate.

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

   As more fully discussed in Note 7, options to purchase 520,000 and 300,000
			shares of common stock were issued on April 6, 1998, and August 13, 1999,
			respectively.  Because the average stock price during the quarter during
			which such options were issued was less than the exercise price, exercise
		 of such options under the treasury stock method would be anti-dilutive.
		 Accordingly, these potentially dilutive securities were not considered in
		 fully diluted earnings per share and, as a result, basic and fully
			diluted net income per share are the same for all periods presented.  With regard to the Predecessor, no options were issued.  As such, basic and
			diluted net income per Unit of the Predecessor were the same for all
			periods presented as no dilutive equivalent units existed.

G) Comprehensive Income
   Statement of Financial Accounting Standards No. 130, "Reporting
   Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
   Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
   Comprehensive income for the Company and the Predecessor includes net
			income and the change in net unrealized holding gains (losses) on
			investments. Comprehensive income for the years ended December 31, 1999,
			1998 and 1997 was as follows:

                                                            For the Year Ended December 31, 1998
                                                        ------------------------------------------------

                                         Company for             Company    Company and                       Company and
                                      the Year Ended    From April 10 to	   Predecessor                   Predecessor for
                                                                                through                    the Year Ended
                                       Dec. 31, 1999       Dec. 31, 1998  April 9, 1998          Total       Dec. 31,1997
                                      --------------    ----------------  ---------------   ------------   --------------
Net income                            $  7,599,880     $    2,931,069  $       486,466    $    3,417,535   $    2,425,667
 Change in classification of mortgage
  securities from held-to-maturity to
  available-for-sale                    		   -               (704,828)	           -             (704,828)            -
 Change in net unrealized
  holding gains (losses)                (4,370,940)          (352,994)         (21,235)         (374,229)         266,285
                                      --------------   ---------------  ---------------   ---------------   --------------
Comprehensive income                  $  3,228,940     $    1,873,247  $       465,231    $    2,338,478   $    2,691,952
                                      ==============   ===============  ===============   ===============   ==============

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

I) New Accounting Pronouncement
		 In June, 1998, the Financial Accounting Standards Board issued Financial
			Accounting Standards No. 133, "Accounting for Derivative Instruments and
		 Hedging Activities " (FAS 133).  This statement provides new accounting
			and reporting standards for the use of derivative instruments.  Adoption
		 of this statement, as amended, is required by the Company effective
		 January 1, 2001.  Management intends to adopt the statement as required
			in fiscal 2001.  Management believes that the impact of such adoption will
		 not be material to the financial statements.  Although the Company and its
		 Predecessor have not historically used such instruments, it is not
			precluded from doing so.  In the future, management anticipates using such
		 derivative instruments only as hedges to manage interest rate risk.
		 Management does not anticipate	entering into derivatives for	speculative
		 or trading purposes.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of December 31, 1999 and 1998.

                                                       As of                 As of
                                           December 31, 1999     December 31, 1998
                                           -----------------     ----------------
FNMA Certificates                          $     359,891,164     $     159,686,597
GNMA Certificates                                 43,678,897            59,452,502
FHLMC Certificates                                13,220,884            22,756,363
Commercial mortgage-backed securities             16,650,544                 -
Private label CMOs                                42,278,222                 -
                                           -----------------     -----------------
                                           $     475,719,711     $     241,895,462
                                           =================     =================

At December 31, 1999, and 1998 mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $444,140,267 and $194,542,316, respectively and fixed-rate mortgage securities with carrying values of $31,579,444 and $47,353,146, respectively.

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

As of December 31, 1999 and 1998, all the mortgage securities were classified as available-for-sale and as such are carried at their fair value.

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities as of December 31, 1999 and 1998:

                                       As of                As of
                           December 31, 1999    December 31, 1998
                          ------------------   ------------------
Amortized cost            $    481,176,498     $      242,142,861
Gross unrealized gains             461,675              1,177,638
Gross unrealized losses         (5,918,462)            (1,425,037)
                          ------------------    ------------------
Fair value			             $    475,719,711     $      241,895,462
                          ==================    ==================


As of December 31, 1999, the Company had a commitment to purchase one mortgage security with a remaining principal balance of approximately $34.9 million. See Note 12 - Subsequent Events.

4.  Corporate Securities

Corporate securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate securities as of December 31, 1999 and 1998:


                                        As of                      As of
                            December 31, 1999          December 31, 1998
                           ------------------         ------------------
Amortized cost             $       8,020,026           $       4,673,127
Gross unrealized gains                92,211                     273,123
Gross unrealized losses             (174,487)                       -
                           ------------------         ------------------
Fair value                 $       7,937,750           $       4,946,250
                           ==================         ==================


5.  Other Investments
Other investments consisted of the following as of December 31, 1999 and 1998:

                                                                         As of             As of
							                                                          Dec. 31, 1999     Dec. 31, 1998
                                                                 -------------     -------------
Investment in Retirement Centers Corporation		                   $  2,389,980      $    349,076
Investment in and advances to real estate limited partnerships		      830,366           848,265
                                                                 -------------     -------------
Total                                                            $  3,220,346      $  1,197,341
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method. As of December 31, 1998, RCC owned limited partnership interests in five real estate limited partnerships which operate assisted living centers. However, during 1999, four of the real estate limited partnerships were liquidated with RCC receiving an undivided interest in the net assets of each such limited partnership. RCC then sold its undivided interests in the net assets of each such assisted living center. On a consolidated basis, such sale contributed approximately $1,730,000, ($2,163,000 less an incentive fee of approximately $433,000 (see Note 8)), to the Company's net income for 1999. Also see Note 12 - Subsequent Events.

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

6.  Repurchase Agreements

As of December 31, 1999, the Company had outstanding balances of $452,101,803 under 38 repurchase agreements with a weighted average borrowing rate of 5.72% and a weighted average remaining maturity of one month. As of December 31, 1999, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from two to twelve months. As of December 31, 1998, the Company had outstanding balances of $190,250,084 under 13 repurchase agreements with a weighted average borrowing rate of 5.04%

As of December 31, 1999 and 1998, the repurchase agreements had the following remaining maturities:

                                      As of                 As of
                          December 31, 1999     December 31, 1998
                          -----------------     -----------------
Within 30 days		              $ 287,416,803         $  40,641,585
30 to 90 days		                 164,685,000            57,296,499
90 days to one year                   -                92,312,000
                              -------------         -------------
                              $ 452,101,803         $ 190,250,084
                              =============         =============

The repurchase agreements are collateralized by the Company's mortgage securities with a principal balance of $468,466,921 and bear interest at rates that are LIBOR-based.

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

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of December 31, 1999 and 1998, respectively, 325,000 and 125,000 ISOs were vested and exercisable. As of December 31, 1999 and 1998, respectively, 10,000 and 5,000 NQSOs were vested and exercisable. As of December 31, 1999, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 20,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs vest on the same basis as the options and payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the years ended December 31, 1999 and 1998, the Company recorded charges of $117,500 and $42,500, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $4,700 and $1,700, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge will be recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the years ended December 31, 1999 and 1998, as part of operations, the Company reflected earnings charges of $42,707 and $170,154, respectively, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
The Company declared the following distributions during 1999 and 1998:


Declaration Date       Record Date          Payment Date       Amount per Share
----------------       -----------          ------------       ----------------

During 1999:

March 24, 1999        April 5, 1999        May 17, 1999        $       .265
June 14, 1999         June 30, 1999        August 17, 1999     $       .125
September 21, 1999    September 30, 1999   November 17, 1999   $       .140
December 16, 1999     January 3, 2000      February 18, 2000   $       .140

During 1998:

June 18, 1998									June 30, 1998        August 14, 1998     $       .265
September 9, 1998     September 30, 1998   November 16, 1998   $       .265
December 15, 1998     December 31, 1998    February 19, 1999   $       .265


For tax purposes, a portion of the dividend declared on December 16, 1999, and paid on February 18, 2000, will be treated as a 2000 event for shareholders. Similarly, the dividend declared on December 15, 1998, and paid February 19, 1999, was treated as a 1999 event for shareholders. As part of the Merger transaction, the Company made quarterly distributions of $.265 per common share ($1.06 per common share per year) in the first year following the Merger (i.e. through the first quarter of 1999.) Accordingly, cash distributions paid by the Company in 1998 consisted in part of a dividend and in part of a cash merger payment. Cash distributions paid or accrued by the Predecessor were $.2649 per Unit prior to the Merger in 1998 and $1.0596 per Unit in 1997.

Stock Repurchases
-----------------
On September 21, 1999, the Company's Board of Directors approved the repurchase of up to 200,000 shares of its common stock. Pursuant to this repurchase program, the Company repurchased 84,600 shares of its common stock for $412,208 during 1999. The repurchased shares were then legally retired and, as such, are no longer issued or outstanding. See Note 12 - Subsequent Events.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the year ended December 31, 1999 and the period from April 10, 1998, (Merger Date) to December 31, 1998, the Advisor earned a base management fee of $761,646 and $590,875, respectively. The Advisor earned incentive compensation of $741,233 in 1999 and $2,807 in 1998. Approximately $433,000 of the incentive fee earned in 1999 was attributable to the sale of undivided interests in the net assets of four assisted living centers held by RCC as described in Note 5.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 4% of gross revenues. Such fees paid by the Company for the year ended December 31, 1999, and in 1998 for periods after the Merger Date amounted to $325,213 and $250,912, respectively. Such fees paid by the three Partnerships which merged amounted to $83,017 (including $45,527 paid by the Predecessor) for the period in 1998 prior to the Merger Date and $355,077 in 1997 (including $222,682 paid by the Predecessor).

Prior to the Merger Date, the general partner of the Predecessor (AFCA 3) was entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Predecessor to be paid by the Predecessor to the extent such amount is not paid by property owners. AFCA 3 earned administrative fees of $53,617 and $225,813 in 1998 and 1997, respectively. Of such amounts, $38,659 and $195,816 in 1998 and 1997, respectively, were paid by the Predecessor and the remainder was paid by owners of real properties financed by the Predecessor. During 1997, AFCA 3 also received administrative fees of $88,780 in conjunction with the payoff of one of the Predecessor's investments in participating loans.

Prior to the Merger Date, substantially all of Predecessor's general and administrative expenses and certain costs capitalized by the Predecessor were paid by AFCA 3 or an affiliate and reimbursed by the Predecessor. The amounts of such expenses reimbursed to AFCA 3 or an affiliate were $165,439 in 1998 and $1,935,423 in 1997. The capitalized costs consist of transaction costs incurred in conjunction with the merger described in Note 1.

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

																																				   					As of December 31, 1999             As of December 31, 1998
                                    -------------------------------------   --------------------------------
                                      Carrying               Estimated         Carrying          Estimated
                                        Amount              Fair Value           Amount         Fair Value
                                    ------------          ---------------   -------------     --------------
Investment in mortgage securities   $  475,719,711        $  475,719,711    $ 241,895,462     $ 241,895,462
Investment in corporate securities       8,020,026             7,937,750        4,673,127         4,946,250
Investment in preferred stock            3,130,823             3,130,823        1,153,800         1,153,800
Cash and cash equivalents
  Unrestricted                          19,895,833            19,895,833        6,045,956         6,045,956
  Restricted                             3,709,577             3,709,577             -                 -
Repurchase agreements                  452,101,803           452,101,803      190,250,084       190,250,084

10.  Pro Forma Financial Statements (Unaudited)

The following summary pro forma information includes the effects of the Merger as if the Merger had been completed on January 1, 1998:

Pro Forma
Statement of Operations

CAPTION>
                                                           For the
                                                        Year Ended
                                                     Dec. 31, 1998
                                                    ---------------
Mortgage securities income                          $    8,982,060
Corporate securities income                                164,738
Interest income on temporary cash investments              727,889
                                                    ---------------
Total interest income                                    9,874,687
Interest expense on borrowed funds                       4,619,500
                                                    ---------------
Net interest income                                      5,255,187
                                                    ---------------
Income from other investments                              801,076
Gain on sale of investments                                426,607
                                                    ---------------
                                                         1,227,683
                                                    ---------------
General and administrative expenses (1)                  2,655,216
Minority interest                                            3,353
                                                    ---------------
                                                         2,658,569
                                                    ---------------
Net income                                          $    3,824,301
			                                                 ===============
Net income, basic and fully diluted, per share      $         0.42
                                                    ===============
Weighted average number of shares outstanding            9,043,172

(1) Excludes transaction costs of $364,924 incurred by Prep Fund 2 and Pension Fund.

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

11.  Summary of Quarterly Results of Operations (Unaudited)

                                                             First              Second               Third             Fourth
From January 1, 1999, to December 31, 1999                 Quarter             Quarter             Quarter            Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $   1,869,081       $   2,146,590       $   4,223,361       $   2,037,399
Total expenses                                           (616,193)           (628,400)         (1,052,855)           (374,885)
Minority interest                                            (490)             (4,230)                327                 175
                                                    --------------      --------------      --------------      --------------
Net income                                          $   1,252,398       $   1,513,960       $   3,170,833 (1)   $   1,662,689
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted,
  per share                                         $        0.14       $        0.17       $        0.35 (1)   $        0.18
                                                    ==============      ==============      ==============      ==============
(1) Includes income of approximately $1.7 million (net of the incentive fee of $433,000)
or approximately $0.19 per share related to the sale described in Note 5.



                                            Predecessor      Predecessor         Company          Company         Company
                                                  First           Second          Second            Third          Fourth
From January 1, 1998, to                        Quarter          Quarter         Quarter          Quarter         Quarter
December 31, 1998                                        Through April 9   From April 10
(Company and Predecessor)                --------------   --------------   --------------   --------------   ------------
Total income                             $     907,759    $        -       $    1,773,422   $    1,409,413   $  1,425,701
Total expenses                                (421,293)            -             (540,392)        (532,741)      (600,982)
Minority interest                                 -                -                7,977          (10,124)        (1,206)
                                         --------------   --------------   --------------   --------------   ------------
Net income                               $      486,466   $        -       $    1,241,007   $      866,548   $    823,513
                                         ==============   ==============   ==============   ==============   ============
Net income, basic and diluted,
 per share or exchangeable unit          $         0.08   $        -       $         0.13   $         0.10   $       0.09
                                         ==============   ==============   ==============   ==============   ============


12.  Subsequent Events

On January 12, 2000, Retirement Centers Corporation (RCC) acquired a 127-unit multifamily apartment property located in Omaha, Nebraska for approximately $8.7 million. This acquisition was financed with net loan proceeds of approximately $6.2 million and cash of approximately $2.5 million.

On January 26, 2000, the Company acquired a FNMA whole-pool mortgage-backed certificate with a remaining principal balance of approximately $34.9 million (FNMA Certificate). The FNMA Certificate bears interest at a rate of 7.292% per annum. The total purchase price paid for the FNMA Certificate, including accrued interest, was approximately $35.9 million. The acquisition was financed in part with the proceeds of a LIBOR-based repurchase agreement of approximately $34.3 million and the remainder from cash reserves of the Company.

Pursuant to the Company's stock repurchase program described in Note 7, the Company purchased 60,800 shares of its common stock at an aggregate cost of $298,342 from January 1, 2000 through March 10, 2000. Such shares are currently held as treasury stock pending expected retirement on or about March 31, 2000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Company's or its Predecessor's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1999 and 1998.

                                 PART III

Item 10. Directors and Executive Officers of Registrant. The information about directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1999 (the "Proxy Statement") under the heading "Election of Directors." Information about the executive officers of the Company is shown under Item 4 of this filing.

Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company common stock. Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the year ended December 31, 1999, with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-ten-percent beneficial owners.

Item 11. Executive Compensation. The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management. The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading "Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers" and "Long-Term Incentive Plans and Other Matters."

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

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1. Consolidated and Combined Financial Statements. The consolidated and combined financial statements of the Company and the Predecessor, together with the Independent Accountants' Report thereon, are set forth on pages 21 through 37 of this Form 10-K and are incorporated herein by reference.

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

              10.5  Amended and Restated 1997 Stock Option Plan of the Company.

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




Date: March 16, 2000		 		 America First Mortgage Investments, Inc.

                          By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: 	March 16, 2000				 By /s/ Michael B. Yanney*
                             Michael B. Yanney
 																								  		Chairman of the Board

Date: 	March 16, 2000				 By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer and Director

Date: 	March 16, 2000				 By /s/ Gary Thompson
                             Gary Thompson
																									  		Chief Financial Officer

Date: 	March 16, 2000				 By /s/ Michael L. Dahir*
                             Michael L. Dahir
																									  		Director

Date: 	March 16, 2000				 By /s/ George V. Janzen*
                             George V. Janzen
																									  		Director

Date: 	March 16, 2000				 By /s/ George H. Krauss*
                             George H. Krauss
																									  		Director

Date: 	March 16, 2000				 By /s/ Gregor Medinger*
                             Gregor Medinger
																									  		Director

Date: 	March 16, 2000				 By /s/ W. David Scott*
                             W. David Scott
																									  		Director


* By Stewart Zimmerman, Attorney-in-fact

/s/ Stewart Zimmerman
Stewart Zimmerman

                                  EXHIBIT 10.5


              AMENDED AND RESTATED 1997 STOCK OPTION PLAN OF THE COMPANY

                   AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                            AMENDED AND RESTATED
                           1997 STOCK OPTION PLAN

				 1.	PURPOSE.  The Plan is intended to provide incentive to key employees, officers, directors and others expected to provide significant services to the
Company, including the employees, officers and directors of the Participating
Companies, to encourage proprietary interest in the Company, to encourage such key employees to remain in the employ of the Company and the other
Participating Companies, to attract new employees with outstanding qualifications, and to afford additional incentive to others to increase their efforts in providing significant services to the Company and the other
Participating Companies. In furtherance thereof, the Plan permits awards of equity-based incentives to key employees, officers and directors of, and certain other providers of services to, the Participating Companies.

     2.	DEFINITIONS.

     a.  "Act" shall mean the Securities Act of 1933, as amended.

     b. "Advisor" shall mean American First Mortgage Advisor Corporation, a Maryland Corporation.

     c. "Agreement" shall mean a written agreement entered into between the Company and the recipient of a Grant pursuant to section 7(b)(i) hereof.

     d.  "Board" shall mean the Board of Directors of the Company.

     e. "Cause" shall mean, unless otherwise provided in the Optionee's Agreement, (i) engaging in (A) willful or gross misconduct or (B) willful or gross neglect, (ii) repeatedly failing to adhere to the directions of superiors or the Board or the written policies and practices of the Company,
(iii) the commission of a felony or a crime of moral turpitude, or any crime involving the Company, (iv) fraud, misappropriation, embezzlement or material or repeated insubordination, (v) a material breach of the Optionee's employment agreement (if any) with the Company (other than a termination of employment by the Optionee), or (vi) any illegal act detrimental to the Company; all as determined by the Committee.

     f.  "Code" shall mean the Internal Revenue Code of 1986, as amended.

     g. "Committee" shall mean the Compensation Committee of the Company as appointed by the Board in accordance with Section 4 of the Plan; provided that the Committee shall at all times consist solely of persons who, at the time of their appointment, each qualified as a "Non-Employee Director" under Rule 16b-3(b)(3)(i) promulgated under the Exchange Act and, to the extent that relief from the limitation of Section 162(m) of the Code is sought, as an "Outside Director" under Section 1.162-27(e)(3)(i) of the Treasury Regulations.

     h. "Common Stock" shall mean the Company's Common Stock, par value $0.01, either currently existing or authorized hereafter.

     i. "Company" shall mean America First Mortgage Investments, Inc., a Maryland corporation.

     j. "DER" shall mean a dividend equivalent right consisting of the right to receive, as specified by the Committee or the Board at the time of Grant, cash in an amount equal to the dividend distributions paid on a share of Common Stock subject to an option.

     k. "Disability" shall mean the occurrence of an event which would entitle an employee of the Company to the payment of disability income under one of the Company's approved long-term disability income plans or a long-term disability as determined by the Committee in its absolute discretion pursuant to any other standard as may be adopted by the Committee.

     l. "Eligible Persons" shall mean officers, directors and employees of the Participating Companies and other persons expected to provide significant services (of a type expressly approved by the Committee as covered services for these purposes) to the Company. For purposes of the Plan, a director, in his or her capacity as such, or a consultant, vendor, customer, or other provider of significant services to the Company shall be deemed to be an Eligible Person, but will be eligible to receive Non-qualified Stock Options, or DERs, only after a finding by the Committee or Board in its discretion that the value of the services rendered or to be rendered to the Participating Company is at least equal to the value of the Grants being awarded.

     m. "Employee" shall mean an individual, including an officer of a Participating Company, who is employed (within the meaning of Code Section 3401and the regulations thereunder) by the Participating Company.

     n. "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     o. "Exercise Price" shall mean the price per Share of Common Stock, determined by the Board or the Committee, at which an Option may be exercised.

     p. "Fair Market Value" shall mean the value of one share of Common Stock, determined as follows:

          i.  	If the Shares are then listed on a national stock exchange, the
              	closing sales price per Share on the exchange for the last
															preceding date on which there was a sale of Shares on such
													 	exchange, as determined by the Committee.

          ii.  If the Shares are not then listed on a national stock exchange but are then traded on an over-the-counter market, the average
															of the closing bid and asked prices for the Shares in such
										     over-the-counter market for the last preceding date on which
															there was a sale of such Shares in such market, as determined
														 by the Committee.

          iii. If neither (i) nor (ii) applies, such value as the Committee
									      in its discretion may in good faith determine.  Notwithstanding
														 the foregoing, where the Shares are listed or traded, the
														 Committee may make discretionary determinations in good faith
														 where the Shares have not been traded for 10 trading days.

     q.  "Grant" shall mean the issuance of an Incentive Stock Option,
Non-qualified Stock Option, DER or any combination thereof to an Eligible
Person. 	The Committee will determine the eligibility of employees, officers, directors and others expected to provide significant services to the
Participating Companies based on, among other factors, the position and responsibilities of such individuals, the nature and value to the
Participating Company of such individuals' accomplishments and potential contribution to the success of the Participating Company whether directly or through its subsidiaries.

     r.  "Incentive Stock Option" shall mean an Option of the type described in
Section 422(b) of the Code issued to an Employee.

     s.  "Non-qualified Stock Option" shall mean an Option not described in
Section 422(b) of the Code.

     t. "Option" shall mean any option, whether an Incentive Stock Option or a Non-qualified Stock Option, to purchase, at a price and for the term fixed by the Committee in accordance with the Plan, and subject to such other limitations and restrictions in the Plan and the applicable Agreement, a number of Shares determined by the Committee.

     u. "Optionee" shall mean any Eligible Person to whom an Option is granted, or the Successors of the Optionee, as the context so requires.

     v. "Participating Companies" shall mean the Company, Advisor and any subsidiary of any of them which with the consent of the Board participates in the Plan.

     w. "Plan" shall mean the Company's 1997 Stock Option Plan, as set forth herein, and as the same may from time to time be amended.

     x. "Purchase Price" shall mean the Exercise Price times the number of Shares with respect to which an Option is exercised.

     y. "Retirement" shall mean, unless otherwise provided by the Committee in the Optionee's Agreement,

          (i) the Termination (other than for Cause) of Service of an Optionee on or after the Optionee's attainment of age 65;

          (ii)  on or after the Optionee's attainment of age 55 with five consecutive years of service with the Participating Companies
															 or

          (iii) as determined by the Committee in its absolute discretion pursuant to such other standard as may be adopted by the
															 Committee.

     z. "Shares" shall mean shares of Common Stock of the Company, adjusted in accordance with Section 10 of the Plan (if applicable).

     aa. "Subsidiary" shall mean any corporation, partnership, or other entity at least 50% of the economic interest in the equity of which is owned by the Company or by another Subsidiary.

     bb. "Successors of the Optionee" shall mean the legal representative of the estate of a deceased Optionee or the person or persons who shall acquire the right to exercise an Option by bequest or inheritance or by reason of the death of the Optionee.

     cc. "Termination of Service" shall mean the time when the employee-employer relationship or directorship, or other service relationship (sufficient to constitute service as an Eligible Person) between the Optionee and the Participating Companies is terminated for any reason, with or without Cause, including but not limited to any termination by resignation, discharge, death or Retirement; provided, however, Termination of Service shall not include a termination where there is a simultaneous reemployment of the Optionee by a Participating Company or other continuation of service (sufficient to constitute service as an Eligible Person) for a Participating Company. The Committee, in its absolute discretion, shall determine the effects of all matters and questions relating to Termination of Service, including but not limited to the question of whether any Termination of Service was for Cause and all questions of whether particular leaves of absence constitute Terminations of Employment.

     3.	EFFECTIVE DATE.  Unless already approved by shareholders, the Plan will be submitted to shareholders for their approval within twelve months after receipt of Board approval. Any Grants awarded before approval of the Plan by the Company's shareholders shall be accrued for the benefit of the participant until the Plan has been approved by the shareholders.

     4.	ADMINISTRATION.

     a.	Membership on Committee.  The Plan shall be administered by the
Committee appointed by the Board. If no Committee is designated by the Board to act for those purposes, the full Board shall have the rights and responsibilities of the Committee hereunder.

     b.	Committee Meetings.  The acts of a majority of the members present at any meeting of the Committee at which a quorum is present, or acts approved in writing by a majority of the entire Committee, shall be the acts of the Committee for purposes of the Plan. If and to the extent applicable, no member of the Committee may act as to matters under the Plan specifically relating to such member.

     c.	Grant Awards.  (i)  The Committee shall from time to time at its discretion select the Eligible Persons who are to be issued Grants, determine the number of Shares to be optioned or with respect to which the Grant is to be issued to each Eligible Person and designate any Options granted as Incentive Stock Options or Non-qualified Stock Options, or both, except that no Incentive Stock Options may be granted to an Eligible Person who is not an Employee of the Company. The Committee shall (A) determine the terms and conditions, not inconsistent with the terms of the Plan, of any Grants awarded hereunder, (including, but not limited to the performance goals and periods applicable to the award of Grants); (B) determine the time or times when and the manner and condition in which each Option shall be exercisable and the duration of the exercise period; and (C) determine or impose other conditions to the Grant or exercise of Options under the Plan as it may deem appropriate. The Committee shall cause each Option to be designated as an Incentive Stock Option or a Non-qualified Stock Option. The Optionee shall take whatever additional actions and execute whatever additional documents the

Committee may in its reasonable judgment deem necessary or advisable in order to carry or effect one or more of the obligations or restrictions imposed on the Optionee pursuant to the express provisions of the Plan and the Agreement. DERs will be exercisable separately or together with Options, and paid in cash or other consideration at such times and in accordance with such rules, as the Committee shall determine in its discretion. Unless expressly provided hereunder, the Committee, with respect to any Grant, may exercise its discretion hereunder at the time of the award or thereafter. The interpretation and construction by the Committee of any provision of the Plan or of any Option granted thereunder shall be final. Without limiting the generality of Section 18, no member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Grant hereunder.

     (ii)	Notwithstanding paragraph (i) of this Section 4(c), any award under the Plan to an Eligible Person who is a member of the Committee, shall be made by a majority of the directors of the Corporation who are not on the Committee.

     5.	PARTICIPATION.

     a.	Eligibility.  Only Eligible Persons shall be eligible to receive
Grants under the Plan.

     b.	Limitation of Ownership.  No Options shall be granted under the Plan to any person who after such Grant would beneficially own more than 9.8% of the outstanding shares of Common Stock of the Company, unless expressly and specifically waived by action of the independent Directors of the Board.

     c.	Stock Ownership.  For purposes of (b) above, in determining
stock ownership an Optionee shall be considered as owning the stock owned, directly or indirectly, by or for his brothers, sisters, spouses, ancestors and lineal descendants. Stock owned, directly or indirectly, by or for a corporation, partnership, estate or trust shall be considered as being owned proportionately by or for its shareholders, partners or beneficiaries. Stock with respect to which any person holds an Option shall be considered to be owned by such person.

     d.	Outstanding Stock.  For purposes of (b) above, "outstanding shares"
shall include all stock actually issued and outstanding immediately after the grant of the Option to the Optionee. With respect to the Stock Ownership of any Optionee, "outstanding shares" shall include shares authorized for issue under outstanding Options held by such Optionee, but not options held by any other person.

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

     7.	TERMS AND CONDITIONS OF OPTIONS.

     a.	Initial Awards to Compensation Committee Members.  Each member of the
Committee shall automatically be granted a Non-qualified Stock Option to purchase 5,000 shares of Common Stock and 1,250 DERs upon the date such person is initially appointed to the Committee. Each Option granted to a Committee member under this Section 7(a) shall become exercisable commencing one year after the date of Grant (unless otherwise provided in the applicable Agreement) and shall expire 10 years thereafter. Such Options shall be subject to adjustment as provided in Section 10 provided that such adjustment and any action by the Board or the Committee with respect to the Plan and such Options satisfies the requirements for exemption under Rule 16b-3 and does not cause any member of the Committee to be disqualified as a Non-Employee Director under such Rule. Notwithstanding the foregoing, the Board may prospectively, from time to time, discontinue, reduce or increase the amount of any or all of the Grants otherwise to be made under this Section 7(a).

     b. Awards.

          (i) Agreements. Grants to Eligible Persons shall be evidenced by written Agreements in such form as the Committee shall from time to time determine. Such Agreements shall comply with and be subject to the terms and conditions set forth below.

          (ii) Number of Shares. Each Option or other Grant granted to an Eligible Person shall state the number of Shares to which it pertains and shall provide for the adjustment thereof in accordance with the provisions of Section 10 hereof.

          (iii) Grants.  Subject to the terms and conditions of the Plan and
									 consistent with the Company's intention for the Committee to exercise
									 the greatest permissible flexibility under Rule 16b-3 in awarding
									 Grants, the Committee shall have the power:

          (1) to determine from time to time the Grants to be granted to
              Eligible Persons under the Plan and to prescribe the terms and provisions (which need not be identical) of Grants granted under
													 the Plan to such persons;

									 (2) to construe and interpret the Plan and Grants thereunder and to
    									 establish, amend, and revoke rules and regulations for
													 administration of the Plan.  In this connection, the Committee
													 may correct any defect or supply any omission, or reconcile any
													 inconsistency in the Plan, in any Agreement, or in any related
													 agreements, in the manner and to the extent it shall deem
														necessary or expedient to make the Plan fully effective.  All
													 decisions and determinations by the Committee in the exercise
														of this power shall be final and binding upon the Participating
													 Companies and the Optionees and Grantees;

										(3) to amend any outstanding Grant, subject to Section 12, and to
														accelerate or extend the vesting or exercisability of any
														Grant and to waive conditions or restrictions on any Grants, to
													 the extent it shall deem appropriate; and

										(4) generally to exercise such powers and to perform such acts as are
													 deemed necessary or expedient to promote the best interests of
													 the Company with respect to the Plan.

     c.	Each Agreement with an Eligible Person shall state the Exercise Price.
The Exercise Price for any Option shall not be less than the Fair Market Value on the date of Grant.

     d.	 Medium and Time of Payment.  Except as may otherwise be provided below, the Purchase Price for each Option granted to an Eligible Person shall be payable in full in United States dollars upon the exercise of the Option. In the event the Company determines that it is required to withhold taxes as a result of the exercise of an Option, as a condition to the exercise thereof, an Employee may be required to make arrangements satisfactory to the Company to enable it to satisfy such withholding requirements in accordance with
Section 15. If the applicable Agreement so provides, and the Committee otherwise so permits, the Purchase Price may be paid in one or a combination of the following:

          (i)   by a certified or bank cashier's check;

          (ii)  by the surrender of Shares in good form for transfer, owned by the person exercising the Option and having a Fair Market Value
 														 on the date of exercise equal to the Purchase Price, or in any
 														 combination of cash and Shares, as long as the sum of the cash
 														 so paid and the Fair Market Value of the Shares so surrendered equals the Purchase Price;

         (iii)  by cancellation of indebtedness owed by the Company to the

																Optionee;

         (iv)   by a loan or extension of credit from the Company evidenced by a full recourse promissory note executed by the Optionee. The interest rate and other terms and conditions of such note shall
																be determined by the Committee (in which case the Committee may
															 require that the Optionee pledge his or her Shares to the
															 Company for the purpose of securing the payment of such note,
															 and in no event shall the stock certificate(s) representing
															 such Shares be released to the Optionee until such note shall have been paid in full); or

         (v)    by any combination of such methods of payment or any other
															 method acceptable to the Committee in its discretion.

															 Except in the case of Options exercised by certified or bank
															 cashier's check, the Committee may impose limitations and
															 prohibitions on the exercise of Options as it deems
															 appropriate, including, without limitation, any limitation or
															 prohibition designed to avoid accounting consequences which
															 may result from the use of Common Stock as payment upon
															 exercise of an Option.  Any fractional Shares resulting from
															 an Optionee's election that are accepted by the Company shall
															 in the discretion of the	Committee be paid in cash.

     e.	Term and Nontransferability of Grants and Options.

         (i) Each Grant shall state the time or times which all or part thereof becomes exercisable, subject to the following restrictions.

         (ii) No Grant shall be exercisable except by the Optionee or a transferee permitted hereunder.

         (iii)  No Option shall be assignable or transferable, except by will
															 or the laws of descent and distribution of the state wherein
															 the Optionee is domiciled at the time of his death; provided,
															 however, that the Committee may (but need not) permit other
																transfers, where the Committee concludes that such
																transferability (i) does not result in accelerated taxation,
				            (ii) does not cause any Option intended to be an Incentive
															 Stock Option to fail to be described in Section 422(b) of the
															 Code and (iii) is otherwise appropriate and desirable.

         (iv)   No Option shall be exercisable until such time as set forth in the applicable Agreement (but in no event after the expiration
															 of such Grant).

         (v)    Unless otherwise provided in the Agreement, no DERs shall be
															 exercisable (i) until such time as set forth in the applicable agreement or (ii) the expiration of such Grant.

         (vi)   The Committee may not modify, extend or renew any Option
															 granted to any Eligible Person unless such modification,
																extension or renewal shall satisfy any and all applicable
																requirements of Rule 16b-3.  The foregoing notwithstanding,
															 no  modification of an Option shall, without the consent of
																the Optionee, alter or impair any rights or obligations under
																any Option previously granted.

     f. Termination of Service, Except by Death, Retirement or Disability. Unless otherwise provided in the applicable Agreement, upon any Termination of
Service	for any reason other than his or her death, Retirement or Disability, an Optionee shall have the right, subject to the restrictions of subsection
(c) above, to exercise his or her Grant at any time within three months after Termination of Service, but only to the extent that, at the date of Termination of Service, the Optionee's right to exercise such Grant had accrued pursuant to the terms of the Agreement and had not previously been exercised; provided, however, that, unless otherwise provided in the Agreement, if there occurs a Termination of Service by a Participating Company for Cause or a termination of Service by the Optionee (other than on account of death, Retirement or Disability), any Grant not exercised in full prior to such termination shall be canceled. For this purpose, the service relationship shall be treated as continuing intact while the Optionee is on military leave, sick leave or other bona fide leave of absence (to be determined in the discretion of the Committee).

     g. Death of Optionee. Unless otherwise provided in the applicable Agreement, if the Optionee dies while an Eligible Person or within three months after any Termination of Service other than for Cause or a termination of Service by the Optionee (other than on account of death, Retirement or Disability), and has not fully exercised the Grant, then the Grant may be exercised in full, subject to the restrictions of subsection (c) above, at anytime within 12 months after the Optionee's death, by the Successor of the Optionee, but only to the extent that, at the date of death, the Optionee's right to exercise such Grant had accrued and had not been forfeited pursuant to the terms of the Agreement and had not previously been exercised.

     h. Disability or Retirement of Grant Recipient. Unless otherwise provided in the Agreement, upon Termination of Service for reason of Disability or Retirement, such Grant recipient shall have the right, subject to the restrictions of subsection (c) above, to exercise the Grant at any time within24 months after Termination of Service, but only to the extent that, at the date of Termination of Service, the Grant recipient's right to exercise such Grant had accrued pursuant to the terms of the applicable Agreement and had not previously been exercised.

    i. Rights as a Shareholder. An Optionee, a Successor of the Optionee, or the holder of a DER shall have no rights as a shareholder with respect to any Shares covered by his or her Grant until, in the case of an Optionee, the date of the issuance of a stock certificate for such Shares. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property), distributions or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in
Section 10.

    j. Modification, Extension and Renewal of Option. Within the limitations of the Plan, and only with respect to Options granted to Eligible Persons, the Committee may modify, extend or renew outstanding Options or accept the cancellation of outstanding Options (to the extent not previously exercised) for the granting of new Options in substitution therefor. The Committee may modify, extend or renew any Option granted to any Eligible Person, unless such modification, extension or renewal would not satisfy any applicable requirements of Rule 16b-3. The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights or obligations under any Option previously granted.

     k. Other Provisions. The Agreement authorized under the Plan may contain such other provisions not inconsistent with the terms of the Plan (including, without limitation, restrictions upon the exercise of the Option) as the Committee shall deem advisable.

     8.	SPECIAL RULES FOR INCENTIVE STOCK OPTIONS.

     a.	In the case of Incentive Stock Options granted hereunder, the aggregate Fair Market Value (determined as of the date of the Grant thereof) of the Shares with respect to which Incentive Stock Options become exercisable by any Optionee for the first time during any calendar year (under the Plan and all other plans maintained by the Participating Companies, their parent or Subsidiaries) shall not exceed $100,000.

     b.	In the case of an individual described in Section 422(b)(6) of the
Code (relating to certain 10% owners), the Exercise Price with respect to an Incentive Stock Option shall not be less than 110% of the Fair Market Value of a Share on the day the Option is granted and the term of an Incentive Stock Option shall be no more than five years from the date of grant.

     c.	If Shares acquired upon exercise of an Incentive Stock Option are disposed of in a disqualifying disposition within the meaning of Section 422 of the Code by an Optionee prior to the expiration of either two years from the date of grant of such Option or one year from the transfer of Shares to the Optionee pursuant to the exercise of such Option, or in any other disqualifying disposition within the meaning of Section 422 of the Code, such Optionee shall notify the Company in writing as soon as practicable thereafter of the date and terms of such disposition and, if the Company thereupon has a tax-withholding obligation, shall pay to the Company an amount equal to any withholding tax the Company is required to pay as a result of the disqualifying disposition.

     9.	TERM OF PLAN.  Options may be granted pursuant to the Plan until the expiration of 10 years from the effective date of the Plan.

     10.	RECAPITALIZATION AND CHANGES OF CONTROL.

     a.	Subject to any required action by shareholders, if (i) the Company shall at any time be involved in a merger, consolidation, dissolution, liquidation, reorganization, exchange of shares, sale of all or substantially all of the assets or stock of the Company or a transaction similar thereto,
(ii) any stock dividend, stock split, reverse stock split, stock combination, reclassification, recapitalization or other similar change in the capital structure of the Company, or any distribution to holders of Common Stock other than cash dividends, shall occur or (iii) any other event shall occur which in the judgment of the Committee necessitates action by way of adjusting the terms of the outstanding Options or rights under the Grant of a DER, then the Committee shall forthwith take any such action as in its judgment shall be necessary to preserve to the Optionees rights substantially proportionate to the rights existing prior to such event, and to maintain the continuing availability of Shares under Section 6 (if Shares are otherwise then available) in a manner consistent with the intent hereof, including, without limitation, adjustments in (x) the number and kind of shares subject to Options, (y) the Option Price, and (z) the number and kind of shares available under Section 6; provided that this provision shall not be effective to the extent that the Company or the Committee determines that the accelerated vesting of the Options upon the occurrence of a Change of Control as contemplated hereby would adversely affect the ability of the Company or acquiror (in the case of a Change of Control in connection with which the Company is not the surviving corporation) to use the pooling method of accounting in connection with a Change of Control transaction, if such method of accounting would otherwise be available and desired by the Company or acquiror. To the extent that such action shall include an increase or decrease in the number of shares subject to outstanding Options, the number of shares available under Section 6 above shall be increased or decreased, as the case may be, proportionately.

     b.	Subject to any required action by shareholders, if the Company is the surviving corporation in any merger or consolidation, each outstanding Option and the rights under the Grant of a DER shall pertain and apply to the securities to which a holder of the number of Shares subject to the Option would have been entitled. In the event of a merger or consolidation in which the Company is not the surviving corporation, the date of exercisability of each outstanding Grant shall be accelerated to a date prior to such merger or consolidation, unless the agreement of merger or consolidation provides for the assumption of the Grant by the successor to the Company.

     c.	To the extent that the foregoing adjustment related to securities of the Company, such adjustments shall be made by the Committee, whose determination shall be conclusive and binding on all persons.

     d.	Except as expressly provided in this Section 10, the recipient of the
Grant shall have no rights by reason of subdivision or consolidation of shares of stock of any class, the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger or consolidation or spin-off of assets or stock of another corporation, and any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or Exercise Price of Shares subject to an Option.

     e.	Grants made pursuant to the Plan shall not affect in any way the right or power to the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, to merge or consolidate or to dissolve, liquidate, sell or transfer all or any part of its business assets.

     f.	Upon the occurrence of a Change of Control:

          (i)   The Committee as constituted immediately before the Change of
                Control may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the Change
  													 of Control (including, without limitation, the substitution of
  													 stock other than stock of the Company as the stock optioned
		  											 hereunder, and the acceleration of the exercisability of the
                Options), provided that the Committee determines that such
						  							 adjustments do not have a substantial adverse economic impact
																on the Optionee as determined at the time of the adjustments.
          (ii)  All restrictions and conditions on each DER shall automatically
															 lapse and all Grants under the Plan shall be deemed fully
															 vested.

     g.	"Change of Control" shall mean the occurrence of any one of the following events:

          (i)   any "person," as such term is used in Sections 13(d) and 14(d)
															 of the Act (other than the Company, any of its Affiliates or
															 any trustee, fiduciary or other person or entity holding
															 securities under any employee benefit plan or trust of the
															 Company or any of its Affiliates) together with all
															 "affiliates" and "associates" (as such terms are defined in
															 Rule 12b-2 under the Act) of such person, shall become the
															 "beneficial owner" (as such term is defined in Rule 13d-3 under
															 the Act), directly or indirectly, of securities of the Company
															 representing 30% or more of either (A) the combined voting
															 power of the Company's then outstanding securities having the
															 right to vote in an election of the Board of Directors ("voting
															 securities") or (B) the then outstanding Shares (in either such
															 case other than as a result of an acquisition of securities
															 directly from the Company); or

          (ii)  persons who, as of the effective date of the Plan, constitute
															 the Company's Board of Directors (the "Incumbent Directors")
															 cease for any reason, including, without limitation, as a
																result of a tender offer, proxy contest, merger or similar
															 transaction, to constitute at least a majority of the Board,
																provided that any person becoming a Director of the Company
															 subsequent to the effective date whose election or nomination
															 for election was approved by a vote of at least a majority of
															 the Incumbent Directors shall, for purposes of the Plan, be
															 considered an Incumbent Director; or

										(iii) there shall occur (A) any consolidation or merger of the
																Company or any Subsidiary where the shareholders of the
															 Company, immediately prior to the consolidation or merger,
															 would not, immediately after the consolidation or merger,
															 beneficially own (as such	term is defined in Rule 13d-3 under
															 the Act), directly or indirectly, shares representing in the
															 aggregate 50% or more	of the voting securities of the
																corporation issuing cash or securities in the consolidation or
															 merger (or of its ultimate parent corporation, if any), (B)
															 any sale, lease, exchange or other transfer (in one transaction
															 or a series of transactions contemplated or arranged by any
															 party as a single plan) of all or substantially all of the
																assets of the Company or (C) any plan or proposal for the
															 liquidation or dissolution of the Company.

     Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred for purposes of the foregoing clause (i) solely as the result of an acquisition of securities by the Company which, by reducing the number of Shares or other voting securities outstanding, increases (x) the proportionate number of Shares beneficially owned by any person to 30% or more of the Shares then outstanding or (y) the proportionate voting power represented by the voting securities beneficially owned by any person to 30% or more of the combined voting power of all then outstanding voting securities; provided, however, that, if any person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional Shares or other voting securities (other than pursuant to a stock split, stock dividend, or similar transaction), then a "Change of Control" shall be deemed to have occurred for purposes of this subsection (g).

     11.	EFFECT OF CERTAIN TRANSACTIONS. In the case of (i) the dissolution or liquidation of the Company, (ii) a merger, consolidation, reorganization or other business combination in which the Company is acquired by another entity or in which the Company is not the surviving entity, or (iii) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company, the Plan and the Grants issued hereunder shall terminate upon the effectiveness of any such transaction or event, unless provision is made in connection with such transaction for the assumption of Grants theretofore granted, or the substitution for such Grants of new Grants, by the successor entity or parent thereof, with appropriate adjustment as to the number and kind of shares and the per share exercise prices, as provided in Section 10.  In the event of such termination, all outstanding Options and Grants shall be exercisable in full for at least fifteen days prior to the date of such termination whether or not otherwise exercisable during such period.

     12.	SECURITIES LAW REQUIREMENTS.

     a. Legality of Issuance. The issuance of any Shares upon the exercise of any Option and the grant of any Option shall be contingent upon the following:

          (i)    the obligation of the Company to sell Shares with respect to
																 Options granted under the Plan shall be subject to all
																 applicable laws, rules and regulations, including all
																 applicable federal and state securities laws, and the
																 obtaining of all such approvals by governmental agencies as
																 may be deemed necessary or appropriate by the Committee;

          (ii)   the Committee may make such changes to the Plan as may be
																 necessary or appropriate to comply with the rules and
																 regulations of any government authority or to obtain tax
																 benefits applicable to stock options; and

          (iii)  each Option is subject to the requirement that, if at any
																 time the Committee determines, in its discretion, that the
																 listing, registration or qualification of Shares issuable
																 pursuant to the Plan is required by any securities exchange
																 or under any state or federal law, or the consent or approval
																 of any governmental regulatory body is necessary or desirable
																 as a condition of, or in connection with, the grant of an
																 Option or the issuance of Shares, no Options shall be granted
																 or payment made or Shares issued, in whole or in part, unless
																	listing, registration, qualification, consent or approval
                 has been effected or obtained free of any conditions in a
																 manner acceptable to the Committee.

     b. Restrictions on Transfer. Regardless of whether the offering and sale of Shares under the Plan has been registered under the Act or has been registered or qualified under the securities laws of any state, the Company may impose restrictions on the sale, pledge or other transfer of such Shares (including the placement of appropriate legends on stock certificates) if, in the judgment of the Company and its counsel, such restrictions are necessary or desirable in order to achieve compliance with the provisions of the Act, the securities laws of any state or any other law. In the event that the sale of Shares under the Plan is not registered under the Act but an exemption is available which requires an investment representation or other representation, each Optionee shall be required to represent that such Shares are being acquired for investment, and not with a view to the sale or distribution thereof, and to make such other representations as are deemed necessary or appropriate by the Company and its counsel. Any determination by the Company and its counsel in connection with any of the matters set forth in this Section 11 shall be conclusive and binding on all persons. Without limiting the generality of the last sentence of Section 6, stock certificates evidencing Shares acquired under the Plan pursuant to an unregistered transaction shall bear the following restrictive legend and such other restrictive legends as are required or deemed advisable under the provisions of any applicable law. "THE SALE OF THE SECURITIES REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"). ANY TRANSFER OF SUCH SECURITIES WILL BE INVALID UNLESS A REGISTRATION STATEMENT UNDER THE ACT IS IN EFFECT AS TO SUCH TRANSFER OR IN THE OPINION OF COUNSEL FOR THE ISSUER SUCH REGISTRATION IS UNNECESSARY IN ORDER FOR SUCH TRANSFER TO COMPLY WITH THE ACT."

     c. Registration or Qualification of Securities. The Company may, but shall not be obligated to, register or qualify the issuance of Options and/or the sale of Shares under the Act or any other applicable law. The Company shall not be obligated to take any affirmative action in order to cause the issuance of Options or the sale of Shares under the Plan to comply with any law.

     d. Exchange of Certificates. If, in the opinion of the Company and its counsel, any legend placed on a stock certificate representing Shares sold under the Plan is no longer required, the holder of such certificate shall be entitled to exchange such certificate for a certificate representing the same number of Shares but lacking such legend.

     13. AMENDMENT OF THE PLAN. The Board may from time to time, with respect to any Shares at the time not subject to Options, suspend or discontinue the Plan or revise or amend it in any respect whatsoever. The Board may amend the Plan as it shall deem advisable, except that no amendment may adversely affect an Optionee with respect to Options previously granted unless such amendments are in connection with compliance with applicable laws; provided that the Board may not make any amendment in the Plan that would, if such amendment were not approved by the holders of the Common Stock, cause the Plan to fail to comply with any requirement or applicable law or regulation, unless and until the approval of the holders of such Common Stock is obtained.

     14. APPLICATION OF FUNDS. The proceeds received by the Company from the sale of Common Stock pursuant to the exercise of an Option will be used for general corporate purposes.

     15. TAX WITHHOLDING. Each recipient of a Grant shall, no later than the date as of which the value of any Grant first becomes includable in the gross income of the recipient for federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Company regarding payment of any federal, state or local taxes of any kind that are required by law to be withheld with respect to such income. An Optionee may elect to have such tax withholding satisfied, in whole or in part, by (i) authorizing the Company to withhold a number of Shares to be issued pursuant to a Grant equal to the Fair Market Value as of the date withholding is effected that would satisfy the withholding amount due, (ii) transferring to the Company Shares owned by the Optionee with a Fair Market Value equal to the amount of the required withholding tax, or (iii) in the case of an Optionee who is an Employee of the Company at the time such withholding is effected, by withholding from the Optionee's cash compensation. Notwithstanding anything contained in the Plan to the contrary, the Optionee's satisfaction of any tax-withholding requirements imposed by the Committee shall be a condition precedent to the Company's obligation as may otherwise by provided hereunder to provide Shares to the Optionee, and the failure of the Optionee to satisfy such requirements with respect to the exercise of an Option shall cause such Option to be forfeited.

     16. NOTICES. All notices under the Plan shall be in writing, and if to the Company, shall be delivered to the Board or mailed to its principal office, addressed to the attention of the Board; and if to the Optionee or recipient of a Grant, shall be delivered personally or mailed to the Optionee or recipient of a Grant at the address appearing in the records of the Participating Company. Such addresses may be changed at any time by written notice to the other party given in accordance with this Section 16.

     17. RIGHTS TO EMPLOYMENT OR OTHER SERVICE. Nothing in the Plan or in any Option or Grant granted pursuant to the Plan shall confer on any individual any right to continue in the employ or other service of the Company (if applicable) or interfere in any way with the right of the Company and its shareholders to terminate the individual's employment or other service at any time.

     18. EXCULPATION AND INDEMNIFICATION. To the maximum extent permitted by law, the Company shall indemnify and hold harmless the members of the Board and the members of the Committee from and against any and all liabilities, costs and expenses incurred by such persons as a result of any act or omission to act in connection with the performance of such person's duties, responsibilities and obligations under the Plan, other than such liabilities, costs and expenses as may result from the gross negligence, bad faith, willful misconduct or criminal acts of such persons.

     19. NO FUND CREATED. Any and all payments hereunder to recipients of Grants hereunder shall be made from the general funds of the Company (or, if applicable, a Participating Company), and no special or separate fund shall be established or other segregation of assets made to assure such payments; provided that bookkeeping reserves may be established in connection with the satisfaction of payment obligations hereunder. The obligations of the Company under the Plan are unsecured and constitute a mere promise by the Company to make benefit payments in the future, and, to the extent that any person acquires a right to receive payments under the Plan from the Company (or, if applicable, a Participating Company), such right shall be no greater than the right of a general unsecured creditor of the Company (or, if applicable, a Participating Company).

     20. CAPTIONS. The use of captions in the Plan is for convenience. The captions are not intended to provide substantive rights.

     21. GOVERNING LAW. THE PLAN SHALL BE GOVERNED BY THE LAWS OF MARYLAND, WITHOUT REFERENCE TO PRINCIPLES OF CONFLICT OF LAWS.

     22. EXECUTION. The Company has caused the Plan to be executed in the name and on behalf of the Company by an officer of the Company thereunto duly authorized.

                                 AMERICA FIRST MORTGAGE INVESTMENTS, INC., a Maryland corporation


                                 By:  /s/ Stewart Zimmerman
                                 Name: Stewart Zimmerman
                                 Title:  President and Chief Executive Officer

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Michael L. Dahir
							                                              Michael L. Dahir

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ George V. Janzen
                                              							George V. Janzen

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ George H. Krauss
							                                              George H. Krauss

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


		                                               /s/ Gregor Medinger
                                              							Gregor Medinger

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2000.


                                           		    /s/ W. David Scott
                                              							W. David Scott