Form 10-Q
period 2000-03-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2000-05-12
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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

                YES   X                  NO

The number of shares of the Registrant's common stock outstanding on May 10, 2000, was 8,871,642.

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEETS


																																																																																				    March 31, 2000
                                                                                           (Unaudited)       Dec. 31, 1999
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   510,790,408     $   475,719,711
 Investment in corporate securities (Note 4)                                                 9,009,383           8,020,026
 Investment in preferred stock                                                               7,745,612           3,130,823
 Cash and cash equivalents
  Unrestricted                                                                               9,546,424          19,895,833
  Restricted                                                                                   591,307           3,709,577
 Accrued interest receivable                                                                 3,472,675           2,855,321
 Other investments	(Note 5)                                                                  3,343,606           3,220,346
 Goodwill, net                                                                               7,538,022           7,587,948
 Other assets		                                                                                146,962             244,888
                                                                                       ---------------     ---------------
                                                                                       $   552,184,399     $   524,384,473
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 6)                                                        $   484,593,253     $   452,101,803
 Accrued interest payable		                                                                    892,018           2,778,842
 Accounts payable		                                                                            495,786             595,805
 Dividends payable		                                                                         1,280,838           1,293,410
 		                                                                                    ---------------     ---------------
                                                                                           487,261,895         456,769,860
       		                                                                              ---------------     ---------------

Stockholders' Equity
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
   8,899,242 and 8,978,642 issued and outstanding in 2000 and 1999, respectively                88,992              89,786
  Additional paid-in capital                                                                75,440,184          75,831,560
  Retained earnings                                                                         (2,662,322)         (2,877,971)
  Accumulated other comprehensive income                                                    (7,944,350)         (5,428,762)
                                                                                       ---------------     ---------------
                                                                                            64,922,504          67,614,613
                                                                                       ---------------     ---------------
                                                                                       $   552,184,399     $   524,384,473
                                                                                       ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                March 31, 2000   March 31, 1999
                                             -----------------  ---------------
Mortgage securities income                     $    8,177,152   $     4,564,789
Corporate securities income                           240,374           130,899
Dividend income                                       204,031              -
Interest income on temporary cash investments         152,834           131,385
                                               ---------------  ---------------
Total interest and dividend income                  8,774,391         4,827,073
Interest expense on borrowed funds                  6,966,395         3,143,155
                                               ---------------  ---------------
Net interest and dividend income                    1,807,996         1,683,918
			                                            ---------------  ---------------
Income from other investments                         148,220           186,697
Loss on sale of investments                              -               (1,534)
                                               ---------------  ---------------
                                                      148,220           185,163
                                               ---------------  ---------------
General and administrative expenses                   461,465           616,193
Minority interest                                        -                  490
                                               ---------------  ---------------
                                                      461,465          616,683
                                               ---------------  ---------------
Net income                                     $    1,494,751   $     1,252,398
			                                            ===============  ===============

Net income, basic, per share                   $          .17   $           .14
			                                            ===============  ===============

Net income, fully diluted, per share           $          .17   $           .14
                                               ===============  ===============



Weighted average number of shares outstanding       9,003,083         9,055,142

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

                                                              Stockholders' Equity
                            --------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                           Treasury                       Other
                                    Common Stock			          Paid-in          Stock     Retained	 Comprehensive
                             # of Shares	       Amount	      Capital	       At Cost     Earnings	        Income	         Total
                            ------------  ------------  ------------   ------------  ------------  ------------  -------------

Balance at December 31, 1999   8,978,642  $    89,786   $ 75,831,560   $      -      $(2,877,971)  $(5,428,762)  $  67,614,613

Comprehensive income:
 Net income                         -             -             -             -        1,494,751          -          1,494,751
	Net unrealized holding gains
   arising during the period        -             -             -             -              -      (2,515,588)     (2,515,588)
                             ------------  ------------ -------------  ------------  ------------  ------------  -------------
Comprehensive income                -             -             -             -        1,494,751    (2,515,588)     (1,020,837)
Dividends paid or accrued           -             -             -             -       (1,279,102)         -         (1,279,102)
Purchase of shares for treasury     -             -             -          392,170          -             -            392,170
Retirement of treasury stock     (79,400)        (794)      (391,376)     (392,170)         -             -           (784,340)
                             ------------  ------------ -------------  ------------  ------------  ------------  -------------
Balance at March 31, 2000      8,899,242   $    88,992  $ 75,440,184   $      -      $(2,662,322)  $(7,944,350)  $  64,922,504
                             ============  ============ =============  ============  ============  ============  =============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                         For the Three       For the Three
                                                          Months Ended        Months Ended
                                                        March 31, 2000      March 31, 1999
                                                       ---------------     ---------------
Cash flows from operating activities
 Net income                                            $    1,494,751      $     1,252,398
  Adjustments to reconcile net income to net cash
  from operating activities:
   Loss on sale of investments                                   -                   1,534
   Minority interest                                             -                     490
   Amortization                                               402,238              221,617
   Increase in interest receivable                           (617,354)            (762,478)
   Decrease in other assets                                    97,926              298,779
   Increase (decrease) in accounts payable                   (100,019)             252,935
   Increase (decrease) in accrued interest payable         (1,886,824)              43,499
                                                      ----------------     ---------------
 Net cash provided by (used in) operating activities         (609,282)           1,308,774
                                                      ----------------     ---------------
Cash flows from investing activities
 Decrease in restricted cash                                3,118,270                 -
 Principal payments on mortgage securities                 21,497,100           25,533,537
 Purchases of mortgage securities                         (59,419,766)        (124,778,490)
 Purchases of corporate securities                           (978,750)            (476,250)
 Purchases of preferred stock                              (4,639,591)            (850,333)
 (Increase) decrease in other investments                    (123,260)              46,855
                                                      ----------------     ---------------
 Net cash used in investing activities                    (40,545,997)        (100,524,681)
                                                      ----------------     ---------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                 32,491,450          106,822,983
 Stock purchased for treasury                                (392,170)                -
 Dividends and distributions paid                          (1,293,410)          (2,447,666)
                                                      ----------------     ---------------
 Net cash provided by financing activities                 30,805,870          104,375,317
                                                      ----------------     ---------------
Net increase (decrease) in cash and cash equivalents      (10,349,409)           5,159,410
Cash and temporary cash investments at beginning
 of period                 	                               19,895,833            6,045,956
                                                      ----------------     ---------------
Cash and temporary cash investments at end of period  $     9,546,424      $    11,205,366
			                                                   ================     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $     8,853,219      $     3,099,656

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

1.  Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund 1), America First Prep Fund 2 Limited Partnership (Prep Fund 2), America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund).

The Company has entered into an advisory agreement with America First Mortgage Advisory Company (the Advisor) which provides advisory services in connection with the conduct of the Company's business activities.

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 2000 financial statements include the
				accounts of the Company and the accompanying 1999 consolidated financial
				statements include the accounts of the Company and its subsidiaries,
			 Pension Fund and Pension Fund's general partner, America First Capital
			 Associates Limited Partnership Six (AFCA 6).   All significant intercompany
			 transactions and accounts have been eliminated in consolidation.  Pension
			 Fund and AFCA 6 were liquidated and dissolved under the terms of their
				respective partnership agreements during December 1999.  In addition, as
			 more fully discussed in Note 5, the Company has an investment in a
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

    Restricted cash represents amounts held with certain lending institutions with which the Company has repurchase agreements. Such amounts may be used to make principal payments on the related repurchase agreements.

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

D)  Credit Risk
	   The Company limits its exposure to credit losses on its investment
			 portfolio by requiring that at least 70% of its investment portfolio
		 	consist of mortgage securities or mortgage loans that are:
			 (i) insured or guaranteed as to principal and interest by an agency of
			 the U.S. government, such as the Government National Mortgage Association
			 (GNMA), the Federal National Mortgage Association (FNMA), or the Federal
			 Home Loan Mortgage Corporation (FHLMC), (ii) rated in one of the two
			 highest rating categories by either Standard & Poor's or	Moody's, or
				(iii) considered to be of equivalent credit quality as	determined by the
			 Advisor and approved by the Company's investment committee.  The remainder
			 of the Company's assets may be: (i)	mortgage assets rated at least
			 investment grade or considered to be of	equivalent credit quality by the
			 Advisor with approval from the Company's	investment committee; (ii) direct
			 investment (mezzanine or equity) in	multifamily projects collateralizing
			 mortgage loans owned by the Company; (iii) investments in limited
			 partnerships, equities, real estate	investment trusts or closed-end funds
			 owning a portfolio of mortgage and/or real estate assets; or (iv) other
			 corporate debt or equity securities or government fixed-income instruments
			 that provide increased call protection relative to the Company's securities.
		  Corporate debt that is rated below investment grade will be limited to less
			 than 5% of the Company's total assets.  As of March 31, 2000, and December
			 31, 1999, approximately 82% and 79%, respectively, of the Company's
			 total assets consisted of mortgage securities insured or guaranteed
			 by the U.S. government or an agency thereof. At March 31, 2000, management
				determined no allowance for credit losses was necessary.

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

    As more fully discussed in Note 7, options to purchase 520,000 and
    300,000	shares of common stock were granted on April 6, 1998, and August
    13, 1999, respectively.  During the quarter ended March 31, 2000, the average price of the Company's stock was slightly greater than the exercise
			 price of the options	granted on August 13, 1999.  As such, exercise of such
			 options under the treasury stock method is slightly dilutive.  Accordingly,
			 these dilutive securities were considered in fully diluted earnings per
			 share. With regard to the options granted on April 6, 1998, the exercise
			 price was greater than the average stock price during the quarters ended
			 March 31, 2000, and March 31, 1999; therefore, exercise of such options
			 under the treasury stock method would be anti-dilutive.  Accordingly,
			 these potentially dilutive securities were not considered in fully diluted earnings per share.

				The following table sets forth the reconciliation of the weighted average
				shares outstanding for the calculation of basic earnings per share to the
				weighted average shares outstanding for the calculation of fully diluted
				earnings per share for each period presented:

                                             March 31, 2000         March 31, 1999
                                             --------------         --------------
Weighted average shares outstanding for
 basic earnings per share                         9,003,083              9,005,142
Add effect of assumed shares issued under
 treasury stock method for stock options              7,207                   -
Weighted average shares outstanding for         -----------            -----------
 diluted earnings per share                       9,010,290              9,005,142
                                                ===========            ===========

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company to display and report
				comprehensive income, which includes all changes in Stockholders' Equity
			 with the exception of additional investments by or dividends to
				shareholders.  Comprehensive income for the Company includes net income and
			 the change in net unrealized holding gains (losses) on investments.
    Comprehensive income for the three months ended March 31, 2000, and March
			 31, 1999 was as follows:


                                                     March 31, 2000      March 31, 1999
                                                        (Unaudited)         (Unaudited)
                                                    ---------------     ---------------
Net income                                          $    1,494,751      $    1,252,398
Change in net unrealized holding gains (losses)         (2,515,588)            802,645
                                                    ---------------     ---------------
Comprehensive income                                $   (1,020,837)     $    2,055,043
                                                    ===============     ===============

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
		 not be material to the financial statements.  Although the Company has not
		 historically used such instruments, it is not precluded from doing so.
	  In the future, management anticipates using such derivative instruments
		 only as hedges to manage interest rate risk. Management does not anticipate
			entering into derivatives for	speculative or trading purposes.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of March 31, 2000 and December 31, 1999.

                                             March 31, 2000
                                                (Unaudited)     December 31, 1999
                                          -----------------     -----------------
FNMA Certificates                         $				 391,701,185		 		$     359,891,164
GNMA Certificates                     			        48,846,610            43,678,897
FHLMC Certificates                               11,638,631            13,220,884
Commercial mortgage-backed securities            16,552,512            16,650,544
Private label CMOs                               42,051,470            42,278,222
                                           -----------------     -----------------
																						                    $     510,790,408     $     475,719,711
                                           =================     =================

At March 31, 2000, and December 31, 1999, mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $473,609,178 and 444,140,267, respectively, and fixed-rate mortgage securities with carrying values of $37,181,230 and $31,579,444, respectively.

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

At March 31, 2000, and December 31, 1999, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities March 31, 2000, and December 31, 1999, respectively:

                                          March 31, 2000
                                             (Unaudited)           Dec. 31, 1999
                                      ------------------      ------------------
Amortized cost                        $      518,737,981      $      481,176,498
Gross unrealized gains                           250,841                 461,675
Gross unrealized losses                       (8,198,414)             (5,918,462)
                                      ------------------      ------------------
Fair value			                 					   $      510,790,408      $      475,719,711
                              					   ==================      ==================

4.  Corporate Securities

Corporate securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate securities as of March 31, 2000, and December 31, 1999:


                                        As of                      As of
                               March 31, 2000          December 31, 1999
                           ------------------         ------------------
Amortized cost             $        9,009,383         $        8,020,026
Gross unrealized gains                112,749                     92,211
Gross unrealized losses              (538,387)                  (174,487)
                           ------------------         ------------------
Fair value                 $        8,583,745         $        7,937,750
                           ==================         ==================

5.  Other Investments
Other investments consisted of the following as of March 31, 2000 and December 31, 1999:

                                                                March 31, 2000
							                                                            (Unaudited)     Dec. 31, 1999
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $   2,513,240      $   2,389,980
Investment in and advances to real estate limited partnerships		      830,366            830,366
                                                                 -------------     -------------
Total                                                           $   3,343,606          3,220,346
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method.
As of March 31, 2000, RCC owned (i) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah, and (ii) a 127-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000. As of December 31, 1999, RCC's investments consisted of (i) its interest in the real estate limited partnership referenced above and (ii) cash which was utilized to acquire the apartment property on January 12, 2000.

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

6.  Repurchase Agreements

As of March 31, 2000, the Company had outstanding balances of $484,593,253 under 45 repurchase agreements with a weighted average borrowing rate of 5.85% and a weighted average remaining maturity of 1.4 months. As of March 31, 2000, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1999, the Company had outstanding balances of $452,101,803 under 38 repurchase agreements with a weighted average borrowing rate of 5.72%.

At March 31, 2000, the repurchase agreements had the following remaining maturities:

Within 30 days		              $165,600,060
30 to 90 days		                310,933,193
90 days to one year              8,060,000
                              -------------
                              $484,593,253
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities and corporate securities with an aggregate current face value of approximately $504.9 million and preferred stock with a current market value of approximately $7.7 million. The repurchase agreements bear interest at rates that are LIBOR based.

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

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of March 31, 2000 and December 31, 1999, respectively, 325,000 and 125,000 ISOs were vested and exercisable. As of March 31, 2000 and December 31, 1999, respectively, 10,000 and 5,000 NQSOs were vested and exercisable. As of March 31, 2000, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 20,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999.
DERs vest on the same basis as the options and payments are made on vested
DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three months ended March 31, 2000, and March 31, 1999, the Company recorded charges of $35,000 and $16,250, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $1,400 and $650, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge will be recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the three months ended March 31, 2000, and March 31, 1999, as part of operations, the Company reflected earnings charges of $96,854 and $58,899, respectively, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
On March 17, 2000, the Company's board of directors declared a dividend of $.14 per share for the quarter ended March 31, 2000, payable on May 17, 2000, to shareholders of record as of April 14, 2000.

8.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the three months ended March 31, 2000, and March 31, 1999, the Advisor earned a base management fee of $182,925 and $189,822, respectively, and incentive compensation of $71,260 and $45,000, respectively.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 5% of gross revenues. Such fees paid by the Company for the three months ended March 31, 2000 and March 31, 1999, amounted to $94,549 and $73,108, respectively.

Item 2.
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The Company was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2"), America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund").

America First Mortgage Advisory Corporation (the "Advisor") provides advisory services to the Company in connection with the conduct of the Company's business activities. The Company's principal investment strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. Since commencing operations and through March 31, 2000, the Company purchased mortgage securities with a face value at the time of purchase of approximately $623 million (mortgage securities with a face value of approximately $51.8 million were purchased during the three months ended March 31, 2000).

The Company has elected to become subject to tax as a real estate investment trust ("REIT") under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. On March 17, 2000, the Company's board of directors declared a dividend of $.14 per share for the quarter ended March 31, 2000, payable on May 17, 2000, to shareholders of record as of April 14, 2000.

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

Due to the on-going implementation of the Company's investment strategy, the currently reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

Liquidity and Capital Resources

The Company's principal sources of capital consist of borrowings under repurchase agreements, principal payments received on its portfolio of mortgage securities and cash provided by operations. Principal uses of cash include the acquisition of investment securities, the payment of operating expenses and the payment of dividends to shareholders.

During the three months ended March 31, 2000, the Company acquired $65 million of mortgage securities, corporate securities and preferred stock. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations of $4.9 million. Net borrowings under such repurchase agreements totaled $32.5 million during the three months ended March 31, 2000. The Company also received principal payments of $21.5 million on its mortgage securities during the three months ended March 31, 2000. Other uses of funds during the three months ended March 31, 2000, consisted of a $1.3 million dividend payment and $0.4 million for the acquisition of 79,400 shares of its own common stock pursuant to a stock repurchase program implemented in the fourth quarter of 1999.

The Company's borrowings under repurchase agreements totaled $484.6 million at March 31, 2000, and had a weighted average borrowing rate of 5.85% as of such date. At March 31, 2000, the repurchase agreements had balances of between $295,000 and $64 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the value of its collateral.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its investment policy.

Results of Operations

Three Month Period Ended March 31, 2000 Compared to 1999

During the three months ended March 31, 2000, total interest and dividend income for the Company increased $3.9 million (82%) as compared to total interest and dividend income for the three months ended March 31, 1999. This increase is primarily the result of a 69% increase in the Company's interest earning assets from March 31, 1999, to March 31, 2000. Also contributing to the increase was an increase in the annualized yield on the Company's interest earning assets to 6.70% for the three months ended March 31, 2000, up from 6.29% for the comparable period in 1999.

The Company's interest expense increased $3.8 million (122%) for the three months ended March 31, 2000 compared to the comparable period in 1999. Such increase is primarily due to the increase in funds borrowed from $291.7 million at March 31, 1999, to $484.6 million at March 31, 2000. In addition, the Company's interest cost on such borrowed funds increased to an average of 5.95% for the three months ended March 31, 2000 from 5.16% for the three months ended March 31, 1999.

Income from other investments decreased $38,000 due to a reduction in the Company's investments in real estate limited partnerships.

General and administrative expenses for the Company for the three months ended March 31, 2000 decreased $155,000 as compared to the three months ended March 31, 1999. Approximately $45,000 of such decrease is due to expenses incurred in 1999 by a consolidated subsidiary which was liquidated in December 1999. The remaining decrease of $110,000 is primarily attributable to decreases in various servicing, filing fees and printing costs.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of March 31, 2000, the Company determined that it is in and has maintained compliance with this requirement.

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

There have been no material changes in the Company's market risk since December 31, 1999.

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

              10.5  Addendum to Employment Agreement of Stewart Zimmerman

              10.6  Addendum to Employment Agreement of William S. Gorin

              10.7  Addendum to Employment Agreement of Ronald A. Freydberg

              10.8  Amended and Restated 1997 Stock Option Plan of the Company
																			 (incorporated herein by reference to Form 10-K dated
																				December 31, 1999, filed with the Securities and Exchange
                    Commission (Commission File No. 1-13991)).

              10.9 Form of Dividend Reinvestment Plan (incorporated herein by reference to Appendix C of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

														27.   Financial Data Schedule

           (b) Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2000          AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer

                                   EXHIBIT 10-5

                                   ADDENDUM TO
                              EMPLOYMENT AGREEMENT

THIS ADDENDUM TO EMPLOYEMENT AGREEMENT (this "Addendum") is entered as of this 1st day of July, 2000 by and between AMERICA FIRST MORTGAGE ADVISORY CORPORATION, a Maryland corporation with its office at 399 Park Avenue, 36th Floor, New York, New York 10022 (the "Company") and STEWART ZIMMERMAN, an individual residing at 3063 Wynsum Avenue, Merrick, New York 11566 (the "Employee").
                              W I T N E S S E T H :

WHEREAS the Employee entered into an employment agreement, dated October 23, 1997, with America First Companies L.L.C., which agreement has been assigned to and assumed by the Company (the "Agreement"), under which the Employee has agreed to serve as the President and Chief Executive Officer of the Company for a term ending on June 30, 2000 subject to all the provisions thereof; and

WHEREAS, the Company and the Employee desire to extend the period of employment beyond June 30, 2000 on the same terms and conditions as are set forth in the Agreement, except as specifically amended by this Addendum;

NOW THEREFORE, the parties hereby covenant and agree as follows:

1. Term of Employment. (a) The Company and the Employee hereby agree to extend the term of employment provided for in Section 3(v) of the Agreement to June 30, 2003. All other provisions of Section 3 of the Agreement shall remain in force as written other than subsection (iv) thereof (relating to termination due to failure to form America First Mortgage Investments, Inc.) which the parties agree to eliminate.

     (b)	The reference to June 30, 2000 in Section 13(c) of the Agreement
(relating to the effect of termination of employment) is changed to June
30, 2003.

2. Base Compensation. Section 4 of the Agreement is hereby amended to provide for an annual base salary of Two Hundred Seventy Five Thousand Seven Hundred Dollars ($275,700) to be paid by the Company to the Employee for services rendered by the Employee as President of the Company during the term of this Addendum.

3. Bonus. Section 5 of the Agreement is hereby amended to provide that for each calendar year during the term of this Addendum, the Employee shall be eligible to receive a bonus in such amount as the Chairman of the Company may determine in his discretion, based on the (i) the preservation of shareholders' equity of America First Mortgage Investments, Inc. ("MFA"), (ii) the growth in total assets and shareholders' equity of MFA and (iii) the return to MFA shareholders. Such bonus, if any, shall be paid by the Company to the Employee in a lump sum within sixty (60) days of the end of the calendar year to which it relates.

4. Conforming Changes. (a) The parties agree that the Agreement shall be deemed to be amended as is necessary to reflect the assignment of the Agreement to, and assumption of the Agreement by, the Company.

     (b)	The parties agree that the reference to the "Board" in Section 14 of the Agreement shall mean the respective boards of directors of the Company and
America First Mortgage Investments, Inc.

     (c)	The parties agree that Section 22 of the Agreement is no longer applicable and is hereby eliminated from the Agreement.

5. Remaining Terms Unchanged. The parties agree that all terms and conditions of the Agreement not specifically amended by the Addendum shall remain in full force and effect.

IN WITNESS THEREOF, the Company and the Employee have executed this Addendum as of the date first above written:

                              AMERICA FIRST MORTGAGE ADVISORY CORPORATION

                              By /s/ Michael Yanney
                                	Michael Yanney
                                 Chairman

                                 /s/ Stewart Zimmerman
                                 Stewart Zimmerman

                                  EXHIBIT 10-6

                                  ADDENDUM TO
                              EMPLOYMENT AGREEMENT

THIS ADDENDUM TO EMPLOYEMENT AGREEMENT (this "Addendum") is entered as of this 1st day of January, 2000 by and between AMERICA FIRST MORTGAGE ADVISORY CORPORATION, a Maryland corporation with its office at 399 Park Avenue, 36th Floor, New York, New York 10022 (the "Company") and WILLIAM S. GORIN, an individual residing at 1365 York Avenue, Apartment 15K, New York, New York 10021 (the "Employee").

                             W I T N E S S E T H :

WHEREAS the Employee entered into an employment agreement, dated July 1, 1997, with America First Companies L.L.C., which agreement has been assigned to and assumed by the Company (the "Agreement"), under which the Employee has agreed to serve as the Executive Vice President of the Company for a term ending on June 30, 2000 subject to all the provisions thereof; and

WHEREAS, the Company and the Employee desire to extend the period of employment beyond June 30, 2000 on the same terms and conditions as are set forth in the Agreement, except as specifically amended by this Addendum;

NOW THEREFORE, the parties hereby covenant and agree as follows:

1. Term of Employment. (a) The Company and the Employee hereby agree to extend the term of employment provided for in Section 3(v) of the Agreement to June 30, 2003. All other provisions of Section 3 of the Agreement shall remain in force as written other than subsection (iv) thereof (relating to termination due to failure to form America First Mortgage Investments, Inc.) which the parties agree to eliminate.

     (b)	The reference to June 30, 2000 in Section 13(c) of the Agreement
(relating to the effect of termination of employment) is changed to June
30, 2003.

2. Part Time Employment. Section 2 of the Agreement is hereby amended to reflect the agreement of the Company and the Employee that the Employee will devote approximately 25% of his business time and effort to the performance of his duties as Executive Vice President of the Company.

3. Base Compensation. Section 4 of the Agreement is hereby amended to provide for an annual base salary to be paid by the Company to the Employee for services rendered by the Employee as Executive Vice President of the Company of Forty Five Thousand Dollars ($45,000) beginning on January 1,
2000. The Company acknowledges that Employee expects to devote substantially all of his remaining business time and effort to the performance of duties on behalf of America First Companies L.L.C., an affiliate of the Company ("America First"), which will pay Employee a separate annual salary of $135,000 beginning on January 1, 2000 and continuing during the term hereof pursuant to a separate agreement attached hereto as Annex A. The Company agrees that if it and America First decide that during any twelve month period of this Agreement the Employee will spend more or less time on the business and affairs of the Company than the amount contemplated by Section 2 hereof (on other than a temporary basis), then the Company and America First may agree to redistribute the payment of the Employee's compensation between themselves, in which case the amount of the annual salary payable by the Company under this Section 3 will be adjusted accordingly and Employee hereby agrees and consents to such adjustment.

4. Bonus. Section 5 of the Agreement is hereby amended to provide that for each calendar year during the term of this Addendum, the Employee shall be eligible to receive a bonus in such amount as the Chairman of the Company may determine in his discretion, based on the (i) the preservation of shareholders' equity of America First Mortgage Investments, Inc. ("MFA"), (ii) the growth in total assets and shareholders' equity of MFA and (iii) the return to MFA shareholders. Such bonus, if any, shall be paid by the Company to the Employee in a lump sum within sixty (60) days of the end of the calendar year to which it relates.

5. Conforming Changes. (a) The parties agree that the Agreement shall be deemed to be amended as is necessary to reflect the assignment of the Agreement to, and assumption of the Agreement by, the Company.

     (b)	The parties agree that the reference to the "Board" in Section 14 of the Agreement shall mean the respective boards of directors of the Company and
America First Mortgage Investments, Inc.

     (c)	The parties agree that Section 22 of the Agreement is no longer applicable and is hereby eliminated from the Agreement.

6. Remaining Terms Unchanged. The parties agree that all terms and conditions of the Agreement not specifically amended by the Addendum shall remain in full force and effect.

IN WITNESS THEREOF, the Company and the Employee have executed this Addendum as of the date first above written:

                                  AMERICA FIRST MORTGAGE ADVISORY CORPORATION


                                  By /s/ Stewart Zimmerman
                                    	Stewart Zimmerman
																																				 President and	Chief Executive Officer



																																				/s/ William S. Gorin

                                 EXHIBIT 10-7

                                  ADDENDUM TO
                              EMPLOYMENT AGREEMENT

THIS ADDENDUM TO EMPLOYEMENT AGREEMENT (this "Addendum") is entered as of this 1st day of January, 2000 by and between AMERICA FIRST MORTGAGE ADVISORY CORPORATION, a Maryland corporation with its office at 399 Park Avenue, 36th Floor, New York, New York 10022 (the "Company") and RONALD FREYDBERG, an individual residing at 59 Greenway Circle, Rye Brook, New York 10573 (the "Employee").

                              W I T N E S S E T H :

WHEREAS the Employee entered into an employment agreement, dated July 16, 1997, with America First Companies L.L.C., which agreement has been assigned to and assumed by the Company (the "Agreement"), under which the Employee has agreed to serve as the Senior Vice President of the Company for a term ending on June 30, 2000 subject to all the provisions thereof; and

WHEREAS, the Company and the Employee desire to extend the period of employment beyond June 30, 2000 on the same terms and conditions as are set forth in the Agreement, except as specifically amended by this Addendum;

NOW THEREFORE, the parties hereby covenant and agree as follows:

1. Term of Employment. (a) The Company and the Employee hereby agree to extend the term of employment provided for in Section 3(v) of the Agreement to June 30, 2003. All other provisions of Section 3 of the Agreement shall remain in force as written other than subsection (iv) thereof (relating to termination due to failure to form America First Mortgage Investments, Inc.) which the parties agree to eliminate.

     (b)	The reference to June 30, 2000 in Section 13(c) of the Agreement
(relating to the effect of termination of employment) is changed to June 30, 2003.

2. Base Compensation. Section 4 of the Agreement is hereby amended to provide for an annual base salary to be paid by the Company to the Employee for services rendered by the Employee as Senior Vice President of the Company as follows:

              Period	                           Salary

January 1, 2000 to December 31, 2001          	$150,000

January 1, 2001 to December 31, 2002	          $155,000

January 1, 2002 to June 30, 2003	              $160,000

3. Bonus. Section 5 of the Agreement is hereby amended to provide that for each calendar year during the term of this Addendum, the Employee shall be eligible to receive a bonus in such amount as the Chairman of the Company may determine in his discretion, based on the (i) the preservation of shareholders' equity of America First Mortgage Investments, Inc. ("MFA"), (ii) the growth in total assets and shareholders' equity of MFA and (iii) the return to MFA shareholders. Such bonus, if any, shall be paid by the Company to the Employee in a lump sum within sixty (60) days of the end of the calendar year to which it relates.

4. Conforming Changes. (a) The parties agree that the Agreement shall be deemed to be amended as is necessary to reflect the assignment of the Agreement to, and assumption of the Agreement by, the Company.

     (b)	The parties agree that the reference to the "Board" in Section 14 of the Agreement shall mean the respective boards of directors of the Company and
America First Mortgage Investments, Inc.

     (c)	The parties agree that Section 22 of the Agreement is no longer applicable and is hereby eliminated from the Agreement.

5. Remaining Terms Unchanged. The parties agree that all terms and conditions of the Agreement not specifically amended by the Addendum shall remain in full force and effect.

IN WITNESS THEREOF, the Company and the Employee have executed this Addendum as of the date first above written:

                                 AMERICA FIRST MORTGAGE ADVISORY CORPORATION

                                 By /s/ 	Stewart Zimmerman
                                    Stewart Zimmerman
                                    President and	Chief Executive Officer

                                   /s/  Ronald Freydberg
                                   Ronald Freydberg