Form 10-Q
period 2000-06-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2000-08-11
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

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

                YES   X                  NO

The number of shares of the Registrant's common stock outstanding on August 7, 2000, was 8,870,446.

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEETS


																																																																																				     June 30, 2000
                                                                                           (Unaudited)       Dec. 31, 1999
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   486,096,972     $   475,719,711
 Investment in corporate debt securities (Note 4)                                           12,830,082           8,020,026
 Investment in corporate equity securities (Note 5)                                          9,743,117           3,130,823
 Cash and cash equivalents
  Unrestricted                                                                              16,205,439          19,895,833
  Restricted                                                                                   927,695           3,709,577
 Accrued interest and dividends receivable                                                   3,466,226           2,855,321
 Other investments	(Note 6)                                                                  3,261,482           3,220,346
 Goodwill, net                                                                               7,488,097           7,587,948
 Other assets		                                                                                645,738             244,888
                                                                                       ---------------     ---------------
                                                                                       $   540,664,848     $   524,384,473
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 7)                                                        $   472,415,829     $   452,101,803
 Accrued interest payable		                                                                  1,410,995           2,778,842
 Accounts payable		                                                                            418,021             595,805
 Dividends payable		                                                                         1,296,952           1,293,410
 		                                                                                    ---------------     ---------------
                                                                                           475,541,797         456,769,860
       		                                                                              ---------------     ---------------

Stockholders' Equity
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
   8,873,946 and 8,978,642 issued and outstanding in 2000 and 1999, respectively                88,739              89,786
  Additional paid-in capital                                                                75,314,151          75,831,560
  Retained earnings                                                                         (2,554,186)         (2,877,971)
  Accumulated other comprehensive income                                                    (7,725,653)         (5,428,762)
                                                                                       ---------------     ---------------
                                                                                            65,123,051          67,614,613
                                                                                       ---------------     ---------------
                                                                                       $   540,664,848     $   524,384,473
                                                                                       ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                 For the Three    For the Three     For the Six     For the Six
                                                  Months Ended     Months Ended    Months Ended    Months Ended
                                                 June 30, 2000    June 30, 1999   June 30, 2000   June 30, 1999
                                             -----------------  ---------------  --------------   -------------
Mortgage securities income                     $    8,434,999   $     6,023,386  $   16,612,151   $  10,588,175
Corporate debt securities income                      255,986           139,816         496,360         270,715
Dividend income                                       255,019           120,915         459,050         177,818
Interest income on temporary cash investments         140,174            62,512         293,008         136,994
                                               ---------------  ---------------  --------------   -------------
Total interest and dividend income                  9,086,178         6,346,629      17,860,569      11,173,702
Interest expense on borrowed funds                  7,626,956         4,318,692      14,593,351       7,461,847
                                               ---------------  ---------------  --------------   -------------
Net interest and dividend income                    1,459,222         2,027,937       3,267,218       3,711,855
			                                            ---------------  ---------------  --------------   -------------
Income from other investments                         354,142            62,125         502,362         248,822
Gain on sale of investments                           119,619            56,528         119,619          54,994
                                               ---------------  ---------------  --------------   -------------
                                                      473,761           118,653         621,981         303,816
                                               ---------------  ---------------  --------------   -------------
General and administrative expenses                   512,495           628,400         973,960       1,244,593
Minority interest                                        -                4,230            -              4,720
                                               ---------------  ---------------  --------------   -------------
                                                      512,495           632,630         973,960       1,249,313
                                               ---------------  ---------------  --------------   -------------
Net income                                     $    1,420,488   $     1,513,960  $    2,915,239   $   2,766,358
			                                            ===============  ===============  ==============   =============

Net income, basic, per share                   $          .16   $           .17  $          .33   $         .31
			                                            ===============  ===============  ==============   =============

Net income, fully diluted, per share           $          .16   $           .17  $          .33   $         .31
                                               ===============  ===============  ==============   =============



Weighted average number of shares outstanding       8,877,434         9,055,142       8,906,186       9,055,142

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

                                                              Stockholders' Equity
                            --------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                           Treasury                       Other
                                    Common Stock			          Paid-in          Stock     Retained	 Comprehensive
                             # of Shares	       Amount	      Capital	       At Cost     Earnings	        Income	         Total
                            ------------  ------------  ------------   ------------  ------------  ------------  -------------

Balance at December 31, 1999   8,978,642  $    89,786   $ 75,831,560   $      -      $(2,877,971)  $(5,428,762)  $  67,614,613

Comprehensive income:
 Net income                         -             -             -             -        2,915,239          -          2,915,239
	Net unrealized holding losses
   arising during the period        -             -             -             -             -       (2,375,887)     (2,375,887)
 Plus: reclassification
   adjustment for losses included
   in net income                    -             -             -             -             -           78,996          78,996
                             ------------  ------------ -------------  ------------  ------------  ------------  -------------
Comprehensive income                -             -             -             -        2,915,239    (2,296,891)        618,348
Dividends paid or accrued           -             -             -             -       (2,591,454)         -         (2,591,454)
Common stock issued                7,804           78         39,918          -             -             -             39,996
Purchase of shares for treasury     -             -             -          (558,452)        -             -           (558,452)
Retirement of treasury stock    (112,500)      (1,125)      (557,327)       558,452	        -             -               -
                             ------------  ------------ -------------  ------------  ------------  ------------  -------------
Balance at June 30, 2000       8,873,946   $   88,739   $ 75,314,151   $      -      $(2,554,186)  $(7,725,653)  $  65,123,051
                             ============  ============ =============  ============  ============  ============  =============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                           For the Six         For the Six
                                                          Months Ended        Months Ended
                                                         June 30, 2000       June 30, 1999
                                                       ---------------     ---------------
Cash flows from operating activities
 Net income                                            $    2,915,239      $     2,766,358
  Adjustments to reconcile net income to net cash
  from operating activities:
   Gain on sale of investments                               (119,619)             (54,994)
   Minority interest                                             -                   4,720
   Amortization                                               892,629              792,429
   Increase in accrued interest and dividends receivable     (610,905)            (892,579)
   (Increase) decrease in other assets                        157,797           (1,255,642)
   Increase (decrease) in accounts payable                   (177,784)             363,765
   Increase (decrease) in accrued interest payable         (1,367,847)             667,389
                                                      ----------------     ---------------
 Net cash provided by operating activities                  1,689,510            2,391,446
                                                      ----------------     ---------------
Cash flows from investing activities
 Decrease in restricted cash                                2,781,882                 -
 Principal payments on mortgage securities                 47,821,943           49,725,446
 Proceeds from sale of mortgage securities                  5,018,677                 -
 Proceeds from sale of corporate debt securities              372,500                 -
 Proceeds from sale of corporate equity securities             42,294            1,070,972
 (Increase) decrease in other investments                     (41,136)              34,730
 Purchases of mortgage securities                         (67,095,668)        (225,430,664)
 Purchases of corporate debt securities                    (4,963,750)          (1,049,000)
 Purchases of corporate equity securities                  (6,480,808)          (1,351,830)
                                                      ----------------     ---------------
 Net cash used in investing activities                    (22,544,066)        (177,000,346)
                                                      ----------------     ---------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                 20,314,026          180,418,806
 Stock purchased for treasury                                (558,452)                -
 Dividends and distributions paid                          (2,591,412)          (4,871,307)
                                                      ----------------     ---------------
 Net cash provided by financing activities                 17,164,162          175,547,499
                                                      ----------------     ---------------
Net (decrease) increase in cash and cash equivalents       (3,690,394)             938,599
Cash and temporary cash investments at beginning
 of period                 	                               19,895,833            6,045,956
                                                      ----------------     ---------------
Cash and temporary cash investments at end of period  $    16,205,439      $     6,984,555
			                                                   ================     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $    15,961,198      $     6,794,458

Supplemental disclosure of non-cash investing activities:
 Goodwill of $150,000 was recorded by the Company in 1999 as a result of the Merger.

 During the six months ended June 30, 2000, the Company issued 7,804 shares of its common stock to its non-employee directors in partial payment of the annual retainer paid by the Company to such directors.  The aggregate value of such common stock issued was $39,996.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

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

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 2000 financial statements include the
				accounts of the Company and the accompanying 1999 consolidated financial
				statements include the accounts of the Company and its subsidiaries,
			 Pension Fund and Pension Fund's general partner, America First Capital
			 Associates Limited Partnership Six (AFCA 6).   All significant intercompany
			 transactions and accounts have been eliminated in consolidation.  Pension
			 Fund and AFCA 6 were liquidated and dissolved under the terms of their
				respective partnership agreements during December 1999.  In addition, as
			 more fully discussed in Note 6, the Company has an investment in a
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

C)  Mortgage Securities, Corporate Debt Securities and Corporate Equity
    Securities
	   Statement of Financial Accounting Standards No. 115, "Accounting for
				Certain Investments in Debt and Equity Securities" (SFAS 115), requires
				the Company to classify its investments in mortgage securities,
				corporate debt securities and corporate equity securities (collectively
			 referred to as investment securities) as either held-to-maturity,
			 available-for-sale or trading.

 			Although the Company generally intends to hold most of its mortgage
			 securities until maturity, it may, from time to time, sell any of its
			 mortgage securities as part of its overall management of its business.
			 In order to be prepared to respond to potential future opportunities in the
				market, to sell mortgage securities in order to optimize the portfolio's
			 total return and to retain its ability to respond to economic conditions
			 that require the Company to sell assets in order to maintain an appropriate
			 level of liquidity, the Company has classified all its mortgage securities
			 as available-for-sale.  Likewise, the Company has classified all its
			 corporate equity securities as available-for-sale.  Mortgage securities and
			 corporate equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and
			 reported in other	comprehensive income.  Corporate debt securities are
			 classified as held-to-maturity and are carried at amortized cost.

    Unrealized losses on investment securities that are considered
			 other-than-temporary, as measured by the amount of decline in fair value
			 attributable to factors other than temporary, are recognized in income and
			 the cost basis of the investment security is adjusted.
		  Other-than-temporary unrealized losses on mortgage securities are based on
			 management's assessment of various factors affecting the expected cash flow
			 from such securities, including an other-than-temporary deterioration of
			 the credit quality of the underlying mortgages and/or the credit protection
			 available to the related mortgage pool.

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

    Dividend income is recognized based on the ex-dividend date.

D)  Credit Risk
	   The Company limits its exposure to credit losses on its investment
			 portfolio by requiring that at least 70% of its investment portfolio
		 	consist of mortgage securities or mortgage loans that are:
			 (i) insured or guaranteed as to principal and interest by an agency of
			 the U.S. government, such as the Government National Mortgage Association
			 (GNMA), the Federal National Mortgage Association (FNMA), or the Federal
			 Home Loan Mortgage Corporation (FHLMC), (ii) rated in one of the two
			 highest rating categories by either Standard & Poor's or	Moody's, or
				(iii) considered to be of equivalent credit quality as	determined by the
			 Advisor and approved by the Company's investment committee.  The remainder
			 of the Company's assets may be: (i)	mortgage assets rated at least
			 investment grade or considered to be of	equivalent credit quality by the
			 Advisor with approval from the Company's	investment committee; (ii) direct
			 investment (mezzanine or equity) in	multifamily projects collateralizing
			 mortgage loans owned by the Company; (iii) investments in limited
			 partnerships, equities, real estate	investment trusts or closed-end funds
			 owning a portfolio of mortgage and/or real estate assets; or (iv) other
			 corporate debt or corporate equity securities or government fixed-income
			 instruments that provide increased call protection relative to the
			 Company's securities.  Corporate debt that is rated below investment grade
			 will be limited to less than 5% of the Company's total assets.  As of June
			 30, 2000, and December 31, 1999, approximately 79% of the Company's total
			 assets consisted of mortgage securities insured or guaranteed by the U.S.
			 government or an agency thereof.  At June 30, 2000, management	determined
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

    As more fully discussed in Note 8, options to purchase 520,000 and
    300,000	shares of common stock were granted on April 6, 1998, and August
    13, 1999, respectively.  During the quarter ended June 30, 2000, the average price of the Company's stock was slightly greater than the exercise
			 price of the options	granted on August 13, 1999.  As such, exercise of such
			 options under the treasury stock method is slightly dilutive.  Accordingly,
			 these dilutive securities were considered in fully diluted earnings per
			 share.  With regard to the options granted on April 6, 1998, the exercise
			 price is greater than the average stock price during the quarters ended
			 June 30, 2000, and June 30, 1999; therefore, exercise of such options
			 under the treasury stock method would be anti-dilutive.  Accordingly,
			 these potentially dilutive securities were not considered in fully diluted earnings per share.

				The following table sets forth the reconciliation of the weighted average
				shares outstanding for the calculation of basic earnings per share to the
				weighted average shares outstanding for the calculation of fully diluted
				earnings per share for each period presented:

                                              For the Three    For the Three      For the Six     For the Six
                                               Months Ended     Months Ended     Months Ended    Months Ended
                                              June 30, 2000    June 30, 1999    June 30, 2000   June 30, 1999
                                             --------------   --------------    -------------   -------------
Weighted average shares outstanding for           8,877,434        9,055,142       8,906,186        9,055,142
 basic earnings per share
Add effect of assumed shares issued under
 treasury stock method for stock options             14,973               -           11,282               -
Weighted average shares outstanding for      --------------   ---------------   -------------   --------------
 diluted earnings per share                       8,892,407        9,055,142       8,917,468        9,055,142
                                             ==============   ===============   =============   ==============

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company to display and report
				comprehensive income, which includes all changes in Stockholders' Equity
			 with the exception of additional investments by or dividends to
				shareholders.  Comprehensive income for the Company includes net income and
			 the change in net unrealized holding gains (losses) on investments.
    Comprehensive income for the three and six months ended June 30, 2000, and
    1999 was as follows:

                                                      For the Three     For the Three     For the Six     For the Six
                                                       Months Ended      Months Ended    Months Ended    Months Ended
                                                      June 30, 2000     June 30, 1999   June 30, 2000   June 30, 1999
                                                        (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)
                                                    ---------------   ---------------   -------------   -------------
Net income                                          $   1,420,488     $    1,513,960    $  2,915,239    $   2,766,358
Other comprehensive income (loss)
 Unrealized holding gains (losses)
  Net unrealized holding gains (losses) arising
   during the period                                       139,701         (2,351,261)     (2,375,887)     (1,548,616)
  Plus: reclassification adjustment for losses
   included in net income                                   78,996               -             78,996            -
                                                    ---------------   ----------------  --------------  --------------
  Change in net unrealized holding gains (losses)										218,697         (2,351,261)     (2,296,891)     (1,548,616)
                                                    ---------------   ----------------  --------------  --------------
Comprehensive income (loss)                         $    1,639,185    $      (837,301)  $     618,348   $   1,217,742
                                                    ===============   ================  ==============  ==============

H)  Federal Income Taxes
    The Company has elected to be taxed as a real estate investment trust
    (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of state law. As such, no provision for income taxes has been made in the accompanying consolidated financial statements.

I) New Accounting Pronouncement
		 In June, 1998, the Financial Accounting Standards Board issued Financial
			Accounting Standards No. 133, "Accounting for Derivative Instruments and
		 Hedging Activities " (FAS 133).  Certain provisions of FAS 133 were amended by Financial Accounting Standards No. 138, "Accounting for Certain
			Derivative Instruments and Certain Hedging Activities" (FAS 138) in June,
		 2000. The statements provide new accounting	and reporting standards for the
		 use of derivative instruments.  Adoption of the statements is required by
		 the Company effective January 1, 2001.  Management intends to adopt the
		 statements as required in fiscal 2001.  Management believes that the impact
		 of such adoption will not be material to the financial statements. 	Although
		 the Company has not historically used such derivative instruments, it is not
		 precluded from doing so.  In the future, management anticipates using such
		 derivative instruments only as hedges to manage interest rate risk.
		 Management does not anticipate	entering into derivatives for	speculative or
		 trading purposes.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of June 30, 2000 and December 31, 1999.

                                              June 30, 2000
                                                (Unaudited)     December 31, 1999
                                          -----------------     -----------------
FNMA Certificates                         $				 381,307,750		 		$     359,891,164
GNMA Certificates                     			        34,927,772            43,678,897
FHLMC Certificates                               10,527,924            13,220,884
Commercial mortgage-backed securities            17,131,000            16,650,544
Private label CMOs                               42,202,526            42,278,222
                                           -----------------     -----------------
																						                    $     486,096,972     $     475,719,711
                                           =================     =================

At June 30, 2000, and December 31, 1999, mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $455,599,401 and $444,140,267, respectively, and fixed-rate mortgage securities with carrying values of $30,497,571 and $31,579,444, respectively.

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

At June 30, 2000, and December 31, 1999, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities at June 30, 2000, and December 31, 1999, respectively:

                                           June 30, 2000
                                             (Unaudited)           Dec. 31, 1999
                                      ------------------      ------------------
Amortized cost                        $      494,021,816      $      481,176,498
Gross unrealized gains                           232,068                 461,675
Gross unrealized losses                       (8,156,912)             (5,918,462)
                                      ------------------      ------------------
Fair value			                 					   $      486,096,972      $      475,719,711
                              					   ==================      ==================

4.  Corporate Debt Securities

Corporate debt securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate debt securities as of June 30, 2000, and December 31, 1999:


                                        As of
                                June 30, 2000                      As of
                                  (Unaudited)          December 31, 1999
                           ------------------         ------------------
Amortized cost             $       12,830,082         $        8,020,026
Gross unrealized gains                   -                        92,211
Gross unrealized losses              (723,632)                  (174,487)
                           ------------------         ------------------
Fair value                 $       12,106,450         $        7,937,750
                           ==================         ==================

5.  Corporate Equity Securities

Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities as of June 30, 2000, and December 31, 1999:


                                        As of
                                June 30, 2000                      As of
                                  (Unaudited)          December 31, 1999
                           ------------------         ------------------
Cost                       $        9,543,926         $        3,102,798
Gross unrealized gains                627,483                    224,865
Gross unrealized losses              (428,292)                  (196,840)
                           ------------------         -------------------
Fair value                 $        9,743,117         $        3,130,823
                           ==================         ==================

6.  Other Investments
Other investments consisted of the following as of June 30, 2000 and December 31, 1999:

                                                                         As of
                                                                 June 30, 2000             As of
							                                                             (Unaudited)    Dec. 31, 1999
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $   2,431,116      $   2,389,980
Investment in and advances to real estate limited partnerships		      830,366            830,366
                                                                 -------------     -------------
Total                                                           $   3,261,482          3,220,346
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method.
As of June 30, 2000, RCC owned (i) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah, and (ii) a 127-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000. As of December 31, 1999, RCC's investments consisted of (i) its interest in the real estate limited partnership referenced above and (ii) cash which was utilized to acquire the apartment property on January 12, 2000.

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

7.  Repurchase Agreements

As of June 30, 2000, the Company had outstanding balances of $472,415,829 under 48 repurchase agreements with a weighted average borrowing rate of 6.62% and a weighted average remaining maturity of 2.3 months. As of June 30, 2000, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1999, the Company had outstanding balances of $452,101,803 under 38 repurchase agreements with a weighted average borrowing rate of 5.72%.

At June 30, 2000, the repurchase agreements had the following remaining maturities:

Within 30 days		              $ 335,651,408
30 to 90 days		                   5,809,750
90 days to one year             130,954,671
                              -------------
                              $ 472,415,829
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities and corporate debt securities with an aggregate current face value of approximately $485.5 million and corporate equity securities with a current market value of approximately $9.7 million. The repurchase agreements bear interest at rates that are LIBOR based.

8.  Stockholders' Equity

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

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of June 30, 2000 and December 31, 1999, respectively, 450,000 and 325,000 ISOs were vested and exercisable. As of June 30, 2000 and December 31, 1999, 20,000 NQSOs were vested and exercisable. As of June 30, 2000, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 5,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs on ISOs vest on the same basis as the options. DERs on NQSOs became fully vested in April, 1999. Payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three and six months ended June 30, 2000, the Company recorded charges of $70,000 and $105,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $700 and $2,100, respectively, to earnings associated with DERs on NQSOs.
For the three and six months ended June 30, 1999, the Company recorded charges of $31,250 and $47,500, respectively, to stockholders' equity (included in dividends paid or accrued) associated with DERs on ISOs and charges of $1,250 and $1,900, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge will be recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the three and six months ended June 30, 2000, as part of operations, the Company reflected earnings charges of $55,821 and $152,675, respectively, representing the value of ISOs/DERs granted over their vesting period. For the three and six months ended June 30, 1999, as part of operations, the Company reflected earnings charges of $58,899 and $117,798, respectively, representing the value of the ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
The Company declared the following distributions during 2000 and 1999:


                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------

During 2000:

March 17, 2000       April 14, 2000      May 17, 2000        $      .140
June 14, 2000        June 30, 2000       August 17, 2000     $      .140

During 1999:

March 24, 1999       April 5, 1999       May 17, 1999        $      .265 (1)
June 14, 1999        June 30, 1999       August 17, 1999     $      .125

(1) As part of the Merger transaction, the Company made quarterly distributions of $.265 per common share ($1.06 per common share per year) in the first year following the Merger (i.e. through the first quarter of 1999.)


Stock Repurchase Plan
---------------------
In connection with the Company's 400,000 share repurchase program, the Company purchased and retired 112,500 shares during the six months ended June 30, 2000, at an aggregate cost of $558,452 (33,100 shares at an aggregate cost of $166,282 for the three months ended June 30, 2000). Since implementing the stock repurchase program during the fourth quarter of 1999, through June 30, 2000, the Company has purchased and retired 197,100 shares at an aggregate cost of $970,660.

9.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the three and six months ended June 30, 2000, the Advisor earned a base management fee of $179,422 and $362,347, respectively, and incentive compensation of $53,969 and $125,229, respectively. For the three and six months ended June 30, 1999, the Advisor earned a base management fee of $192,964 and $382,786, respectively, and incentive compensation of $89,689 and $134,607, respectively.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 5% of gross revenues. Such fees paid by the Company for the three and six months ended June 30, 2000, amounted to $97,017 and $191,566, respectively. Such fees paid by the Company for the three and six months ended June 30, 1999, amounted to $82,082 and $167,445, respectively.

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

America First Mortgage Advisory Corporation (the "Advisor") provides advisory services to the Company in connection with the conduct of the Company's business activities. The Company's principal investment strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. Since commencing operations and through June 30, 2000, the Company purchased mortgage securities with a face value at the time of purchase of approximately $630.5 million (mortgage securities with a face value of approximately $59.4 million were purchased during the six months ended June 30, 2000).

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. On June 14, 2000, the Company's board of directors declared a dividend of $.14 per share for the quarter ended June 30, 2000, payable on August 17, 2000, to shareholders of record as of June 30, 2000. On March 17, 2000, the Company's board of directors declared a dividend of $.14 per share for the quarter ended March 31, 2000, payable on May 17, 2000, to shareholders of record as of April 14, 2000.

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

During the six months ended June 30, 2000, the Company acquired $78.5 million of mortgage securities, corporate debt securities and corporate equity securities. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations of $7.0 million. Net borrowings under such repurchase agreements totaled $20.3 million during the six months ended June 30, 2000. The Company also received principal payments of $47.8 million on its mortgage securities during the six months ended June 30, 2000. Other uses of funds during the six months ended June 30, 2000, consisted of $2.6 million for dividend payments and $.6 million for the acquisition of 112,500 shares of its own common stock pursuant to a stock repurchase program implemented in the fourth quarter of 1999.

The Company's borrowings under repurchase agreements totaled $472.4 million at June 30, 2000, and had a weighted average borrowing rate of 6.62% as of such date. At June 30, 2000, the repurchase agreements had balances of between $.6 million and $62.2 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the value of its collateral.

In connection with the Company's 400,000 share repurchase program, the Company purchased and retired 112,500 shares during the six months ended June 30, 2000, at an aggregate cost of $558,452. Since implementing the stock repurchase program during the fourth quarter of 1999, through June 30, 2000, the Company has purchased and retired 197,100 shares at an aggregate cost of $970,660.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its investment policy.

Results of Operations

Three Month Period Ended June 30, 2000 Compared to 1999

During the three months ended June 30, 2000, total interest and dividend income for the Company increased $2.7 million (43%) as compared to total interest and dividend income for the three months ended June 30, 1999. This increase is primarily the result of a 35% increase in the Company's average interest earning assets from $395 million to $532 million for the respective periods in 1999 and 2000. Also contributing to the increase was an increase in the annualized yield on the Company's average interest earning assets to 6.84% for the three months ended June 30, 2000, up from 6.43% for the comparable period in 1999.

The Company's interest expense increased $3.3 million (77%) for the three months ended June 30, 2000 compared to the comparable period in 1999. Such increase is primarily due to a 43% increase in average amount of funds borrowed from $334 million to $479 million for the respective periods in 1999 and 2000. In addition, the Company's interest cost on such borrowed funds increased to an average of 6.38% for the three months ended June 30, 2000 up from 5.17% for the three months ended June 30, 1999.

As a result of the narrowing of the Company's interest rate margin, net interest and dividend income decreased by 28% from $2,027,937 for the quarter ended June 30, 1999 to $1,459,222 for the quarter ended June 30, 2000. This reduction was partially offset by a $292,000 increase in income from other investments and a $63,000 increase in gain on the sale of investments during the second quarter of 2000 compared to the second quarter of 1999. The increase in income from other investments was due to an increase in cash flow received by the Company from its investment in real estate limited partnerships which reflects improved operating results at these properties. Gain on the sale of investments increased due primarily to the sale of more investment securities at gains during the second quarter of 2000 compared to the same period in 1999. During the quarter ended June 30, 2000, the Company sold corporate debt securities and corporate equity securities for a gain of $199,000 which was partially offset by a loss of $79,000 on the sale of numerous small pools of fixed-rate mortgage securities. This compares to a gain of $57,000 realized on the sale of corporate equity securities during the quarter ended June 30, 1999.

General and administrative expenses for the Company for the three months ended June 30, 2000 decreased $116,000 as compared to the three months ended June 30, 1999. Approximately $36,000 of such decrease is due to expenses incurred in 1999 by a consolidated subsidiary which was liquidated in December 1999. Also contributing to the decrease were reductions of $36,000 and $14,000 in incentive compensation and base management fees, respectively, payable to the Advisor by the Company. The remaining decrease of $30,000 is attributable to decreases in other general and administrative expenses.

Six Month Period Ended June 30, 2000 Compared to 1999

During the six months ended June 30, 2000, total interest and dividend income for the Company increased $6.7 million (60%) as compared to total interest and dividend income for the six months ended June 30, 1999. This increase is primarily the result of a 51% increase in the Company's average interest earning assets from $342 million to $518 million for the respective periods in 1999 and 2000. Also contributing to the increase was an increase in the annualized yield on the Company's average interest earning assets to 6.89% for the six months ended June 30, 2000, up from 6.54% for the comparable period in 1999.

The Company's interest expense increased $7.1 million (96%) for the six months ended June 30, 2000 compared to the comparable period in 1999. Such increase is primarily due to a 65% increase in funds borrowed from $280 million to $462 million for the respective periods in 1999 and 2000. In addition, the Company's interest cost on such borrowed funds increased to an average of 6.31% for the six months ended June 30, 2000 up from 5.32% for the six months ended June 30, 1999.

As a result of the narrowing of the Company's interest rate margin, net interest and dividend income decreased by 12% from $3,711,855 for the six months ended June 30, 1999 to $3,267,218 for the six months ended June 30, 2000. This reduction was partially offset by a $254,000 increase in income from other investments and a $65,000 increase in gain on the sale of investments during the first six months of 2000 compared to the first six months of 1999. The increase in income from other investments was due to an increase in cash flow received by the Company from its investment in real estate limited partnerships which reflects improved operating results at these properties. Gain on the sale of investments increased due primarily to the sale of more investment securities at gains during the first six months of 2000 compared to the same period in 1999. During the six months ended June 30, 2000, the Company sold corporate debt securities and corporate equity securities for a gain of $199,000 which was partially offset by a loss of $79,000 on the sale of numerous small pools of fixed-rate mortgage securities. This compares to a gain of $55,000 realized on the sale of corporate equity securities and a number of small pools of fixed-rate mortgage securities during the six months ended June 30, 1999

General and administrative expenses for the Company for the six months ended June 30, 2000 decreased $271,000 as compared to the six months ended June
30, 1999. Approximately $81,000 of such decrease is due to expenses incurred in 1999 by a consolidated subsidiary which was liquidated in December 1999. The remaining decrease of $190,000 is primarily attributable to decreases in various servicing, filing fees and printing costs.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 2000, the Company determined that it is in and has maintained compliance with this requirement.

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

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.

     On May 31, 2000, the Company issued 7,804 shares of its common stock to
				 its four non-employee directors in partial payment of the annual
				 retainer paid by the Company to such directors.  Each such director was
				 entitled to payment of a number of shares determined by dividing $10,000
				 by the closing sale price of the common stock on the date of issuance
				 which was $5-1/8.  The issuance of these shares is exempt from
				 registration under the Securities Act of 1933, as amended (the "Securities
				 Act") under Section 4(2) thereof in that the transaction did not involve a
				 public offering.

					Item 4.  Submission of Matters to Vote of Securities Holders.

     The Company held its Annual Meeting of Stockholders on May 25, 2000 for the purpose of electing two directors and ratifying the appointment of its auditors. The following sets forth the results of the election of officers:

     NAME OF NOMINEE	           FOR	                WITHHELD
     ----------------					---------------									-----------

     Michael L Dahir	     7,909,683  (99%)       	77,199  (1%)
     George H. Krauss    	7,908,175  (99%)       	78,707  (1%)

     There was no solicitation in opposition to the nominees by the Stockholders.

     The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December
     31, 2000 was approved by the Stockholders with 7,844,253 votes FOR (98%),
				 53,077 votes AGAINST (1%), and 89,552 votes ABSTAINED OR BROKER
				 NON-VOTES (1%).

					Further information regarding these matters is contained in the Company's
					Proxy Statement dated March 30, 2000.

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

               3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

               3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

               4.1 Specimen of Common Stock Certificate of the Company. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

              10.1  Advisory Agreement, dated April 9, 1998, by and between
																				the	Company and the Advisor (incorporated herein by
																				reference to Form 8-K dated April 10, 1998 filed by
                    the Company pursuant to the Securities Exchange Act of
																			 1934 (Commission File No. 1-13991)).

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

              10.5  Addendum to Employment Agreement of Stewart Zimmerman
                    (incorporated herein by reference to Form 10-Q dated
																				March 31, 2000, filed with the Securities and Exchange
                    Commission pursuant to the Securities Exchange Act of 1934
                    (Commission File No. 1-13991)).

              10.6  Addendum to Employment Agreement of William S. Gorin
                    (incorporated herein by reference to Form 10-Q dated
																				March 31, 2000, filed with the Securities and Exchange
                    Commission pursuant to the Securities Exchange Act of 1934
																				(Commission File No. 1-13991)).

              10.7  Addendum to Employment Agreement of Ronald A. Freydberg
                    (incorporated herein by reference to Form 10-Q dated
																				March 31, 2000, filed with the Securities and Exchange
                    Commission pursuant to the Securities Exchange Act of 1934
                    (Commission File No. 1-13991)).

              10.8  Amended and Restated 1997 Stock Option Plan of the Company
																			 (incorporated herein by reference to Form 10-K dated
																				December 31, 1999, filed with the Securities and Exchange
                    Commission pursuant to the Securities Exchange Act of 1934
																				(Commission File No. 1-13991)).

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

Dated:  August 11, 2000       AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer