Form 10-Q
period 2000-09-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2000-11-13
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

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

                YES   X                  NO

The number of shares of the Registrant's common stock outstanding on November 9, 2000, was 8,850,546.

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEETS


																																																																																			    Sept. 30, 2000
                                                                                           (Unaudited)       Dec. 31, 1999
                                                                                      ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   491,597,709     $   475,719,711
 Investment in corporate debt securities (Note 4)                                           14,606,940           8,020,026
 Investment in corporate equity securities (Note 5)                                          9,256,382           3,130,823
 Cash and cash equivalents
  Unrestricted                                                                              13,981,270          19,895,833
  Restricted                                                                                   772,845           3,709,577
 Accrued interest and dividends receivable                                                   3,955,016           2,855,321
 Other investments	(Note 6)                                                                  3,335,834           3,220,346
 Goodwill, net                                                                               7,438,172           7,587,948
 Other assets		                                                                              3,252,807             244,888
                                                                                       ---------------     ---------------
                                                                                       $   548,196,975     $   524,384,473
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 7)                                                        $   473,390,262     $   452,101,803
 Accrued interest payable		                                                                  2,398,704           2,778,842
 Accounts payable		                                                                            983,343             595,805
 Dividends payable		                                                                         1,432,037           1,293,410
 		                                                                                    ---------------     ---------------
                                                                                           478,204,346         456,769,860
       		                                                                              ---------------     ---------------

Stockholders' Equity
 Stockholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized
   8,866,346 and 8,978,642 issued and outstanding in 2000 and 1999, respectively                88,663              89,786
  Additional paid-in capital                                                                75,273,042          75,831,560
  Retained earnings                                                                           (687,521)         (2,877,971)
  Accumulated other comprehensive income                                                    (4,681,555)         (5,428,762)
                                                                                       ---------------     ---------------
                                                                                            69,992,629          67,614,613
                                                                                       ---------------     ---------------
                                                                                       $   548,196,975     $   524,384,473
                                                                                       ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                 For the Three    For the Three    For the Nine    For the Nine
                                                  Months Ended     Months Ended    Months Ended    Months Ended
                                                Sept. 30, 2000   Sept. 30, 1999  Sept. 30, 2000  Sept. 30, 1999
                                             -----------------  ---------------  --------------   -------------
Mortgage securities income                     $     8,311,213  $     6,512,407  $  24,923,364    $  17,100,582
Corporate debt securities income                       400,671          192,913        897,031          463,628
Dividend income                                        263,266           74,969        722,316          252,787
Interest income on temporary cash investments          180,957           88,551        473,965          225,545
                                               ---------------  ---------------  --------------   -------------
Total interest and dividend income                   9,156,107        6,868,840     27,016,676       18,042,542
Interest expense on borrowed funds                   7,827,807        4,988,735     22,421,158       12,450,582
                                               ---------------  ---------------  --------------   -------------
Net interest and dividend income                     1,328,300        1,880,105      4,595,518        5,591,960
			                                            ---------------  ---------------  --------------   -------------
Income from other investments                          316,225        2,343,256        818,587        2,592,078
Net gains on sale of investments                     2,648,125             -         2,767,744           54,994
                                               ---------------  ---------------  --------------   -------------
                                                     2,964,350        2,343,256      3,586,331        2,647,072
                                               ---------------  ---------------  --------------   -------------
General and administrative expenses                    994,723        1,052,855      1,968,683        2,297,448
Minority interest                                         -                (327)          -               4,393
                                               ---------------  ---------------  --------------   -------------
                                                       994,723        1,052,528      1,968,683       2,301,841
                                               ---------------  ---------------  --------------   -------------
Net income                                     $     3,297,927  $     3,170,833  $   6,213,166    $   5,937,191
			                                            ===============  ===============  ==============   =============

Net income, basic, per share                   $          .37   $           .35  $         .70    $         .66
			                                            ===============  ===============  ==============   =============

Net income, fully diluted, per share           $          .37   $           .35  $         .70    $         .66
                                               ===============  ===============  ==============   =============



Weighted average number of shares outstanding       8,870,431         9,057,842       8,894,425       9,056,042

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED September 30, 2000
(UNAUDITED)

                                                              Stockholders' Equity
                            --------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                           Treasury                       Other
                                    Common Stock			          Paid-in          Stock     Retained	 Comprehensive
                             # of Shares	       Amount	      Capital	       At Cost     Earnings	        Income	         Total
                            ------------  ------------  ------------   ------------  ------------  ------------  -------------

Balance at December 31, 1999   8,978,642  $    89,786   $ 75,831,560   $      -      $(2,877,971)  $(5,428,762)  $  67,614,613

Comprehensive income:
 Net income                         -             -             -             -        6,213,166          -          6,213,166
	Net unrealized holding gains
   arising during the period        -             -             -             -             -          789,863	        789,863
 Less: reclassification
   adjustment for net gains included
   in net income                    -             -             -             -             -          (42,656)        (42,656)
                             ------------  ------------ -------------  ------------  ------------  ------------  -------------
Comprehensive income                -             -             -             -        6,213,166       747,207       6,960,373
Dividends paid or accrued           -             -             -             -       (4,022,716)         -         (4,022,716)
Common stock issued                7,804           78         39,918          -             -             -             39,996
Purchase of shares for treasury     -             -             -         (599,637)         -             -           (599,637)
Retirement of treasury stock    (120,100)      (1,201)      (598,436)      599,637          -             -               -
                             ------------  ------------ -------------  ------------  ------------  ------------  -------------
Balance at September 30, 2000  8,866,346  $    88,663   $ 75,273,042   $      -     $   (687,521) $ (4,681,555)  $  69,992,629
                             ============  ============ =============  ============  ============  ============  =============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                          For the Nine        For the Nine
                                                          Months Ended        Months Ended
                                                        Sept. 30, 2000      Sept. 30, 1999
                                                       ---------------     ---------------
Cash flows from operating activities
 Net income                                            $    6,213,166      $     5,937,191
  Adjustments to reconcile net income to net cash
  from operating activities:
   Net gains on sale of investments                        (2,767,744)            (54,994)
   Minority interest                                             -                   4,393
   Other                                                         -                  43,298
   Amortization                                             1,497,820            1,152,397
   Increase in accrued interest and dividends receivable   (1,099,695)          (1,195,814)
   (Increase) decrease in other assets                     (2,735,414)             166,336
   Increase in accounts payable                               387,538              196,159
   Increase (decrease) in accrued interest payable           (380,138)             795,683
                                                      ----------------     ---------------
 Net cash provided by operating activities                  1,115,533            7,044,649
                                                      ----------------     ---------------
Cash flows from investing activities
 Decrease in restricted cash                                2,936,732                 -
 Principal payments on mortgage securities                 72,836,203           83,007,057
 Proceeds from sale of mortgage securities                  5,018,677                 -
 Proceeds from sale of corporate debt securities              372,500                 -
 Proceeds from sale of corporate equity securities          1,149,644            1,127,500
 Proceeds from sale of other investments                    2,595,433                 -
 Increase in other investments                               (115,488)          (2,124,699)
 Purchases of mortgage securities                         (95,081,513)        (274,957,850)
 Purchases of corporate debt securities                    (6,708,750)          (3,307,750)
 Purchases of corporate equity securities                  (6,835,392)          (2,403,055)
                                                      ----------------     ---------------
 Net cash used in investing activities                    (23,831,954)        (198,658,797)
                                                      ----------------     ---------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                 21,288,459          205,494,142
 Stock purchased for treasury                                (599,637)                -
 Dividends and distributions paid                          (3,886,964)          (6,038,321)
                                                      ----------------     ---------------
 Net cash provided by financing activities                 16,801,858          199,455,821
                                                      ----------------     ---------------
Net (decrease) increase in cash and cash equivalents       (5,914,563)           7,841,673
Cash and temporary cash investments at beginning
 of period                 	                               19,895,833            6,045,955
                                                      ----------------     ---------------
Cash and temporary cash investments at end of period  $    13,981,270      $    13,887,628
			                                                   ================     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $    22,801,296      $    12,254,423

Supplemental disclosure of non-cash investing activities:
 Goodwill of $150,000 was recorded by the Company in 1999 as a result of the Merger.

 During the nine months ended September 30, 2000, the Company issued 7,804 shares of its common stock to its non-employee directors in partial payment of the annual retainer paid by the Company to such directors.  The aggregate value of such common stock issued was $39,996.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(UNAUDITED)

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

2.  Summary of Significant Accounting Policies

A)  Basis of Presentation
				The accompanying interim unaudited financial statements have been prepared
				according to the rules and regulations of the Securities and Exchange
				Commission.  Certain information and footnote disclosures normally included
			 in	financial statements prepared in accordance with generally accepted
			 accounting principles have been condensed or omitted according to such
			 rules and regulations, although management believes that the disclosures
			 are adequate to make the information presented not misleading.  The
			 financial statements should be read in conjunction with the financial
			 statements and notes thereto included in the Company's Annual Report on
			 Form 10-K for the year ended December 31, 1999.  In the opinion of
			 management, all normal and recurring adjustments necessary to present
			 fairly the financial position at September 30, 2000 and results of
			 operations for all periods presented have been made.  The results of
			 operations for the three and nine-month periods ended September 30, 2000
			 are not necessarily indicative of the results to be expected for the
				full year.

    The accompanying 2000 financial statements include the
				accounts of the Company and the accompanying 1999 consolidated financial
				statements include the accounts of the Company and its subsidiaries,
			 Pension Fund and Pension Fund's general partner, America First Capital
			 Associates Limited Partnership Six (AFCA 6).   All significant intercompany
			 transactions and accounts have been eliminated in consolidation.  Pension
			 Fund and AFCA 6 were liquidated and dissolved under the terms of their
				respective partnership agreements during December 1999.  In addition, as
			 more fully discussed in Note 6, the Company has an investment in a
			 corporation and investments in	three real estate limited partnerships, none
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
			 Company's securities.  Corporate debt that is rated below investment grade
			 will be limited to less than 5% of the Company's total assets.  As of
				September 30, 2000, and December 31, 1999, approximately 79% of the
			 Company's total assets consisted of mortgage securities insured or
			 guaranteed by the U.S. government or an agency thereof.  At September 30,
			 2000, management	determined no allowance for credit losses was necessary.

E)  Other Investments
    Other investments consist of: (i) non-voting preferred stock of a
				corporation owning interests in real estate limited partnerships, and
				(ii) investments in unconsolidated limited partnerships owning real estate.

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

    As more fully discussed in Note 8, options to purchase 520,000 and
    300,000	shares of common stock were granted on April 6, 1998, and August
		  13, 1999, respectively.  During the quarter ended September 30, 2000, the average price of the Company's stock was greater than the exercise price
				of the options	granted on August 13, 1999.  As such, exercise of such
			 options under the treasury stock method is dilutive.  Accordingly, these dilutive securities were considered in fully diluted earnings per share.
    For the quarter ended September 30, 1999, the average price of the Company's stock was less than the exercise price; therefore exercise of such options
			 under the treasury stock method would be anti-dilutive.  Accordingly, for
			 the quarter ended September 30, 1999, these potentially dilutive securities
			 were not considered in fully diluted earnings per share.  With regard to
			 the options granted on April 6, 1998, the exercise price is greater than
			 the average stock price during the quarters ended September 30, 2000, and
				September 30, 1999; therefore, exercise of such options under the treasury
				stock method would be anti-dilutive.  Accordingly, these potentially dilutive securities were not considered in fully diluted earnings per
				share.

				The following table sets forth the reconciliation of the weighted average
				shares outstanding for the calculation of basic earnings per share to the
				weighted average shares outstanding for the calculation of fully diluted
				earnings per share for each period presented (unaudited):

                                              For the Three    For the Three     For the Nine    For the Nine
                                               Months Ended     Months Ended     Months Ended    Months Ended
                                             Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000  Sept. 30, 1999
                                             --------------   --------------    -------------   -------------
Weighted average shares outstanding for
 basic earnings per share                         8,870,431        9,057,842        8,894,425       9,056,042
Add effect of assumed shares issued under
 treasury stock method for stock options             24,602             -              15,865            -
Weighted average shares outstanding for      --------------   ---------------   -------------   --------------
 diluted earnings per share                       8,895,033        9,087,842        8,910,290       9,056,042
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

    Comprehensive income for the three and nine months ended September 30,
				2000, and 1999 was as follows:

                                                      For the Three     For the Three    For the Nine    For the Nine
                                                       Months Ended      Months Ended    Months Ended    Months Ended
                                                     Sept. 30, 2000    Sept. 30, 1999  Sept. 30, 2000  Sept. 30, 1999
                                                        (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)
                                                    ---------------   ---------------   -------------   -------------
Net income                                          $    3,297,927    $    3,170,833    $   6,213,166   $   5,937,191
Other comprehensive income (loss)
 Unrealized holding gains (losses)
  Net unrealized holding gains (losses) arising
   during the period                                     3,165,750        (1,447,339)         789,863      (2,995,955)
  Less: reclassification adjustment for net gains
   included in net income                                 (121,652)             -             (42,656)           -
                                                    ---------------   ----------------  --------------  --------------
  Change in net unrealized holding gains (losses)					   3,044,098        (1,447,339)         747,207      (2,995,955)
                                                    ---------------   ----------------  --------------  --------------
Comprehensive income                                $    6,342,025    $    1,723,494    $   6,960,373   $   2,941,236
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
		 trading purposes.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of September 30, 2000 and December 31, 1999:

                                         September 30, 2000
                                                (Unaudited)     December 31, 1999
                                          -----------------     -----------------
FNMA Certificates                         $				387,862,235 		 		$     359,891,164
GNMA Certificates                     			       33,776,589             43,678,897
FHLMC Certificates                               9,812,599             13,220,884
Commercial mortgage-backed securities           17,136,960             16,650,544
Private label CMOs                              43,009,326             42,278,222
                                           -----------------     -----------------
																						                    $    491,597,709      $     475,719,711
                                           =================     =================

At September 30, 2000, and December 31, 1999, mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $461,717,719 and $444,140,267, respectively, and fixed-rate mortgage securities with carrying values of $29,879,990 and $31,579,444, respectively.

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

At September 30, 2000, and December 31, 1999, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities as of September 30, 2000, and December 31, 1999, respectively:

                                       As of
                          September 30, 2000                       As of
                                 (Unaudited)           December 31, 1999
                           -----------------          ------------------
Amortized cost             $   496,577,725            $      481,176,498
Gross unrealized gains             640,759                       461,675
Gross unrealized losses         (5,620,775)                   (5,918,462)
                           -----------------          ------------------
Fair value			              $   491,597,709            $      475,719,711
                           =================          ==================

4.  Corporate Debt Securities

Corporate debt securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate debt securities as of September 30, 2000, and December 31, 1999:


                                        As of
                           September 30, 2000                      As of
                                  (Unaudited)          December 31, 1999
                           ------------------         ------------------
Amortized cost             $       14,606,940         $        8,020,026
Gross unrealized gains                 99,905                     92,211
Gross unrealized losses            (1,551,345)                  (174,487)
                           ------------------         ------------------
Fair value                 $       13,155,500         $        7,937,750
                           ==================         ==================

5.  Corporate Equity Securities

Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities as of September 30, 2000, and December 31, 1999:

                                        As of
                           September 30, 2000                      As of
                                  (Unaudited)          December 31, 1999
                           ------------------         ------------------
Cost                       $        8,957,921         $        3,102,798
Gross unrealized gains                703,609                    224,865
Gross unrealized losses              (405,148)                  (196,840)
                           ------------------         -------------------
Fair value                 $        9,256,382         $        3,130,823
                           ==================         ==================

6.  Other Investments

Other investments consisted of the following as of September 30, 2000 and December 31, 1999:

                                                                               As of
                                                                  September 30, 2000                As of
							                                                                   (Unaudited)   December 31, 1999
                                                                  ------------------    -----------------
Investment in Retirement Centers Corporation		                    $        2,505,468    $       2,389,980
Investment in and advances to
 unconsolidated real estate limited partnerships	              	             830,366              830,366
                                                                  ------------------    -----------------
Total                                                             $        3,335,834    $       3,220,346
                                                                  ==================    =================

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method.
As of September 30, 2000, RCC owned (i) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah, and (ii) a 127-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000. As of December 31, 1999, RCC's investments consisted of (i) its interest in the real estate limited partnership referenced above and (ii) cash which was utilized to acquire the apartment property on January 12, 2000.

Investments in and advances to unconsolidated real estate limited partnerships consist of investments in or advances made to limited partnerships which own properties. These investments are not insured or guaranteed but rather are collateralized by the underlying value of the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. At December 31, 1999, the Company had investments in four such limited partnerships. However, on September 26, 2000, the Company sold its interest in one of the limited partnerships. Such sale contributed approximately $2,100,000 ($2,600,000 less an incentive fee of approximately $519,000 (see Note 9)), to the Company's net income for the quarter and nine months ended September 30, 2000.

7.  Repurchase Agreements

As of September 30, 2000, the Company had outstanding balances of $473,390,262 under 54 repurchase agreements with a weighted average borrowing rate of 6.58% and a weighted average remaining maturity of 2.6 months. As of September 30, 2000, approximately 98.5% of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1999, the Company had outstanding balances of $452,101,803 under 38 repurchase agreements with a weighted average borrowing rate of 5.72%.

At September 30, 2000, the repurchase agreements had the following remaining maturities:

Within 30 days		              $155,153,892
30 to 90 days		                170,046,446
90 days to one year            148,189,924
                              -------------
                              $473,390,262
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities and corporate debt securities with an aggregate current face value of approximately $495 million and corporate equity securities with a current market value of approximately $9.3 million. The repurchase agreements bear interest at rates that are LIBOR based.

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

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of September 30, 2000 and December 31, 1999, respectively, 525,000 and 325,000 ISOs were vested and exercisable. As of September 30, 2000 and December 31, 1999, 20,000 NQSOs were vested and exercisable. As of September 30, 2000, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 5,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs on ISOs vest on the same basis as the options. DERs on NQSOs became fully vested in April, 1999. Payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three and nine months ended September 30, 2000, the Company recorded charges of $58,125 and $163,125, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $775 and $2,875, respectively, to earnings associated with DERs on NQSOs. For the three and nine months ended September 30, 1999, the Company recorded charges of $35,000 and $82,500, respectively, to stockholders' equity (included in dividends paid or accrued) associated with DERs on ISOs and charges of $1,400 and $3,300, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge will be recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the three and nine months ended September 30, 2000, as part of operations, the Company reflected earnings charges of $14,344 and $167,019, respectively, representing the value of ISOs/DERs granted over their vesting period. For the nine months ended September 30, 1999, as part of operations, the Company reflected an earnings charge of $117,798, representing the value of the ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------

The Company declared the following dividends and distributions during 2000 and 1999:


                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------

During 2000:

March 17, 2000       April 14, 2000      May 17, 2000        $      .140
June 14, 2000        June 30, 2000       August 17, 2000     $      .140
September 18, 2000   October 16, 2000    November 17, 2000   $      .155

During 1999:

March 24, 1999       April 5, 1999       May 17, 1999        $      .265 (1)
June 14, 1999        June 30, 1999       August 17, 1999     $      .125
September 21, 1999   September 30, 1999  November 17, 1999   $      .140

(1) As part of the Merger transaction, the Company made quarterly distributions of $.265 per common share ($1.06 per common share per year) in the first year following the Merger (i.e. through the first quarter of 1999.)


Stock Repurchase Plan
---------------------
In connection with the Company's 400,000 share repurchase program, the Company purchased and retired 120,100 shares during the nine months ended September 30, 2000, at an aggregate cost of $599,637 (7,600 shares at an aggregate cost of $41,185 for the three months ended September 30, 2000). Since implementing the stock repurchase program during the fourth quarter of 1999, through September 30, 2000, the Company has purchased and retired 204,700 shares at an aggregate cost of $1,011,845.

9.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the three and nine months ended September 30, 2000, the Advisor earned a base management fee of $183,572 and $545,919, respectively, and incentive compensation of $544,985 and $670,214, respectively. Approximately $519,000 of the incentive fee earned for the quarter and nine months ended September 30, 2000, was attributable to the sale of the Company's limited partnership interest as described in Note 6. For the three and nine months ended September 30, 1999, the Advisor earned a base management fee of $190,760 and $573,546, respectively, and incentive compensation of $498,543 and $633,150, respectively. Approximately $435,000 of the incentive fee for the quarter and nine months ended September 30, 1999 was attributable to the sale of undivided interests in the net assets of four real estate limited partnerships.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 5% of gross revenues. Such fees paid by the Company for the three and nine months ended September 30, 2000, amounted to $96,774 and $288,340, respectively. Such fees paid by the Company for the three and nine months ended September 30, 1999, amounted to $85,014 and $252,459, respectively.

Item 2.
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

General
The Company was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2"), America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund").

America First Mortgage Advisory Corporation (the "Advisor") provides advisory services to the Company in connection with the conduct of the Company's business activities. The Company's principal investment strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. Since commencing operations and through September 30, 2000, the Company purchased mortgage securities with a face value at the time of purchase of approximately $658.1 million (mortgage securities with a face value of approximately $87 million were purchased during the nine months ended September 30, 2000).

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. The Company declared the following dividends during 2000:

                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------

March 17, 2000       April 14, 2000      May 17, 2000        $      .140
June 14, 2000        June 30, 2000       August 17, 2000     $      .140
September 18, 2000   October 16, 2000    November 17, 2000   $      .155


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

During the nine months ended September 30, 2000, the Company acquired $108.6 million of mortgage securities, corporate debt securities and corporate equity securities. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations of $8.4 million. Net borrowings under repurchase agreements totaled $21.3 million during the nine months ended September 30, 2000. The Company also received principal payments of $72.8 million on its mortgage securities during the nine months ended September 30, 2000. Other sources of funds during the nine months ended September 30, 2000, consisted of $5 million, $1.1 million and $0.4 million in proceeds received from the sale of mortgage securities, corporate equity securities and corporate debt securities, respectively. The Company also received $2.6 million in proceeds from the sale of its limited partnership interest in a real estate limited partnership. Other uses of funds during the nine months ended September 30, 2000, consisted of $3.9 million for dividend payments and $0.6 million for the acquisition of 120,100 shares of its own common stock pursuant to a stock repurchase program implemented in the fourth quarter of 1999.

The Company's borrowings under repurchase agreements totaled $473.4 million at September 30, 2000, and had a weighted average borrowing rate of 6.58% as of such date. At September 30, 2000, the repurchase agreements had balances of between $0.6 million and $58.6 million. Approximately 98.5% these arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the value of its collateral.

In connection with the Company's 400,000 share repurchase program, the Company purchased and retired 120,100 shares during the nine months ended September 30, 2000, at an aggregate cost of $599,637. Since implementing the stock repurchase program during the fourth quarter of 1999, through September 30, 2000, the Company has purchased and retired 204,700 shares at an aggregate cost of $1,011,845.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its investment policy.

Results of Operations

Three Month Period Ended September 30, 2000 Compared to 1999

During the three months ended September 30, 2000, total interest and dividend income for the Company increased $2.3 million (33%) as compared to total interest and dividend income for the three months ended September 30, 1999. This increase is primarily the result of a 20% increase in the Company's average interest earning assets from $442 million to $529 million for the respective periods in 1999 and 2000. Also contributing to the increase was an increase in the annualized yield on the Company's average interest earning assets to 6.92% for the three months ended September 30, 2000, up from 6.22% for the comparable period in 1999.

The Company's interest expense increased $2.8 million (57%) for the three months ended September 30, 2000 compared to the comparable period in 1999. Such increase is primarily due to a 24% increase in average amount of funds borrowed from $383 million to $473 million for the respective periods in 1999 and 2000. In addition, the Company's interest cost on such borrowed funds increased to an average of 6.62% for the three months ended September 30, 2000 up from 5.21% for the three months ended September 30, 1999.

As a result of the narrowing of the Company's interest rate margin, net interest and dividend income decreased by 29% from $1,880,105 for the quarter ended September 30, 1999 to $1,328,300 for the quarter ended September 30, 2000.

Income from other investments, excluding a gain of approximately $2.3 million (excluding the related incentive fee) realized during the quarter ended September 30, 1999 in conjunction with the sale of RCC's undivided interests in the net assets of four limited partnerships, increased approximately $232,000 for the three months ended September 30, 2000 compared to the comparable period in 1999. This increase resulted from higher income realized on the Company's real estate investments.

During the quarter ended September 30, 2000, the Company realized a net gain of $2,648,125 on the sale of investments. Approximately $2.6 million of such gain resulted from the Company's September 26, 2000, sale of its limited partnership interest in one of its real estate limited partnerships. The remaining net gain of approximately $53,000 is primarily attributable to the sale of corporate equity securities.

General and administrative expenses for the Company for the three months ended

September 30, 2000 decreased $58,000 as compared to the three months ended September 30, 1999. Such decrease consisted of: (i) a decrease of $30,000 due to expenses incurred in 1999 by a consolidated subsidiary which was liquidated in December 1999; (ii) a $74,000 decrease attributable primarily to decreases in various servicing, filing fees and printing costs; partially offset by
(iii) a $46,000 increase in incentive compensation payable to the Advisor by the Company.

Nine Month Period Ended September 30, 2000 Compared to 1999

During the nine months ended September 30, 2000, total interest and dividend income for the Company increased $9 million (50%) as compared to total interest and dividend income for the nine months ended September 30, 1999. This increase is primarily the result of a 47% increase in the Company's average interest earning assets from $354 million to $522 million for the respective periods in 1999 and 2000. Also contributing to the increase was an increase in the annualized yield on the Company's average interest earning assets to 6.91% for the nine months ended September 30, 2000, up from 6.79% for the comparable period in 1999.

The Company's interest expense increased $10 million (80%) for the nine months ended September 30, 2000 compared to the comparable period in 1999. Such increase is primarily due to a 58% increase in average amount of funds borrowed from $293 million to $463 million for the respective periods in 1999 and 2000. In addition, the Company's interest cost on such borrowed funds increased to an average of 6.46% for the nine months ended September 30, 2000 up from 5.67% for the nine months ended September 30, 1999.

As a result of the narrowing of the Company's interest rate margin, net interest and dividend income decreased by 18% from $5,591,960 for the nine months ended September 30, 1999 to $4,595,518 for the nine months ended September 30, 2000.

Income from other investments, excluding a gain of approximately $2.3 million (excluding the related incentive fee) realized during the third quarter of 1999 in conjunction with the sale of RCC's undivided interests in the net assets of four limited partnerships, increased approximately $486,000 for the nine months ended September 30, 2000 compared to the comparable period in 1999. This increase resulted from higher income realized on the Company's real estate investments.

During the nine months ended September 30, 2000, the Company realized a net gain of $2,767,744 on the sale of investments. Approximately $2.6 million of such gain resulted from the Company's September 26, 2000, sale of its limited partnership interest in one of its real estate limited partnerships. During the nine months ended September 30, 2000, the Company also sold corporate debt securities and corporate equity securities for a gain of approximately $365,000 which was partially offset by a loss of approximately $192,000 on the sale of numerous small pools of fixed-rate mortgage securities. This compares to a gain of approximately $55,000 realized on the sale of corporate equity securities and a number of small pools of fixed-rate mortgage securities during the nine months ended September 30, 1999.

General and administrative expenses for the Company for the nine months ended September 30, 2000 decreased $329,000 (14%) as compared to the nine months ended September 30, 1999. Approximately $112,000 of such decrease is due to expenses incurred in 1999 by a consolidated subsidiary which was liquidated in December 1999. The remaining decrease of $217,000 is primarily attributable to decreases in various servicing, filing fees and printing costs.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 2000, the Company determined that it is in and has maintained compliance with this requirement.

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

Dated:  November 11, 2000     AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer