Form 10-K
period 2000-12-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-03-30
CIK 1055160

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the year ended December 31, 2000 or

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


































                                    -i-

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on March 19, 2001, based on the final sales price per share as reported in The Wall Street Journal on March 20, 2001, was $59,135,629.
The number of shares of the Registrant's common stock outstanding on March 19, 2001, was 8,692,825.

                     DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement relating to the Company's 2001 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).





















































                                    - ii -

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  10

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  12
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  12
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . .  17
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . .  21
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  40

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .   40
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .   40
Item 12. Security Ownership of Certain Beneficial Owners and Management . .   40
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .   40

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .  40

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44








































                                    - iii -
PART I

Item 1.  Business.

                                  THE COMPANY

America First Mortgage Investments, Inc. (the "Company") is primarily engaged in the business of investing in high-grade adjustable rate mortgage-backed securities. The Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities. Its principle business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest income it earns on its investments and its cost of financing. The Company's business and investment strategy is discussed in more detail below.

The Company has elected to be taxed as a real estate investment trust (a "REIT"). One of the requirements of maintaining its status as a REIT is that the Company distribute at least 95% (90% effective January 1, 2001) of its annual taxable net income to its stockholders, subject to certain adjustments. For additional information, one should refer to the information under "Certain Federal Income Tax Considerations," below.

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

The Company is an externally managed REIT. As such it has no employees of its own. The Company has entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor"), which is a subsidiary of America First Companies L.L.C. ("America First"). Under the Advisory Agreement, the Advisor provides day-to-day management of the Company's operations. The executive officers of the Company are employees of America First and are officers of the Advisor. More information relating to the Company's management is discussed under "Executive Officers of the Company" in
Item 4 below and in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders.

                          BUSINESS AND INVESTMENT STRATEGY

The Company is primarily engaged in the business of investing in high-grade adjustable rate mortgage-backed securities. The Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities. The Company is not in the business of originating mortgage loans or providing other types of financing to the owners of real estate. During the period from the consummation of the Merger through December 31, 2000, the Company purchased mortgage securities with a face value at the time of purchase of approximately $669.2 million (mortgage securities with a face value of approximately $98.0 million were purchased during the year ended December 31, 2000).

The Company's investment policy requires that at least 50% of its investment portfolio consist of mortgage securities or mortgage loans that are either (i) insured or guaranteed as to principal and interest by an agency of the U.S. government, such as the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") or (ii) rated in one of the two highest rating categories by either Standard & Poor's or Moody's. The remainder of the Company's assets may be either: (i) direct investment (mezzanine or equity) in multifamily apartment properties; (ii) investments in limited partnerships or real estate investment trusts or (iii) other fixed-income instruments (corporate debt or equity securities or mortgage-backed securities) that provide increased call protection relative to the Company's mortgage assets. At December 31, 2000, approximately 79% of the Company's assets consisted of mortgage-backed securities insured or guaranteed by GNMA, FNMA or FHLMC ("Agency Certificates") backed by single-family mortgage loans. Remaining assets at that date consisted of corporate debt and equity securities, investments in limited partnerships owning real estate, and non-voting preferred stock of a corporation owning interests in real estate limited partnerships.

The Company intends that at least 50% of its assets be adjustable-rate mortgage-backed securities ("ARMs") or mortgages. Included within the Company's ARMs portfolio are hybrid ARMs which have an interest rate that is fixed for an initial period of time, generally three to five years, which then converts to an adjustable rate for the balance of the term of the loan. Most ARMs are indexed to the one-year constant maturity treasury ("CMT") rate with interest rates that are reset annually. Other ARMs are indexed to the London Interbank Offered Rate ("LIBOR"), the six-month certificate of deposit rate, the six-month CMT rate or the 11th District Cost of Funds Index. ARMs that are indexed to the CMT are generally subject to a limitation on the amount of the annual interest rate change. This limit is usually 1% or 2% per year. Generally, all ARMS have lifetime limits on interest rate increases over the initial interest rate. In general, such lifetime interest rate caps do not exceed 600 basis points over the initial interest rate.

                               FINANCING STRATEGY

The Company intends to finance the acquisition of additional adjustable rate mortgage-backed securities and other assets by borrowing against its portfolio of assets and investing the proceeds of the borrowings and/or equity in additional assets. When fully invested, the Company plans to maintain an assets-to-equity ratio of less than 11 to 1. The assets-to-equity ratio was approximately 7.47 to 1 as of December 31, 2000.

The Company's borrowings for mortgage and corporate securities are financed primarily at short-term borrowing rates through the utilization of repurchase agreements. A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing under which the Company effectively pledges its mortgage and corporate debt securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender's simultaneous agreement to resell the same securities back to the borrower at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. The Company will retain beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company will be required to repay the loan and concurrently will receive back its pledged collateral from the lender or will rollover such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of any existing pledged collateral declines. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the market value of its collateral.

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

To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is single A or better as determined by both Standard and Poor's and Moody's, where applicable. If this minimum criterion is not met, then the Company will not enter into repurchase agreements with such counterparty without the specific approval of its Board of Directors. In the event an existing counterparty is downgraded below single A, the Company will seek Board approval before entering into additional repurchase agreements with such counterparty. In addition, once the Company is fully invested, it intends to enter into repurchase agreements with at least four lenders with a maximum exposure to each lender of three times the Company's shareholders' equity. As of December 31, 2000, the Company had repurchase agreements with 11 lenders with a maximum exposure to any one lender of not more than 1.4 times the Company's shareholders' equity.

The Company finances its investments in publicly traded limited partnerships and corporate equity securities through margin borrowing with an asset to equity ratio of as much as two to one. The Company anticipates that borrowings to finance acquisitions of multifamily apartment properties will typically be non-recourse mortgage instruments.

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

					The cost of the Company's borrowings under its repurchase agreements is
				 based on the prevailing short-term market rates that adjust over periods
				 of one to 12 months.  However, a substantial majority of the Company's
					mortgage assets have either fixed interest rates or interest rates that
				 reset only every 12 months.  At December 31, 2000, the repricing gap between the Company's assets and obligations was approximately eight months.

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

The Company's policy is to maintain an asset/borrowings repricing gap (as measured by the average time period to assets repricing, less the average time period to liability repricing) at less than 18 months. At December 31, 2000, the Company's leverage ratio equaled 6.88 to 1 and the repricing gap stood at approximately eight months. For purposes of this analysis, equity assets, corporate equity securities and mortgage securities acquired from the PREP funds held as a hedge against prepayments are excluded from the calculation.

As discussed above, the relationship between LIBOR and the CMT can change over time. At December 31, 2000, the one-year LIBOR was 6.00% and the one-year CMT was 5.36%. However, as of December 31, 2000, the average interest rate on the Company's CMT based ARMs was 196 basis points over the CMT. Therefore, the LIBOR index would have to increase by approximately 74 basis points relative to the CMT in order to eliminate the positive spread between the yield on
these ARMs and the Company's cost of borrowing.   During 2000, the largest
differential between the one-year LIBOR and one-year CMT was 134 basis points and the average differential was 77 basis points.

Lifetime interest rate caps on ARMs could impact the earnings on the Company's assets. However, based on the assets available in the current market, such an impact should only occur if the one-month LIBOR rate increased to approximately 10%. This rate was 6.57% at December 31, 2000. Periodic caps could also have an impact on the earnings of the Company's assets. At December 31, 2000, approximately 58% of the Company's adjustable rate mortgages and 50% of the total assets had a 1% periodic cap. The impact of periodic caps, if any, would be slight since the weighted average coupon of these assets equals 7.97% (261 basis points greater than the one-year CMT.) The Company may attempt to partially offset the potential negative effect of lifetime and periodic maximum interest rates on its ARMs through the purchase of interest rate caps on its liabilities. An interest rate cap agreement is a contractual agreement whereby the Company pays a fee in exchange for the right to receive payments equal to the difference between a contractually specified interest rate and a periodically determined future interest rate times a specified principal, or notional amount. Such interest rate cap agreements are subject to the risk that the other party to the agreement will not be able to perform its obligations. Although the Company would seek to enter interest rate agreements only with financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks. As of December 31, 2000 the Company had not utilized this hedging strategy.

As a part of its hedging strategy, the Company may engage in limited amounts of the buying and selling of mortgage derivative securities or other derivative products including interest rate swap agreements, financial futures contracts and options. Although the Company and its Predecessor have not historically used such instruments, it is not precluded from doing so. In the future, management anticipates using such instruments only as hedges to manage interest rate risk. Management does not anticipate entering into derivatives for speculative or trading purposes. Any such strategies will be selected by the Advisor and approved by the Company's investment committee. While the Company may hedge certain risks associated with interest rate increases, no hedging strategy can insulate the Company completely from interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company's results of operations or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising or volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not appropriate for the Company, thereby affecting the Company's ability to mitigate interest rate risk. As of December 31, 2000, the Company had not entered into any interest rate hedging agreements.

PREPAYMENT RISKS

In general, the borrower under a mortgage loan may prepay the loan at any time without penalty or premium. Prepayments result when a homeowner sells his home or decides to either retire or refinance his existing mortgage loan. In addition, defaults and foreclosures have the same effect as a prepayment in that no future interest payments are earned on the mortgage. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. During 2000, prepayments generally slowed due to an increase in mortgage interest rates and a widening of the short-term and long-term interest rate spread.

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

One way the Company seeks to reduce its exposure to prepayment risk is to purchase mortgage assets trading closer to par and thus reduce the Company's earnings exposure resulting from accelerated amortization of premiums. In the current marketplace, ARM securities are trading at 96% to 104% of par depending on seasoning and the interest rate. The Company's current policy is to maintain the average purchase price of the Company's mortgage portfolio at less than 102.5% of par. The Company's weighted average purchase price for the mortgage assets it acquired in 2000 and 1999 were approximately 102.0% and 101.7% of par, respectively. Another way the Company seeks to address this risk is to use less leverage in less advantageous market environments. While this strategy may not maximize earnings potential in the short term, it should lead to more predictable earnings with less potential risk to capital.

The Company seeks to minimize prepayment risk through a number of other means, including structuring a diversified portfolio with a variety of prepayment characteristics. An additional hedge to prepayment risk is for the Company to own interests in entities which own multifamily properties. These assets do not face prepayment risk and should increase in value in a declining interest rate environment where prepayments would have the largest negative impact. Another hedge for the Company is to hold high-yielding corporate securities with more call protection than ARMs which should gain in value when interest rates decline. As of December 31, 2000 the Company had invested in corporate debt and equity securities with a fair value of $20,906,163 as of that date. No strategy, however, can completely insulate the Company from prepayment risks arising from the effects of interest rate changes.

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

RISKS OF DECLINE IN MARKET VALUE

The value of interest-bearing obligations such as mortgages and mortgage-backed securities may move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments may decline. Because the interest earned on ARMs may increase as interest rates increase subject to a delay until each such security's next reset date, the values of these assets are generally less sensitive to changes in interest rates than are fixed-rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its mortgage assets as ARMs. At December 31, 2000, ARMs constituted approximately 96% of the Company's total mortgage assets.

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

CREDIT RISKS ASSOCIATED WITH INVESTMENTS

The holder of a mortgage or mortgage-backed security assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The Company seeks to mitigate this risk of credit loss by requiring that at least 50% of its investment portfolio consist of mortgage loans or mortgage securities that are either (i) insured or guaranteed as to principal and interest by an agency of the U.S. government, such as GNMA, FNMA or FHLMC, or (ii) rated in one of the two highest rating categories by either Standard and Poor's or Moody's. The remainder of the Company's assets may be either (i) direct investment (mezzanine or equity) in multifamily apartment properties; (ii) investments in limited partnerships or real estate investment trusts; or (iii) other fixed-income instruments (corporate debt or equity securities or mortgage-backed securities) that provide increased call protection relative to the Company's mortgage assets through diversification. Currently, other fixed-income instruments in which the Company has invested are below investment grade in quality. These other below investment grade fixed-income instruments constituted 3% of the Company's total assets as of December 31, 2000. As of December 31, 2000, approximately 79% of the Company's assets consisted of mortgage-backed securities insured or guaranteed by the U.S. government or an agency thereof.

RISKS OF ASSET CONCENTRATION

Although the Company seeks geographic diversification of the properties underlying its mortgage assets, it does not set specific limitations on the aggregate percentage of underlying properties which may be located in any one area. Consequently, properties underlying such mortgage assets may be located in the same or a limited number of geographical regions. Adverse changes in the economic conditions of the geographic regions in which the properties securing mortgage assets are concentrated likely would have an adverse effect on real estate values, interest rates and prepayment rates and increase the risk of default by the obligors on the underlying mortgage loans.
Accordingly, the Company's results of operations could be adversely affected. The Company is not aware of any such geographic concentrations which could adversely affect the Company's results of operations.

INVESTMENT COMPANY ACT

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2000, the Company determined that it is in and has maintained compliance with this requirement.

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

DISTRIBUTION REQUIREMENT

The Company must generally distribute to its stockholders an amount equal to at least a certain percentage of the Company's REIT taxable income before deductions of dividends paid and excluding net capital gain. Such percentage was 95% through December 31, 2000. As a result of the REIT Modification Act which was effective January 1, 2001, the distribution requirement was changed from 95% to 90%.

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

                                 COMPETITION

The Company believes that its principal competitors in the business of acquiring and holding mortgage assets of the type in which it invests are financial institutions such as banks and savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain mortgage REITs. Such investors may not be subject to similar regulatory constraints (i.e., REIT tax compliance or maintaining 1940 Act exemption). In addition, many of the other entities purchasing mortgages and mortgage-backed securities have greater financial resources and better access to capital than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgages and mortgage-backed securities resulting in higher prices and lower yields on such assets.

Item 2. Properties. The Company does not directly own or lease any physical properties.

Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Company or any of its assets are subject.

Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ending December 31, 2000, to a vote of the Company's security holders.

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


Stewart Zimmerman, 56, serves as president and chief executive officer of the Company. He served as executive vice president of America First Companies L.L.C. since January 1989, during which time he has served in a number of positions: president and chief operating officer of America First REIT, Inc.; president of several America First Mortgage funds including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2 Limited Partnership, America First PREP Fund 2 Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2 Limited Partnership. From September 1986 to September 1988, he served as a managing director and director of Security Pacific Merchant Bank responsible for Mortgage Trading and Finance. Prior to that time, he served as first vice president of E.F. Hutton & Company, Inc., where he was responsible for mortgage-backed securities trading and sales distribution, and vice president of Lehman Brothers, where he was responsible for the distribution of mortgage products. From 1968 to 1972, Mr. Zimmerman was vice president of Zenith Mortgage Company and Zenith East Inc., a national mortgage banking and brokerage company specializing in the structuring and sales of mortgage assets to the institutional financial community.

Gary Thompson, 58, serves as chief financial officer and treasurer of the Company. He serves as financial vice president of America First Companies L.L.C. and is responsible for financial accounting and tax reporting for all America First funds. Prior to 1989, Mr. Thompson was an audit partner at KPMG Peat Marwick. He is a certified public accountant.

William S. Gorin, 42, serves as executive vice president and secretary of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York, New York, most recently serving as a first vice president in the Research Department. Prior to that position, Mr. Gorin was senior vice president in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments.

Ronald A. Freydberg, 40, serves as senior vice president of the Company. From 1995 to 1997, Mr. Freydberg served as a vice president of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. In that capacity he designed a variety of interactive pricing and forecasting models, including a customized subordinate residential and commercial mortgage-backed analytical program and an ARM REIT five-year forecasting model. In addition, he worked with various financial institutions on the acquisition and sale of residential, commercial and asset-backed securities. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York.

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information. The Company's common stock began trading on the New York Stock Exchange on April 10, 1998, under the symbol "MFA." The following table sets forth the high and low sale prices for the Company's shares of common stock for the twelve months ending December 31, 2000 and 1999.

                                        2000                         1999
                                     Sale Prices                  Sale Prices
                                 -----------------------     ----------------------
                                 High           Low          High           Low

 1st Quarter                     $ 5-13/16      $ 4-1/2      $ 5-26/32      $ 4-1/4
 2nd Quarter                     $ 5-5/8        $ 4-1/2      $ 5-3/8        $ 4
 3rd Quarter                     $ 5-15/16      $ 4-15/16    $ 5-1/8        $ 4-10/32
 4th Quarter                     $ 5-3/4        $ 4-3/4      $ 5-3/8        $	4-1/4


(b) Investors. The approximate number of common stockholders as of March 26, 2001, was 5,700.

(c) Dividends. The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to common stockholders during the fiscal years ended December 31, 2000 and 1999, were $5,428,230 ($0.59 per share) and $6,174,870 ($0.67 per share), respectively. For tax purposes, a portion of the dividend declared on December 14, 2000, and paid on January 30, 2001, will be treated as a 2001 dividend for shareholders. Similarly, for tax purposes, the dividend declared on December 16, 1999, and paid on February 18, 2000, was treated in its entirety as a 2000 dividend for shareholders. As part of the Merger transaction, the Company made quarterly distributions of $.265 per common share ($1.06 per common share per year) in the first year following the Merger (i.e. through the first quarter of 1999.) A portion of the distributions received by shareholders in 1999 and 1998 consisted in part of a dividend and in part of a cash merger payment. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. The Company intends to continue to distribute to its shareholders an amount equal to at least 90% of the Company's taxable income before deductions of dividends paid and excluding net capital gains in order to maintain its REIT status.

See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to pay dividends at the same levels in 2001 and thereafter.

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


                                     - 12 -

                                                                                        Company and Predecessor
                                               Company           Company     As of or for the Year Ended December 31, 1998
                                                                            -----------------------------------------------
                                              As of or         As of or                         Company and
                                               for the          for the            Company      Predecessor
                                            Year Ended       Year Ended    From April 10 to         Through
                                         Dec. 31, 2000    Dec. 31, 1999   December 31, 1998   April 9, 1998            Total
                                        --------------   --------------   -----------------   --------------   -------------
OPERATING DATA:

Mortgage securities income                $   33,390,494   $  24,302,401       $   7,626,742   $     613,793     $  8,240,535
Corporate debt securities income               1,335,974         674,747             164,738            -             164,738
Dividend income                                  928,310         331,233                -               -                -
Interest income on temporary cash
 investments                                     645,013         365,897             439,889         148,799          588,688
Income from other investments                  3,670,199 (1)   3,012,688  (3)        581,716         145,167          726,883
Net gain on sale of investments                  456,398          54,994             414,951            -             414,951
General and administrative expenses           (2,457,196)(2)  (2,672,333) (4)     (1,674,114)       (421,293)      (2,095,407)
Interest expense on borrowed funds           (30,103,076)    (18,465,529)         (4,619,500)           -          (4,619,500)
Minority interest                                   -             (4,218)             (3,353)           -              (3,353)
                                           -------------    --------------      --------------  --------------    -------------
Net income                                 $   7,866,116   $   7,599,880       $   2,931,069   $     486,466     $  3,417,535
                                           =============    ==============      ==============  ==============    =============

Net income, basic, per share               $       .89     $         .84       $        0.32   $         N/A
                                           =============    ==============      ==============  ==============

Net income, fully diluted, per share       $       .89     $         .84       $        0.32   $         N/A
                                           =============    ==============      ==============  ==============

Net income, basic, per exchangeable unit   $        N/A    $         N/A       $         N/A   $        0.08
                                           =============    ==============      ==============  ==============
Net income, fully diluted,
 per exchangeable unit                     $        N/A    $         N/A       $         N/A   $        0.08
                                           =============    ==============      ==============  ==============
Dividends declared per common share or
 cash distributions paid or accrued
 per exchangeable unit                     $       .5900   $        0.6700     $        0.7950 $        0.2649   $       1.0599
                                           =============    ==============      ==============  ==============    =============

BALANCE SHEET DATA:

Investment in mortgage securities          $ 470,575,671    $ 475,719,711       $ 241,895,462
Investment in corporate debt securities    $  15,665,727    $   8,020,026       $   4,673,127
Investment in corporate equity securities  $   9,010,538    $   3,130,823       $   1,153,800
Total assets - Company                     $ 522,490,312    $ 524,384,473       $ 264,668,902
Repurchase agreements                      $ 448,583,432    $ 452,101,803       $ 190,250,084
Total stockholders' equity                 $  69,911,496    $  67,614,613       $  70,932,757

Explanatory Notes:
(1)  Includes income of approximately $2,600,000 resulting from the sale of the underlying real estate of an unconsolidated real estate limited partnership as described in Note 6 to the consolidated and combined financial
				 statements.
(2)  Includes an incentive fee of approximately $519,000 earned by the
     Advisor in connection with the sale described in (1) above.
(3)  Includes income of approximately $2,163,000 resulting from the sale of undivided interests in the net assets of four assisted living centers
		   as described in Note 6 to the consolidated and combined financial
				 statements.
(4)  Includes an incentive fee of approximately $433,000 earned by the
     Advisor in connection with the sale described in (3) above.









                                    - 13 -

                                                         Company and
                                                         Predecessor       Predecessor

                                                            As of or          As of or
                                                             for the           for the
                                                          Year Ended        Year Ended
                                                       Dec. 31, 1997     Dec. 31, 1996
                                                       -------------     -------------
Mortgage securities income                             $   2,654,975     $   3,011,347
Interest income on temporary cash investments
  and U.S. government securities                            569,624           442,931
Income from other investments                               606,582           504,611
General and administrative expenses                      (1,405,514)         (895,961)
                                                       -------------     -------------
Net income                                             $   2,425,667     $   3,062,928
                                                       =============     =============
Net income, basic, per exchangeable unit               $        0.42     $        0.52
                                                        =============     =============
Net income, fully diluted, per exchangeable unit       $        0.42     $        0.52
                                                        =============     =============
Net income per passthrough certificate                 $        -        $    1,201.57
                                                       =============     =============
Cash distributions paid or accrued per
  exchangeable unit                                    $      1.0596     $      1.0596
                                                       =============     =============
Cash distributions paid or accrued per
  passthrough certificate                              $        -        $    2,428.25
                                                       =============     =============
Investment in mortgage securities                      $  33,506,388     $  37,322,028
                                                       =============     =============
Total assets - Company                                 $       1,000              -
                                                       =============     =============
Total assets - Predecessor                             $  54,439,993     $  60,144,705
                                                       =============     =============
Total stockholders' equity                             $       1,000              -
                                                       =============     =============
Total partners' capital                                $  46,252,826     $  49,702,829
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

Concurrent with the Merger, the Company entered into an Advisory Agreement with America First Mortgage Advisory Corporation (the "Advisor") and adopted an investment policy which significantly differed from that pursued by the predecessor partnerships. This strategy includes leveraged investing in adjustable rate mortgage securities and mortgage loans. The Company began implementing this investment strategy in the second quarter of 1998. During the period from the consummation of the Merger through December 31, 2000, the Company purchased mortgage securities with a face value at the time of purchase of approximately $669.2 million (mortgage securities with a face value of approximately $98.0 million were purchased during the year ended December 31, 2000).

The Company has elected to become subject to tax as a real estate investment trust ("REIT") under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 95% (90% effective January 1, 2001) of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions.
Since the Merger, the Company has made dividend and distribution payments of $0.59, $0.67 and $0.795 per share for 2000, 1999 and 1998, respectively. Such amounts include $1.06 per share distributed through the first year of operations (i.e. through the first quarter of 1999) which the Company committed to distribute to shareholders as part of the Merger transaction. A portion of distributions received by shareholders in 1999 and 1998 consisted in part of a dividend and in part of a cash merger payment. There is no commitment by the Company to distribute amounts in excess of taxable income beyond the first year of operations. For tax purposes, a portion of the dividend declared on December 14, 2000, and paid on January 30, 2001, will be treated as a 2001 tax event for shareholders. Similarly, for tax purposes, the dividend declared on December 16, 1999, and paid on February 18, 2000, was treated in its entirety as a 2000 tax event for shareholders.

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

During the year ended December 31, 2000, the Company acquired mortgage securities, corporate debt securities and corporate equity securities for $121.0 million. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations of $9.0 million. The Company also received principal payments of $106 million on its mortgage securities during 2000 and had proceeds of $6.6 million from the sale of mortgage securities, corporate equity securities and corporate debt securities. In addition, the Company received proceeds of $2.6 million from the sale of the underlying real estate of an unconsolidated real estate limited partnership. Such proceeds were reinvested in the real estate limited partnership and utilized to acquire another multifamily housing property. Other uses of funds in 2000 consisted of dividend payments of $5.3 million and $1.5 million for the acquisition of 283,621 shares of its own common stock pursuant to a stock repurchase program as described below.

The Company's borrowings under repurchase agreements totaled $448.6 million at December 31, 2000, and had a weighted average borrowing rate of 6.60% as of such date. At December 31, 2000, the repurchase agreements had balances of between $0.3 million and $55.9 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had any significant margin calls on its repurchase agreements that were related to a decrease in the value of its collateral.

In connection with the Company's 400,000 share repurchase program, the Company purchased and retired 293,621 shares during the year ended December 31, 2000, at an aggregate cost of $1,511,613. Since implementing the stock repurchase program during the fourth quarter of 1999, through December 31, 2000, the Company has purchased and retired 378,221 shares at an aggregate cost of $1,923,821.

The Company may raise additional equity dependent upon market conditions and other factors.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund dividends as well as to actively pursue its investment policy and share repurchase program.

Results of Operations

Year Ended December 31, 2000, Compared to 1999

During the year ended December 31, 2000, total interest income earned by the Company increased $10.6 million (41%) compared to total interest income earned in 1999. This increase is primarily attributable to a 33% growth in the Company's average interest earning assets from $382 million to $507 million for the years ended December 31, 1999 and 2000, respectively. Also contributing to the increase was a 6.4% growth in the yield on the Company's interest earning assets from 6.72% per annum in 1999 to 7.15% per annum in 2000.

The Company's interest expense increased $11.6 million (63%) for the year ended December 31, 2000 compared to 1999 due to a 40% increase in the average repurchase agreement balance from $321 million in 1999 to $450 million in 2000, as well as an increase in the average interest cost from 5.75% per annum in 1999 to 6.68% per annum in 2000. The Company had outstanding borrowings of $449 million at December 31, 2000 compared to $452 million at December 31, 1999.

The Company's interest rate margin was 1.22% for the year ended December 31, 2000 compared to 1.89% for the year ended December 31, 1999. As a result of the narrowing of such margin, net interest and dividend income decreased $1.0 million (14%) from $7.2 million to $6.2 million for the years ended December 31, 1999 and 2000, respectively.

Income from other investments increased from $3.0 million to $3.7 million for the years ended December 31, 2000 and 1999, respectively. Included in such income for the year ended December 31, 2000 is a gain of approximately $2.6 million which resulted from the sale of the underlying real estate of an unconsolidated real estate limited partnership. Included in such income for the year ended December 31, 1999 is approximately $2.2 million attributable to a gain recognized by a non-consolidated subsidiary's sale of its undivided interests in the net assets of four assisted living centers. Excluding such sales, income from other investments increased $0.3 million due to higher income generated by the Company's investments in unconsolidated real estate limited partnerships.

During the year ended December 31, 2000, the Company realized a net gain of $0.5 million on the sale of investments compared to a net gain of $0.1 million during the year ended December 31, 1999. Such gains resulted from the sale of corporate debt and equity securities and the sale and/or payoff of several pools of fixed-rate mortgage securities.

General and administrative expenses of the Company decreased $0.2 million (8%) for the year ended December 31, 2000, compared to the same period of 1999. Approximately $0.1 million of such decrease is due to expenses incurred in 1999 by a consolidated subsidiary which was liquidated in December 1999. The remaining $0.1 million decrease is primarily attributable to net decreases in various general and administrative expenses, including various servicing fees, filing fees and printing costs.

Year Ended December 31, 1999, Compared to 1998

During the year ended December 31, 1999, total interest income earned by the

Company increased $16.7 million compared to total interest income earned by the Company and its Predecessor in 1998. This increase is attributable to the growth in the Company's interest-earning assets pursuant to its investment strategy. In addition, the yield on the Company's interest earning assets increased 11.3% from 6.04% per annum in 1998 to 6.72% per annum in 1999.

The Company's interest expense increased $13.8 million for the year ended December 31, 1999 compared to 1998 primarily due to an increase in funds borrowed to finance the Company's asset growth. The Company had outstanding borrowings of $452 million at December 31, 1999 compared to $190 million at December 31, 1998. The Company's interest cost averaged 5.75% per annum in 1999 compared to 4.86% per annum in 1998.

The Company's interest rate margin was 1.89% for the year ended December 31, 1999 compared to 2.33% for the year ended December 31, 1998.

Income from other investments increased $2.3 million during the year ended December 31, 1999, compared to the year ended December 31, 1998.
Approximately $2.2 million of such increase is attributable to the sale by a non-consolidated subsidiary of its undivided interests in the net assets of four assisted living centers. The remaining decrease of approximately $0.1 million is due to a reduction in the amount of income generated on the Company's investments in real estate limited partnerships. During the year ended December 31, 1999, the Company realized a gain of $0.1 million on the sale of investments whereas the Company realized a gain of $0.4 million during the comparable period in 1998. The majority of the gain realized in 1998 was due to the payoff of a participating loan acquired by the Company in the Merger.

General and administrative expenses of the Company in 1999 increased $0.6 million as compared to that of the Company and the Predecessor in 1998. Approximately $0.4 million of such increase is attributable to non-recurring incentive compensation earned by the Company's Advisor as a result of the sale by a non-consolidated subsidiary of its undivided interests in the net assets of four assisted living centers as described in Note 6 to the Company's consolidated and combined financial statements. The remaining increase of approximately $0.2 million was due to: (i) an increase of $0.3 million in incentive compensation earned by the Advisor due to the improved financial results of the Company, and (ii) an increase of $0.2 million in base management fees earned by the Advisor primarily due to the Company operating a full year in 1999 compared to operating approximately nine months in 1998 offset by (iii) a decrease of $0.3 million in other general and administrative expenses primarily attributable to the difference in scope of the Company's operations in 1999 compared to that of the Company and Predecessor in 1998.

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

Interest Rate Risk

The Company primarily invests in fixed-rate, hybrid and adjustable-rate mortgage investments. The hybrid investments represent fixed-rate coupons for a given period and variable rate coupons thereafter. The Company's debt obligations are generally repurchase agreements of limited duration which are periodically refinanced at new market rates.

Most of the Company's adjustable-rate assets are dependent on the one-year CMT rate and debt obligations are generally dependent on LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur.

The Company's adjustable-rate investment assets and debt obligations reset at various different dates for the specific asset or obligation. In general, the repricing of the Company's debt obligations occurs more quickly than on the Company's assets. Therefore, on average, the Company's cost of funds may rise or fall more quickly than does its earnings rate on the assets. Further, the Company's net income may vary somewhat as the yield curve between one-month interest rates and six and twelve month interest rates varies.

As of December 31, 2000, the Company's investment assets and debt obligations will prospectively reprice based on the following time frames:


																															                    		Assets                 Debt Obligations
                                            ------------------------    ------------------------
                                             Amount       Percent of    Amount        Percent of
                                                               Total                       Total
                                                         Investments                 Investments
                                            --------     -----------    -------      -----------
Investment type/rate reset dates

Fixed-Rate Investments                       $  44.3              9%    $   -               -

 Adjustable Rate Investments/Obligations:
  Less than 3 months                            73.4             15%     448.6            100%
  Greater than 3 months and less than 1 year   324.7             65%        -               -
  Greater than 1 year and less than 2 years       -               -         -               -
  Greater than 2 years and less than 3 years    52.9             11%        -               -
  Greater than 3 years and less than 4 years      -               -         -               -
  Greater than 4 years and less than 5 years      -               -         -               -
                                              -------          ------   ------            -----
                                               451.0             91%     448.6            100%
                                              -------          ------   ------            -----
                            Total            $ 495.3            100%   $ 448.6            100%
                                              =======          ======   ======            =====

Weighted average roll date
of adjustable-rate
investments/obligations                                     9 months                    1 month

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


Liquidity Risk

The primary liquidity risk of the Company arises from financing long-maturity mortgage assets with short-term debt. The Company had no long-term debt at

December 31, 2000. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not matched.

The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over its short-term debt as it matures. Still, the Company cannot give assurances that it will always be able to roll over its short-term debt.

At December 31, 2000, the Company had unrestricted cash of $8.4 million available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. Such unrestricted cash is approximately 2% of short-term debt.

Prepayment Risk

As the Company receives repayments of mortgage principal, it amortizes into income its mortgage premium balances as a reduction to income and its mortgage discount balances as an increase to income. Mortgage premium balances arise when the Company acquires mortgage assets at a price in excess of the principal value of the mortgages, or when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when the Company acquires mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates and is marked-to-market at a price below par. For financial accounting purposes, the premium is amortized based on the effective yield of the asset at each financial reporting date. For tax accounting purposes, the premium is amortized based on the asset yield at the purchase date. Therefore, if prepayments are higher than anticipated, it is anticipated that the yield for financial accounting purposes will decline and there will be greater premium amortization under tax accounting requirements than for financial accounting purposes. At December 31, 2000, unamortized mortgage premium balances of adjustable rate assets for financial accounting purposes was $7.2 million (1.4% of total assets) and $9.7 million for federal tax purposes (1.8% of total assets).

In general, the Company believes it will be able to reinvest prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds reinvested.

Tabular Presentation

The information presented in the table below, projects the impact of changes in interest rates on 2001 projected net income and net assets as more fully discussed below based on investments in place on December 31, 2000, and includes all the Company's interest-rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

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

When interest rates are shocked, these prepayment assumptions are further adjusted based on management's best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 275% increase in the prepayment rate of the ARM portfolio. The base interest rate scenario assumes interest rates at December 31, 2000. Actual results could differ significantly from those estimated in the table.

As of December 31, 2000, all interest-rate sensitive liabilities were scheduled to mature in 2001.

					 	Change in     	Percentage Change     	Percentage Change
  Interest Rates          in Net Income          in Net Assets
  --------------      -----------------      -----------------
             -2%	                +56.5%	                 +2.6%
             -1%	                +28.6%                  +0.5%
              0	                   0.0	                   0.0
              1%	                -11.7%                 	-0.8%
              2%                	-22.5%                  -1.7%

Item 8.  Financial Statements and Supplementary Data.

		Index to Financial Statements

 		Financial Statements:                                                   Page

				Report of Independent Accountants........................................22

				Consolidated Balance Sheets of the Company as of December 31, 2000, and
				December 31, 1999........................................................23

				Consolidated Statements of Income of the Company for the years
    ended December 31, 2000 and 1999 and for the	period from April 10, 1998
			 through 	December 31, 1998, and Combined Statements of Income of	the
    Predecessor from January 1, 1998 through April 9, 1998...................24

				Consolidated Statements of Stockholders' Equity of the Company for the
				years ended December 31, 2000, 1999 and 1998, and Combined Statements of
			 Partners'	Capital of the	Predecessor from January 1, 1998	through April 9,
			 1998.....................................................................25

				Consolidated Statements of Cash Flows of the Company for the years ended
    December 31, 2000 and 1999, and for the period from April 10, 1998 through
    December 31,	1998, and Combined Statements of Cash Flows of the
    Predecessor from January 1, 1998 through	April 9, 1998	..................27

				Notes to Consolidated and Combined Financial Statements of Company and
				the Predecessor..........................................................29

				All other schedules are omitted because they are not applicable or the
				required information is shown in the consolidated or combined statements
				or notes thereto.

Financial statements of one 95%-owned company, two real estate limited partnerships in which the Company owns 99% limited partnership interests and two real estate limited partnerships in which the Company owns 50% limited partnership interests have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in, and advances to, each entity is less than 20% of consolidated total assets.

Report of Independent Accountants

To the Board of Directors of
America First Mortgage Investments, Inc.


In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of America First Mortgage Investments, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and 1999 and for the period from April 10, 1998 to December 31, 1998, and the results of operations and cash flows of America First Participating/Preferred Equity Mortgage Fund Limited Partnership and America First Participating/Preferred Equity Mortgage Fund (the "Fund") for the period from January 1, 1998 to April 9, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, New York
January 26, 2001

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS


																																																																																									            As of                As of
                                                                                             Dec. 31, 2000        Dec. 31, 1999
                                                                                            ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                                 $  470,575,671      $  475,719,711
 Investment in corporate debt securities (Note 4)                                               15,665,727           8,020,026
 Investment in corporate equity securities  (Note 5)                                             9,010,538           3,130,823
 Cash and cash equivalents
  Unrestricted                                                                                   8,400,539          19,895,833
  Restricted                                                                                       498,875           3,709,577
 Accrued interest receivable                                                                     3,433,256           2,855,321
 Other investments	(Note 6)                                                                      6,540,570           3,220,346
 Goodwill, net                                                                                   7,388,247           7,587,948
 Other assets		                                                                                    976,889             244,888
                                                                                            ---------------     ---------------
                                                                                            $  522,490,312      $  524,384,473
		                                                                                          ===============     ===============
Liabilities
 Repurchase agreements (Note 7)                                                             $  448,583,432      $  452,101,803
 Accrued interest payable		                                                                      2,038,887           2,778,842
 Accounts payable		                                                                                550,209             595,805
 Dividends or distributions payable		                                                            1,406,288           1,293,410
 		                                                                                         ---------------     ---------------
                                                                                               452,578,816         456,769,860
       		                                                                                   ---------------     ---------------

Stockholders' Equity
 Common stock, $.01 par value; 375,000,000 shares authorized
  8,692,825 and 8,978,642 issued and outstanding in 2000 and 1999, respectively                     86,928              89,786
 Additional paid-in capital                                                                   74,362,801          75,831,560
 Accumulated deficit                                                                              (440,084)         (2,877,971)
 Accumulated other comprehensive income                                                         (4,098,149)         (5,428,762)
                                                                                            ---------------     ---------------
                                                                                                69,911,496          67,614,613
                                                                                            ---------------     ---------------
                                                                                            $  522,490,312      $  524,384,473
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

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                                          For the Year Ended December 31, 1998
                                                                                  -----------------------------------------------

                                                     Company             Company          Company       Company and
                                                     For the             For the                        Predecessor
                                                  Year Ended          Year Ended     From April 10          Through
                                               Dec. 31, 2000       Dec. 31, 1999  to Dec. 31, 1998    April 9, 1998         Total
                                              ----------------    ---------------  ---------------  ---------------  ------------
Mortgage securities income                    $   33,390,494     $   24,302,401   $     7,626,742  $       613,793  $   8,240,535
Corporate debt securities income                   1,335,974            674,747           164,738             -           164,738
Dividend income                                      928,310            331,233              -                -              -
Interest income on temporary cash investments        645,013            365,897           439,889          148,799        588,688
                                              ----------------    ---------------  ---------------  ---------------  -------------
Total interest and dividend income                36,299,791         25,674,278         8,231,369          762,592      8,993,961
Interest expense on borrowed funds                30,103,076         18,465,529         4,619,500             -         4,619,500
                                              ----------------    ---------------  ---------------  ---------------  ------------
Net interest and dividend income                   6,196,715          7,208,749         3,611,869          762,592      4,374,461
			                                           ----------------    ---------------  ---------------  ---------------  ------------
Income from other investments                      3,670,199          3,012,688           581,716          145,167        726,883
Net gain on sale of investments                      456,398             54,994           414,951             -           414,951
                                              ----------------    ---------------  ---------------  ---------------  ------------
                                                   4,126,597          3,067,682           996,667          145,167      1,141,834
                                              ----------------    ---------------  ---------------  ---------------  ------------
General and administrative expenses                2,457,196          2,672,333         1,674,114          421,293      2,095,407
Minority interest in consolidated
 partnership (Note 1)                                    -                4,218             3,353             -             3,353
                                              ----------------    ---------------  ---------------  ---------------  ------------
                                                   2,457,196          2,676,551         1,677,467          421,293      2,098,760
                                              ----------------    ---------------  ---------------  ---------------  ------------
Net income                                    $    7,866,116     $    7,599,880    $    2,931,069  $       486,466  $   3,417,535
			                                           ================   ===============  ===============  ===============  =============
Net income, basic, per share                  $          .89     $          .84    $         0.32              N/A
			                                           ================   ===============  ===============  ===============
Net income, fully diluted, per share          $          .89     $          .84    $         0.32              N/A
			                                           ================   ===============  ===============  ===============
Net income, basic, per unit                                                                  N/A   $          0.08
                                                                                  ===============  ===============
Net income, fully diluted, per unit                                                          N/A   $          0.08
                                                                                  ===============  ===============
Net income allocated to:
 General Partner                               																	                                   $         3,931
 BUC Holders                                   																	                                           482,535
                                            																		                                     ---------------
                                            																	                                      $       486,466
                                             																	                                     ===============

Weighted average number of shares outstanding,
  basic                                             8,869,456         9,046,467         9,043,172              N/A
Weighted average number of shares outstanding,
  fully diluted                                     8,852,245         9,046,467         9,043,172
Weighted average number of units outstanding,
  basic and fully diluted                                 N/A               N/A               N/A        5,775,797

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Stockholders' Equity - Company
                                          ---------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                  Treasury                       Other
                                              Common Stock			          Paid-in       Stock  Accumulated  Comprehensive
                                       # of Shares	       Amount	      Capital	    At Cost      Deficit	        Income	   Total
                                       ------------  ------------  ------------  ---------- -----------  ------------- --------

Balance at November 11, 1997 (date of
 capitalization) and
 December 31, 1997                      90,621 	 $       906 	  $       94  		$     -       $     -   $        -    $     1,000
Effects of Merger:
 Issuance of stock of the Company
  in exchange for Units of
  the Predecessor                    5,775,797        57,758    45,126,359          -             -            -     45,184,117
 Issuance of stock of the Company in
  exchange for Units of Prep Fund 2
  and Pension Fund                   3,168,666        31,687    29,949,413          -             -            -     29,981,100
Issuance of stock options                 -             -          942,390          -             -            -        942,390
Comprehensive income:
 Net income                               -             -             -             -        2,931,069         -      2,931,069
 Other comprehensive income:
  Change in classification of mortgage
   securities from held-to-maturity to
   available-for-sale                     -             -             -             -             -  		  	 (704,828)   (704,828)
		Net unrealized holding losses
   arising during the period              -             -             -             -             -        (352,994)   (352,994)
                                   ------------  ------------  ------------ ----------- -------------  ------------ ------------
Comprehensive income                      -             -             -             -        2,931,069   (1,057,822)  1,873,247
Dividends paid or accrued                 -             -             -             -       (7,234,050)        -     (7,234,050)
Common stock issued                     20,058           200       184,753          -            -             -        184,953
                                   ------------  ------------  ------------ ------------ -------------  ------------ -----------
Balance at December 31, 1998	        9,055,142 	      90,551 		 76,203,009          -       (4,302,981)  (1,057,822) 70,932,757

Comprehensive income:
 Net income                               -             -             -             -        7,599,880         -      7,599,880
 Other comprehensive income:
 		Net unrealized holding losses
   arising during the period              -             -             -             -             -      (4,370,940) (4,370,940)
                                   ------------  ------------  ------------ ------------- ------------ ------------ -----------
Comprehensive income                      -             -             -             -        7,599,880   (4,370,940)  3,228,940
Dividends paid or accrued                 -             -             -             -       (6,174,870)        -     (6,174,870)
Common stock issued                      8,100            81        39,913          -             -            -         39,994
Purchase of shares for treasury           -             -             -         (412,208)         -            -       (412,208)
Retirement of treasury stock           (84,600)         (846)     (411,362)      412,208          -            -           -
                                   ------------  ------------  ------------ ------------- ------------ ------------ -----------
Balance at December 31, 1999         8,978,642        89,786    75,831,560          -       (2,877,971)  (5,428,762) 67,614,613

Comprehensive income:
 Net income                               -             -             -             -        7,866,116         -      7,866,116
 Other comprehensive income:
 		Net unrealized holding losses
   arising during the period              -             -             -             -             -       1,330,613   1,330,613
                                   ------------  ------------  ------------ ------------- ------------ ------------ -----------
Comprehensive income                      -             -             -             -        7,866,116    1,330,613   9,196,729
Dividends paid or accrued                 -             -             -             -       (5,428,229)        -     (5,428,229)
Common stock issued                      7,804            78        39,918          -             -            -         39,996
Purchase of shares for treasury           -             -             -       (1,511,613)         -            -     (1,511,613)
Retirement of treasury stock          (293,621)       (2,936)   (1,508,677)    1,511,613          -            -          -
                                   ------------  ------------  ------------ ------------- ------------ ------------ -----------
Balance at December 31, 2000         8,692,825   $    86,928    $74,362,801  $      -      $ (440,084)  $(4,098,149)$69,911,496
                                   ============  ============  ============ ============= ============ ============ ===========

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
COMBINED STATEMENTS OF PARTNERS' CAPITAL


                                                          Partners' Capital - Predecessor
                                               ---------------------------------------------------
                                                             Exchangeable Unit
                                                                   Holders
                                                         -------------------------
                                               General
                                               Partner    # of Units         Amount          Total
                                              --------    ----------   ------------   ------------
 Balance at December 31, 1997                  $   100     5,775,797   $ 45,682,774   $ 45,682,874
 Net income                                      3,931          -           482,535        486,466
 Cash distributions paid or accrued             (3,931)         -        (1,530,009)    (1,533,940)
                                               --------   ------------  ------------   -----------
 Balance at April 10, 1998                         100     5,775,797     44,635,300     44,635,400
                                               --------   ------------  ------------   -----------

Accumulated other comprehensive income
  Balance at December 31, 1997                    -              -          569,952        569,952
  Other comprehensive income                      -              -          (21,235)       (21,235)
                                              --------    ------------  ------------   ------------
  Balance at April 10, 1998                       -              -          548,717        548,717
                                              --------    ------------  ------------   ------------
Issuance of stock of the Company in
 exchange for Units of the Predecessor            (100)    (5,775,797)   (45,184,017)  (45,184,117)
                                              --------    ------------  ------------   -------------
Total Partners' Capital-Predecessor
 at April 10, 1998                            $   -              -       $      -      $       -
                                              ========   ============  ============   ==============


The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended December 31, 1998
                                                                                  -----------------------------------------------
                                                        Company         Company             Company      Company and
                                                                                                         Predecessor
                                                        For the         For the
                                                     Year Ended      Year Ended       From April 10          Through
                                                  Dec. 31, 2000   Dec. 31, 1999    to Dec. 31, 1998    April 9, 1998        Total
                                                 ---------------  --------------  -----------------   --------------- ----------
Cash flows from operating activities
 Net income                                      $  7,866,116   $  7,599,880     $    2,931,069      $    486,466    $ 3,417,535
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Net gain on sale of investments                 (3,021,831)       (54,994)          (414,951)             -          (414,951)
   Minority interest in consolidated partnership         -             4,218              3,353              -             3,353
   Other                                                 -            44,701               -                 -              -
   Amortization of premium (discount)               1,484,917      1,004,430            161,800            (1,959)       159,841
   Amortization of goodwill                           199,701        187,005            146,584              -           146,584
   Other amortization                                 207,616        233,200               -                 -              -
   Changes in assets and liabilities:
    Decrease (increase) in interest receivable       (577,935)    (1,301,925)        (1,134,069)            8,302     (1,125,767)
    Decrease (increase) in other assets              (451,393)       329,448           (252,473)            6,241       (246,232)
    Increase (decrease) in accounts payable           (45,596)       233,719         (1,860,513)          565,608     (1,294,905)
    Increase (decrease) in accrued interest payable  (739,955)     1,983,057            795,785              -           795,785
                                                 -------------   -------------     --------------   ---------------   -----------
 Net cash provided by operating activities          4,921,640     10,262,739            376,585         1,064,658      1,441,243
                                                 -------------   -------------     --------------   ---------------   -----------
Cash flows from investing activities
 Principal payments on mortgage securities        105,990,927    113,346,110         46,682,908           867,630     47,550,538
 Proceeds from sale of corporate equity securities  1,168,761      1,127,500               -                 -              -
 Proceeds from sale of corporate debt securities      372,500           -                  -                 -              -
 Proceeds from sale of mortgage securities          5,018,677           -                  -                 -              -
 Proceeds from sale of other investments            2,565,433           -             1,290,000              -         1,290,000
 Net cash from Merger                                    -              -             4,820,481              -         4,820,481
 Purchases of mortgage securities                (106,413,464)  (352,732,908)      (236,107,915)             -      (236,107,915)
 Purchases of corporate debt securities            (7,718,750)    (3,307,750)        (4,662,500)             -        (4,662,500)
 Purchases of corporate equity securities          (6,942,511)    (3,091,997)        (1,081,773)             -        (1,081,773)
 Decrease (increase) in other investments          (3,320,224)    (2,149,060)           (58,567)           42,869        (15,698)
 Merger transaction costs paid                           -              -                  -             (729,509)      (729,509)
                                                 -------------  -------------     --------------   ---------------   ------------
 Net cash provided by (used in)
   investing activities                            (9,278,651)  (246,808,105)      (189,117,366)          180,990   (188,936,376)
                                                 -------------  -------------     --------------   ---------------    -----------
Cash flows from financing activities
 Net borrowings from (payments on)
   repurchase agreements                           (3,518,371)   261,851,719        190,250,084              -       190,250,084
 Decrease (increase) in restricted cash             3,210,702     (3,709,577)              -                 -              -
 Stock purchased for retirement                    (1,511,613)      (412,208)              -                 -              -
 Dividends and distributions paid                  (5,319,001)    (7,334,691)        (5,600,169)       (1,535,007)    (7,135,176)
                                                 -------------  -------------     --------------   ---------------   ------------
 Net cash provided by (used in)
   financing activities                            (7,138,283)   250,395,243        184,649,915        (1,535,007)   183,114,908
                                                 -------------  -------------     --------------   ---------------   ------------
Net increase (decrease) in unrestricted cash
   and cash equivalents                           (11,495,294)    13,849,877         (4,090,866)         (289,359)    (4,380,225)
Unrestricted cash and cash equivalents at
   beginning of period                             19,895,833      6,045,956         10,136,822        10,426,181     10,426,181
                                                 -------------  -------------    ---------------   ---------------   ------------
Unrestricted cash and cash equivalents at
   at end of period                              $  8,400,539   $ 19,895,833     $    6,045,956   $    10,136,822   $  6,045,956
			                                              =============  =============    ===============   ===============  =============
Supplemental disclosure of cash flow information:

 Cash paid during the period for interest        $ 30,843,031   $ 16,482,472     $    3,823,715   $        -        $  3,823,715

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

  During 2000, 1999 and 1998, the Company issued 7,804, 8,100 and 7,440 shares, respectively, of common stock to its non-employee directors in partial payment of the annual retainer paid by the Company to such
		directors for the respective year.  The Company also issued 12,618 shares
	 of common stock in 1998 to unit holders of Pension Fund who exchanged their
	 units of Pension Fund for shares of the Company	subsequent	to April 10, 1998.
  The aggregate value of such common stock issued was $39,918 in 2000, $39,994
	 in 1999 and $184,953 in 1998.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

2.  Summary of Significant Accounting Policies

A)  Method of Accounting
    The accompanying 2000 consolidated and combined financial statements
			 include the consolidated accounts of the Company from April 10, 1998
				through December 31, 2000, and the combined accounts of the Company,
				Prep Fund 1 and America First Participating/Preferred Equity Mortgage
				Fund (the managing general partner of Prep Fund 1) (together referred
				to as the Predecessor) for periods prior to the Merger.  The financial
			 statements are prepared on the accrual basis of accounting in accordance
			 with generally accepted accounting principles utilized in the United
    States.

    The consolidated financial statements through December 31, 1999, include
			 the accounts of the Company and its subsidiaries, Pension Fund and Pension
			 Fund's general partner, America First Capital Associates Limited
			 Partnership Six (AFCA 6).  Pension Fund and AFCA 6 were liquidated and
				dissolved under the terms of their respective partnership agreements
				during December, 1999.  All significant intercompany transactions and
			 accounts have been eliminated in consolidation. As more fully discussed in
			 Note 7, the Company also has an investment in a corporation and investments
			 in four real estate limited partnerships, none of which are controlled by
			 the Company.  These investments are accounted for under the equity method.
		  Neither the corporation nor the real estate limited partnerships are
			 consolidated for income tax purposes.

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

			 Although the Company generally intends to hold most of its mortgage securities until maturity, it may, from time to time, sell any of its
			 mortgage securities as part of its overall management of its business.
			 In order to be prepared to respond to potential future opportunities in
				the market, to sell mortgage securities in order to optimize the
				portfolio's total return and to retain its ability to respond to economic
			 conditions that require the Company to sell assets in order to maintain an
			 appropriate level of liquidity, the Company has classified all its mortgage
			 securities as available-for-sale.  Likewise, the Company has classified all
			 its corporate equity securities investments as available-for-sale.
		  Mortgage securities and corporate equity securities classified as
			 available-for-sale are reported at fair value, with unrealized gains and
			 losses excluded from earnings and reported in other comprehensive income.
				Corporate debt securities are classified as held-to-maturity and are
			 carried at amortized cost.

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

D) Credit Risk
	  The Company limits its exposure to credit losses on its investment
			portfolio by requiring that at least 66% (through December 31, 2000)
			of its investment portfolio consist of mortgage securities or mortgage loans
		 that are either (i) insured or guaranteed as to principal and interest by an
		 agency of the U.S. government, such as the Government National Mortgage
		 Association (GNMA), the Federal National Mortgage Association (FNMA), or the
		 Federal	Home Loan Mortgage Corporation (FHLMC) or (ii) rated in one of the
		 two highest rating categories by either Standard & Poor's or	Moody's.  The
		 remainder of the Company's assets may be either:  (i) direct investment
			(mezzanine or equity) in	multifamily apartment properties; (ii) investments
		 in limited partnerships or real estate investment trusts, or (iii) other
		 fixed-income	instruments (corporate debt or equity securities or mortgage
		 backed	securities) that provide increased	call protection relative to the
		 Company's mortgage assets.  Corporate debt and equity securities of any
		 single below-investment-grade issuer will be limited to no more than 4% of
		 the Company's total assets.  As of	December 31, 2000 and 1999, approximately
		 78% and 79%, respectively, of the	Company's assets
		 consisted of	mortgage securities insured or guaranteed by	the U.S.
		 government or an agency thereof.  Management	determined no allowance for
			credit losses was necessary at December 31, 2000 or 1999.

E) Other Investments
   Other investments consist of certain non-consolidated investments accounted for under the equity method, including: (i) non-voting preferred stock of a
			corporation owning interests in real estate limited partnerships, and (ii)
   investments in limited partnerships owning real estate.

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
	  13, 1999, respectively.  During the year ended December 31, 2000, the average price of the Company's stock was greater than the exercise price
			of the options	granted on August 13, 1999.  As such, exercise of such
		 options under the treasury stock method is dilutive.  Accordingly, these dilutive securities were considered in fully diluted earnings per share.
   For the year ended December 31, 1999, the average price of the Company's stock was less than the exercise price; therefore exercise of such options
		 under the treasury stock method would be anti-dilutive.  Accordingly, for
		 the year ended December 31, 1999, these potentially dilutive securities
		 were not considered in fully diluted earnings per share.  With regard to
		 the options granted on April 6, 1998, the exercise price is greater than
		 the average stock price during the years ended December 31, 2000, 1999 and
			for the period from April 10, 1998 through December 31, 1998; therefore,
		 exercise of such options under the treasury stock method would be
			anti-dilutive.  Accordingly, these potentially dilutive securities were not
		 considered in fully diluted earnings per share.

			The following table sets forth the reconciliation of the weighted average
			shares outstanding for the calculation of basic earnings per share to the
			weighted average shares outstanding for the calculation of fully diluted
			earnings per share for each period presented:


                                                    For the          For the          For the
                                                 Year Ended       Year Ended       Year Ended
                                              Dec. 31, 2000    Dec. 31, 1999    Dec. 31, 1998
                                             --------------   --------------    -------------
Weighted average shares outstanding for
 basic earnings per share                         8,869,456        9,046,467        9,043,172
Add effect of assumed shares issued under
 treasury stock method for stock options            (17,211)            -                -
Weighted average shares outstanding for      --------------   --------------    -------------
 fully diluted earnings per share                 8,852,245        9,046,467        9,043,172
                                             ==============   ==============    =============

G) Comprehensive Income
   Statement of Financial Accounting Standards No. 130, "Reporting
   Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
   Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
   Comprehensive income for the Company and the Predecessor includes net
			income and the change in net unrealized holding gains (losses) on
			investments. Comprehensive income for the years ended December 31, 2000,
			1999 and 1998 was as follows:

                                                                                     For the Year Ended December 31, 1998
                                                                               --------------------------------------------

                                          Company for      Company for         Company for            Company      Company and
                                       the Year Ended   the Year Ended      the Year Ended   From April 10 to	     Predecessor
                                                                                                      through
                                        Dec. 31, 2000    Dec. 31, 1999       Dec. 31, 1998      April 9, 1998            Total
                                      --------------- ----------------    ----------------     ---------------   -------------
Net income                            $     7,866,116    $  7,599,880     $    2,931,069      $      486,466     $   3,417,535
 Change in classification of mortgage
  securities from held-to-maturity to
  available-for-sale                             -          		   -              (704,828)	              -             (704,828)
Other comprehensive income (loss)
 Unrealized holding gains (losses)
  Net unrealized holding gains
   (losses) arising during the period       1,330,613      (4,370,940)          (352,994)            (21,235)         (374,229)
                                      ----------------    --------------   ---------------     ---------------   --------------
Comprehensive income                  $     9,196,729    $  3,228,940     $    1,873,247      $      465,231     $   2,338,478
                                      ================   ==============   ===============     ===============   ===============


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

I) New Accounting Pronouncements
		 In June, 1998, the Financial Accounting Standards Board ("FASB") issued
		 Financial	Accounting Standards No. 133, "Accounting for Derivative
		 Instruments and Hedging Activities " (FAS 133).  Certain provisions of FAS
		 133 were amended by Financial Accounting Standards No. 138, "Accounting for
			Certain Derivative Instruments and Certain Hedging Activities" (FAS 138)
		 in June, 2000.  These statements provide new accounting	and reporting
		 standards for the use of derivative instruments.  Adoption of these
		 statements is required by the Company effective January 1, 2001.
	  Management intends to adopt these statements as required in fiscal 2001.
	  Although the Company and its Predecessor have not historically used such
		 instruments, it is not precluded from doing so.  In the future, management
		 anticipates using such derivative instruments only as hedges to manage
		 interest rate risk. Management does not anticipate	entering into derivatives
		 for	speculative or trading purposes.  As of January 1, 2001, the Company had no outstanding derivative hedging instruments nor any imbedded derivatives requiring bifurcation and separate accounting under FAS 133.
   Accordingly, there was no cumulative effect upon adoption of FAS 133 on
   January 1, 2001.

		 In March, 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),
		 "Accounting for Certain Transactions Involving Stock Compensation."  The
   Company was required to adopt FIN 44 effective July 1, 2000, with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date.  FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion
			No. 25, "Accounting for Stock Issued to Employees."  The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of December 31, 2000 and 1999.

                                                   As of              As of
                                       December 31, 2000  December 31, 1999
                                       -----------------  -----------------
FNMA Certificates                      $     377,668,990  $     359,891,164
GNMA Certificates                             24,529,046         43,678,897
FHLMC Certificates                             8,981,226         13,220,884
Commercial mortgage-backed securities         17,135,031         16,650,544
Private label CMOs                            42,261,378         42,278,222
                                       -----------------  -----------------
                                       $     470,575,671  $     475,719,711
                                       =================  =================

At December 31, 2000, and 1999 mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $450,992,165 and $444,140,267, respectively and fixed-rate mortgage securities with carrying values of $19,583,506 and $31,579,444, respectively.

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

As of December 31, 2000 and 1999, all the mortgage securities were classified as available-for-sale and as such are carried at their fair value.

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities as of December 31, 2000 and 1999:

                                       As of                As of
                           December 31, 2000    December 31, 1999
                          ------------------   ------------------
Amortized cost            $      474,638,436    $     481,176,498
Gross unrealized gains               351,662              461,675
Gross unrealized losses          (4,414,427)           (5,918,462)
                          ------------------    ------------------
Fair value			             $      470,575,671    $     475,719,711
                          ==================    ==================

4.  Corporate Debt Securities

Corporate debt securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate debt securities as of December 31, 2000 and 1999:


                                        As of                      As of
                            December 31, 2000          December 31, 1999
                            -----------------          -----------------
Amortized cost              $      15,665,727          $       8,020,026
Gross unrealized gains                 24,900                     92,211
Gross unrealized losses            (3,795,002)                  (174,487)
                             -----------------         -----------------
Fair value                  $      11,895,625          $       7,937,750
                             =================         =================

5.  Corporate Equity Securities

Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities as of December 31, 2000 and 1999:


                                        As of                      As of
                            December 31, 2000          December 31, 1999
                           ------------------         ------------------
Cost                       $        9,045,923         $        3,102,798
Gross unrealized gains                613,843                    224,865
Gross unrealized losses              (649,228)                  (196,840)
                           ------------------         -------------------
Fair value                 $        9,010,538         $        3,130,823
                           ==================         ==================

6.  Other Investments
Other investments consisted of the following as of December 31, 2000 and 1999:

                                                                             As of                 As of
							                                                          December 31, 2000     December 31, 1999
                                                                 -----------------     -----------------
Investment in Retirement Centers Corporation		                   $       2,540,180      $      2,389,980
Investment in and advances to real estate limited partnerships	          4,000,390               830,366
                                                                 -----------------     -----------------
Total                                                            $       6,540,570      $      3,220,346
                                                                 =================     =================

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method.
As of December 31, 2000, RCC owned (i) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah, and (ii) a 128-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000. As of December 31, 1999, RCC's investments consisted of (i) its interest in the real estate limited partnership referenced above and (ii) cash which was utilized to acquire the apartment property on January 12, 2000.

RCC previously owned limited partnership interests in five real estate limited partnerships which operated assisted living centers. However, during 1999, four of the real estate limited partnerships were liquidated with RCC receiving an undivided interest in the net assets of each such limited partnership. RCC then sold its undivided interests in the net assets of each such assisted living center. On a consolidated basis, such sale contributed approximately $1,730,000 ($2,163,000 less an incentive fee of approximately $433,000 (see Note 9), to the Company's net income for 1999. Also see Note 12
- Subsequent Events.

Investments in and advances to unconsolidated real estate limited partnerships consist of investments in or advances made to limited partnerships which own properties. These investments are not insured or guaranteed but rather are collateralized by the underlying value of the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. At December 31, 2000 and 1999, the Company had investments in four such limited partnerships. On September 26, 2000, one of the partnerships sold its interest in the underlying real estate. Such sale contributed approximately $2,100,000 ($2,600,000 gain less an incentive fee of approximately $519,000 (see Note 9)), to the Company's net income for the year ended December 31, 2000. The proceeds of such sale were reinvested in the limited partnership and utilized to acquire another multifamily housing property in November 2000.

7.  Repurchase Agreements

As of December 31, 2000, the Company had outstanding balances of $448,583,432 under 55 repurchase agreements with a weighted average borrowing rate of 6.60% and a weighted average remaining maturity of approximately one month. As of December 31, 2000, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 1999, the Company had outstanding balances of $452,101,803 under 38 repurchase agreements with a weighted average borrowing rate of 5.72% and a weighted average maturity of approximately one month.

As of December 31, 2000 and 1999, the repurchase agreements had the following remaining maturities:

                                      As of                 As of
                          December 31, 2000     December 31, 1999
                          -----------------     -----------------
Within 30 days		              $ 278,497,916         $ 287,416,803
30 to 90 days		                 170,085,516           164,685,000
                              -------------         -------------
                              $ 448,583,432         $ 452,101,803
                              =============         =============

The repurchase agreements are collateralized by the Company's mortgage securities with a principal balance of $466,981,306 at December 31, 2000, and bear interest at rates that are LIBOR-based.

8. Stockholders' Equity

1997 Stock Option Plan
---------------------
The Company has a 1997 Stock Option Plan (the Plan) which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (ISOs) as defined under section 422 of the Internal Revenue Code, Non-Qualified Stock Options (NQSOs) and Dividend Equivalent Rights (DERs) to eligible persons, other than non-employee directors. Non-employee directors are eligible to receive grants of NQSOs with DERs pursuant to the provisions of the Plan. The exercise price for any options granted to eligible persons under the Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised ten years after the date granted.
                                    - 35 -
On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of December 31, 2000 and 1999, respectively, 525,000 and 325,000 ISOs were vested and exercisable. As of December 31, 2000 and 1999, 20,000 NQSOs were vested and exercisable. As of December 31, 2000, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 5,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs on the ISOs vest on the same basis as the options. DERs on NQSOs became fully vested in April, 1999. Payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the years ended December 31, 2000, 1999 and 1998, the Company recorded charges of $221,250, $117,500 and $42,500, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $3,650, $4,700 and $1,700, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable plan grants and a periodic charge is recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the years ended December 31, 2000, 1999 and 1998, as part of operations, the Company reflected earnings charges of $113,115, $42,707 and $170,154, respectively, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------
The Company declared the following distributions during 2000, 1999 and 1998:

Declaration Date       Record Date          Payment Date       Amount per Share
----------------       -----------          ------------       ----------------
During 2000:

March 17, 2000        April 14, 2000       May 17, 2000        $       .140
June 14, 2000         June 30, 2000        August 17, 2000     $       .140
September 18, 2000    October 16, 2000     November 17, 2000   $       .155
December 14, 2000     January 15, 2001     January 30, 2001    $       .155

During 1999:

March 24, 1999        April 5, 1999        May 17, 1999        $       .265 (1)
June 14, 1999         June 30, 1999        August 17, 1999     $       .125
September 21, 1999    September 30, 1999   November 17, 1999   $       .140
December 16, 1999     January 3, 2000      February 18, 2000   $       .140

During 1998:

June 18, 1998         June 30, 1998        August 14, 1998     $       .265 (1)
September 9, 1998     September 30, 1998   November 16, 1998   $       .265 (1)
December 15, 1998     December 31, 1998    February 19, 1999   $       .265 (1)

(1) As part of the Merger transaction, the Company made quarterly distributions of
    $.265 per common share ($1.06 per common share per year) in the first year
                                    - 36 -
    following the Merger (i.e. through the first quarter of 1999.)  Accordingly, cash distributions paid by the Company in the first quarter of 1999 and in 1998
			 consisted in part of a dividend and in part of a cash merger payment.


Cash distributions paid or accrued by the Predecessor were $.2649 pr Unit prior to the Merger in 1998.

For tax purposes, a portion of the dividend declared on December 14, 2000, and paid on January 30, 2001, will be treated as a 2001 dividend for shareholders. Similarly, the dividend declared on December 16, 1999, and paid February 18, 2000, was treated in its entirety as a 2000 dividend for shareholders and the dividend declared on December 15, 1998, and paid February 19, 1999, was treated as a 1999 dividend for shareholders.

Stock Repurchase Plan
---------------------

In connection with the Company's 400,000 share repurchase program, the Company purchased and retired 293,621 shares during the year ended December 31, 2000, at an aggregate cost of $1,511,613. During the year ended December 31, 1999, the Company purchased and retired 84,600 share at an aggregate cost of $412,208. Since implementing the stock repurchase program during the fourth quarter of 1999, through December 31, 2000, the Company has purchased and retired 378,221 shares at an aggregate cost of $1,923,821. See Note 12 - Subsequent Events.

9.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, as incentive compensation for each fiscal quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such fiscal quarter exceeds the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the years ended December 31, 2000, 1999 and the period from April 10, 1998 (Merger Date) to December 31, 1998, the Advisor earned a base management fee of $740,437, $761,646 and $590,875, respectively and incentive compensation of $797,054, $741,233 and $2,807, respectively. Approximately $519,000 of the incentive fee earned in 2000 was attributable to the sale described in Note 6. Approximately $433,000 of the incentive fee earned in 1999 was attributable to the sale described in Note 6.

America First Properties Management Company L.L.C., (the Manager), provides property management services for certain of the multifamily properties in which the Company has an interest. The Manager also provided property management services to certain properties previously associated with the Predecessor which were acquired in the Merger. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 5% of gross revenues. Such fees paid by the Company for the years ended December 31, 2000, 1999 and the period from April 10, 1998 through December 31, 1998, amounted to $374,923, $325,213 and $250,912, respectively. Such fees paid by the three Partnerships which merged amounted to $83,017 (including $45,527 paid by the Predecessor) for the period in 1998 prior to the Merger Date.

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

Prior to the Merger Date, substantially all of Predecessor's general and administrative expenses and certain costs capitalized by the Predecessor were paid by AFCA 3 or an affiliate and reimbursed by the Predecessor. The amounts of such expenses reimbursed to AFCA 3 or an affiliate were $165,439 in 1998. The capitalized costs consist of transaction costs incurred in conjunction with the merger described in Note 1.

10.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Investments in mortgage securities, corporate debt securities and corporate
		equity securities:  Fair values are based on broker quotes or amounts
		obtained from independent pricing sources.

		Cash and cash equivalents:  Fair value approximates the carrying value of
		such assets.

		Repurchase agreements:  Fair value approximates the carrying value of such liabilities.

																																				          			As of December 31, 2000             As of December 31, 1999
                                             -------------------------------    --------------------------------
                                                 Carrying          Estimated         Carrying          Estimated
                                                   Amount         Fair Value           Amount         Fair Value
                                             ------------      -------------    -------------     --------------
Investment in mortgage securities           $  470,575,671    $  470,575,671    $  475,719,711    $  475,719,711
Investment in corporate debt securities         15,665,727        11,895,625         8,020,026         7,937,750
Investment in corporate equity securities        9,010,538         9,010,538         3,130,823         3,130,823
Cash and cash equivalents
  Unrestricted                                   8,400,539         8,400,539        19,895,833        19,895,833
  Restricted                                       498,875           498,875         3,709,577         3,709,577
Repurchase agreements                          448,583,432       448,583,432       452,101,803       452,101,803

11.  Summary of Quarterly Results of Operations (Unaudited)

                                                             First              Second               Third             Fourth
From January 1, 2000, to December 31, 2000                 Quarter             Quarter             Quarter            Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $   1,956,216       $   1,932,983       $   4,292,650       $   2,141,463
Total expenses                                           (461,465)           (512,495)           (994,723)(1)        (488,513)
                                                    --------------      --------------      --------------      --------------
Net income                                          $   1,494,751       $   1,420,488       $   3,297,927 (1)   $   1,652,950
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted,
  per share                                         $        0.17       $        0.16       $        0.37 (1)   $        0.19
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third             Fourth
From January 1, 1999, to December 31, 1999                 Quarter             Quarter             Quarter            Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $   1,869,081       $   2,146,590       $   4,223,361       $   2,037,399
Total expenses                                           (616,193)           (628,400)         (1,052,855) (2)       (374,885)
Minority interest                                            (490)             (4,230)                327                 175
                                                    --------------      --------------      --------------      --------------
Net income                                          $   1,252,398       $   1,513,960       $   3,170,833  (2)  $   1,662,689
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted,
  per share                                         $        0.14       $        0.17       $        0.35  (2)  $        0.18
                                                    ==============      ==============      ==============      ==============
Explanatory Notes:
(1) Includes income of approximately $2.1 million (net of the incentive fee of $519,000)
or approximately $0.24 per share related to the sale described in Note 6.
(2) Includes income of approximately $1.7 million (net of the incentive fee of $433,000)
or approximately $0.19 per share related to the sale described in Note 6.

12.  Subsequent Events

On January 12, 2001, the Company's Board of Directors approved the repurchase of up to an additional 200,000 shares of its common stock.

On January 2, 2001, the limited partnership which owned an assisted living center located in Salt Lake City, Utah, was liquidated with Retirement Centers Corporation (RCC) receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of such assisted living center resulting in a gain to RCC of approximately $2.9 million.

On January 18, 2001, RCC acquired an 88.3% undivided interest and the Company acquired an 11.7% undivided interest in Lealand Place Apartments, a 192-unit multifamily housing property located in Lawrenceville, Georgia, for approximately $13.3 million. The acquisition was financed with the proceeds of a $10.3 million mortgage loan and cash of $3.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Company's or its Predecessor's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2000 and 1999.

                                 PART III

Item 10. Directors and Executive Officers of Registrant. The information about directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2000 (the "Proxy Statement") under the heading "Election of Directors." Information about the executive officers of the Company is shown under Item 4 of this filing.

Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company common stock. Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the year ended December 31, 2000, with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-ten-percent beneficial owners.

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

2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is included in the Consolidated and Combined
Financial Statements and/or in the Notes to Consolidated and Combined
Financial Statements filed in response to Item 8 hereof.

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




Date: March 28, 2001		 		 America First Mortgage Investments, Inc.

                          By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: 	March 28, 2001				 By /s/ Michael B. Yanney*
                             Michael B. Yanney
 																								  		Chairman of the Board

Date: 	March 28, 2001				 By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer and Director

Date: 	March 28, 2001				 By /s/ Gary Thompson
                             Gary Thompson
																									  		Chief Financial Officer

Date: 	March 28, 2001				 By /s/ Michael L. Dahir*
                             Michael L. Dahir
																									  		Director

Date: 	March 28, 2001				 By /s/ George V. Janzen*
                             George V. Janzen
																									  		Director

Date: 	March 28, 2001				 By /s/ George H. Krauss*
                             George H. Krauss
																									  		Director

Date: 	March 28, 2001				 By /s/ Gregor Medinger*
                             Gregor Medinger
																									  		Director

Date: 	March 28, 2001				 By /s/ W. David Scott*
                             W. David Scott
																									  		Director


* By Stewart Zimmerman, Attorney-in-fact

/s/ Stewart Zimmerman
Stewart Zimmerman

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Michael B. Yanney
				                                              			Michael B. Yanney

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Michael L. Dahir
							                                              Michael L. Dahir

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ George V. Janzen
                                              							George V. Janzen

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ George H. Krauss
							                                              George H. Krauss

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


		                                               /s/ Gregor Medinger
                                              							Gregor Medinger

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 2001.


                                           		    /s/ W. David Scott
                                              							W. David Scott