Form 10-Q
period 2001-03-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-05-14
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

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

                YES   X                  NO

The number of shares of the Registrant's common stock outstanding on May 9, 2001, was 8,694,164.
































                                    - i -
Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEETS


																																																																																				    March 31, 2001
                                                                                           (Unaudited)       Dec. 31, 2000
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   498,998,160     $   470,575,671
 Investment in corporate debt securities (Note 4)                                           15,742,926          15,665,727
 Investment in corporate equity securities (Note 5)                                          9,936,566           9,010,538
 Cash and cash equivalents
  Unrestricted                                                                              14,899,522           8,400,539
  Restricted                                                                                 1,207,428             498,875
 Accrued interest and dividends receivable                                                   3,845,071           3,433,256
 Other investments	(Note 6)                                                                  9,932,146           6,540,570
 Goodwill, net                                                                               7,338,322           7,388,247
 Other assets		                                                                                772,201             976,889
                                                                                       ---------------     ---------------
                                                                                       $   562,672,342     $   522,490,312
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 7)                                                        $   482,148,607     $   448,583,432
 Accrued interest payable		                                                                  2,133,455           2,038,887
 Accounts payable		                                                                          1,082,118             550,209
 Dividends payable		                                                                         1,517,862           1,406,288
 		                                                                                    ---------------     ---------------
                                                                                           486,882,042         452,578,816
       		                                                                              ---------------     ---------------

Stockholders' Equity
 Common stock, $.01 par value; 375,000,000 shares authorized
  8,694,164 and 8,692,825 issued and outstanding in 2001 and 2000, respectively                86,941              86,928
 Additional paid-in capital                                                                74,381,228          74,362,801
 Retained earnings (accumulated deficit)                                                    2,111,176            (440,084)
 Accumulated other comprehensive income                                                      (789,045)         (4,098,149)
                                                                                       ---------------     ---------------
                                                                                            75,790,300          69,911,496
                                                                                       ---------------     ---------------
                                                                                       $   562,672,342     $   522,490,312
                                                                                       ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                March 31, 2001   March 31, 2000
                                             -----------------  ---------------
Mortgage securities income                     $     8,020,622  $     8,177,152
Corporate debt securities income                       467,355          240,374
Dividend income                                        250,843          204,031
Interest income on cash and cash equivalents           158,576          152,834
                                               ---------------  ---------------
Total interest and dividend income                   8,897,396        8,774,391
Interest expense on borrowed funds                   6,535,736        6,966,395
                                               ---------------  ---------------
Net interest and dividend income                     2,361,660        1,807,996
			                                            ---------------  ---------------
Income from other investments                        2,954,182          148,220
Net loss on investments                                (80,172)           -
                                               ---------------  ---------------
                                                     2,874,010          148,220
                                               ---------------  ---------------
General and administrative expenses                  1,167,373          461,465
                                               ---------------  ---------------
Net income                                     $     4,068,297   $    1,494,751
			                                            ===============  ===============

Net income, basic, per share                   $          0.47   $         0.17
			                                            ===============  ===============

Net income, fully diluted, per share           $          0.46   $         0.17
                                               ===============  ===============



Weighted average number of shares outstanding,      8,692,840        9,003,083
  basic
Weighted average number of shares outstanding,      8,757,435        9,010,290
  fully diluted


The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

                                                              Stockholders' Equity
                            ------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                             Other
                                    Common Stock			          Paid-in       Retained	 Comprehensive
                             # of Shares	       Amount	      Capital	      Earnings	        Income	       Total
                            ------------  ------------  ------------   ------------  ----- -------  ------------

Balance at December 31, 2000   8,692,825  $    86,928   $ 74,362,801   $  (440,084) $ (4,098,149)  $ 69,911,496

Comprehensive income:
 Net income                         -             -             -        4,068,297          -         4,068,297
	Net unrealized holding gains
   arising during the period        -             -             -             -        3,309,104      3,309,104
                             ------------  ------------ -------------  ------------  ------------  ------------
Comprehensive income                -             -             -        4,068,297     3,309,104      7,377,401
Dividends declared                  -             -             -       (1,517,037)         -        (1,517,037)
Stock options
 revaluation adjustment             -             -            8,437          -             -             8,437
Issuance of common stock           1,339           13          9,990          -             -            10,003
                             ------------  ------------ -------------  ------------  ------------  ------------
Balance at March 31, 2001      8,694,164   $   86,941   $ 74,381,228   $ 2,111,176   $  (789,045)  $ 75,790,300
                             ============  ============ =============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                         For the Three       For the Three
                                                          Months Ended        Months Ended
                                                        March 31, 2001      March 31, 2000
                                                       ---------------     ---------------
Cash flows from operating activities
 Net income                                            $     4,068,297     $     1,494,751
  Adjustments to reconcile net income to net cash
  from operating activities:
   Net loss on investments                                      80,172                -
   Amortization of premium                                     461,303             352,312
   Amortization of goodwill                                     49,925              49,926
   Other amortization                                          342,394                -
 Changes in assets and liabilities:
   Increase in interest and dividends receivable              (411,815)           (617,354)
   (Increase) decrease in other assets                        (118,441)             97,926
   Increase (decrease) in accounts payable                     531,909            (100,019)
   Increase (decrease) in accrued interest payable              94,568          (1,886,824)
                                                      ----------------     ---------------
 Net cash provided by (used in) operating activities         5,098,312            (609,282)
                                                      ----------------     ---------------
Cash flows from investing activities
 Principal payments on mortgage securities                  34,865,556          21,497,100
 Proceeds from sale of mortgage securities                   5,543,828                -
 Purchases of mortgage securities                          (67,067,471)        (59,419,766)
 Purchases of corporate debt securities                           -               (978,750)
 Purchases of corporate equity securities                         -             (4,639,591)
 Increase in other investments                              (3,391,576)           (123,260)
                                                      ----------------     ---------------
 Net cash used in investing activities                     (30,049,663)        (43,664,267)
                                                      ----------------     ---------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                  33,565,175          32,491,450
 (Increase) decrease in restricted cash                       (708,553)          3,118,270
 Stock purchased for retirement                                   -               (392,170)
 Dividends paid                                             (1,406,288)         (1,293,410)
                                                      ----------------     ---------------
 Net cash provided by financing activities                  31,450,334          33,924,140
                                                      ----------------     ---------------
Net increase (decrease) in unrestricted cash
 and cash equivalents                                        6,498,983         (10,349,409)
Unrestricted cash and cash equivalents at
 beginning of period        	                                8,400,539          19,895,833
                                                      ----------------     ---------------
Unrestricted cash and cash equivalents at
 end of period                                        $     14,899,522     $     9,546,424
			                                                   ================     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $      6,441,168     $     8,853,219

The accompanying notes are an integral part of the consolidated financial statements.

During the quarter ended March 31, 2001, the Company issued 1,339 shares of common stock with a value of $10,003 to a non-employee director.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

1.  Organization

America First Mortgage Investments, Inc. (the Company) was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Prep Fund 1), America First Prep Fund 2 Limited Partnership (Prep Fund 2) and America First Prep Fund 2 Pension Series Limited Partnership (Pension Fund).

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
			 statements and notes thereto included in the Company's Annual Report on
			 Form 10-K for the year ended December 31, 2000.  In the opinion of
			 management, all normal and recurring adjustments necessary to present
			 fairly the financial position at March 31, 2001 and results of
			 operations for all periods presented have been made.  The results of
			 operations for the three-month period ended March 31, 2001 are not
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

    Interest income is accrued based on the outstanding principal amount
				of the investment securities and their contractual terms.  Premiums
				and discounts associated with the purchase of the investment securities
				are amortized into interest income over the lives of the securities using
				the effective yield method.  Such calculations are adjusted for actual
				prepayment activity.

				Dividend income is recognized based on the ex-dividend date.

D)  Credit Risk
	   The Company limits its exposure to credit losses on its investment
			 portfolio by requiring that at least 50% of its investment portfolio
		 	consist of adjustable rate mortgage securities that are insured or
			 guaranteed as to principal and interest by an agency of the U.S.
				government, such as the Government National Mortgage Association (GNMA),
			 the Federal National Mortgage Association (FNMA), or the Federal Home Loan
			 Mortgage Corporation (FHLMC).  The remainder of the Company's assets may be
			 either: (i) investments in	multifamily apartment properties; (ii)
			 investments in limited partnerships, real estate investment trusts or
			 closed-end funds owning a portfolio of mortgage assets; (iii) other
		  fixed-income	instruments (corporate debt or equity securities or mortgage
		  backed	securities) that provide increased	call protection relative to the
		  Company's mortgage assets.  Corporate debt that is rated below
				investment-grade will be limited to less than 5% of the Company's total
			 assets.  As of March 31, 2001, and December 31, 2000, approximately 77% and
			 75%, respectively, of the Company's total assets consisted of adjustable
			 rate mortgage securities insured or guaranteed by the U.S. government or an
			 agency thereof. At March 31, 2001, management	determined no allowance for
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
    13, 1999, respectively.  During the quarters ended March 31, 2001 and 2000,
			 the average price of the Company's stock was greater than the exercise
			 price of the options	granted on August 13, 1999.  As such, exercise of such
			 options under the treasury stock method is dilutive.  Accordingly,
			 these dilutive securities were considered in fully diluted earnings per
			 share. With regard to the options granted on April 6, 1998, the exercise
			 price was greater than the average stock price during the quarters ended
			 March 31, 2001, and March 31, 2000; therefore, exercise of such options
			 under the treasury stock method would be anti-dilutive.  Accordingly,
			 these potentially dilutive securities were not considered in fully diluted earnings per share.

				The following table sets forth the reconciliation of the weighted average
				shares outstanding for the calculation of basic earnings per share to the
				weighted average shares outstanding for the calculation of fully diluted
				earnings per share for each period presented:

                                              For the Three          For the Three
                                               Months Ended           Months Ended
                                             March 31, 2001         March 31, 2000
                                             --------------         --------------
Weighted average shares outstanding for
 basic earnings per share                        8,692,840               9,003,083
Add effect of assumed shares issued under
 treasury stock method for stock options            64,595                   7,207
Weighted average shares outstanding for      --------------         --------------
 diluted earnings per share                      8,757,435               9,010,290
                                             ==============         ==============

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company to display and report
				comprehensive income, which includes all changes in Stockholders' Equity
			 with the exception of additional investments by or dividends to
				shareholders.  Comprehensive income for the Company includes net income and
			 the change in net unrealized holding gains (losses) on investments.
    Comprehensive income for the three months ended March 31, 2001, and March
			 31, 2000 was as follows:


                                                      For the Three       For the Three
                                                       Months Ended        Months Ended
                                                     March 31, 2001      March 31, 2000
                                                        (Unaudited)         (Unaudited)
                                                    ---------------     ---------------
Net income                                          $    4,068,297      $    1,494,751
Change in net unrealized holding gains (losses)          3,309,104          (2,515,588)
                                                    ---------------     ---------------
Comprehensive income                                $    7,377,401      $   (1,020,837)
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

I)  New Accounting Pronouncement
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
			 trading purposes.  As of January 1, 2001, the Company had no outstanding
				derivative hedging instruments nor any imbedded derivatives requiring
			 bifurcation and separate accounting under FAS 133, as amended.
		  Accordingly, there was no cumulative effect upon adoption of FAS 133, as
			 amended, on January 1, 2001.

J) Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of March 31, 2001 and December 31, 2000.

                                                      As of
                                             March 31, 2001                 As of
                                                (Unaudited)     December 31, 2000
                                          -----------------     -----------------
FNMA Certificates                         $				420,073,485      $     377,668,990
GNMA Certificates                     			       16,787,093             24,529,046
FHLMC Certificates                               8,280,470              8,981,226
Commercial mortgage-backed securities           11,696,424             17,135,031
Private label CMOs                              42,160,688             42,261,378
                                           -----------------     -----------------
																						                    $    498,998,160      $     470,575,671
                                           =================     =================

At March 31, 2001, and December 31, 2000, mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $486,018,154 and $450,992,165, respectively, and fixed-rate mortgage securities with carrying values of $12,980,006 and $19,583,506, respectively.

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

At March 31, 2001, and December 31, 2000, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities March 31, 2001, and December 31, 2000, respectively:

                                                   As of
                                          March 31, 2001                   As of
                                             (Unaudited)           Dec. 31, 2000
                                      ------------------      ------------------
Amortized cost                        $      500,801,848      $      474,638,436
Gross unrealized gains                           841,921                 351,662
Gross unrealized losses                       (2,645,609)             (4,414,427)
                                      ------------------      ------------------
Fair value			                 					   $      498,998,160      $      470,575,671
                              					   ==================      ==================

4.  Corporate Debt Securities

Corporate debt securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate debt securities as of March 31, 2001, and December 31, 2000:

                                        As of
                               March 31, 2001                      As of
                                  (Unaudited)          December 31, 2000
                           ------------------         ------------------
Amortized cost             $     15,742,926           $       15,665,727
Gross unrealized gains               44,689                       24,900
Gross unrealized losses          (6,009,365)                  (3,795,002)
                           ------------------         ------------------
Fair value                 $      9,778,250           $       11,895,625
                           ==================         ==================


5.  Corporate Equity Securities

Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities as of March 31, 2001 and December 31, 2000:

                                        As of
                               March 31, 2001                      As of
                                  (Unaudited)          December 31, 2000
                           ------------------         ------------------
Cost                       $        8,921,923         $        9,045,923
Gross unrealized gains              1,269,770                    613,843
Gross unrealized losses              (255,127)                  (649,228)
                           ------------------         ------------------
Fair value                 $        9,936,566         $        9,010,538
                           ==================         ==================

The Company recognized a permanent impairment loss of $124,000 for the three months ended March 31, 2001, on one of its investments in corporate equity securities. The cost basis of such security was adjusted accordingly.

6.  Other Investments
Other investments consisted of the following as of March 31, 2001 and December 31, 2000:

                                                                         As of
                                                                March 31, 2001             As of
							                                                            (Unaudited)     Dec. 31, 2000
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $   5,421,429      $   2,540,180
Investment in and advances to real estate limited partnerships		    4,510,717          4,000,390
                                                                 -------------     -------------
Total                                                           $   9,932,146      $   6,540,570
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method. As of March 31, 2001, RCC owned (i) a 128-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000 and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001.

At December 31, 2000, RCC owned (i) the 128-unit apartment property referenced above and (ii) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership which owned the assisted living center was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of the assisted living center. Such sale contributed approximately $2,100,000 ($2,600,000 less an incentive fee of approximately $511,000) (see Note 9) to the Company's net income for the quarter ended March 31, 2001. The proceeds of such sale were utilized to acquire the 192-unit apartment property on January 18, 2001 as discussed above.

Investments in and advances to unconsolidated real estate limited partnerships consist of investments in or advances made to limited partnerships which own properties. These investments are not insured or guaranteed by any government agency or third party. The value of these investments is a function of the underlying value of the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. As of March 31, 2001, and December 31, 2000, the Company had investments in four such limited partnerships. On January 18, 2001, the Company and one of its real estate limited partnerships acquired the remaining 11.7% undivided interest in the 192-unit apartment property discussed above.

7.  Repurchase Agreements

As of March 31, 2001, the Company had outstanding balances of $482,148,607 under 62 repurchase agreements with a weighted average borrowing rate of 5.38% and a weighted average remaining maturity of 2.6 months. As of March 31, 2001, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 2000, the Company had outstanding balances of $448,583,432 under 55 repurchase agreements with a weighted average borrowing rate of 6.60% and a weighted average maturity of approximately one month.

At March 31, 2001, the repurchase agreements had the following remaining maturities:

Within 30 days		              $ 311,618,478
30 to 90 days		                  64,540,969
90 days to one year             105,989,160
                              -------------
                              $ 482,148,607
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities and corporate debt securities with an aggregate current face value of approximately $509.1 million and corporate equity securities with a current market value of approximately $9.9 million. The repurchase agreements bear interest at rates that are LIBOR based.


8.  Stockholders' Equity

1997 Stock Option Plan
---------------------

The Company has a 1997 Stock Option Plan (the Plan) which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Company has adopted an amendment to the Plan that would increase the total number of options for shares available for issuance to 1,400,000, subject to shareholder approval at its 2001 annual meeting. The Plan authorizes the board of directors, or a committee of the board of directors, to grant Incentive Stock Options (ISOs) as defined under section 422 of the Internal Revenue Code, Non-Qualified Stock Options (NQSOs) and Dividend Equivalent Rights (DERs) to eligible persons, other than non-employee directors. Non-employee directors are eligible to receive grants of NQSOs with DERs pursuant to the provisions of the Plan. The exercise price for any options granted to eligible persons under the Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised ten years after the date granted.

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of March 31, 2001 and December 31, 2000, 525,000 ISOs were vested and exercisable. As of March 31, 2001 and December 31, 2000, 20,000 NQSOs were vested and exercisable. As of March 31, 2001, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 5,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs on the ISOs vest on the same basis as the options. DERs on NQSOs became fully vested in April, 1999. Payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three months ended March 31, 2001, and March 31, 2000, the Company recorded charges of $82,500 and $35,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $825 and $1,400, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable plan grants and a periodic charge is recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the three months ended March 31, 2001, and March 31, 2000, as part of operations, the Company reflected earnings charges of $125,643 and $96,854, respectively, representing the value of ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

Dividends/Distributions
-----------------------

On February 12, 2001, the Company's board of directors declared a dividend of $.165 per share for the quarter ended March 31, 2001, payable on April 30, 2001, to shareholders of record as of April 16, 2001.

Stock Repurchase Plan
---------------------

In connection with the Company's 600,000 share repurchase program, the Company purchased and retired 293,621 shares during the year ended December 31, 2000, at an aggregate cost of $1,511,613. During the year ended December 31, 1999, the Company purchased and retired 84,600 share at an aggregate cost of $412,208. Since implementing the stock repurchase program during the fourth quarter of 1999, through March 31, 2001, the Company has purchased and retired 378,221 shares at an aggregate cost of $1,923,821 (none during the quarter ended March 31, 2001).

9.  Related Party Transactions

The Advisor manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Advisor receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Advisor, on a quarterly basis, an incentive compensation fee of 20% of the amount by which its Return on Equity for each quarter exceeds a return based on the Ten-Year U.S. Treasury Rate plus 1%. For the three months ended March 31, 2001, and March 31, 2000, the Advisor earned a base management fee of $209,004 and $182,925, respectively, and incentive compensation of $752,789 and $71,260, respectively. Approximately $511,000 of the incentive fee earned in 2001 was attributable to the sale described in Note 6.

America First Properties Management Company L.L.C., (the Manager), provides property management services for multifamily properties in which the Company has an interest. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 4% of gross revenues. Such fees paid by the entities which own the multifamily properties in which the Company has an interest for the three months ended March 31, 2001 and March 31, 2000, amounted to $108,435 and $94,549, respectively.

10. Subsequent Events

On April 30, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission offering 7,500,000 shares of its common stock. The Registration Statement also covers an additional 1,125,000 shares that may be issued to cover the underwriter's over allotment option. Net proceeds from the proposed offering of common stock will be utilized to acquire additional mortgage-backed securities, interests in multifamily apartment properties and other investments consistent with the Company's investment criteria.

Item 2.
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

General

The Company was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships: America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2") and America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund").

America First Mortgage Advisory Corporation (the "Advisor") provides advisory services to the Company in connection with the conduct of the Company's business activities. The Company's principal investment strategy includes leveraged investing in adjustable rate mortgage securities. The Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities. Since commencing operations and through March 31, 2001, the Company purchased adjustable-rate mortgage securities with a face value at the time of purchase of approximately $735.3 million (mortgage securities with a face value of approximately $66.1 million were purchased during the three months ended March 31, 2001).

The Company has elected to become subject to tax as a real estate investment trust ("REIT") under the Code beginning with its 1998 taxable year and, as such, anticipates distributing annually 90% (95% prior to January 1, 2001) of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. On February 12, 2001, the Company's board of directors declared a dividend of $0.165 per share for the quarter ended March 31, 2001, payable on April 30, 2001, to shareholders of record as of April 16, 2001. On April 9, 2001, the Company's board of directors declared a dividend of $0.175 per share for the quarter ended June 30, 2001, payable on July 16, 2001, to shareholders of record as of June 30, 2001.

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

During the three months ended March 31, 2001, the Company acquired $67.1 million of mortgage securities. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations of $2.6 million. Net borrowings under such repurchase agreements totaled $33.6 million during the three months ended March 31, 2001. The Company also received principal payments of $34.9 million on its mortgage securities and $5.5 million from the sale of mortgage securities during the three months ended March 31, 2001. Other uses of funds during the three months ended March 31, 2001, included $3.4 million primarily for the acquisition of an interest in a multifamily housing property and a $1.4 million dividend payment.

The Company's borrowings under repurchase agreements totaled $482.1 million at March 31, 2001, and had a weighted average borrowing rate of 5.38% as of such date. At March 31, 2001, the repurchase agreements had balances of between $0.3 million and $51.7 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

On April 30, 2001, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission offering 7,500,000 shares of its common stock. The Registration Statement also covers an additional 1,125,000 shares that may be issued to cover the underwriter's over allotment option. Net proceeds from the proposed offering of common stock will be utilized to acquire additional mortgage-backed securities, interests in multifamily apartment properties and other investments consistent with the Company's investment criteria.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its investment policy.

Results of Operations

Three Month Period Ended March 31, 2001 Compared to 2000

During the three months ended March 31, 2001, total interest and dividend income for the Company increased $0.1 million (1.4%) as compared to total interest and dividend income for the three months ended March 31, 2000. This increase is primarily the result of an increase in the annualized yield on the Company's interest earning assets to 6.81% for the three months ended March 31, 2001, up from 6.70% for the comparable period in 2000. The Company's average interest-earning assets for the three months ended March 31, 2001 approximated those of the same period in 2000.

The Company's interest expense decreased $0.4 million (6.2%) for the three months ended March 31, 2001, compared to the comparable period in 2000. Such decrease is due primarily to a decrease in the Company's average interest cost from 5.95% to 5.62% for the three months ended March 31, 2000 and 2001, respectively. The Company's average outstanding borrowings for the three months ended March 31, 2001 approximated those of the same period in 2000.

The Company's interest rate margin (calculated by dividing annualized net interest and divided income by the average interest earning assets) was 1.81% for the three months ended March 31, 2001, compared to 1.38% for the same period in 2000. As a result of the widening of such margin, net interest and dividend income increased $0.6 million (31%) from $1.8 million to $2.4 million for the three months ended March 31, 2000 and 2001, respectively.

Income from other investments increased $2.8 million for the three months ended March 31, 2001, compared to the same period in 2000. Included in such income for the three months ended March 31, 2001, is a gain of approximately $2.6 million which resulted from the sale by a non-consolidated subsidiary of its undivided interest in the net assets of an assisted living center. Excluding such gain, income from other investments increased $0.2 million due to higher income generated by the Company's investments in unconsolidated real estate limited partnerships.

The Company recognized a net loss of $80,172 on its investments during the three months ended March 31, 2001, resulting from a permanent impairment loss recognized on one of its investments in corporate equity securities. (See Note
5). Such loss was partially offset by a gain on the sale of commercial mortgage-backed securities. The Company recognized no such gains or losses during the comparable period in 2000.

General and administrative expenses for the Company for the three months ended March 31, 2001, increased $0.7 million as compared to the three months ended March 31, 2000. Such increase is attributable to a higher incentive compensation fee earned by the Advisor of which $0.5 million resulted from the sale described in Note 6 and $0.2 million resulted from an increase in income generated by the Company.

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

There have been no material changes in the Company's market risk since December 31, 2000.

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

Dated:  May 10, 2001          AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer