Form 10-Q
period 2001-06-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-08-14
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

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

                YES   X                  NO

The number of shares of the Registrant's common stock outstanding on August 10, 2001, was 19,034,850.
































                                     -i-
Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEETS

																																																																																				     June 30, 2001
                                                                                           (Unaudited)       Dec. 31, 2000
                                                                                       ---------------     ---------------
Assets
 Investment in mortgage securities (Note 3)                                            $   781,966,309     $   470,575,671
 Investment in corporate debt securities (Note 4)                                           13,047,632          15,665,727
 Investment in corporate equity securities (Note 5)                                          7,319,292           9,010,538
 Cash and cash equivalents
  Unrestricted                                                                              63,220,273           8,400,539
  Restricted                                                                                 9,576,290             498,875
 Accrued interest and dividends receivable                                                   4,742,597           3,433,256
 Other investments	(Note 6)                                                                  9,854,673           6,540,570
 Goodwill, net                                                                               7,288,396           7,388,247
 Other assets		                                                                                867,350             976,889
                                                                                       ---------------     ---------------
                                                                                       $   897,882,812     $   522,490,312
		                                                                                     ===============     ===============
Liabilities
 Repurchase agreements (Note 7)                                                        $   748,851,456     $   448,583,432
 Accrued interest payable		                                                                  3,018,545           2,038,887
 Accounts payable		                                                                            803,939             550,209
 Dividends payable		                                                                         3,419,474           1,406,288
 		                                                                                    ---------------     ---------------
                                                                                           756,093,414         452,578,816
       		                                                                              ---------------     ---------------

Stockholders' Equity
 Common stock, $.01 par value; 375,000,000 shares authorized
  19,034,850 and 8,692,825 issued and outstanding in 2001
  and 2000, respectively (Note 8)                                                             190,348              86,928
 Additional paid-in capital                                                               141,459,589          74,362,801
 Retained earnings (accumulated deficit)                                                      915,393            (440,084)
 Accumulated other comprehensive income                                                      (775,932)         (4,098,149)
                                                                                       ---------------     ---------------
                                                                                          141,789,398          69,911,496
                                                                                       ---------------     ---------------
                                                                                       $  897,882,812     $   522,490,312
                                                                                       ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENTS OF INCOME
(UNAUDITED)



                                                 For the Three    For the Three     For the Six     For the Six
                                                  Months Ended     Months Ended    Months Ended    Months Ended
                                                 June 30, 2001    June 30, 2000   June 30, 2001   June 30, 2000
                                             -----------------  ---------------  --------------   -------------
Mortgage securities income                     $     8,155,306  $     8,434,999  $   16,175,928   $  16,612,151
Corporate debt securities income                       433,043          255,986         900,398         496,360
Dividend income                                        189,233          255,019         440,076         459,050
Interest income on cash and cash equivalents           177,593          140,174         336,169         293,008
                                               ---------------  ---------------  --------------   -------------
Total interest and dividend income                   8,955,175        9,086,178      17,852,571      17,860,569
Interest expense on borrowed funds                   5,814,162        7,626,956      12,349,898      14,593,351
                                               ---------------  ---------------  --------------   -------------
Net interest and dividend income                     3,141,013        1,459,222       5,502,673       3,267,218
			                                            ---------------  ---------------  --------------   -------------
Income (loss) from other investments                    (9,061)         354,142       2,945,121         502,362
Net gain (loss) on investments                        (170,747)         119,619        (250,919)        119,619
                                               ---------------  ---------------  --------------   -------------
                                                      (179,808)         473,761       2,694,202         621,981
                                               ---------------  ---------------  --------------   -------------
General and administrative expenses                    738,389          512,495       1,905,762         973,960
                                               ---------------  ---------------  --------------   -------------
Net income                                     $     2,222,816  $     1,420,488  $    6,291,113   $   2,915,239
			                                            ===============  ===============  ==============   =============

Net income, basic, per share                   $           .24  $           .16  $          .71  $         .33
			                                            ===============  ===============  ==============   =============

Net income, fully diluted, per share           $           .24  $           .16  $          .70  $         .33
                                               ===============  ===============  ==============   =============



Weighted average number of shares outstanding,
 basic                                               9,150,323        8,877,434       8,922,845      8,906,186
Weighted average number of shares outstanding,
 fully diluted                                       9,248,396        8,892,407       9,005,596      8,917,468

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                              Stockholders' Equity
                            ------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                             Other
                                    Common Stock			          Paid-in       Retained	 Comprehensive
                             # of Shares	       Amount	      Capital	      Earnings	        Income	       Total
                            ------------  ------------  ------------   ------------  ----- -------  ------------

Balance at December 31, 2000   8,692,825  $    86,928   $ 74,362,801   $  (440,084) $ (4,098,149)  $ 69,911,496

Comprehensive income:
 Net income                         -             -             -        6,291,113          -         6,291,113
	Net unrealized holding gains
   arising during the period        -             -             -             -        3,322,217      3,322,217
                             ------------  ------------ -------------  ------------  ------------  ------------
Comprehensive income                -             -             -        6,291,113     3,322,217      9,613,330
Dividends declared                  -             -             -       (4,935,636)         -        (4,935,636)
Stock options
 revaluation adjustment             -             -           18,937         -             -             18,937
Issuance of common stock           6,811           68         49,935         -             -             50,003
Issuance of common stock,
 net of offering expenses     10,335,214      103,352     67,027,916         -             -         67,131,268
                             ------------  ------------ -------------  ------------  ------------  ------------
Balance at June 30, 2001      19,034,850   $  190,348   $141,459,589   $   915,393   $  (775,932)  $141,789,398
                             ============  ============ =============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                           For the Six         For the Six
                                                          Months Ended        Months Ended
                                                         June 30, 2001       June 30, 2000
                                                       ---------------     ---------------
Cash flows from operating activities
 Net income                                            $    6,291,113      $     2,915,239
  Adjustments to reconcile net income to net cash
  from operating activities:
   Net (gain) loss on investments                          (2,506,605)            (119,619)
   Amortization of premium                                  1,069,743              749,282
   Amortization of goodwill                                    99,851               99,851
   Other amortization                                         395,980               43,496
 Changes in assets and liabilities:
   Increase in interest and dividends receivable           (1,309,341)            (610,905)
   (Increase) decrease in other assets                       (215,800)             157,797
   Increase (decrease) in accounts payable                    253,730             (177,784)
   Increase (decrease) in accrued interest payable            979,658           (1,367,847)
                                                      ----------------     ---------------
 Net cash provided by operating activities                  5,058,329            1,689,510
                                                      ----------------     ---------------
Cash flows from investing activities
 Principal payments on mortgage securities                 74,047,714           47,821,943
 Proceeds from sale of mortgage securities                  5,543,828            5,018,677
 Proceeds from sale of corporate debt securities            1,960,875              372,500
 Proceeds from sale of corporate equity securities          3,423,397               42,294
 Purchases of mortgage securities                        (389,682,506)         (67,095,668)
 Purchases of corporate debt securities                          -              (4,963,750)
 Purchases of corporate equity securities                    (392,053)          (6,480,808)
 Increase in other investments                               (537,577)             (41,136)
                                                      ----------------     ---------------
 Net cash used in investing activities                   (305,636,322)         (25,325,948)
                                                      ----------------     ---------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                300,268,024           20,314,026
 Net proceeds from stock offering                          67,131,268                 -
 (Increase) decrease in restricted cash                    (9,077,415)           2,781,882
 Stock purchased for retirement                                  -                (558,452)
 Dividends paid                                            (2,924,150)          (2,591,412)
                                                      ----------------     ---------------
 Net cash provided by financing activities                355,397,727           19,946,044
                                                      ----------------     ---------------
Net increase (decrease) in unrestricted cash
 and cash equivalents                                      54,819,734           (3,690,394)
Unrestricted cash and cash equivalents at
 beginning of period        	                               8,400,539           19,895,833
                                                      ----------------     ---------------
Unrestricted cash and cash equivalents at
 end of period                                        $    63,220,273      $    16,205,439
			                                                   ================     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $    11,370,240      $    15,961,198


During the six months ended June 30, 2001 and 2000, the Company issued 6,811 and 7,804 shares of common stock, respectively, to its non-employee directors in partial payment of the annual retainer paid by the Company to such directors. The aggregate value of such common stock issued during the six months ended June 30, 2001 and 2000 was $50,003 and $39,996, respectively.

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

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
			 Form 10-K for the year ended December 31, 2000.  In the opinion of
			 management, all normal and recurring adjustments necessary to present
			 fairly the financial position at June 30, 2001 and results of
			 operations for all periods presented have been made.  The results of
			 operations for the six-month period ended June 30, 2001 are not
				necessarily indicative of the results to be expected for the full year.

    As more fully discussed in Note 6, the Company has an investment in a
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

D)  Credit Risk
	   The Company limits its exposure to credit losses on its investment
			 portfolio by requiring that at least 50% of its investment portfolio
		 	consist of adjustable rate mortgage securities that are insured or
			 guaranteed as to principal and interest by an agency of the U.S.
				government, such as the Government National Mortgage Association (GNMA),
			 the Federal National Mortgage Association (FNMA), or the Federal Home
			 Loan Mortgage Corporation	(FHLMC).  The remainder of the Company's assets
			 may be either: (i) investments in	multifamily apartment properties; (ii)
			 investments in limited partnerships, real estate	investment trusts or
			 closed-end funds owning a portfolio of mortgage assets; or (iii) other
			 fixed-income instruments (corporate debt or equity securities or mortgage
			 backed securities) that provide increased call protection relative to the
			 Company's mortgage assets.  Corporate debt that is rated below
			 investment-grade will be limited to less than 5% of the Company's total
			 assets.  As of June 30, 2001, and December 31, 2000, approximately 79% and
			 75%, respectively, of the Company's total assets consisted of adjustable
			 rate mortgage securities insured or guaranteed by the U.S. government or an
			 agency thereof.  At June 30, 2001, management	determined no allowance for
			 credit losses was necessary, except for the permanent impairment losses
				described in Notes 4 and 5.

E)  Other Investments
    Other investments consist of certain non-consolidated investments accounted
			 for under the equity method, including: (i) non-voting preferred stock of a
				corporation owning interests in real estate limited partnerships, and
				(ii) investments in limited partnerships owning real estate.

F)  Net income per Share
    Net income per share is based on the weighted average number of common shares and common equivalent shares (e.g., stock options), if dilutive, outstanding during the period.  Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the period.  The common equivalent shares are calculated using the treasury stock method which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reported period.
    As more fully discussed in Note 8, options to purchase 520,000 and
    300,000	shares of common stock were granted on April 6, 1998, and August
    13, 1999, respectively.  During the quarters ended June 30, 2001 and 2000,
				the average price of the Company's stock was greater than the	exercise
			 price of the options	granted on August 13, 1999.  As such,	exercise of such
			 options under the treasury stock method is dilutive.  Accordingly, these
			 dilutive securities were considered in fully diluted earnings per share.
		  With regard to the options granted on April 6, 1998, the exercise price is
			 greater than the average stock price during the quarters ended June 30,
			 2001, and June 30, 2000; therefore, exercise of	such options under the
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

				The following table sets forth the reconciliation of the weighted average
				shares outstanding for the calculation of basic earnings per share to the
				weighted average shares outstanding for the calculation of fully diluted
				earnings per share for each period presented:

                                              For the Three    For the Three      For the Six     For the Six
                                               Months Ended     Months Ended     Months Ended    Months Ended
                                              June 30, 2001    June 30, 2000    June 30, 2001   June 30, 2000
                                                (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                             --------------   --------------    -------------   -------------
Weighted average shares outstanding for
 basic earnings per share                        9,150,323         8,877,434        8,922,845       8,906,186
Add effect of assumed shares issued under
 treasury stock method for stock options            98,073            14,973           82,751          11,282
Weighted average shares outstanding for      --------------   ---------------   -------------   --------------
 diluted earnings per share                      9,248,396         8,892,407        9,005,596       8,917,468
                                             ==============   ===============   =============   ==============

G)  Comprehensive Income
    Statement of Financial Accounting Standards No. 130, "Reporting
    Comprehensive Income" requires the Company to display and report
				comprehensive income, which includes all changes in Stockholders' Equity
			 with the exception of additional investments by or dividends to
				shareholders.  Comprehensive income for the Company includes net income and
			 the change in net unrealized holding gains (losses) on investments.
    Comprehensive income for the three and six months ended June 30, 2001, and
    June 30, 2000 was as follows:

                                                      For the Three     For the Three     For the Six     For the Six
                                                       Months Ended      Months Ended    Months Ended    Months Ended
                                                      June 30, 2001     June 30, 2000   June 30, 2001   June 30, 2000
                                                        (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)
                                                    ---------------   ---------------   -------------   -------------
Net income                                          $   2,222,816     $    1,420,488    $  6,291,113    $   2,915,239
Change in net unrealized holding gains (losses)									   13,113           	218,697       3,322,217       (2,296,891)
                                                    ---------------   ----------------  --------------  --------------
Comprehensive income (loss)                         $   2,235,929     $    1,639,185    $  9,613,330    $     618,348
                                                    ===============   ================  ==============  ==============

H)  Federal Income Taxes
    The Company has elected to be taxed as a real estate investment trust
    (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of state law. As such, no provision for income taxes has been made in the accompanying financial statements.

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

3. Mortgage Securities

The following table presents the Company's mortgage securities as of June 30, 2001 and December 31, 2000.

                                              June 30, 2001
                                                (Unaudited)     December 31, 2000
                                          -----------------     -----------------
FNMA Certificates                         $			  611,984,228     $     377,668,990
GNMA Certificates                     			        15,077,050            24,529,046
FHLMC Certificates                               92,787,049             8,981,226
Commercial mortgage-backed securities            11,714,604            17,135,031
Non-agency AAA assets                            50,403,378            42,261,378
                                           -----------------     -----------------
																						                    $     781,966,309     $     470,575,671
                                           =================     =================

At June 30, 2001, and December 31, 2000, mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $769,355,081 and $450,992,165, respectively, and fixed-rate mortgage securities with carrying values of $12,611,228 and $19,583,506, respectively.

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

The non-agency assets are generally rated AAA by Standard and Poor's.

At June 30, 2001, and December 31, 2000, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage securities at June 30, 2001, and December 31, 2000, respectively:

                                       As of
                               June 30, 2001                    As of
                                  (Unaudited)           Dec. 31, 2000
                            ------------------      ------------------
Amortized cost              $    783,546,747        $     474,638,436
Gross unrealized gains             1,528,217                  351,662
Gross unrealized losses           (3,108,655)              (4,414,427)
                           ------------------       ------------------
Fair value			           	   $    781,966,309        $     470,575,671
                           ==================       ==================

4.  Corporate Debt Securities

Corporate debt securities are classified as held-to-maturity. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate debt securities as of June 30, 2001, and December 31, 2000:


                                        As of
                                June 30, 2001                    As of
                                  (Unaudited)        December 31, 2000
                           ------------------       ------------------
Amortized cost             $      13,047,632        $      15,665,727
Gross unrealized gains                  -                      24,900
Gross unrealized losses           (6,842,507)              (3,795,002)
                           ------------------       ------------------
Fair value                 $       6,205,125        $      11,895,625
                           ==================       ==================

The Company recognized a permanent impairment loss of $273,890 during the three and six months ended June 30, 2001, on one of its investments in corporate debt securities. The amortized cost basis of such security was adjusted accordingly.

5.  Corporate Equity Securities

Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities as of June 30, 2001, and December 31, 2000:

                                        As of
                                June 30, 2001                    As of
                                  (Unaudited)        December 31, 2000
                           ------------------       ------------------
Cost                       $      6,514,786         $        9,045,923
Gross unrealized gains            1,077,343                    613,843
Gross unrealized losses            (272,837)                  (649,228)
                           ------------------       -------------------
Fair value                 $      7,319,292         $        9,010,538
                           ==================       ===================

The Company recognized a permanent impairment loss of $124,000 during the six months ended June 30, 2001, on one of its investments in corporate equity securities. The cost basis of such security was adjusted accordingly.

6.  Other Investments
Other investments consisted of the following as of June 30, 2001 and December 31, 2000:

                                                                         As of
                                                                 June 30, 2001             As of
							                                                             (Unaudited)    Dec. 31, 2000
                                                                --------------     -------------
Investment in Retirement Centers Corporation		                  $    5,446,197     $   2,540,180
Investment in and advances to real estate limited partnerships		     4,408,476         4,000,390
                                                                 -------------     -------------
Total                                                           $    9,854,673     $   6,540,570
                                                                 =============     =============

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method. As of June 30, 2001, RCC owned (i) a 128-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000 and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001.

At December 31, 2000, RCC owned (i) the 128-unit apartment property referenced above and (ii) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership which owned the assisted living center was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of the assisted living center. Such sale contributed approximately $2,100,000 ($2,600,000 less an incentive fee of approximately $511,000) (see Note 9) to the Company's net income for the six months ended June 30, 2001. The proceeds of such sale were utilized to acquire the 192-unit apartment property on January 18, 2001 as discussed above.

Investments in and advances to unconsolidated real estate limited partnerships consist of investments in or advances made to limited partnerships which own properties. These investments are not insured or guaranteed by any government agency or third party. The value of these investments is a function of the underlying value of the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. As of June 30, 2001, and December 31, 2000, the Company had investments in five (including the acquisition described below) such limited partnerships. On January 18, 2001, the Company and one of its real estate limited partnerships acquired the remaining 11.7% undivided interest in the 192-unit apartment property discussed above.

7.  Repurchase Agreements

As of June 30, 2001, the Company had outstanding balances of $748,851,456 under 72 repurchase agreements with a weighted average borrowing rate of 4.2% and a weighted average remaining maturity of 3.9 months. As of June 30, 2001, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 2000, the Company had outstanding balances of $448,583,432 under 55 repurchase agreements with a weighted average borrowing rate of 6.60%.

At June 30, 2001, the repurchase agreements had the following remaining maturities:

Within 30 days		              $ 276,397,709
30 to 90 days		                 208,369,587
90 days to one year             264,084,160
                              -------------
                              $ 748,851,456
                              =============

The repurchase agreements are collateralized by the Company's mortgage securities and corporate debt securities with an aggregate current face value of approximately $786.5 million and corporate equity securities with a current market value of approximately $7.3 million. The repurchase agreements bear interest at rates that are LIBOR based.

8.  Stockholders' Equity

Common Stock Offering
------------------------
The Company filed a registration statement with respect to a public offering and sale of 9,000,000 shares of its common stock that became effective June 21, 2001. In addition, the Company granted the underwriters an option to purchase up to 1,335,214 additional shares to cover over-allotments which the underwriters exercised in full. The public offering closed on June 27, 2001. The shares were priced at $7 per share with the Company receiving net proceeds of approximately $67.1 million after deducting total offering costs of approximately $5.2 million, including underwriting discounts.

1997 Stock Option Plan
---------------------
The Company has a 1997 Stock Option Plan (the Plan) which authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Plan authorizes the board of directors, or a committee of the board of directors, to grant Incentive Stock Options (ISOs) as defined under section 422 of the Internal Revenue Code, Non-Qualified Stock Options (NQSOs) and Dividend Equivalent Rights (DERs) to eligible persons, other than non-employee directors. Non-employee directors are eligible to receive grants of NQSOs with DERs pursuant to the provisions of the Plan. The exercise price for any options granted to eligible persons under the Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised ten years after the date granted.

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of June 30, 2001 and December 31, 2000, 525,000 ISOs were vested and exercisable. As of June 30, 2001 and December 31, 2000, 20,000 NQSOs were vested and exercisable. As of June 30, 2001, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 5,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs on ISOs vest on the same basis as the options. DERs on NQSOs became fully vested in April, 1999. Payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three and six months ended June 30, 2001, the Company recorded charges of $87,500 and $170,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $875 and $1,700, respectively, to earnings associated with DERs on NQSOs.
For the three and six months ended June 30, 2000, the Company recorded charges of $70,000 and $105,00, respectively, to stockholders' equity (included in dividends paid or accrued) associated with DERs on ISOs and charges of $700 and $2,100, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge is recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the three and six months ended June 30, 2001, as part of operations, the Company reflected earnings charges of $10,500 and $136,143, respectively, representing the value of ISOs/DERs granted over their vesting period. For the three and six months ended June 30, 2000, as part of operations, the Company reflected earnings charges of $55,821 and $152,675, respectively, representing the value of the ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

The Company pays its non-employee directors a portion of their annual retainer in common stock of the Company. During the six months ended June 30, 2001, and 2000, the Company issued 6,811 and 7,804 shares of its common stock with an aggregate value of $50,003 and $39,996, respectively, to such directors (5,472 and 7,804 shares with an aggregate value of $40,000 and $39,996 during the three months ended June 30, 2001 and 2000, respectively).

Dividends
---------
The Company declared the following dividends during 2001 and 2000:


                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------
During 2001:

February 12, 2001    April 16, 2001      April 30, 2001      $      .165
April 9, 2001        June 30, 2001       July 16, 2001       $      .175

During 2000:

March 17, 2000       April 14, 2000      May 17, 2000        $      .140
June 14, 2000        June 30, 2000       August 17, 2000     $      .140
September 8, 2000    October 16, 2000    November 17, 2000   $      .155
December 14, 2000    January 15, 2001    January 30, 2001    $      .155



Stock Repurchase Plan
---------------------
During the fourth quarter of 1999, the Company implemented a 600,000 share repurchase program. Pursuant to this program, through June 30, 2001, the Company has purchased and retired 378,221 shares at an aggregate cost of $1,923,821 (none during the quarter or six months ended June 20, 2001).

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

$300 million. The Company also pays the Advisor, on a quarterly basis, an incentive compensation fee of 20% of the amount by which its Return on Equity for each quarter exceeds a return based on the Ten-Year U.S. Treasury Rate plus 1%. For the three and six months ended June 30, 2001, the Advisor earned a base management fee of $271,046 and $480,050, respectively, and incentive compensation of $257,134 and $1,009,923, respectively. For the three and six months ended June 30, 2000, the Advisor earned a base management fee of $179,422 and $362,347, respectively, and incentive compensation of $53,969 and $125,229, respectively. America First Properties Management Company L.L.C., (the Manager), provides property management services for multifamily properties in which the Company has an interest. The Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 4% of gross revenues. Such fees paid by the entities which own the multifamily properties in which the Company has an interest for the three and six months ended June 30, 2001, amounted to $111,141 and $219,576, respectively, and such fees paid for the three and six months ended June 30, 2000, amounted to $97,017 and $191,566, respectively.

10. Subsequent Events

Through August 10, 2001, the Company acquired ten FNMA whole-pool mortgage-backed certificates with an aggregate remaining principal balance of $235.7 million (FNMA Certificates). The FNMA Certificates bear interest at rates ranging from 5.78% to 7.66% per annum. The total purchase price paid for the FNMA Certificates, including accrued interest, was approximately $241.3 million. The Company also acquired two FHLMC whole-pool mortgage-backed certificates with an aggregate remaining principal balance of $36.0 million (FHLMC Certificates). The FHLMC Certificates bear interest at rates of 6.12% and 6.75% per annum. The total purchase price paid for the FHLMC Certificates, including accrued interest, was approximately $36.9 million. In addition, the Company acquired two non-agency AAA assets with an aggregate remaining principal balance of $97.5 million. The non-agency AAA assets bear interest at rates of 5.93% and 6.00% per annum. The total purchase price paid for the non-agency AAA assets, including accrued interest, was approximately $97.9 million. The acquisitions were financed with the proceeds of various LIBOR-based repurchase agreements aggregating $333.8 million and cash of $42.3 million.

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

America First Mortgage Advisory Corporation (the "Advisor") provides advisory services to the Company in connection with the conduct of the Company's business activities. The Company's principal investment strategy includes leveraged investing in adjustable rate mortgage securities. The Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities. Since commencing operations and through June 30, 2001, the Company purchased mortgage securities with a face value at the time of purchase of approximately $1.053 billion (mortgage securities with a face value of approximately $384.0 million were purchased during the six months ended June 30, 2001).

The Company has elected to become subject to tax as a real estate investment trust ("REIT") for federal income tax purposes beginning with its 1998 taxable year and, as such, anticipates distributing annually at least 90% (95% prior to January 1, 2001) of its taxable income, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions. The Company declared the following dividends during 2001 and 2000:


                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------
During 2001:

February 12, 2001    April 16, 2001      April 30, 2001      $      .165
April 9, 2001        June 30, 2001       July 16, 2001       $      .175

During 2000:

March 17, 2000       April 14, 2000      May 17, 2000        $      .140
June 14, 2000        June 30, 2000       August 17, 2000     $      .140
September 8, 2000    October 16, 2000    November 17, 2000   $      .155
December 14, 2000    January 15, 2001    January 30, 2001    $      .155




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

Liquidity and Capital Resources

The Company's principal sources of capital consist of borrowings under repurchase agreements, principal payments received on its portfolio of mortgage securities, cash provided by operations and public equity offerings. Principal uses of cash include the acquisition of investment securities, the payment of operating expenses and the payment of dividends to shareholders.

On June 27, 2001, the Company closed a public offering of 10,335,214 shares of its common stock. The offering included the full exercise of the underwriters' option to purchase up to 1,335,214 additional shares to cover over-allotments. The shares were priced at $7 per share with the Company receiving net proceeds of approximately $67.1 million net of offering expenses of $5.2 million, including underwriting discounts. Proceeds of the offering are primarily being utilized to acquire additional adjustable-rate mortgage securities.

During the six months ended June 30, 2001, the Company acquired $390.1 million of mortgage securities and corporate equity securities. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations and a portion of the proceeds of the aforementioned equity offering. Net borrowings under repurchase agreements totaled $300.3 million during the six months ended June 30, 2001. The Company also received principal payments of $74.0 million on its mortgage securities and proceeds of $10.9 million from the sale of mortgage securities, corporate debt securities and corporate equity securities during the six months ended June 30, 2001. Other uses of funds during the six months ended June 30, 2001, included $3.3 million primarily for the acquisition of an interest in a multifamily housing property and $2.9 million for dividend payments.

The Company's borrowings under repurchase agreements totaled $748.9 million at June 30, 2001, and had a weighted average borrowing rate of 4.2% as of such date. At June 30, 2001, the repurchase agreements had balances of between $.2 million and $65.0 million. These arrangements have original terms to maturity ranging from one month to twelve months and annual interest rates based on LIBOR. To date, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its investment policy.

Results of Operations

Three Month Period Ended June 30, 2001 Compared to 2000

During the three months ended June 30, 2001, total interest and dividend income decreased approximately $131,000 (1.4%) compared to the same period in the
prior year.   Such decrease was the result of reductions in income from
mortgage securities and dividend income which were partially offset by increases in income from corporate debt securities and income recognized on short-term investments in cash and cash equivalents. The decrease in income from mortgage securities was the result of a reduction in outstanding fixed-rate investments due to sales of such investments and increased repayments by the underlying borrowers as well as to a reduction in the annualized yield on adjustable-rate mortgage investments. Such decreases were partially offset by an increase in the average investment in adjustable-rate mortgage securities during the period.

The decrease in dividend income is primarily attributable to a reduction in the average amount invested in such securities as a result of sales of the underlying investments.

The increase in income from corporate debt securities and income on short-term investments in cash and cash equivalents was primarily the result of an increase in the average balances of such investments during the period.

The Company's interest expense decreased $1.8 million (23.8%) for the three months ended June 30, 2001, compared to the comparable period in 2000. Such decrease is due primarily to a decrease in the Company's average interest cost from 6.38% to 4.66% for the three months ended June 30, 2000 and 2001, respectively. The decrease in average interest cost was partially offset by an increase in the Company's average outstanding borrowings for the three months ended June 30, 2001 which increased approximately $22.9 million as compared to the same period in 2000.

As a result of the widening of the Company's interest rate margin, net interest and dividend income increased $1.6 million (115.3%) from $1.5 million to $3.1 million for the three months ended June 30, 2000 and 2001, respectively.

Income from other investments decreased $0.4 million for the three months ended June 30, 2001, compared to the same period in 2000 as a result of a reduction in income generated by the Company's investments in unconsolidated real estate limited partnerships.

The Company recognized a net loss of approximately $171,000 on its investments during the three months ended June 30, 2001. Such net loss resulted from a permanent impairment loss recognized on one of its investments in corporate debt securities of approximately $274,000 (See Note 4) and losses on sales of certain corporate debt and equity securities of approximately $601,000. Such losses were partially offset by gains on sales of certain corporate debt and equity securities of approximately $704,000. This compares to a net gain of approximately $120,000 recognized during the three months ended June 30, 2000, resulting from the sale of corporate debt and equity securities for a gain of $199,000 which was partially offset by a loss of $79,000 on the sale of numerous small pools of fixed-rate mortgage securities.

General and administrative expenses for the Company for the three months ended June 30, 2001, increased $0.2 million as compared to the three months ended June 30, 2000. Such increase is primarily attributable to a higher incentive compensation fee earned by the Advisor due to an increase in income generated by the Company.

Six Month Period Ended June 30, 2001 Compared to 2000

During the six months ended June 30, 2001, total interest and dividend income approximated that of the same period in the prior year. This was the result of reductions in income from mortgage securities and dividend income which were substantially offset by increases in income from corporate debt securities and income recognized on short-term investments in cash and cash equivalents. The decrease in income from mortgage securities was the result of a reduction in outstanding fixed-rate investments due to sales of such investments and increased repayments by the underlying borrowers as well as a reduction in the annualized yield on adjustable-rate mortgage investments. Such decreases were partially offset by an increase in the average investment in adjustable-rate mortgage securities during the period.

The decrease in dividend income is primarily attributable to a reduction in the average amount invested in such securities as a result of sales of the underlying investments.

The increase in income from corporate debt securities and income on short-term investments in cash and cash equivalents was primarily the result of an increase in the average balances of such investments during the period.

The Company's interest expense decreased $2.2 million (15.4%) for the six months ended June 30, 2001, compared to the comparable period in 2000. Such decrease is due primarily to a decrease in the Company's average interest cost from 6.31% to 5.14% for the six months ended June 30, 2000 and 2001, respectively. The decrease in average interest cost was partially offset by an increase in the Company's average outstanding borrowings for the six months ended June 30, 2001 which increased approximately $18.4 million as compared to the same period in 2000.

As a result of the widening of the Company's interest rate margin, net interest and dividend income increased $2.2 million (68%) from $3.3 million to $5.5 million for the six months ended June 30, 2000 and 2001, respectively.

Income from other investments increased $2.4 million for the six months ended June 30, 2001, compared to the same period in 2000. Included in such income for the six months ended June 30, 2001, is a gain of approximately $2.6 million which resulted from the sale by a non-consolidated subsidiary of its undivided interest in the net assets of an assisted living center. Excluding such gain, income from other investments decreased $0.2 million as a result of a reduction in income generated by the Company's investments in unconsolidated real estate limited partnerships.

The Company recognized a net loss of approximately $251,000 on its investments during the six months ended June 30, 2001. Such net loss resulted from permanent impairment losses recognized on one of each of its investments in corporate debt and equity securities totaling approximately $398,000. (See Notes 4 and 5). In addition, the Company recognized losses of approximately $601,000 on sales of certain corporate debt and equity securities. Such losses were partially offset by a gains on sales of commercial mortgage-backed securities and corporate debt and equity securities totaling approximately
$748,000.   This compares to a net gain of approximately $120,000 recognized during the six months ended June 30, 2000, resulting from the sale of certain corporate debt and equity securities for a gain of $199,000 which was partially offset by a loss of $79,000 on the sale of numerous small pools of fixed-rate mortgage securities.

General and administrative expenses for the Company for the six months ended June 30, 2001, increased $0.9 million as compared to the six months ended
June 30, 2000. Such increase is primarily attributable to a higher incentive compensation fee earned by the Advisor of which $0.5 million resulted from the sale described in Note 6 and $0.4 million resulted from an increase in income generated by the Company.

New Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Company on January 1, 2002.

FAS 142 will require that goodwill no longer by amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $7,189,000. Amortization expense related to such goodwill was approximately $100,000 for the six month period ended June 30, 2001 and is expected to be approximately $200,000 for the year ended December 31, 2001. Management expects to adopt such statement effective January 1, 2002, as required but has not yet completed its evaluation as to the potential implications to the financial statements.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 2001, the Company determined that it is in and has maintained compliance with this requirement.

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

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.

     On March 30, 2001 and May 31, 2001, the Company issued 1,339 and 5,472
					shares of its common stock, respectively, to its non-employee directors
				 in partial payment of the annual retainer paid by the Company to such
				 directors.  Each such	director was entitled to payment of a number of
				 shares determined by dividing $10,000 by the closing sale price of the
				 common stock on the dates of issuance which were $7.47 on March 30, 2001
				 and $7.31 on May 31, 2001.  The issuance of these shares is exempt from
				 registration under the Securities Act of 1933, as amended (the "Securities
				 Act") under Section 4(2) thereof in that the transaction did not involve
				 a public offering.

					The Company filed a registration statement (Commission File No. 333-59800)
				 with respect to a public offering and sale of 9,000,000 shares of its
				 common stock that became effective June 21, 2001.  In addition, the
				 Company granted Friedman, Billings, Ramsey & Co., Inc. and Tucker Anthony
				 Sutro Capital Markets, the managing underwriters, an option to purchase up
				 to 1,335,214 additional shares to cover over-allotments which they
				 exercised in full.  The public offering closed on June 27, 2001.  The
				 shares were priced at $7 per share.  Gross proceeds from the offering were
				 approximately $72.3 million.  Net proceeds were approximately $67.1
				 million after deducting underwriting discounts and expenses of
				 approximately $4.7 million and other offering costs of approximately $.5
				 million.  Allotments paid from offering proceeds were paid to persons
				 unaffiliated with the Company.  As of June 30, 2001 approximately $16
				 million of proceeds from the offering were utilized	to acquire additional
				 adjustable-rate mortgage securities.  The remaining $51.1 million of
				 proceeds was invested in interest-bearing cash accounts and will be
				 utilized primarily to acquire additional adjustable-rate mortgage
				 securities.

					Item 4.  Submission of Matters to Vote of Securities Holders.

     The Company held its Annual Meeting of Stockholders on May 24, 2001 for the purpose of: (i) electing three directors (ii) ratifying the
					appointment of its auditors (iii) voting on a proposal to amend the
				 Company's 1997 Amended and Restated Stock Option Plan (the "Stock Option
				 Plan") to increase the number of shares and (iv) to approve the issuance
				 of up to 20,000,000 additional shares of the Company's common stock or
 			 securities convertible into or exercisable for such number of shares of
				 common stock in one or more private placements.  The following sets forth
				 the results of the election of officers:

     NAME OF NOMINEE	           FOR	                WITHHELD
     ----------------					---------------									-----------

     Stewart Zimmerman    7,674,876  (99%)        67,894  (1%)
     Alan Gosule          7,666,177  (99%)        76,593  (1%)
					W. David Scott       7,679,556  (99%)        63,214  (1%)

     There was no solicitation in opposition to the nominees by the Stockholders.

     The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December
     31, 2001 was approved by the Stockholders with 7,607,130 votes FOR (98%),
				 46,796 votes AGAINST (1%), and 88,844 votes ABSTAINED OR BROKER
				 NON-VOTES (1%).

					The proposal to amend the Company's Stock Option Plan was approved by the
					Stockholders with 6,985,974 votes FOR (90%), 526,325 votes AGAINST
     (7%), and 230,471 votes ABSTAINED OR BROKER NON-VOTES (3%).

					Further information regarding these matters is contained in the Company's
					Proxy Statement dated April 13, 2001.

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

              10.8  Second Amended and Restated 1997 Stock Option Plan of the
																			 Company
                                    - 20 -

              (b) Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2001       AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ Gary Thompson
                                 Gary Thompson
                                 Authorized Officer and Chief Financial Officer

                                 EXHIBIT 10.8

                         SECOND AMENDED AND RESTATED
                           1997 STOCK OPTION PLAN

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                         SECOND AMENDED AND RESTATED
                           1997 STOCK OPTION PLAN

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

     e. "Cause" shall mean, unless otherwise provided in the Optionee's Agreement, (i) engaging in (A) willful or gross misconduct or (B) willful or gross neglect, (ii) repeatedly failing to adhere to the directions of superiors or the Board or the written policies and practices of the Company,
(iii) the commission of a felony or a crime of moral turpitude, or any crime involving the Company, (iv) fraud, misappropriation, embezzlement or material or repeated insubordination, (v) a material breach of the Optionee's employment agreement(if any) with the Company (other than a termination of employment by the Optionee), or (vi) any illegal act detrimental to the Company; all as determined by the Committee.

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

     q. "Grant" shall mean the issuance of an Incentive Stock Option, Non-qualified Stock Option, DER or any combination thereof to an Eligible Person. The Committee will determine the eligibility of employees, officers, directors and others expected to provide significant services to the Participating Companies based on, among other factors, the position and responsibilities of such individuals, the nature and value to the Participating Company of such individuals accomplishments and potential contribution to the success of the Participating Company whether directly or through its subsidiaries.

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
        (i) The Committee shall from time to time at its discretion select the Eligible Persons who are to be issued Grants, determine the number of Shares to be optioned or with respect to which the Grant is to be issued to each Eligible Person and designate any Options granted as Incentive Stock Options or Non-qualified Stock Options, or both, except that no Incentive Stock Options may be granted to an Eligible Person who is not an Employee of the Company. The Committee shall (A) determine the terms and conditions, not inconsistent with the terms of the Plan, of any Grants awarded hereunder, (including, but not limited to the performance goals and periods applicable to the award of Grants); (B) determine the time or times when and the manner and condition in which each Option shall be exercisable and the duration of the exercise period; and (C) determine or impose other conditions to the Grant or exercise of Options under the Plan as it may deem appropriate. The Committee shall cause each Option to be designated as an Incentive Stock Option or a Non-qualified Stock Option. The Optionee shall take whatever additional actions and execute whatever additional documents the Committee may in its reasonable judgment deem necessary or advisable in order to carry or effect one or more of the obligations or restrictions imposed on the Optionee pursuant to the express provisions of the Plan and the Agreement. DERs will be exercisable separately or together with Options, and paid in cash or other consideration at such times and in accordance with such rules, as the Committee shall determine in its discretion. Unless expressly provided hereunder, the Committee, with respect to any Grant, may exercise its discretion hereunder at the time of the award or thereafter. The interpretation and construction by the Committee of any provision of the Plan or of any Option granted thereunder shall be final. Without limiting the generality of Section18, no member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Grant hereunder.

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

     c.	Stock Ownership.  For purposes of (b) above, in determining
stockownership an Optionee shall be considered as owning the stock owned, directly or indirectly, by or for his brothers, sisters, spouses, ancestors and lineal descendants. Stock owned, directly or indirectly, by or for a corporation, partnership, estate or trust shall be considered as being owned proportionately by or for its shareholders, partners or beneficiaries. Stock with respect to which any person holds an Option shall be considered to be owned by such person.

     d.	Outstanding Stock.  For purposes of (b) above, "outstanding shares"
shall include all stock actually issued and outstanding immediately after the grant of the Option to the Optionee. With respect to the Stock Ownership of any Optionee, "outstanding shares" shall include shares authorized for issue under outstanding Options held by such Optionee, but not options held by any other person.

     6.	STOCK.  Subject to adjustments pursuant to Section 10, Options with respect to an aggregate of no more than 1,400,000 Shares may be granted under the Plan. Notwithstanding the foregoing provisions of this Section 6, Shares as to which an Option is granted under the Plan that remains unexercised at the expiration, forfeiture or other termination of such Option may be the subject of the grant of further Options. Shares of Common Stock issued hereunder may consist, in whole or in part, of authorized and unissued shares or treasury shares. The certificates for Shares issued hereunder may include any legend which the Committee deems appropriate to reflect any restrictions on transfer hereunder or under the Agreement, or as the Committee may otherwise deem appropriate.

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

Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred for purposes of the foregoing clause (i) solely as the result of an acquisition of securities by the Company which, by reducing the number of Shares or other voting securities outstanding, increases (x) the proportionate number of Shares beneficially owned by any person to 30% or more of the Shares then outstanding or (y) the proportionate voting power represented by the voting securities beneficially owned by any person to 30% or more of the combined voting power of all then outstanding voting securities; provided, however, that, if any person referred to in clause(x) or (y) of this sentence shall thereafter become the beneficial owner of any additional Shares or other voting securities (other than pursuant to a stock split, stock dividend, or similar transaction), then a "Change of Control" shall be deemed to have occurred for purposes of this subsection (g).

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

     b.	Restrictions on Transfer. Regardless of whether the offering and sale of Shares under the Plan has been registered under the Act or has been registered or qualified under the securities laws of any state, the Company may impose restrictions on the sale, pledge or other transfer of such Shares(including the placement of appropriate legends on stock certificates) if, in the judgment of the Company and its counsel, such restrictions are necessary or desirable in order to achieve compliance with the provisions of the Act, the securities laws of any state or any other law. In the event that the sale of Shares under the Plan is not registered under the Act but an exemption is available which requires an investment representation or other representation, each Optionee shall be required to represent that such Shares are being acquired for investment, and not with a view to the sale or distribution thereof, and to make such other representations as are deemed necessary or appropriate by the Company and its counsel. Any determination by the Company and its counsel in connection with any of the matters set forth in this Section 11 shall be conclusive and binding on all persons. Without limiting the generality of the last sentence of Section 6, stock certificates evidencing Shares acquired under the Plan pursuant to an unregistered transaction shall bear the following restrictive legend and such other restrictive legends as are required or deemed advisable under the provisions of any applicable law. "THE SALE OF THE SECURITIES REPRESENTED HEREBY HAS NOT BEEN REGISTEREDUNDER THE SECURITIES ACT OF 1933 (THE "ACT"). ANY TRANSFER OF SUCH SECURITIESWILL BE INVALID UNLESS A REGISTRATION STATEMENT UNDER THE ACT IS IN EFFECT AS TOSUCH TRANSFER OR IN THE OPINION OF COUNSEL FOR THE ISSUER SUCH REGISTRATION IS UNNECESSARY IN ORDER FOR SUCH TRANSFER TO COMPLY WITH THE ACT."

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

Nothing in the Plan or in any Option or Grant granted pursuant to the Plan shall confer on any individual any right to continue in the employ or other service of the Company (if applicable)or interfere in any way with the right of the Company and its shareholders to terminate the individual's employment or other service at any time.

     18.	EXCULPATION AND INDEMNIFICATION.

To the maximum extent permitted bylaw, the Company shall indemnify and hold harmless the members of the Board and the members of the Committee from and against any and all liabilities, costs and expenses incurred by such persons as a result of any act or omission to act in connection with the performance of such person's duties, responsibilities and obligations under the Plan, other than such liabilities, costs and expenses as may result from the gross negligence, bad faith, willful misconduct or criminal acts of such persons.

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

The Company has caused the Plan to be executed in the name and on behalf of the Company by an officer of the Company thereunto duly authorized as of this 8th day of March, 2001.





                                  AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                                  a Maryland corporation


                                  By:  /s/ Stewart Zimmerman
                                  Name: Stewart Zimmerman
                                  Title:  President and Chief Executive Officer