Form 10-K/A
period 2000-12-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-10-26
CIK 1055160

FORM 10-K/A

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

Executive Officers of the Company.
The Company's executive officers on December 31, 2000 were as follows:


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

F) Repurchase Agreements
   Borrowings under repurchase agreements (see Note 7) are carried at their
			unpaid principal balances, net of unamortized discount or premium.  Any
			discount or premium is recognized as an adjustment to interest expense
			utilizing the interest method over the expected term of the related
			borrowings.

G) Net Income per Share
   Net income per share is based on the weighted average number of common shares and common equivalent shares (e.g., stock options), if dilutive, outstanding during the period. Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reported period.

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
                                             ==============   ==============    =============




                                    - 31 -
H) Comprehensive Income
   Statement of Financial Accounting Standards No. 130, "Reporting
   Comprehensive Income" requires the Company and the Predecessor to display and report comprehensive income, which includes all changes in
   Stockholders' Equity or Partners' Capital with the exception of additional investments by or dividends to shareholders of the Company or additional investments by or distributions to partners of the Predecessor.
   Comprehensive income for the Company and the Predecessor includes net
			income and the change in net unrealized holding gains (losses) on
			investments. Comprehensive income for the years ended December 31, 2000,
			1999 and 1998 was as follows:

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

J) New Accounting Pronouncements
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

7.  Repurchase Agreements

The Company finances the acquisition of its mortgage-backed securities at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company renews such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through December 31, 2000, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

The Company's repurchase agreements generally range from one month to one year in duration. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company must either refinance these obligations or be in a position to satisfy the obligations. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by both Standard and Poor's Corporation and Moody's Investors Services, where applicable. If this minimum criterion is not met, then the Company will not enter into repurchase agreements with that lender without the specific approval of its board of directors. In the event an existing lender is downgraded below "A," the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four lenders with a maximum exposure to any lender of no more than three times the Company's stockholders' equity. As of December 31, 2000, the Company had repurchase agreements with 11 lenders with a maximum exposure to any one lender of not more than 1.4 times its stockholders' equity.

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

In general, consistent with the Company's underlying operational strategy, the Company's dividends will for the most part be characterized as ordinary income to the shareholder for federal tax purposes. However, a portion of the Company's dividends may be characterized as capital gains or return of capital. Approximately $0.02 of the Company's dividends for the year ended December 31, 2000 were characterized as capital gains. Approximately $0.43 of the Company's dividends for the period from April 10, 1998 to December 31, 1998 were characterized as return of capital. All other dividend amounts for the years ended December 31, 2000 and 1999 and the period from April 10, 1998 to December 31, 1998 were characterized as ordinary income.

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

 													24.   Power of Attorney (incorporated herein by reference to Form
                    10-K dated December 31, 2000, filed with the Securities and
																				Exchange Commission pursuant to the Securities Exchange Act
																				of 1934 (Commission File No. 1-13991)).

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




Date: October 26, 2001		    		 America First Mortgage Investments, Inc.

                               By /s/ Stewart Zimmerman
                               Stewart Zimmerman
																									  	  	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: 	October 26, 2001		 	 	 By /s/ Michael B. Yanney*
                              Michael B. Yanney
 																								  		 Chairman of the Board

Date: 	October 26, 2001			  	 By /s/ Stewart Zimmerman
                              Stewart Zimmerman
																									  	 	Chief Executive Officer and Director

Date: 	October 26, 2001			  	 By /s/ William S. Gorin
                              William S. Gorin
																									   		Chief Financial Officer

Date: 	October 26, 2001			 	  By /s/ Michael L. Dahir*
                              Michael L. Dahir
																									   		Director

Date: 	October 26, 2001				   By
                              Alan L. Gosule
                              Director

Date: 	October 26, 2001				   By /s/ George H. Krauss*
                              George H. Krauss
																									   		Director

Date: 	October 26, 2001				   By /s/ Gregor Medinger*
                              Gregor Medinger
																									   		Director

Date: 	October 26, 2001				   By /s/ W. David Scott*
                              W. David Scott
																									   		Director


* By Stewart Zimmerman, Attorney-in-fact

/s/ Stewart Zimmerman
Stewart Zimmerman