Form 10-Q/A
period 2001-03-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-10-26
CIK 1055160

FORM 10-Q/A

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

J)  New Accounting Pronouncements
		  In June, 1998, the Financial Accounting Standards Board ("FASB") issued
		  Financial	Accounting Standards No. 133, "Accounting for Derivative
		  Instruments and Hedging Activities" (FAS 133).  Certain provisions of FAS
		  133 were amended by Financial Accounting Standards No. 138, "Accounting for
			 Certain Derivative Instruments and Certain Hedging Activities" (FAS 138)
		  in June, 2000.  These statements provide new accounting	and reporting
		  standards for the use of derivative instruments.  Adoption of these
		  statements is required by the Company effective January 1, 2001.
	   Management intends to adopt these statements as required in fiscal 2001.
	   Although the Company has not historically used such instruments, it is not
			 precluded from doing so.  In the future, management	anticipates using such
			 derivative instruments only as hedges to manage interest rate risk.
			 Management does not anticipate	entering into derivatives for	speculative or
			 trading purposes.  As of January 1, 2001, the Company had no outstanding
				derivative hedging instruments nor any imbedded derivatives requiring
			 bifurcation and separate accounting under FAS 133, as amended.
		  Accordingly, there was no cumulative effect upon adoption of FAS 133, as
			 amended, on January 1, 2001.

    In September 2000, the FASB issued Financial Accounting Standards No. 140,
				"Accounting for Transfers and Servicing of Financial Assets and
				Extinguishments of Liabilities" (FAS 140). This statement is applicable
				for transfers of assets and extinguishments of liabilities occurring after
			 March 31, 2001.  The Company plans to adopt the provisions of this
			 statement as required for all transactions entered into on or after April
			 1, 2001.  The adoption of FAS 140 is not anticipated to have a significant
			 impact on the Company.

K) Certain prior period amounts have been reclassified to conform with the current period presentation.

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

The Government National Mortgage Association (GNMA) Certificates are backed by first mortgage loans on multifamily residential properties and pools of single-family properties. The GNMA Certificates are debt securities issued

                                    - 8 -
by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans.
The Federal Home Loan Mortgage Corporation (FHLMC) Certificates are backed by first mortgage loans on pools of single-family properties. The FHLMC Certificates are debt securities issued by FHLMC and are guaranteed by FHLMC as to the full and timely payment of principal and interest on the underlying loans.

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

                                    - 9 -

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

7.  Repurchase Agreements

The Company finances the acquisition of its mortgage-backed securities at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company renews such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through March 31, 2001, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

The Company's repurchase agreements generally range from one month to one year in duration. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company must either refinance these obligations or be in a position to satisfy the obligations. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by both Standard and Poor's Corporation and Moody's Investors Services, where applicable. If this minimum criterion is not met, then the Company will not enter into repurchase agreements with that lender without the specific approval of its board of directors. In the event an existing lender is downgraded below "A," the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four lenders with a maximum exposure to any lender of no more than three times the Company's stockholders' equity. As of March 31, 2001, the Company had repurchase agreements with nine lenders with a maximum exposure to any one lender of not more than 1.4 times our stockholders' equity.

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

Dated:  October 26, 2001      AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ William S. Gorin
                                 William S. Gorin
                                 Authorized Officer and Chief Financial Officer