Form 10-Q/A
period 2001-06-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-10-26
CIK 1055160

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

   In September, 2000, the FASB issued Financial Accounting Standards No. 140,
   "Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities" (FAS 140).  This statement is applicable for
		 transfers of assets and extinguishments of liabilities occurring after March
		 31, 2001. The Company adopted the provisions of this statement as required
		 for all transactions entered into on or after April 1, 2001.  The adoption
		 of FAS 140 did not have a significant impact on the Company.

   In July, 2001, the Financial Accounting Standards Board issued Financial
			Accounting Standards No. 141, "Business Combinations" and FAS No. 142,
			"Goodwill and Other Intangible Assets" which provide guidance on how
		 entities are to account for business combinations and for the goodwill and
		 other intangible assets that arise from those combinations or are acquired
			otherwise.  These standards are effective for the Company on January 1,
		 2002.

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

K) Reclassifications
   Certain prior period amounts have been reclassified to conform with the current period presentation.

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

7.  Repurchase Agreements

The Company finances the acquisition of its mortgage-backed securities at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company renews such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through June 30, 2001, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

The Company's repurchase agreements generally range from one month to one year in duration. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company must either refinance these obligations or be in a position to satisfy the obligations. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by both Standard and Poor's Corporation and Moody's Investors Services, where applicable. If this minimum criterion is not met, then the Company will not enter into repurchase agreements with that lender without the specific approval of its board of directors. In the event an existing lender is downgraded below "A," the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four lenders with a maximum exposure to any lender of no more than three times the Company's stockholders' equity. As of June 30, 2001, the Company had repurchase agreements with ten lenders with a maximum exposure to any one lender of not more than 1.5 times our stockholders' equity.

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

New Accounting Pronouncements

In September, 2000, the FASB issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140). This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of FAS 140 did not have a significant impact on the Company.

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

              10.8  Second Amended and Restated 1997 Stock Option Plan of the
																			 Company (incorporated herein by reference to Form 10-Q
																				dated June 30, 2001, filed with the Securities and Exchange
                    Commission pursuant to the Securities Exchange Act of 1934
                    (Commission File No. 1-13991)).

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