Form 10-Q
period 2001-09-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2001-11-07
CIK 1055160

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

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

                YES   X                  NO

The number of shares of the Registrant's common stock outstanding on November 7, 2001, was 27,034,850.
































                                    -i-
Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST MORTGAGE INVESTMENTS, INC.
BALANCE SHEETS

																																																																																			 September 30, 2001
                                                                                           (Unaudited)   December 31, 2000
                                                                                    ------------------   -----------------
Assets
 Investment in mortgage securities (Note 3)                                         $    1,369,019,391     $   470,575,671
 Investment in corporate debt securities (Note 4)                                            9,187,159          15,665,727
 Investment in corporate equity securities (Note 5)                                          5,444,507           9,010,538
 Cash and cash equivalents
  Unrestricted                                                                              22,438,662           8,400,539
  Restricted                                                                                11,001,639             498,875
 Accrued interest and dividends receivable                                                   8,620,317           3,433,256
 Other investments	(Note 6)                                                                  9,512,480           6,540,570
 Goodwill, net                                                                               7,238,471           7,388,247
 Other assets		                                                                                852,806             976,889
                                                                                    ------------------     ---------------
                                                                                    $    1,443,315,432     $   522,490,312
		                                                                                  ==================     ===============
Liabilities
 Repurchase agreements (Note 7)                                                     $    1,280,934,852     $   448,583,432
 Accrued interest payable		                                                                  6,337,640           2,038,887
 Accounts payable		                                                                          1,143,063             550,209
 Dividends payable		                                                                         4,396,185           1,406,288
 		                                                                                 ------------------     ---------------
                                                                                         1,292,811,740         452,578,816
       		                                                                           ------------------     ---------------

Stockholders' Equity
 Common stock, $.01 par value; 375,000,000 shares authorized
  19,034,850 and 8,692,825 issued and outstanding in 2001
  and 2000, respectively (Note 8)                                                              190,348              86,928
 Additional paid-in capital                                                                141,426,031          74,362,801
 Retained earnings (accumulated deficit)                                                     1,607,378            (440,084)
 Accumulated other comprehensive income (loss)                                               7,279,935          (4,098,149)
                                                                                    ------------------     ---------------
                                                                                           150,503,692          69,911,496
                                                                                    ------------------     ---------------
                                                                                    $    1,443,315,432     $   522,490,312
                                                                                    ==================     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENTS OF INCOME
(UNAUDITED)



                                                     For the Three        For the Three         For the Nine         For the Nine
                                                      Months Ended         Months Ended         Months Ended         Months Ended
                                                September 30, 2001   September 30, 2000   September 30, 2001   September 30, 2000
                                                ------------------   ------------------   ------------------   ------------------
Mortgage securities income                      $       15,936,927   $        8,311,213   $       32,112,855   $       24,923,364
Corporate debt securities income                           361,066              400,671            1,261,464              897,031
Dividend income                                            128,898              263,266              568,974              722,316
Interest income on cash and cash equivalents               261,530              180,957              597,699              473,965
                                                ------------------   ------------------   ------------------   ------------------
Total interest and dividend income                      16,688,421            9,156,107           34,540,992           27,016,676
Interest expense on borrowed funds                      10,276,012            7,827,807           22,625,910           22,421,158
                                                ------------------   ------------------   ------------------   ------------------
Net interest and dividend income                         6,412,409            1,328,300           11,915,082            4,595,518
			                                             ------------------   ------------------   ------------------   ------------------
Income from other investments                              228,819            2,911,658            3,173,940            3,414,020
Net gain (loss) on investments                            (123,669)              52,692             (374,588)             172,311
                                                ------------------   ------------------   ------------------   ------------------
                                                           105,150            2,964,350            2,799,352            3,586,331
                                                ------------------   ------------------   ------------------   ------------------
General and administrative expenses                      1,430,233              994,723            3,335,995            1,968,683
                                                ------------------   ------------------   ------------------   ------------------
Net income                                      $        5,087,326   $        3,297,927   $       11,378,439   $        6,213,166
			                                             ==================   ==================   ==================   ==================
Net income, basic, per share                    $            0.27    $            0.37    $            0.92    $            0.70
			                                             ==================   ==================   ==================   ==================

Net income, diluted, per share                  $            0.27    $            0.37    $            0.92    $            0.70
                                                ==================   ==================   ==================   ==================



Weighted average number of shares outstanding,
 basic                                                  19,034,850            8,870,431           12,330,554            8,894,425
Weighted average number of shares outstanding,
 diluted                                                19,148,345            8,895,033           12,424,211            8,910,290

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                          Stockholders' Equity
                                     --------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                       Other
                                             Common Stock			           Paid-in      Retained	  Comprehensive
                                      # of Shares	       Amount	       Capital	     Earnings	         Income	        Total
                                     ------------  ------------  -------------  ------------   -------------  -------------

Balance at December 31, 2000            8,692,825   $    86,928   $ 74,362,801  $   (440,084) $   (4,098,149) $  69,911,496

Comprehensive income:
 Net income                                  -              -             -       11,378,439            -        11,378,439
	Other comprehensive income                  -              -             -             -         11,378,084     11,378,084
                                    ------------  ------------  -------------  ------------   -------------  -------------
Comprehensive income                         -              -             -       11,378,439      11,378,084     22,756,523
Dividends declared                           -              -             -       (9,330,977)          -         (9,330,977)
Stock options
 revaluation adjustment                      -              -           28,739         -               -             28,739
Issuance of common stock
 to directors (Note 8)                      6,811            68         49,935         -               -             50,003
Issuance of common stock,
 net of offering expenses (Note 8)     10,335,214       103,352     66,984,556         -               -         67,087,908
                                     ------------  ------------  -------------  ------------   -------------  -------------
Balance at September 30, 2001          19,034,850   $   190,348   $141,426,031   $ 1,607,378   $   7,279,935  $ 150,503,692
                                     ============  ============  =============  ============   =============  =============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                             For the Nine        For the Nine
                                                             Months Ended        Months Ended
                                                       September 30, 2001  September 30, 2000
                                                       ------------------  ------------------
Cash flows from operating activities
 Net income                                            $       11,378,439  $        6,213,166
  Adjustments to reconcile net income to net cash
  from operating activities:
   Net gain on investments                                     (2,382,936)         (2,767,744)
   Amortization of premiums on investments                      2,352,744           1,138,154
   Amortization of goodwill                                       149,776             149,776
 Changes in assets and liabilities:
   Increase in interest and dividends receivable               (5,187,061)         (1,099,695)
   (Decrease) increase in other assets                            205,371          (2,525,524)
   Increase in accounts payable                                   592,854             387,538
   Increase (decrease) in accrued interest payable              4,298,753            (380,138)
                                                      -------------------  ------------------
 Net cash provided by operating activities                     11,407,940           1,115,533
                                                      -------------------  ------------------
Cash flows from investing activities
 Principal payments on mortgage securities                    147,873,621          72,836,203
 Proceeds from sale of mortgage securities                      5,543,828           5,018,677
 Proceeds from sale of corporate debt securities                2,516,275             372,500
 Proceeds from sale of corporate equity securities              5,142,955           1,149,644
 Proceeds from sale of other investments                             -              2,595,433
 Purchases of mortgage securities                          (1,040,451,999)        (95,081,513)
 Purchases of corporate debt securities                              -             (6,708,750)
 Purchases of corporate equity securities                        (392,053)         (6,835,392)
 Increase in other investments                                   (195,384)           (115,488)
                                                      -------------------  ------------------
 Net cash used in investing activities                       (879,962,757)        (26,768,686)
                                                      -------------------  ------------------
Cash flows from financing activities
 Net borrowings from repurchase agreements                    832,351,420          21,288,459
 Net proceeds from stock offering                              67,087,908                -
 (Increase) decrease in restricted cash
  and cash equivalents                                        (10,502,764)          2,936,732
 Stock purchased for retirement                                      -               (599,637)
 Dividends paid                                                (6,343,624)         (3,886,964)
                                                      -------------------  ------------------
 Net cash provided by financing activities                    882,592,940          19,738,590
                                                      -------------------  ------------------
Net increase (decrease) in unrestricted cash
 and cash equivalents                                          14,038,123          (5,914,563)
Unrestricted cash and cash equivalents at
 beginning of period        	                                   8,400,539          19,895,833
                                                      -------------------  ------------------
Unrestricted cash and cash equivalents at
 end of period                                        $        22,438,662   $      13,981,270
			                                                   ===================   =================
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $        18,327,157   $      22,801,296


During the nine months ended September 30, 2001 and 2000, the Company issued 6,811 and 7,804 shares of common stock, respectively, to its non-employee directors in partial payment of the annual retainer paid by the Company to such directors. The aggregate value of such common stock issued during the nine months ended September 30, 2001 and 2000 was $50,003 and $39,996, respectively.

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST MORTGAGE INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)

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

The Company has entered into an advisory agreement with America First Mortgage Advisory Corporation (the Manager) which provides advisory services in connection with the conduct of the Company's business activities. Also see
Note 9 - Related Party Transactions for terms of the advisory agreement and discussion of the proposed acquisition of the Manager by the Company.

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
			 Form 10-K for the year ended December 31, 2000.  In the opinion of
			 management, all normal and recurring adjustments necessary to present
			 fairly the financial position at September 30, 2001 and results of
			 operations for all periods presented have been made.  The results of
			 operations for the nine-month period ended September 30, 2001 are not
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

C)  Mortgage Securities, Corporate Debt Securities and Corporate Equity
    Securities
	   Statement of Financial Accounting Standards No. 115, "Accounting for
				Certain Investments in Debt and Equity Securities" (SFAS 115), requires
				the Company to classify its investments in mortgage securities,
				corporate debt securities and corporate equity securities (collectively
			 referred to as investment securities) as either held-to-maturity,
			 available-for-sale or trading at the time of acquisition.

 			Although the Company generally intends to hold most of its mortgage
			 securities until maturity, it may, from time to time, sell any of its
			 mortgage securities as part of its overall management of its business.
			 In order to be prepared to respond to potential future opportunities in the
				market, to sell mortgage securities in order to optimize the portfolio's
			 total return and to retain its ability to respond to economic conditions
			 that require the Company to sell assets in order to maintain an appropriate
			 level of liquidity, the Company has classified all its mortgage securities
			 as available-for-sale.  Likewise, the Company has classified all its
			 corporate equity securities as available-for-sale.  Corporate debt securities are classified as either held-to-maturity or available-for-sale depending on management's current intentions and ability to hold such
    securities to maturity.		Mortgage securities, corporate equity securities
			 and corporate debt securities classified as available-for-sale are reported
			 at fair value, with unrealized gains and losses excluded from earnings and
			 reported in other	comprehensive income.  Corporate debt securities
			 classified as held-to-maturity are carried at amortized cost.

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

D)  Credit Risk
	   The Company limits its exposure to credit losses on its investment
			 portfolio by requiring that at least 50% of its investment portfolio
		 	consist of adjustable-rate mortgage securities that are insured or
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
			 closed-end funds owning a portfolio of mortgage assets; or (iii) other
			 fixed-income instruments (corporate debt or equity securities or mortgage
			 backed securities) that provide increased call protection relative to the
			 Company's mortgage assets.  Corporate debt that is rated below
			 investment-grade will be limited to less than 5% of the Company's total
			 assets.  As of September 30, 2001, and December 31, 2000, approximately 83%
			 and 75%, respectively, of the Company's total assets consisted of
			 adjustable-rate mortgage securities insured or guaranteed by the U.S.
			 government or an agency thereof.  At September 30, 2001, management
				determined no allowance for credit losses was necessary.

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
    13, 1999, respectively.  During the three months ended September 30, 2001
			 and 2000,	the average price of the Company's stock was greater than the
				exercise price of the options	granted on August 13, 1999.  As such,
				exercise of such options under the treasury stock method is dilutive.
			 Accordingly, these dilutive securities were considered in diluted earnings
			 per share.  With regard to the options granted on April 6, 1998, the
			 exercise price is greater than the average stock price during the three
			 months ended September 30, 2001, and September 30, 2000; therefore,
			 exercise of	such options under the treasury stock method would be
			 anti-dilutive.  Accordingly, these potentially dilutive securities were
			 not considered in diluted earnings per share.

				The following table sets forth the reconciliation of the weighted average
				shares outstanding for the calculation of basic earnings per share to the
				weighted average shares outstanding for the calculation of diluted
				earnings per share for each period presented:

                                              For the Three         For the Three          For the Nine         For the Nine
                                               Months Ended          Months Ended          Months Ended         Months Ended
                                         September 30, 2001    September 30, 2000    September 30, 2001   September 30, 2000
                                                (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
                                         ------------------   -------------------    ------------------   -------------------
Weighted average shares outstanding for
 basic earnings per share                       19,034,850              8,870,431            12,330,554             8,894,425
Add effect of assumed shares issued under
 treasury stock method for stock options           113,495                 24,602                93,657                15,865
Weighted average shares outstanding for  ------------------   -------------------   -------------------   -------------------
 diluted earnings per share                     19,148,345              8,895,033            12,424,211             8,910,290
                                         ==================   ===================   ===================   ===================

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

Comprehensive income for the three and nine months ended September 30, 2001, and September 30, 2000 was as follows:

                                                 For the Three          For the Three          For the Nine         For the Nine
                                                  Months Ended           Months Ended          Months Ended         Months Ended
                                            September 30, 2001     September 30, 2000    September 30, 2001   September 30, 2000
                                                   (Unaudited)            (Unaudited)           (Unaudited)          (Unaudited)
                                            ------------------     ------------------    ------------------   -------------------
Net income                                  $        5,087,326     $        3,297,927    $       11,378,439    $        6,213,166
 Other comprehensive income
	 Unrealized holding gains (losses)
 		 Net unrealized holding gains
  		arising during the period                       10,882,881              3,044,098            14,244,547               747,207

    Change in classification of
     corporate debt securities from
     held-to-maturity to available-for-sale         (3,012,937)                   -              (3,012,937)                 -

    Reclassification adjustment for
     realized gains included in net income             185,923                    -                 146,474                  -
                                            ------------------    -------------------    ------------------    ------------------
  Other comprehensive income                         8,055,867              3,044,098            11,378,084               747,207
                                            ------------------    -------------------    ------------------    ------------------
Comprehensive income                        $       13,143,193    $         6,342,025    $       22,756,523    $        6,960,373
                                            ==================    ===================    ==================    ==================

I)  Federal Income Taxes
    The Company has elected to be taxed as a real estate investment trust
    (REIT) under the provisions of the Internal Revenue Code and the corresponding provisions of state law. As such, no provision for income taxes has been made in the accompanying financial statements.

J)  New Accounting Pronouncements
		  In June, 1998, the Financial Accounting Standards Board ("FASB") issued
		  Financial	Accounting Standards No. 133, "Accounting for Derivative
		  Instruments and Hedging Activities " ("FAS 133").  Certain provisions of FAS
		  133 were amended by Financial Accounting Standards No. 138, "Accounting for
		  Certain	Derivative Instruments and Certain Hedging Activities" ("FAS 138")
			 in June, 2000. These statements provide new accounting	and reporting
				standards for the use of derivative instruments.  Although the Company has
		  not historically used such instruments, it is not precluded from doing so.
	   In the future, management anticipates using such derivative instruments
			 only as hedges to manage interest rate risk.	 Management does not
			 anticipate	entering into derivatives for	speculative or trading purposes.
			 As of January 1, 2001, the Company had no outstanding	derivative hedging
			 instruments nor any imbedded derivatives requiring bifurcation and
			 separate accounting under FAS 133, as amended.  Accordingly, there was no
			 cumulative effect upon adoption of FAS 133, as amended, on January 1, 2001.

    In September, 2000, the FASB issued Financial Accounting Standards No. 140,
				"Accounting for Transfers and Servicing of Financial Assets and
    Extinguishments of Liabilities" ("FAS 140"). This statement is applicable
			 for transfers of assets and extinguishments of liabilities occurring after
			 March 31, 2001.  The Company adopted the provisions of this statement as
			 required for all transactions entered into on or after April 1, 2001.
		  The adoption of FAS 140 did not have a significant impact on the Company.

    In July, 2001, the FASB issued Financial Accounting Standards (FAS) No.
			 141, "Business Combinations" and FAS No. 142, "Goodwill and Other
			 Intangible Assets" which provide guidance on how entities are to account
			 for business combinations and for the goodwill and other intangible assets
			 that arise from those combinations or are acquired otherwise.  These
			 standards are effective for the Company on January 1, 2002.

				FAS 142 will require that goodwill no longer by amortized, but instead be
				tested for impairment at least annually.  As of the date of adoption, the
				Company expects to have unamortized goodwill in the amount of approximately
				$7,189,000.  Amortization expense related to such goodwill was
			 approximately $150,000 for the nine month period ended September 30, 2001
			 and is expected to be approximately $200,000 for the year ended December

			 31, 2001.  Management expects to adopt such statement effective January 1,
			 2002, as required but has not yet completed its evaluation as to the
			 potential implications to the financial statements.

    In October, 2001, the FASB issued Financial Accounting Standards No. 144,
    "Accounting for the Impairment or Disposal of Long-Lived Assets"
    ("FAS 144").  FAS 144 provides new guidance on the recognition of
			 impairment losses on long-lived assets to be held and used or to be
			 disposed of and also broadens the definition of what constitutes a
			 discontinued operation and how the results of a discontinued operation are
			 to be measured and presented.  The provisions of FAS 144 are effective for
			 the Company on January 1, 2002.  The adoption of FAS 144 is not expected to
			 have a significant impact on the Company.

K) Reclassifications
   Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Mortgage Securities

The following table presents the Company's mortgage securities as of September 30, 2001 and December 31, 2000.

                                         September 30, 2001
                                                (Unaudited)     December 31, 2000
                                         ------------------     -----------------
FNMA Certificates                         $			  929,974,143     $     377,668,990
GNMA Certificates                     			        13,461,932            24,529,046
FHLMC Certificates                              265,211,640             8,981,226
Commercial mortgage securities                   11,631,000            17,135,031
Non-agency AAA assets                           148,740,676            42,261,378
                                         ------------------     -----------------
																						                    $   1,369,019,391     $     470,575,671
                                         ==================     =================

At September 30, 2001, and December 31, 2000, mortgage securities consisted of pools of adjustable-rate mortgage securities with carrying values of $1,357,044,781 and $450,992,165, respectively, and fixed-rate mortgage securities with carrying values of $11,974,610 and $19,583,506, respectively.

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

At September 30, 2001, and December 31, 2000, all mortgage securities were classified as available-for-sale and as such are carried at their fair value. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the mortgage securities at September 30, 2001, and December 31, 2000, respectively:

                                         As of
                            September 30, 2001                   As of
                                   (Unaudited)       December 31, 2000
                            ------------------      ------------------
Amortized cost              $   1,359,167,703       $      474,638,436
Gross unrealized gains             11,194,592                  351,662
Gross unrealized losses            (1,342,904)              (4,414,427)
                           ------------------       ------------------
Fair value			           	   $   1,369,019,391              470,575,671
                           ==================       ==================

4.  Corporate Debt Securities

Corporate debt securities are classified as either held-to-maturity or available-for-sale. Prior to September 30, 2001, all corporate debt securities were classified as held-to-maturity. However, on September 30, 2001, because the continued deterioration of the issuer's credit worthiness has resulted in a change in management's long term plans to hold certain corporate debt securities, these investments were reclassified from the held-to-maturity classification to the available-for-sale classification and as such are now carried at their fair value. The total amortized cost, gross unrealized losses and aggregate fair value of the securities transferred were $4,587,937, $3,012,937 and $1,575,000 respectively. As a result of the change in classification, other comprehensive income decreased by $3,012,937.

The following tables presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the corporate debt securities as of September 30, 2001, and December 31, 2000:


Held-to-maturity securities:
                                        As of
                           September 30, 2001                    As of
                                  (Unaudited)        December 31, 2000
                           ------------------       ------------------
Amortized cost             $        7,612,159        $      15,665,727
Gross unrealized gains                   -                      24,900
Gross unrealized losses            (4,087,159)              (3,795,002)
                           ------------------       ------------------
Fair value                 $        3,525,000        $      11,895,625
                           ==================       ==================


Available-for-sale securities:

                                        As of
                           September 30, 2001                    As of
                                  (Unaudited)        December 31, 2000
                           ------------------       ------------------
Amortized cost             $        4,587,937        $            -
Gross unrealized gains                   -                        -
Gross unrealized losses            (3,012,937)                    -
                           ------------------       ------------------
Fair value                 $        1,575,000        $            -
                           ==================       ==================

The following table presents the carrying value of corporate debt securities at September 30, 2001 and December 31, 2000:


                                                  As of
                                     September 30, 2001                    As of
                                            (Unaudited)        December 31, 2000
                                     ------------------       ------------------
Held-to-maturity securities          $        7,612,159        $      15,665,727
Available-for-sale securities                 1,575,000                     -
                                     ------------------       ------------------
Carrying value                       $        9,187,159        $      15,665,727
                                     ==================       ==================


The Company recognized a permanent impairment loss of $273,890 during the three months ended June 30, 2001, on one of its investments in corporate debt securities. The amortized cost basis of such security was adjusted accordingly. During the three months ended September 30, 2001, the Company sold its entire remaining investment in such security and realized an additional loss of approximately $332,000 on such sale.

5.  Corporate Equity Securities

Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the corporate equity securities as of September 30, 2001, and December 31, 2000:

                                        As of
                           September 30, 2001                    As of
                                  (Unaudited)        December 31, 2000
                           ------------------       ------------------
Cost                       $        5,003,324       $        9,045,923
Gross unrealized gains                784,648                  613,843
Gross unrealized losses              (343,465)                (649,228)
                           ------------------       -------------------
Fair value                 $        5,444,507       $        9,010,538
                           ==================       ===================

The Company recognized a permanent impairment loss of $124,000 during the three months ended March 31, 2001, on one of its investments in corporate equity securities. The cost basis of such security was adjusted accordingly. During the three months ended September 30, 2001, the Company sold its entire investment in such equity security and realized an additional loss of approximately $77,000 on such sale.

6.  Other Investments

Other investments consisted of the following as of September 30, 2001 and December 31, 2000:

                                                                              As of
                                                                 September 30, 2001                 As of
							                                                                  (Unaudited)    December 31, 2000
                                                                 ------------------     -----------------
Investment in Retirement Centers Corporation		                   $        5,166,794     $       2,540,180
Investment in and advances to real estate limited partnerships	           4,345,686             4,000,390
                                                                 ------------------     -----------------
Total                                                            $        9,512,480     $       6,540,570
                                                                 ==================     ==================

The Company's investment in Retirement Centers Corporation (RCC) represents a 95% ownership interest in such corporation. The Company owns 100% of the non-voting preferred stock of RCC and a third party owns 100% of the common stock. The Company accounts for its investment in RCC on the equity method. As of September 30, 2001, RCC owned (i) a 128-unit apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000 and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001.

At December 31, 2000, RCC owned (i) the 128-unit apartment property referenced above and (ii) a limited partnership interest in a real estate limited partnership which operates an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership which owned the assisted living center was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of the assisted living center. Such sale contributed approximately $2,100,000 ($2,600,000 less an incentive fee of approximately $511,000) (see Note 9) to the Company's net income for the nine months ended September 30, 2001. The proceeds of such sale were utilized to acquire the 192-unit apartment property on January 18, 2001 as discussed above.

Investments in and advances to unconsolidated real estate limited partnerships consist of investments in or advances made to limited partnerships which own properties. These investments are not insured or guaranteed by any government agency or third party. The value of these investments is a function of the underlying value of the real estate owned by such limited partnerships. They are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. As of September 30, 2001, and December 31, 2000, the Company had investments in five (including the acquisition discussed below) such limited partnerships. On January 18, 2001, the Company and one of its real estate limited partnerships acquired the remaining 11.7% undivided interest in the 192-unit apartment property discussed above.

7.  Repurchase Agreements

The Company finances the acquisition of its mortgage securities at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company renews such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through September 30, 2001, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

The Company's repurchase agreements generally range from one month to one year in duration. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company must either refinance these obligations or be in a position to satisfy the obligations. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by both Standard and Poor's Corporation and Moody's Investors Services, where applicable. If this minimum criterion is not met, then the Company will not enter into repurchase agreements with that lender without the specific approval of its board of directors. In the event an existing lender is downgraded below "A," the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four lenders with a maximum exposure to any lender of no more than three times the Company's stockholders' equity. As of September 30, 2001, the Company had repurchase agreements with nine lenders with a maximum exposure to any one lender of not more than 2.2 times its stockholders' equity.

As of September 30, 2001, the Company had outstanding balances of $1,280,934,852 under 96 repurchase agreements with a weighted average borrowing rate of 3.62% and a weighted average remaining maturity of 4.6 months. As of September 30, 2001, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one to twelve months. As of December 31, 2000, the Company had outstanding balances of $448,583,432 under 55 repurchase agreements with a weighted average borrowing rate of 6.60%.

At September 30, 2001, the repurchase agreements had the following remaining maturities:

Within 30 days		              $   195,409,010
30 to 90 days		                   130,218,102
90 days to one year               955,307,740
                              ---------------
                              $ 1,280,934,852
                              ===============

The repurchase agreements are collateralized by the Company's mortgage securities and corporate debt securities with an aggregate current face value of approximately $1.338 billion and corporate equity securities with a current market value of approximately $5.4 million. The repurchase agreements generally bear interest at rates that are London Interbank Offered Rate ("LIBOR") based.

8.  Stockholders' Equity

Common Stock Offerings
------------------------
The Company filed a registration statement with respect to a public offering and sale of 9,000,000 shares of its common stock that became effective June 21, 2001. In addition, the Company granted the underwriters an option to purchase up to 1,335,214 additional shares to cover over-allotments which the underwriters exercised in full. The public offering closed on June 27, 2001. The shares were priced at $7 per share with the Company receiving net proceeds of approximately $67.1 million after deducting total offering costs of approximately $5.2 million, including underwriting discounts.

On September 25, 2001, the Company filed a registration statement with the Securities and Exchange Commission relating to the future offerings of up to $300,000,000 of its common stock, preferred stock or any combination thereof. The Company may offer any or all of these shares for cash at any time or from time to time, in a variety of transactions, including underwritten public offerings. To the extent the Company raises additional capital from the offering of its common or preferred stock, the Company would anticipate that the net proceeds of any such offering would be used to acquire additional mortgage securities, interests in multifamily apartment properties and other investments consistent with its investment criteria, and for general corporate purposes. There can be no assurance, however, that the Company will be able to raise additional equity capital at any time or on any particular terms. See Note 10 - Subsequent Events for a discussion of the underwritten public offering of 8,000,000 shares of common stock under this registration statement that closed on November 7, 2001.

Also see Note 9 - Related Party Transactions, for a discussion of the 1,287,501 shares of common stock to be issued in conjunction with the proposed merger between the Company and the Manager.

1997 Stock Option Plan
---------------------
The Company has a 1997 Stock Option Plan (the Plan) which authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Plan authorizes the board of directors, or a committee of the board of directors, to grant Incentive Stock Options (ISOs) as defined under section 422 of the Internal Revenue Code, Non-Qualified Stock Options (NQSOs) and Dividend Equivalent Rights (DERs) to eligible persons, other than non-employee directors. Non-employee directors are eligible to receive grants of NQSOs with DERs pursuant to the provisions of the Plan. The exercise price for any options granted to eligible persons under the Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised within ten years after the date granted or upon certain other conditions.

On April 6, 1998, 500,000 ISOs were granted to buy common shares at an exercise price of $9.375 per share (the 1998 Grant). In addition, 20,000 NQSOs were issued at an exercise price of $9.375 per share. On August 13, 1999, 300,000 ISOs were granted to buy common shares at an exercise price of $4.875 per share (the 1999 Grant). Prior to the 1998 Grant, no other options were outstanding. As of September 30, 2001 and December 31, 2000, 725,000 and 525,000, respectively, ISOs were vested and exercisable. During the three and nine months ended September 30, 2001, 5,000 NQSQs expired. As of September 30, 2001 and December 31, 2000, 15,000 and 20,000, respectively, NQSOs were vested and exercisable. As of September 30, 2001, no options had been exercised.

In addition to the options granted on April 6, 1998, 500,000 and 5,000 DERs were also granted on the ISOs and NQSOs, respectively, based on the provisions of the Plan. No DERs were granted on the ISOs granted on August 13, 1999. DERs on ISOs vest on the same basis as the options. DERs on NQSOs became fully vested in April, 1999. Payments are made on vested DERs only. Vested DERs are paid only to the extent of ordinary income and not on returns of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three and nine months ended September 30, 2001, the Company recorded charges of $112,500 and $282,500, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $844 and $2,544, respectively, to earnings associated with DERs on NQSOs. For the three and nine months ended September 30, 2000, the Company recorded charges of $58,125 and $163,125, respectively, to stockholders' equity (included in dividends paid or accrued) associated with DERs on ISOs and charges of $775 and $2,875, respectively, to earnings associated with DERs on NQSOs.

The options and related DERs issued were accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation". Because the ISOs were not issued to officers who are direct employees of the Company, ISOs granted were accounted for under the option value method as variable grants and a periodic charge is recognized based on the vesting schedule. The charge for options which vested immediately with the 1998 Grant was included as capitalized transaction costs in connection with the Merger. Until fixed and determinable, management estimates the value of the ISOs granted as of each balance sheet date using a Black-Scholes valuation model, as adjusted for the discounted value of dividends not to be received under the unvested DERs. In the absence of comparable historical market information for the Company, management originally utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk-free rate and a current dividend yield (or 0% if the related DERs are issued). For the three and nine months ended September 30, 2001, as part of operations, the Company reflected earnings charges of $9,802 and $145,945, respectively, representing the value of ISOs/DERs granted over their vesting period. For the three and nine months ended September 30, 2000, as part of operations, the Company reflected earnings charges of $14,344 and $167,019, respectively, representing the value of the ISOs/DERs granted over their vesting period. NQSOs granted were accounted for using the intrinsic method and, accordingly, no earnings charge was reflected since the exercise price was equal to the fair market value of the common stock at the date of the grant.

The Company pays its non-employee directors a portion of their annual retainer in common stock of the Company. During the nine months ended September 30, 2001, and 2000, the Company issued 6,811 and 7,804 shares of its common stock with an aggregate value of $50,003 and $39,996, respectively, to such directors (none during the three months ended September 30, 2001, and 2000, respectively).

Dividends
---------
The Company declared the following dividends during 2001 and 2000:


                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------
During 2001:

February 12, 2001    April 16, 2001      April 30, 2001      $     0.165
April 9, 2001        June 30, 2001       July 16, 2001       $     0.175
September 19, 2001   October 2, 2001     October 18, 2001    $     0.225

During 2000:

March 17, 2000       April 14, 2000      May 17, 2000        $     0.140
June 14, 2000        June 30, 2000       August 17, 2000     $     0.140
September 8, 2000    October 16, 2000    November 17, 2000   $     0.155
December 14, 2000    January 15, 2001    January 30, 2001    $     0.155



Stock Repurchase Plan
---------------------

During the fourth quarter of 1999, the Company implemented a 600,000 share repurchase program. Pursuant to this program, through September 30, 2001, the Company has purchased and retired 378,221 shares at an aggregate cost of $1,923,821 (none during the three or nine months ended September 30, 2001).

9.  Related Party Transactions

The Manager manages the operations and investments of the Company and performs administrative services for the Company. In turn, the Manager receives a management fee payable monthly in arrears in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus
 .80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also pays the Manager, on a quarterly basis, an incentive compensation fee of 20% of the amount by which its Return on Equity for each quarter exceeds a return based on the Ten-Year U.S. Treasury Rate plus 1%. For the three and nine months ended September 30, 2001, the Manager earned a base management fee of $395,229 and $875,279, respectively, and incentive compensation of $743,189 and $1,753,112, respectively. For the three and nine months ended September 30, 2000, the Manager earned a base management fee of $183,572 and $545,919, respectively, and incentive compensation of $544,985 and $670,214, respectively.

America First Properties Management Company L.L.C., (the Property Manager), provides property management services for multifamily properties in which the Company has an interest. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the properties under management, ranging from 3.5% to 4% of gross revenues. Such fees paid by the entities which own the multifamily properties in which the Company has an interest for the three and nine months ended September 30, 2001, amounted to $107,758 and $327,334, respectively, and such fees paid for the three and nine months ended September 30, 2000, amounted to $96,774 and $288,340, respectively.

The Company entered into an Agreement and Plan of Merger, dated as of September 24, 2001 (the "Merger Agreement") with the Manager, America First Companies L.L.C., the principal stockholder of the Manager ("AFC"), and Stewart Zimmerman, William S. Gorin, and Ronald A. Freydberg, the other stockholders of the Manager (the "Manager Stockholders"). Pursuant to the Merger Agreement, the Manager will merge with and into the Company, and the Company will become a self-advised real estate investment trust. Under the

Merger Agreement, the Company will issue 1,287,501 shares of its common stock to the owners of the Manager. The issuance of shares of the Company's common stock pursuant to, and the other transactions contemplated by the Merger Agreement are conditioned upon, among other things, the affirmative vote of a majority of the shares of the Company's common stock voting at a special meeting of stockholders which is expected to take place in the fourth quarter of 2001. On October 9, 2001, the Company filed a preliminary proxy statement with the Securities and Exchange Commission with respect to this special meeting of stockholders.

10. Subsequent Events

On October 16, 2001, in order to reduce interest rate risk exposure on its LIBOR-based repurchase agreements, the Company entered into a LIBOR interest rate cap agreement struck at 5.75% for a notional amount of $50 million covering the monthly periods from October 25, 2002 to October 25, 2004.

On November 7, 2001, the Company closed an underwritten public offering of 8,000,000 shares of its common stock. As of that date, the underwriters had not exercised their option to purchase up to 1,200,000 additional shares to cover over-allotments. The shares were priced at $8.00 per share with the Company receiving net proceeds of approximately $59.7 million after payment of offering expenses of $4,300,000, including underwriting discounts. Net proceeds of the offering will be utilized to acquire additional adjustable-rate mortgage securities.

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

America First Mortgage Advisory Corporation (the "Manager") provides advisory services to the Company in connection with the conduct of the Company's business activities. The Company's principal investment strategy includes leveraged investing in adjustable-rate mortgage securities. The Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities.

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


                                                              Amount per
Declaration Date      Record Date        Payment Date              Share
----------------     ------------        ------------        -----------
During 2001:

February 12, 2001    April 16, 2001      April 30, 2001      $     0.165
April 9, 2001        June 30, 2001       July 16, 2001       $     0.175
September 19, 2001   October 2, 2001		   October 18, 2001    $     0.225

During 2000:

March 17, 2000       April 14, 2000      May 17, 2000        $     0.140
June 14, 2000        June 30, 2000       August 17, 2000     $     0.140
September 8, 2000    October 16, 2000    November 17, 2000   $     0.155
December 14, 2000    January 15, 2001    January 30, 2001    $     0.155



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

Liquidity and Capital Resources

The Company's principal sources of capital consist of borrowings under repurchase agreements, principal payments received on its portfolio of mortgage securities, cash provided by operations and proceeds from public equity offerings. Principal uses of cash include the acquisition of investment securities, the payment of operating expenses and the payment of dividends to shareholders.

During the nine months ended September 30, 2001, the Company acquired $1.041 billion of mortgage securities and corporate equity securities. Financing for these acquisitions was provided primarily through the utilization of repurchase agreements, supplemented by cash flow from operations and net proceeds from the public offering of common stock described below. Net borrowings under repurchase agreements totaled $832.4 million during the nine months ended September 30, 2001. The Company also received principal payments of $147.9 million on its mortgage securities and proceeds of $13.2 million from the sale of mortgage securities, corporate debt securities and corporate equity securities during the nine months ended September 30, 2001. Other uses of funds during the nine months ended September 30, 2001, included $3.3 million primarily for the acquisition of an interest in a multifamily housing property and $6.3 million for dividend payments.

The Company's borrowings under repurchase agreements totaled $1.281 billion at September 30, 2001, and had a weighted average borrowing rate of 3.62% as of such date. At September 30, 2001, the repurchase agreements had balances of between $0.2 million and $68.0 million. These arrangements generally have original terms to maturity ranging from one month to twelve months and annual interest rates that are generally based on LIBOR. To date, the Company has not had margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

On June 27, 2001, the Company closed a public offering of 10,335,214 shares of its common stock. The offering included the full exercise of the underwriters' option to purchase up to 1,335,214 additional shares to cover over-allotments. The shares were priced at $7 per share with the Company receiving net proceeds of approximately $67.1 million net of offering expenses of $5.2 million, including underwriting discounts. Net proceeds of this offering were fully utilized to acquire additional adjustable-rate mortgage securities during the three months ended September 30, 2001.

On September 25, 2001, the Company filed a registration statement with the Securities and Exchange Commission relating to $300,000,000 of its common stock and preferred stock that the Company may offer from time to time for cash in a variety of transactions, including underwritten public offerings.
On November 7, 2001, the Company closed an underwritten public offering of 8,000,000 shares of its common stock pursuant to this registration statement. As of that date, the underwriters had not exercised their option to purchase up to 1,200,000 additional shares to cover over-allotments. The shares were sold at a public offering price of $8.00 per share, less commissions and discounts of $0.48 per share. Net offering proceeds after commissions, discounts and other offering expenses totaled approximately $59.7 million.
The Company anticipates using the net proceeds of the offering to acquire additional adjustable-rate mortgage securities on a leveraged basis during the fourth quarter of 2001. To the extent the Company raises additional equity capital from future sales of common and/or preferred stock under this registration statement, it anticipates using the net proceeds to acquire additional mortgage securities, interests in multifamily apartment properties and other investments consistent with its investment policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

The primary component of the Company's general and administrative expenses are the base advisory and incentive compensation fees paid to the Manager. See
Note 9 to the Financial Statements - Related Party Transactions for a description of these fees. Due to the increase in the Company's assets and stockholders' equity during 2001, its Board of Directors determined that the Company should become a "self-advised" REIT. Accordingly, on September 24, 2001, the Company entered into a merger agreement with the Manager and the stockholders of the Manager (the "Merger Agreement") under which the Manager will be merged with and into the Company. If the merger is completed, the employees of the Manager will become employees of the Company and the Company will assume all of the costs of operating its business, some of which are currently paid by the Manager. In addition, the Company's obligation to pay the base advisory and incentive compensation fees to the Manager will terminate upon the closing of the merger. Management of the Company believes that, under current market conditions, the additional costs incurred in operating the Company on a self-advised basis will be less than the amount of the fees that would be payable to the Manager had the Company remained an "externally-advised" REIT. However, there can be no assurance that the Company will incur lower expenses as a self-advised REIT. In addition, under the Merger Agreement, the Company will issue 1,287,501 shares of its common stock to the stockholders of the Manager. These shares will represent approximately 4.5% of the total outstanding shares of common stock after the merger. As a result, earnings per share could decrease as a result of the merger even though the Company's costs decline as a result of becoming self-advised. The closing of the merger is subject to a number of conditions, including the approval of a majority of the shares of the Company's common stock voting at a special meeting of the stockholders that is expected to be held in the fourth quarter of 2001.

The Company believes it has adequate financial resources to meet its obligations as they come due and fund committed dividends as well as to actively pursue its investment policies.

The terrorist attacks which occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused significant uncertainty in the global financial markets. While the short-term and long-term affects of these events and their potential consequences are uncertain, they could have a material adverse effect on general economic conditions, consumer confidence and market liquidity. Among other things, it is possible that short-term interest rates may be affected by these events. If short-term interest rates increase rapidly, it would cause the Company's borrowing costs to increase faster than increases in the interest rates the Company earns on its adjustable-rate mortgage securities. If that were to happen, the Company's earnings would be negatively affected. In addition, the rate of prepayment on the mortgages underlying the Company's mortgage securities could increase as a result of adverse economic conditions, changes in interest rates and other factors, all of which could be affected by the events of September 11, 2001 and their aftermath.

Results of Operations

Three Month Period Ended September 30, 2001 Compared to 2000

During the three months ended September 30, 2001, total interest and dividend income increased $7.53 million (82.3%) compared to the same period in the prior year. Mortgage securities income increased $7.63 million (91.8%) from $8.31 million to $15.94 million; income recognized on short-term investments in cash and cash equivalents increased $0.1 million. Increases in income from mortgage securities and income on cash and cash equivalents were partially offset by decreases in income from corporate debt securities and dividends of $0.2 million (26.2%). The increase in mortgage securities income was primarily the result of an increase in the Company's mortgage securities portfolio of $877.4 million (178.5%) from $491.6 million as of September 30, 2000 to $1.369 billion as of September 30, 2001. The decrease in corporate debt securities and dividend income is primarily attributable to a reduction in the average amount invested in such securities as a result of sales of the underlying investments.

The Company's interest expense increased $2.4 million (31.3%) for the three months ended September 30, 2001, compared to the same period in 2000. Such increase is primarily due to an increase of $807.5 million (170.6%) in repurchase agreements balances from $473.4 million as of September 30, 2000 to $1.281 billion as of September 30, 2001 partially offset by a decrease in the Company's average interest cost from 6.62% to 3.87% for the three months ended September 30, 2000 and 2001, respectively.

As a result of the increase in the Company's mortgage securities portfolio and the widening of the Company's interest rate margin (calculated by dividing annualized net interest and dividend income by average interest earning assets), net interest and dividend income increased $5.1 million (382.8%) from $1.3 million to $6.4 million for the three months ended September 30, 2000 and 2001, respectively.

Income from other investments decreased $2.7 million for the three months ended September 30, 2001, compared to the same period in 2000. Included in such income for the three months ended September 30, 2000 is a gain of approximately $2.6 million which resulted from the sale of the underlying real estate of an unconsolidated real estate limited partnership. The remaining decrease of $0.1 million is the result of a reduction in income generated by the Company's investments in unconsolidated real estate limited partnerships.

The Company recognized a net loss of approximately $124,000 resulting from the sales of certain corporate debt and equity investments during the three months ended September 30, 2001 compared to a net gain of approximately $53,000 resulting from the sales of certain corporate equity securities during the three months ended September 30, 2000. Such 2001 losses resulted from the sales of certain corporate debt and equity securities of approximately $409,000 offset by gains from the sales of certain corporate debt and equity securities of approximately $285,000.

General and administrative expenses for the Company for the three months ended September 30, 2001, increased $0.4 million as compared to the three months ended September 30, 2000. Such increase is primarily attributable to higher base management and incentive compensation fees earned by the Manager due to an increase in income generated by the Company.

Nine Month Period Ended September 30, 2001 Compared to 2000

During the nine months ended September 30, 2001, total interest and dividend income increased $7.52 million (27.9%) compared to the same period in the prior year. Mortgage securities income increased $7.19 million (28.9%) from $24.92 million to $32.11 million. Income recognized on short-term investments in cash and cash equivalents increased $0.12 million and income from corporate debt securities increased $0.36 million. Increases in income from mortgage securities, income on cash and cash equivalents and interest on corporate debt securities were partially offset by a decrease in dividend income of $0.15 million. The increase in mortgage securities income was primarily the result of an increase in the Company's mortgage securities portfolio of $877.4 million (178.5%) from $491.6 million as of September 30, 2000 to $1.369 billion as of September 30, 2001. The increase in income from corporate debt securities and income on short-term investments in cash and cash equivalents was primarily the result of an increase in the average balances of such investments during the period. The decrease in dividend income is primarily attributable to a reduction in the average amount invested in such securities as a result of sales of the underlying investments.

The Company's interest expense increased $0.2 million for the nine months ended September 30, 2001, compared to the same period in 2000. Although repurchase agreements balances increased $807.5 million from $473.4 million as of September 30, 2000 to $1.281 billion as of September 30, 2001, the average interest cost decreased from 6.46% to 4.55% for the nine months ended September 30, 2000 and 2001, respectively.

As a result of the widening of the Company's interest rate margin, net interest and dividend income increased $7.32 million (159.3%) from $4.60 million to $11.92 million for the nine months ended September 30, 2000 and 2001, respectively.

Income from other investments decreased approximately $0.2 million for the nine months ended September 30, 2001, compared to the same period in 2000 as a result of a reduction in income generated by the Company's investments in unconsolidated real estate limited partnerships. Included in such income for the nine months ended September 30, 2001, is a gain of approximately $2.6 million which resulted from the sale by a non-consolidated subsidiary of its undivided interest in the net assets of an assisted living center. Included in such income for the nine months ended September 30, 2000 is a gain of approximately $2.6 million which resulted from the sale of the underlying real estate of an unconsolidated real estate limited partnership.

The Company recognized a net loss of approximately $0.38 million on its investments during the nine months ended September 30, 2001. Such net loss resulted from permanent impairment losses recognized on one of each of its investments in corporate debt and equity securities totaling approximately $0.4 million (See Notes 4 and 5). In addition, the Company recognized losses of approximately $1.01 million on sales of certain corporate debt and equity securities. Such losses were partially offset by gains on sales of commercial mortgage securities and corporate debt and equity securities of approximately $1.03 million. This compares to a net gain of $0.17 million recognized during the nine months ended September 30, 2000 resulting from the sale of corporate debt securities and corporate equity securities for a gain of $0.36 million which was partially offset by a loss of approximately $0.19 million on the sale of numerous small pools of fixed-rate mortgage securities.

General and administrative expenses for the Company for the nine months ended September 30, 2001, increased $1.4 million as compared to the nine months ended September 30, 2000. Such increase is primarily attributable to higher base management and incentive compensation fees earned by the Manager of which $0.5 million resulted from the sale described in Note 6 and $0.6 million resulted from an increase in income generated by the Company.

New Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued
Financial	Accounting Standards No. 133, "Accounting for Derivative Instruments
and Hedging Activities " ("FAS 133").  Certain provisions of FAS 133 were amended by Financial Accounting Standards No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities" ("FAS 138") in June,
2000. These statements provide new accounting	and reporting standards for the
use of derivative instruments.  Although the Company has not historically used such instruments, it is not precluded from doing so. In the future, management anticipates using such derivative instruments only as hedges to manage
interest rate risk.	 Management does not anticipate	entering into derivatives
for	speculative or trading purposes. As of January 1, 2001, the Company had no
outstanding	derivative hedging instruments nor any imbedded derivatives
requiring bifurcation and separate accounting under FAS 133, as amended.
Accordingly, there was no cumulative effect upon adoption of FAS 133, as amended, on January 1, 2001.

In September, 2000, the FASB issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required
for all transactions entered into on or after April 1, 2001.   The adoption of
FAS 140 did not have a significant impact on the Company.

In July, 2001, the FASB issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Company on January 1, 2002.

FAS 142 will require that goodwill no longer by amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $7,189,000. Amortization expense related to such goodwill was approximately $150,000 for the nine month period ended September 30, 2001 and is expected to be approximately $200,000 for the year ended December 31, 2001. Management expects to adopt such statement effective January 1, 2002, as required but has not yet completed its evaluation as to the potential implications to the financial statements.

In October, 2001, the FASB issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of FAS 144 are effective for the Company on January 1, 2002. The adoption of FAS 144 is not expected to have a significant impact on the Company.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e. "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 2001, the Company determined that it is in and has maintained compliance with this requirement.

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

				-  increases in the prepayment rates on the mortgage loans securing the
							Company's mortgage securities;
				-  changes in short-term interest rates;
				-  the Company's ability to use borrowings to finance its assets;
				-  whether the Company becomes a self-advised company or continues to be
							externally-advised;
				-  increases in the Company's advisory fees if it does not become self-advised;
				-  expenses associated with the process of becoming self-advised;
				-  risks associated with investing in real estate, including changes in
							business conditions and the general economy;
				-  changes in government regulations affecting the Company's business; and
				-  the Company's ability to maintain its qualification as a real estate
						 investment trust for federal income tax purposes.

These risks, uncertainties and factors could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes.

All forward looking statements speak only as the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's market risk since December 31, 2000.

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.

     The Company sold 10,335,214 shares of its common stock in an underwritten public offering on June 27, 2001 (SEC Registration No. 333-59800). Net proceeds of the offering, after deduction of underwriting discounts and expenses, were approximately $67.1 million. During the three months ended September 30, 2001, all remaining net proceeds of this public offering were utilized by the Company to acquire adjustable-rate mortgage
				 securities.

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

               2.2  Agreement and Plan of Merger by and among the Registrant,
                    America First Mortgage Advisory Corporation ("AFMAC") and
																			 the shareholders of AFMAC dated September 24, 2001
																			 (incorporated herein by reference to Exhibit A of the
																			 Preliminary Proxy Statement dated October 9, 2001, filed
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

              10.1  Advisory Agreement, dated April 9, 1998, by and between
																				the	Company and the Manager (incorporated herein by
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

              10.8  Second Amended and Restated 1997 Stock Option Plan of the
																			 Company (incorporated herein by reference to Form 10-Q
																				dated August 10, 2001, filed with the Securities and
																			 Exchange Commission pursuant to the Securities Exchange
																			 Act of 1934 (Commission File No. 1-13991)).


              (b) Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K during the quarter for which this report is filed:

               Item Reported     Financial Statements Filed  Date of Report

	              5. Other Events            No                 September 24, 2001

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2001      AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                              By /s/ Stewart Zimmerman
                                 Stewart Zimmerman
                                 President and Chief Executive Officer

                              By /s/ William S. Gorin
                                 William S. Gorin
                                 Authorized Officer and Chief Financial Officer