Form 10-K
period 2001-12-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2002-03-26
CIK 1055160

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                         Commission File Number: 1-13991

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

                   Maryland                                   13-3974868
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)
399 Park Avenue, 36th Floor, New York, New York                  10022
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (212) 935-8760

                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
Common Stock, $0.01 par value                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

      As of March 22, 2002, the aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 22, 2002, based on the final closing price of the Company's common stock on the New York Stock Exchange was $326,833,927.

      The number of shares of the Registrant's common stock outstanding on March 22, 2002, was 35,823,601.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2002 Annual Meeting of Stockholders scheduled to be held on May 23, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                       PART I

Item 1.       Business........................................................................................     2
Item 2.       Properties......................................................................................    12
Item 3.       Legal Proceedings...............................................................................    12
Item 4.       Submission of Matters to a Vote of Security Holders.............................................    12
Item 4A.      Executive Officers of the Company...............................................................    12

                                                       PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...........................    14
Item 6.       Selected Financial Data.........................................................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........    16
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk......................................    22
Item 8.       Financial Statements and Supplementary Data.....................................................    26
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............    45

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant..............................................    45
Item 11.      Executive Compensation..........................................................................    45
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................    45
Item 13.      Certain Relationships and Related Transactions..................................................    45

                                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   45

SIGNATURES.....................................................................................................   47

PART I

Item 1. Business.

                                   THE COMPANY

      America First Mortgage Investments, Inc. (the "Company") is primarily engaged in the business of investing in adjustable rate mortgage-backed securities ("MBS"). The Company's investment portfolio consists primarily of MBS guaranteed as to principal and interest by an agency of the U.S. Government, such as, Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency Securities"), and, to a lesser extent, high quality MBS, rated in one of the two highest rating categories by at least one nationally recognized rating agency, which include, Moody's Investors Services, Inc., Standard & Poor's Corporation or Fitch, Inc. (collectively the "Rating Agencies"). The Company's investment strategy also provides for the acquisition of multifamily housing properties, securities in real estate investment trust securities and high-yield corporate debt and equity securities. The Company's principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

      As of December 31, 2001, the Company held total assets on its balance sheet valued at approximately $2.07 billion, of which approximately 97% consisted of Agency MBS, other high quality MBS and cash. The Company also held interests in corporate and partnership entities that owned six apartment properties, containing a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska. In addition, the Company held publicly-traded equity and debt securities valued at approximately $10.4 million.

      The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% (which was decreased from 95% effective January 1, 2001) of its annual taxable net income to its stockholders, subject to certain adjustments. For additional information, see "Certain Federal Income Tax Considerations."

      The Company was incorporated in Maryland on July 24, 1997, and began its business operations on April 10, 1998, when the Company consummated a merger transaction (the "1998 Merger") with America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("PREP Fund 1" or the "Predecessor"), America First PREP Fund 2 Limited Partnership ("PREP Fund 2") and America First PREP Fund 2 Pension Series Limited Partnership ("Pension Fund") (collectively referred to as the "PREP Funds"). As a result of the 1998 Merger, PREP Fund 1 and PREP Fund 2 were merged directly into the Company and Pension Fund became a partnership subsidiary of the Company. In December 1999, Pension Fund was liquidated and dissolved, and, as a result, the Company acquired approximately 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund securities who elected to remain in place following the 1998 Merger. As a result of the 1998 Merger, the Company issued a total of 9,035,084 shares of its common stock to the former partners of the PREP Funds. Upon completion of the 1998 Merger, the Company began implementing the investment strategy described below.

      Following the completion of the 1998 Merger through December 31, 2001 , the Company was an externally advised and managed REIT. As such, the Company had no employees and relied entirely on America First Mortgage Advisory Corporation (the "Advisor") to perform all of the duties that are generally performed by internal management. Pursuant to an agreement between the Company and the Advisor (the "Advisory Agreement"), the Advisor provided the day-to-day management of the Company's operations for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of America First Companies L.L.C. ("AFC"). For additional information regarding the Advisor, see Note 3 to the accompanying financial statements included under Item 8.

      On December 12, 2001, the Company's stockholders approved the terms of an Agreement and Plan of Merger, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor (the "Advisor Merger Agreement",) which provided for the merger of the Advisor into the Company (the "Advisor Merger"). The Advisor Merger became effective on January 1, 2002. As a result of the Advisor Merger, the Company became a self-advised REIT and will no longer be required to pay a fee to the Advisor under the Advisory Agreement, but rather will directly incur all of the costs of operating the Company. Accordingly, the employees of the Advisor became employees of the Company and the Company assumed the employment contracts of these employees. The Company also acquired all of the tangible and intangible business assets of the Advisor. For additional information regarding the Advisor Merger, see Note 3 to the accompanying financial statements included in Item 8.

                        BUSINESS AND INVESTMENT STRATEGY

      The Company is primarily engaged in the business of investing in high-grade adjustable rate MBS, which are secured by pools of adjustable rate mortgage loans ("ARMs") on single family and multifamily residences. The Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities. The Company is not in the business of originating mortgage loans or providing other types of financing to the owners of real estate.

      The Company's investment policy requires that at least 50% of its investment portfolio consist of adjustable rate MBS that are either (i) Agency Securitiesor (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of the Company's assets may consist of (a) direct investments (mezzanine or equity) in multifamily apartment properties,
(b) investments in limited partnerships or REITs or (c) other fixed-income instruments (corporate debt or equity securities or MBS) that provide increased call protection relative to the Company's investment portfolio of MBS. At December 31, 2001, approximately 97% of the Company's assets consisted of Agency Securities, high quality "AAA" rated MBS and cash. The Company's remaining assets, comprising approximately 3% of the Company's assets at December 31, 2001, consisted of corporate debt and equity securities, investments in limited partnerships owning real estate, and non-voting preferred stock of a corporation that indirectly owns interests in real estate limited partnerships.

      Included within the Company's investment portfolioof adjustable rate MBS are hybrid MBS which are secured by mortgage loans that have an interest rate that is fixed for an initial period of time, generally years, and thereafter convert into ARMs that reprice annually for the remainder of the term of the loan. Most adjustable rate and hybrid MBS (upon termination of the fixed rate period) are indexed to the one-year constant maturity treasury ("CMT") rate with interest rates that adjust annually. Other adjustable rate MBS are indexed to the London Interbank Offered Rate ("LIBOR"), the six-month certificate of deposit rate, the six-month CMT rate or the 11th District Cost of Funds Index. Adjustable rate MBS that are indexed to the CMT are generally subject to a limitation on the amount of the annual interest rate change. This limit is usually 1% or 2% per year. Generally, all ARMs have lifetime limits on interest rate increases over the initial interest rate. In general, such lifetime interest rate caps do not exceed 600 basis points over the initial interest rate. FINANCING STRATEGY

      The Company intends to finance the acquisition of additional adjustable rate MBS and other assets by borrowing against its portfolio of assets at short-term borrowing rates and reinvesting the proceeds of such borrowings. In addition, the Company may also finance the acquisition of additional assets with the proceeds from capital market transactions. When fully invested, the Company's policy is to maintain an assets-to-equity ratio of less than 11:1. As of December 31, 2001, the Company's assets-to-equity ratio was approximately 10.2:1 and its debt-to-tangible equity ratio was 9.5x.

      The Company's borrowings for mortgage and corporate securities are financed primarily at short-term borrowing rates through the utilization of repurchase agreements. A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing (i.e., borrowing) under which the Company pledges its MBS and corporate debt securities as collateral to secure a short-term loan with a counterparty which is equal in value to a specified percentage, generally not more than 97% at inception of the loan, of the market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender's simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price. The price difference is the cost, or interest expense, of borrowing under these repurchase agreements. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company will be required to repay the loan and concurrently will receive back its pledged collateral from the lender or will rollover such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines. Repayment of principal on the pledged security will result in a corresponding reduction in the value of such security. In addition, the pledged collateral may fluctuate in value based on market changes in interest rates and the instruments credit quality. As of December 31, 2001, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

      The Company's repurchase agreements generally range from one to 12 months in duration. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company is required to either refinance or be in a position to retire these obligations. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral.

      To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one of the Rating Agencies, where applicable. If this minimum criterion is not met, the Company will not enter into repurchase agreements with that lender without the specific approval of its Board of Directors. In the event an existing lender is downgraded below "A," the Company is required to seek the approval of its Board of Directors before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of December 31, 2001, the Company had repurchase agreements with ten separate lenders with a maximum exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of approximately $22.6 million.

      The Company may use derivative transactions and other hedging strategies to help mitigate its prepayment and interest rate risks if it is determined that the cost of these transactions is justified by their potential benefit. Through December 31, 2001, the Company's use of hedge instruments has been limited to a single hedge transaction in the form of a purchased interest rate cap ("Cap Agreement"). A Cap Agreement is a contractual agreement whereby the purchaser pays a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined period "active" of time. Management expects to enter into additional Cap Agreements to hedge against an increase in interest rates on its anticipated future LIBOR-based repurchase agreements. However, the extent to which the Company may enter into future hedging transactions will depend on numerous market conditions, including, but not limited to, the interest rate environment, management's assessment of the future changes in interest rates and the market availability and cost of entering into such hedge transactions.

      Each of the Company's multifamily apartment properties is financed with a long-term fixed rate mortgage loans. The borrowers on these mortgage loans are separate corporations, limited partnerships or limited liability companies in which the Company holds equity interests. Each of these mortgage loans is made to the applicable ownership entity on a nonrecourse basis, which means that the lender's only source of payment in the event of a default is the foreclosure of the underlying property securing the mortgage loan. As of December 31, 2001, the aggregate mortgage indebtedness secured by the Company's six multifamily apartment properties was approximately $48.3 million.

      The Company also uses repurchase agreements to finance its investments in corporate debt securities, and may generally borrow up to 70% of the market value. The Company has financed its investments in equity securities through margin loans from a variety of broker-dealers, and pledges theequity securities to secure such margin loans; generally borrowing up to 50% of the market value of the equity securities.

                                  RISK FACTORS

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In addition to these factors, borrowing costs are further affected by the credit worthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other investments, including its debt and equity securities, interests in multifamily real estate properties and hedging instruments. Because these investments represented only 1.1% of its total assets at December 31, 2001 the Company's risk relating to these assets is limited, but nonetheless risks associated with these investment have the potential of causing a material impact of the Company's operating performance. These risks, the Company's strategies to mitigate the risks and the limitations of the strategies are discussed in further detail below.

Interest Rate Risks

      While management believes that there is no strategy that would completely insulate the Company from interest rate changes and related prepayments on investments while achieving targeted profitability, the Company undertakes certain strategies aimed at mitigating the potential negative effects of interest rate changes. Among these strategies are: (a) investing predominantly in adjustable rate and hybrid MBS with less than 36 months to reprice at time of acquisition; (b) entering into interest rate Cap Agreements on anticipated borrowings under repurchase agreements and (c) maintaining a portion of the Company's assets in multifamily real estate investments, which do not strongly react to changes in interest rates and in some cases may react positively in a rising interest rate environment. Certain of these strategies and related assets carry certain inherent risks other than interest rate risk and/or costs. The Company finances the acquisition of additional MBS through borrowings under numerous repurchase agreements, which subjects the Company to interest rate risk in relationship to the corresponding assets. Interest rate risks and the strategies incorporated to address those risks, along with their limitations and other relevant risks are discussed below.

      The cost of the Company's borrowings under its repurchase agreements is based on the prevailing short-term market rates. The term of the Company's repurchase agreements can be from one to 18 months.However, a substantial majority of the Company's MBS have interest rates that reset only every 12 months. The Company's policy is to maintain an asset/borrowings repricing gap (as measured by the average time period to assets repricing, less the average time period to liability repricing) at less than 18 months. At December 31, 2001, the net of the weighted average months to reprice on the MBS portfolio less the weighted average months to reprice on the repurchase agreements was
12.6 months, as a significant portion, approximately 49%, of the Company's repurchase agreements were scheduled to mature in early 2002. This reflects management's strategy to structure borrowings such that they are refinanced after year-end in order to avoid the sometimes-volatile year-end LIBOR market where rates sometimes spike.

      The market determines the interest rates that the Company pays on borrowings (i.e., its reverse repurchase agreements) to finance its MBS assets, rendering borrowing costs essentially beyond control of the Company, controllable only to the extent of the Company's credit standing and competitive bargaining ability. However, the level of increase in rates on the Company's interest earning assets is limited. The Company primarily invests in adjustable rate MBS, which at December 31, 2001 comprised 92.6% of total assets and 99.4% of total MBS. The amount by which the adjustable rate MBS can increase is limited in connection with the rate increase limits on the underlying ARMs on both an annual and lifetime basis. Generally, interest rates on ARMs can change at either a maximum of 100 or 200 basis points per annum (i.e., an "annual cap") and only up to 600 basis points from the initial interest rate over the term of the ARMs (i.e., a "lifetime cap"), these limitations follow through to the adjustable rate MBS, which these mortgages collateralize.

      The cost of the Company's borrowings is generally LIBOR based while interest rates on adjustable rate MBS are primarily based on one-year CMT rates. Therefore, any increase in the LIBOR relative to the CMT rates will result in an increase in the Company's borrowing cost that is not matched by a corresponding increase in the interest earnings on its adjustable rate MBS portfolio. At December 31, 2001, the one-year LIBOR was 2.44% and the one-year CMT was approximately 2.20%.

      In order to mitigate its interest rate risks, the Company intends to continue to maintain a substantial majority of its assets invested in adjustable rate and hybrid MBS, rather than fixed rate securities. These assets allow the Company's interest income to increase during periods of rising interest rates. However, given the lag to reset along with the annual and lifetime interest rate limitations on adjustments to interest rates on its adjustable rate MBS portfolio, relative to changes in the interest rates it pays on its liabilities, net interest income can be negatively affected over the short term in a rising interest rate environment. The ability of adjustable rate MBS to adjust based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however interest rate risk is not eliminated under either time frame. The overall declining interest rate environment experienced during 2001 was extremely favorable to the Company, particularly in the latter part of the year.

      In accordance with the Company's investment guidelines, it may enter into Cap Agreements to hedge against anticipated future increases in interest rates on the Company's anticipated repurchase agreements. The Company only enters into interest rate Cap Agreements with financial institutions which have a debt rating of "A" or better by one of the Rating Agencies, thereby securing, to the greatest extent possible, receipt of payments under the Cap

Agreements. In the unlikely event that a counter party is unable to make required payments pursuant to a Cap Agreement, the Company's loss would be limited to any remaining unamortized premium paid for the specific Cap Agreement. Management monitors the financial strength of all of its counter parties on a regular basis; however, no assurance can be given that the Company can eliminate risks related to third parties. As of December 31, 2001, the Company had one interest rate Cap Agreement with a notional amount of $50.0 million that will be effective if LIBOR exceeds 5.75% during the period from October 25, 2002 through October 25, 2004. The Company paid $350,000 for the Cap Agreement, which had a fair value of approximately $513,000 as of December 31, 2001. Cap Agreements are extremely sensitive to changes in interest rates and are therefore very volatile. Because the Company utilizes Cap Agreements solely to mitigate interest rate risk, in the form of a liability hedge, changes in the market value are reflected in other comprehensive income, provided that the hedge remains effective.

      As a part of its hedging strategy, the Company may engage in limited amounts of the buying and/or selling of mortgage derivative securities or other derivative products including interest rate swap agreements, financial futures contracts and options. Although the Company has not historically used such instruments, it is not precluded by its operating policies from doing so. In the future, management may use such instruments as hedges against interest rate risk. Management does not anticipate entering into derivatives for speculative or trading purposes. Any use of derivatives and contemplated derivative strategies are addressed with the Company's investment committee. It should be noted, that no cost beneficial hedging strategy can completely insulate the Company against interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company's results of operations or financial condition. Hedging typically involves transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising or volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not appropriate for the Company, thereby affecting the Company's ability to mitigate interest rate risk. As of December 31, 2001, the Company had not entered into any hedge transactions, other than the Cap Agreement previously discussed.

      Increases in short-term interest rates may cause the Company's financing costs to increase faster than rates increase on its adjustable rate MBS. As a result, the Company's net interest spread and net interest margin could decline during such periods, the severity of which would depend on the asset/liability structure at the time as well as the magnitude and duration of the interest rate increase. In the case of a sudden and sustained increase in interest rates, the net interest income could become negative. Accordingly, in such a period, the Company could incur a net loss from operations. In addition, such an interest rate environment would decrease the market value of the adjustable rate and hybrid MBS, to a level that additional collateral could be required to secure the borrowings under the Company's repurchase agreements. If such additional collateral were not available, the lender could liquidate the securities collateralizing the repurchase agreements, resulting in a loss to the Company. Further, such a decrease in the Company's net interest income could negatively impact dividend distributions made by the Company, which, in turn could reduce the market price of the Company's common stock. The Company could also react to such a scenario by reducing borrowings and assets, by selling assets or not replacing MBS reductions due to scheduled amortization and prepayments, thereby "shrinking the balance sheet." Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the amounts realized on the sale of those assets.

Prepayment Risks

      In general, residential borrowers of the mortgage loan securing the MBS in the Company's portfolio could prepay such mortgage loans at any time without penalty or premium. Prepayments result when a homeowner sells his home or decides to either retire or refinance his existing mortgage loan. In addition, defaults and foreclosures have the same effect as a prepayment in that no future interest payments are earned on the mortgage. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly, as was the case in 2001, and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed rate and adjustable rate mortgage loans. During 2001, prepayments rates generally increased, particularly in the last quarter of 2001. During 2001, monthly prepayments ranged from as low as 15% in the first quarter to as high as approximately 30% in the fourth quarter. This compares to monthly prepayments ranging from approximately 15% to 20% during 2000.

      Prepayments are the primary feature of MBS that distinguishes them from other types of bonds. While a certain percentage of the pool of mortgage loans underlying an MBS are expected to prepay during a given period of time, the actual rate of prepayment can, and often does, vary significantly from the anticipated rate of prepayment. Accordingly, the Company incurs a risk that its MBS will prepay at a more rapid pace than anticipated. Prepayments generally result in negative results for the Company, the severity of which depends on, among other things, the amount of unamortized premium on the prepaid securities, the reinvestment lag and the reinvestment risk.

      One way the Company seeks to reduce its exposure to prepayment risk is to purchase MBS trading closer to par and thus reduce the Company's earnings exposure resulting from accelerated amortization of premiums. Adjustable rate MBS securities can trade at significantly different prices depending on seasoning and the interest rate. According to the Company's current policy, the average purchase price of the MBS portfolio should be less than 103.5% of the securities par value. The Company's premium as a percentage of par value of total MBS was 1.99% and 1.54% at December 31, 2001 and 2000, respectively. Another way the Company seeks to address this risk is to use less leverage in less advantageous market environments. While this strategy may not maximize earnings potential in the short term, it is aimed at obtaining more predictable earnings with less potential risk to capital.

      The Company seeks to minimize prepayment risk through a number of other means, including structuring a diversified portfolio with a variety of prepayment characteristics. An additional natural hedge to prepayment risk, in which the Company is engaged to a relatively small extent, is ownership interests in entities which own multifamily properties. These assets do not face prepayment risk and may, although no assurance can be given, increase in value in a declining interest rate environment where prepayments would have the largest negative impact. However, general economic conditions in the markets in which these properties are located generally affect the market value and performance of rental real estate to a greater extent than do fluctuations in interest rates. At December 31, 2001, 0.5% of assets were comprised of the Company's indirect investments in multifamily rental real estate properties.

Risks Associated with Leverage

      The Company's financing strategy is designed to increase the size of its mortgage investment portfolio by borrowing against a substantial portion of the market value of its MBS. If the interest income on the MBS purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses from operations. Such losses could be increased substantially as a result of the Company's substantial leverage.

      The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms compared to the assets that the borrowings fund. Currently, all of the Company's borrowings are collateralized borrowings in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the MBS pledged to secure the specific borrowings, the availability of financing, and other conditions existing in the lending market at that time. The Company may effect additional borrowings through the use of other types of collateralized borrowings, loan agreements, lines of credit, dollar-roll agreements and other credit facilities with institutional lenders or through the issuance of debt securities. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. The Company may also use other sources of funding which will generally bear interest rates that refer or correspond to a short-term benchmark, such as prime, plus or minus a margin. Through increases in haircuts (i.e., the collateralization amount required by a lender), decreases in the market value of the Company's MBS, increases in interest rate volatility, and changes in the availability of financing in the market, the Company may not be able to achieve the degree of leverage it believes to be optimal. As a result, the Company may be less profitable than it would be otherwise.

Risks of Decline in Market Value

      The value of interest-bearing obligations such as mortgages and MBS may move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments may decline. Because the interest earned on adjustable rate MBS may increase as interest rates increase subject to a delay until each such security's next reset date, the values of these assets are generally less sensitive to changes in interest rates than are fixed rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its MBS as adjustable rate MBS. At December 31, 2001, adjustable rate MBS constituted approximately 92.6% of total assets and 99.4% of the Company's total MBS.

      A decline in the market value of the Company's MBS assets may limit the Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional MBS to re-establish the ratio of the amount of the borrowing to the value of the collateral). The Company could be required to sell some of its MBS under adverse market conditions in order to maintain liquidity. If these sales were made at prices lower than the amortized cost (i.e., the carrying value) of the securities, the Company would incur losses. A default by the

Company under its collateralized borrowings could also result in a liquidation of the collateral, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

      Also, to a lesser extent, the Company has investments in "high-yield" corporate debt securities. While these securities offer more call protection than adjustable rate MBS and generally increase in market value when interest rates decline, they also carry significantly greater credit risk, which greatly impacts their market value. Any deterioration in the credit assessment of the debtor will generally reduce the value of these securities, as can a general decline within the debtor's industry. Management performs detailed analysis on the Company's corporate debt securities on a regular basis in order to determine the course of action it considers appropriate.

      As of December 31, 2001, the Company's had investments in corporate debt securities carried at $9.8 million, which had gross unrealized losses of approximately $3.4 million that were not reflected in the Company's results of operations (i.e., income statement) or statement of financial condition (i.e., balance sheet) at December 31, 2001. Investments in RCN Corporation ("RCN"), which were designated as available-for-sale and carried at its estimated fair value, and Level 3 Communications ("Level 3"), which were designated as held-to-maturity, accounted for approximately $2.1 million, and $6.6 million, respectively, for an aggregate of $8.7 million, or 89% of total invested in corporate debt securities. During 2001, the Company recognized gross losses of approximately $3.6 million, on its investments in corporate debt securities, of which approximately $3.3 million was attributable to the RCN debt securities. Losses recognized on the RCN securities during 2001 were comprised of, (a) a $2.5 million impairment charge made against the investment for an other-than-temporary decline in the market value and (b) losses of $885,000 realized on sales and redemptions .

      The Company's investment in debt securities of Level 3, which is designated as held-to-maturity, had a carrying value of approximately $6.6 million and unrecognized losses of $3.2 million . As of December 31, 2001, management's position was that the decline in the market value of the Level 3 debt securities was temporary. However, the investment in Level 3 debt securities, or any of the Company's other investments in debt securities, could result in future losses recognized, if management's assessment of the decline in value were to adversely change, whereby the decline in market value is considered other-than-temporary, or if management were to decide to sell such debt security at a time when the carrying value was below the market value. For additional information on the Company's corporate debt securities, see Note 5 to the accompanying financial statements included in Item 8.

      As with corporate debt securities, the Company's investments in equity securities carry significantly greater credit risk than investments in Agency Securities and high quality MBS. Management monitors the Company's equity portfolio to determine appropriate investment strategy and to identify any impairment that is other-than-temporary. If the market value of an equity security were to decline below the cost of such security and a determination were made that such decline was other-than-temporary, a charge would be made against earnings and the carrying value reduced by such amount of decline that is considered other-than-temporary. During 2001, the Company realized gains of $1.2 million and losses of $588,000 on sales of equity securities. At December 31, 2001, the Company had investments in equity securities with an aggregate carrying value of $4.1 million, which included unrealized gains of $710,000 and no unrealized losses.

Credit Risks Associated with Investments

      The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The Company seeks to mitigate this credit risk by requiring that at least 50% of its investment portfolio consist of adjustable rate MBS that are either (i) Agency Securities or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of the Company's assets may be either (a) direct investment (mezzanine or equity) in multifamily apartment properties; (b) investments in limited partnerships or REITs; or (c) other fixed-income instruments (corporate debt or equity securities or MBS) that provide increased call protection relative to the Company's MBS through diversification. Currently, other fixed-income instruments in which the Company has invested are below investment grade in quality. Below investment grade fixed-income instruments constituted 0.5% of the Company's total assets as of December 31, 2001. As of December 31, 2001, approximately 83% of the Company's assets consisted of Agency Securities, approximately 10% consisted of high quality MBS rated "AAA" or "AA" and approximately 5% consisted of cash and cash equivalents; combined these assets comprised approximately 97% of the Company's total assets.

Risks of Asset Concentration

      Although the Company seeks geographic diversification of the properties underlying its MBS, the Company does not set specific limitations on the aggregate percentage of underlying properties which may be located in any one geographical area. Consequently, properties underlying the Company's MBS may be located in the same or a limited number of geographical regions. Adverse changes in the economic conditions of the geographic regions in which the properties securing MBS held by the Company would likely have an adverse effect on real estate values, interest rates, prepayment rates and increase the risk of default by the obligors on the underlying mortgage loans. Accordingly, the Company's results of operations could be adversely affected.

Investment Company Act

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain MBS represent an undivided interest in the entire pool backing such MBS (i.e., "whole pool" MBS), such MBS may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2001, the Company determined that it was in and has maintained compliance with this requirement.

                    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

      The following discussion summarizes certain federal income tax considerations to the Company and its stockholders. This discussion is based on existing federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of federal income taxation that may be relevant to a particular stockholder in light of each personal investment circumstances or to certain types of investors subject to special treatment under the federal income tax laws (including financial institutions, insurance companies, broker dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their common stock as a "capital asset" (generally, property investmentheld-for-investment) under the Internal Revenue Code of 1986, as amended (the "Code"). Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the common stock of the Company, including the application and effect of federal, state, local and foreign income and other tax laws.

General

      The Company has elected to become subject to tax as a REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 1998. Management currently expects that the Company will continue to operate in a manner that will permit the Company to maintain its qualifications as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders. There can be no assurance that the Company will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the law and/or the circumstances of the Company. If the Company failed to qualify as a REIT in any particular year, it would be subject to federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders (which distributions would not be required to be made) could be reduced or eliminated. The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

Stock Ownership Tests

      Other than the first taxable year for which the Company elected to be taxed as a REIT, the capital stock of the Company must be held by at least 100 persons during at least 335 days of each taxable year (or proportionate part of a short taxable year) and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. These stock ownership requirements must be satisfied by the Company each taxable year. The Company must solicit information from certain of its shareholders to verify ownership levels and its Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements. If the Company were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the Company complies with the requirements for ascertaining its share ownership and does not know or have reason to know that it failed such requirement.

Asset Tests

      The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each calendar quarter of each taxable year: (a) at least 75% of the value of the Company's total assets must consist of "real estate assets" within the meaning of Section 856(c)(5)(B) of the Code, government securities, cash, and cash items (the "75% Asset Test"); (b) the value of securities held by the Company not qualifying under the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one issuer, and (ii) 10% of the outstanding securities (by vote or value) of any one issuer, other than "qualified REIT subsidiaries," "taxable REIT subsidiaries," and, in the case of the 10% value test, certain "straight debt" securities; and (c) no more than 20% of the value of the Company's assets may consist of securities of one or more "taxable REIT subsidiaries."

      The Company does not expect that the value of any non-qualifying security of any one entity would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities (by vote or value). The Company intends to monitor closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. In particular, the Company intends to limit and diversify its ownership of any assets not qualifying under the 75% Asset Test to less than 25% of the value of the Company's assets and to less than 5%, by value, of any single issuer. If it is anticipated that these limits would be exceeded, the Company intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits and if such limits are exceeded, the Company will take such appropriate measures as are necessary to avoid being disqualified from REIT status.

Gross Income Tests

      The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year: (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income from mortgages on and gain from the disposition of "real estate assets" or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test") and; (b) 95% of the Company's gross income for each taxable year must be derived from the same items of income that qualify for the 75% Gross Income Test plus dividends or interest from any source (the "95% Gross Income Test.") Thus, the 95% Gross Income Test requires income to be derived from sources which, while passive, have less of a connection with real estate activities than those sources mandated for the 75% Gross Income Test. In addition, income qualifying for the 95% Gross Income Test (but not the 75% Gross Income Test) includes income from all hedges that reduce the interest rate risk of REIT liabilities. Thus, any payment to a REIT under an interest rate swap or cap agreement option, futures contract, forward rate agreement, or any similar financial instrument entered into by the Company to hedge its indebtedness incurred or to be incurred (and any gain from the sale or other disposition of those instruments) are treated as qualifying income for purposes of the 95% Gross Income Test.

      The Company intends to maintain its REIT status by carefully monitoring its assets and related income. Under certain circumstances, for example, (i) the sale of a substantial amount of MBS to repay borrowings in the event that other credit is unavailable or (ii) an unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. See "Taxation of the Company" below for a discussion of the tax consequences of failure to comply with the REIT provisions of the Code.

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

Taxation of the Company

      In any year in which the Company qualifies as a REIT, the Company will generally not be subject to federal income tax on that portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain. Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to tax on the greater of the amount by which 90% or 75% of the gross income of the Company exceeds the gross income of the Company qualifying for either the 75% or the 95% Gross Income Test, respectively, multiplied by a fraction intended to reflect the Company's profitability. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction" (generally income from property held for sale in the ordinary course of a trade or business) and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated. If the Company fails to qualify as a REIT in any taxable year, and certain relief provisions of the Code do not apply, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company would also be disqualified from re-electing REIT status for the four taxable years following the taxable year in which it became disqualified.

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

Taxation of Stockholders

      Distributions (including constructive distributions) made to holders of common stock (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits as determined for federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the common stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

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

                                   COMPETITION

      The Company believes that its principal competitors in the business of acquiring and holding MBS of the types in which it invests are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors including mutual funds and pension funds and other mortgage REITs. Such investors may not be subject to similar regulatory constraints (i.e., REIT tax compliance or maintaining an exemption under the Investment Company Act). In addition, many of the other entities purchasing mortgages and MBS have greater financial resources and access to capital than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgages and MBS resulting in higher prices and lower yields on such assets.

Item 2. Properties.

      The Company does not directly own any material properties nor is it obligated under any lease for physical properties.

Item  3. Legal Proceedings.

      There are no material pending legal proceedings to which the Company is a party, or, any of its assets are subject.

Item  4. Submission of Matters to a Vote of Security Holders.

      At the Special Meeting of Stockholders on December 12, 2001, present in person or by proxy were 14,690,687 of 27,034,850 shares of common stock of the Company entitled to vote at such meeting, to consider and vote upon a proposal to approve the issuance of shares of the Company's stock pursuant to, and the other transactions contemplated by the Advisor Merger Agreement. The Advisor Merger proposal was approved with votes cast as follows:

          Shares Voted     Percent
          ------------   ---------
    For:    14,125,100      96.15%
Against:       340,283       2.32%
Abstain:       225,304       1.53%

Item  4A Executive Officers of the Company.

      While the Company had no direct employees prior to consummation of the Advisor Merger, effective January 1, 2001, officers of the Advisor performed duties generally performed by an internal management team. Upon consummation of the Advisor continued in their roles for the Company, but became direct employees of the Company. Company's executive officers are as follows:

Name                     Position Held
----                     -------------
Stewart Zimmerman        President and Chief Executive Officer

William S. Gorin         Executive Vice President, Chief Financial
                         Officer and Treasurer

Ronald A. Freydberg      Executive Vice President and Secretary

Teresa D. Covello        Senior Vice President/Controller

      Stewart Zimmerman, 57, has served as President and Chief Executive officer since 1997. Prior to that time, he was Executive Vice President of America First Companies L.L.C from January 1989, during which time he has held a number of positions: President and Chief Operating Officer of America First REIT, Inc. and President of several America First mortgage funds including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2 Limited Partnership. From September 1986 to September 1988, he served as a Managing Director and Director of Security Pacific Merchant Bank responsible for Mortgage Trading and Finance. Prior to that time, he served as First Vice president of E.F. Hutton & Company, Inc., where he was responsible for MBS trading and sales distribution, and Vice President of Lehman Brothers, where he was responsible for the distribution of mortgage products. From 1968 to 1972, Mr. Zimmerman was Vice President of Zenith Mortgage Company and Zenith East

Inc., a national mortgage banking and brokerage company specializing in the structuring and sales of MBS to the institutional financial community.

      William S. Gorin, 43, serves as Executive Vice President, Chief Financial Officer and Treasurer. He served as Executive Vice President since 1997 and was appointed Executive Vice President, Chief Financial Officer and Treasurer in 2001. From 1998 to 2001, Mr. Gorin served as Executive Vice President and Secretary of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York, New York, most recently serving as a first vice president in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments.

      Ronald A. Freydberg, 41, serves as Executive Vice President of and Secretary, which he was appointed to in 2001. From 1998 to 2001, he served as Senior Vice President of the Company. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. In addition, he worked with various financial institutions on the acquisition and sale of residential, commercial and asset-backed securities. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York.

      Teresa D. Covello, 37, serves as Senior Vice President and Controller. From May 2000 up to joining the Company in October 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she held progressive positions (1997 to 2000 as Vice President; 1993 to 1996 as Assistant Vice President; 1990 to 1992 Officer and Assistant Controller) and was the Director of Financial Reporting for JSB Financial, Inc. Ms. Covello's key responsibilities included SEC reporting, implementing accounting standards, establishing policies and procedures, managing asset/liability and interest rate risk policy and reporting, and investor and regulatory communications. She was a member of the strategic planning team. Ms. Covello began her career in public accounting in 1987 with KPMG Peat Marwick (now KPMG LLP), participating in and supervising financial statement audits, compliance examinations, initial public offerings and debt offerings. She is a Certified Public Accountant and has a Bachelors of Science degree from Hofstra University in Public Accounting.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information The Company's common stock began trading on the New York Stock Exchange on April 10, 1998, under the symbol "MFA." As of March 22, 2002, the last sales price for the Company's common stock on the New York Stock Exchange was $9.46. The following table sets forth the high and low sale prices per share for the Company's common stock for the 12 months ending December 31, 2001 and 2000.

                     2001 Sale Prices         2000 Sale Prices
                   --------------------    ---------------------
  Quarter Ended     High         Low        High         Low
------------------ --------    --------    --------    ---------
March 31            $7.500      $5.063      $5.813       $4.500
June 30             $8.250      $6.750      $5.625       $4.500
September 30        $8.850      $7.250      $5.938       $4.938
December 31         $9.400      $7.650      $5.750       $4.750

(b)   Investors

      The approximate number of record holders of the Company's common stock as of March 22, 2002 was 469; the total number of beneficial owners was approximately 7,371.

(c)   Dividends

      The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to sstockholders during the years ended December 31, 2001 and 2000, were approximately $17,048,000 ($0.845 per share) and $5,428,000 ($0.59 per share), respectively. In general, consistent with the Company's underlying operational strategy, the Company's dividends will for the most part be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company's dividends may be characterized as capital gains or return of capital. All of the Company's dividends for 2001 were characterized as ordinary income and approximately $0.02 of the Company's dividends for the year ended December 31, 2000 were characterized as capital gains. (See Note 11 to the financial statements, included in Item 8, for additional dividend information.)

      The Company elected to be treated as a REIT for federal income tax purposes beginning with its 1998 taxable year and, as such, has distributed and anticipates distributing annually at least 90% (95% prior to January 1, 2001) of its taxable income, subject to certain adjustments. Although the Company may borrow funds to make distributions; cash for such distributions has generally been and is expected to continue to be largely generated from the Company's operations.

      The Company declared the following dividends during the years ended December 31, 2001 and 2000:

                                                                   Dividend
 Declaration Date          Record Date          Payment Date       per Share
--------------------    ------------------    -----------------    ---------
2001
February 12, 2001       April 16, 2001        April 30, 2001      $ 0.165
April 9, 2001           June 30, 2001         July 16, 2001         0.175
September 19, 2001      October 2, 2001       October 18, 2001      0.225
December 12, 2001       December 28, 2001     January 30, 2002      0.280

2000

March 17, 2000          April 14, 2000        May 17, 2000        $ 0.140
June 14, 2000           June 30, 2000         August 17, 2000       0.140
September 18, 2000      October 16, 2000      November 17, 2000     0.155
December 14, 2000       January 15, 2001      January 30, 2001      0.155

      For tax purposes, a portion of each of the dividends declared on: December 12, 2001 and December 14, 2000, were treated as a dividend for stockholders in the subsequent year. The dividend declared on December 16, 1999 and paid on February 18, 2000 was treated in its entirety as a 2000 dividend for stockholders.

      Future dividends will be determined by the Company's Board of Directors after considering the Company's available cash for distribution, financial condition, ability to maintain its REIT status, and such other factors that may be deemed relevant. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to pay dividends at the same levels in 2002 and thereafter.

Item 6. Selected Financial Data.

      Set forth below is selected financial data for the Company (for periods after April 9, 1998) and the Predecessor (for periods up to April 9, 1998). The information set forth below should be read in conjunction with the financial statements and notes to the financial statements.

                                                                                                    (1)
                                                                                                Predecesor
                                                                                   Company        January        (1)
(In Thousands, Except                             For the Year Ended              April 10 to      1 to         1998
per Share Amounts)                                     December 31,               December 31,    April 9,      Total
                                         ------------------------------------     ------------   ---------    --------
                                            2001          2000         1999                   1998
                                         ----------     --------     --------     ------------------------
Operating Data:
Interest income on MBS                   $   53,387     $ 33,391     $ 24,302     $   7,627       $   614      $ 8,241
Corporate debt securities income              1,610        1,336          675           165            --          165
Dividend income                                 666          928          331            --            --           --
Interest income on temporary cash
  investments                                   842          645          366           440           149          589
Income from other investments (2)             3,137        3,670        3,013           582           145          727
Net gain (loss) on sale of
  investments                                  (438)         456           55           415            --          415

General and administrative expenses (3)      (5,355)      (2,457)      (2,672)       (1,674)         (421)      (2,095)
Interest expense on borrowed
  funds                                     (35,073)     (30,103)     (18,466)       (4,620)           --       (4,620)
Other-than-temporary impairment
  loss on debts ecurities                    (2,453)          --           --            --            --           --
Costs incurred in acquiring external
  advisor                                   (12,539)          --           --            --                         --
Minority interest                                --           --           (4)           (4)           --           (4)
                                         ----------     --------     --------     ---------       -------      -------
Net income                               $    3,784     $  7,866     $  7,600     $   2,931       $   487      $ 3,418
                                         ==========     ========     ========     =========       =======      =======
Net income, basic, per share             $     0.25     $   0.89     $   0.84     $    0.32           N/A
                                         ==========     ========     ========     =========       =======
Net income, diluted, per                 $     0.25     $   0.89     $   0.84     $    0.32          N/A
  share                                  ==========     ========     ========     =========       ======
Net income per exchangeable unit -
  basic                                         N/A          N/A          N/A           N/A       $  0.08
                                         ==========     ========     ========       =======       =======
Net income per exchangeable unit -              N/A          N/A          N/A           N/A       $  0.08
  diluted,                               ==========     ========     ========       =======       =======
Dividends declared per common share
  or cash distributions paid/accrued
  per exchangeable unit                  $     0.85     $   0.59     $   0.67     $    0.80       $  0.26      $  1.06
                                         ==========     ========     ========     =========       =======      =======
Balance Sheet Data:  (At Period End)
MBS                                      $1,926,900     $470,576     $475,720     $ 241,895
Corporate debt securities                     9,774       15,666        8,020         4,673
Corporate equity securities                   4,088        9,011        3,131         1,154
Total assets                              2,068,933      522,490      524,384       264,669
Repurchase agreements                     1,845,598      448,583      452,102       190,250
Total stockholders' equity                  203,624       69,912          614        70,933

(1) For financial accounting purposes, PREP Fund 1 was considered the sole predecessor to the Company and, accordingly, the historical operating results presented in this report as those of the "Predecessor" are those of PREP Fund 1. The 1998 Merger was accounted for as a purchase by PREP Fund 1 of 100% of the assigned limited partnership interests (known as "BUCs") of PREP Fund 2 and approximately 99% of the BUCs of Pension Fund. As a result of this treatment, the Company, as the successor to PREP Fund 1, recorded all of the assets and liabilities of PREP Fund 1 at their book value, but was required to record the assets of PREP Fund 2 and Pension Fund at their fair value . The amount by which the fair value of the Company's stock issued to the BUC holders of PREP Fund 2 and Pension Fund exceeded the fair value of the net assets of PREP Fund 2 and Pension Fund was recorded as goodwill by the Company. The Company began operations on April 10, 1998; financial data of the Predecessor prior to 1998 is not considered meaningful and, therefore, has been omitted.

(2) Includes gains of approximately $2.6 million, $2.6 million and $2.2 million resulting from the sale of the underlying real estate of unconsolidated real estate limited partnerships for the years ended December 31, 2001, 2000 and 1999, respectively. (See Note 7 to the financial statements, included in Item 8.)

(3) Includes an incentive fees of approximately $511,000, $519,000 and $433,000 earned by the Advisor in connection with the sales described in
      (2) above for the years ended December 31, 2001, 2000 and 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

      America First Mortgage Investments, Inc. was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with the Prep Funds. Concurrent with the 1998 Merger, the Company entered into the Advisory Agreement with the Advisor and adopted an investment policy that significantly differed from that pursued by the Prep Funds.

      Prior to the Advisor Merger, the Advisor provided advisory services to the Company in connection with the conduct of the Company's business activities and operations. The Company's principal investment strategy provides for leveraged investing in adjustable rate and hybrid MBS. In addition, the Company's investment strategy also provides for the acquisition of multifamily housing properties, REIT securities and high-yield corporate securities.

      The Company has elected to be subject to tax as a REIT for federal income tax purposes beginning with its 1998 taxable year and, as such, the Company has distributed, and anticipates in the future distributing, on an annual basis at least 90% (95% prior to January 1, 2001) of its annual taxable net income to its stockholders, subject to certain adjustments. Generally, cash for such distributions is expected to be largely generated from the Company's operations, although the Company may borrow funds to make distributions.

      The following discussion should be read in conjunction with the Company's Financial Statements and Supplementary Data and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                 ADVISOR MERGER

      From the time of the 1998 Merger through December 31, 2001, the Company was externally managed by the Advisor. The Company had no employees of its own as an externally managed REIT and relied on the Advisor to conduct its business operations. As such, the primary components of the Company's general and administrative expenses were the base advisory and incentive compensation fees paid to the Advisor.

      Due to the increase in the Company's assets and stockholders' equity during 2001, the Company's Board of Directors determined that it was in the best interest of the Company that it should become a "self-advised" REIT. Accordingly, on September 24, 2001, the Company entered into the Advisor Merger Agreement pursuant to which the Advisor was to be merged with and into the Company. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the merger of the Advisor into the Company effective 12:01 a.m. on January 1, 2002. As a result, the Company became self-advised and commencing January 1, 2002 and thereafter will directly incur the cost of all overhead expenses necessary to operate the company and will no longer have any obligation to pay fees to the Advisor. As a result of the Advisor Merger, the employees of the Advisor became employees of the Company.

      Management of the Company believes that, under current market conditions, the additional costs incurred in operating the Company on a self-advised basis will be less than the amount of the fees that would have otherwise been payable to the Advisor had the Company remained an "externally-advised" REIT. However, there can be no assurance that the Company will incur lower expenses as a self-advised REIT. In connection with the Advisor Merger Agreement, the Company issued 1,287,501 shares of its common stock to the stockholders of the Advisor. These shares represented approximately 4.5% of the total outstanding shares of common stock immediately following the Advisor Merger. As a result, earnings per share on the Company's common stock could decrease as a result of the Advisor Merger, even though the Company's costs decline as a result of becoming self-advised.

      For accounting purposes, the Advisor Merger is not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill for the year ended December 31, 2001.

                              RESULTS OF OPERATIONS

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

      In comparing the results of operations for 2001 with 2000, the 2001 results are marked by two significant charges and a substantial growth in assets funded by leveraging of the additional equity capital raised during the year. Specifically, the Company incurred an expense of approximately $12.5 million, of which approximately $11.3 million was non-cash, as a one-time cost in connection with the Advisor Merger. In addition, the Company incurred a charge of approximately $2.5 million taken against the corporate debt securities portfolio for an other-than-temporary impairment against an investment in corporate debt securities.

      Total interest and dividend income increased by approximately $20.2 million, or 55.7%, to approximately $56.5 million compared to approximately $36.3 million earned in 2000. The 2001 increase is directly attributable to the growth in assets as a result of the investing, on a leveraged basis, the proceeds from the sale of approximately 18.3 million shares of the Company's common stock. The Company's "core assets" which consist of MBS, generated approximately $53.4 million of income, reflecting approximately $20.0 million, or 59.9%, increase from approximately $33.4 million for 2000. The increase in MBS income reflects the growth in the Company's MBS portfolio of approximately $1.456 billion, or 309.5%, from approximately $470.6 million as of December 31, 2000 to $1.927 billion as of December 31, 2001.

      Lifetime interest rate caps on adjustable rate MBS could limit earnings on the Company's assets. At December 31, 2001, approximately 19.9% of the Company's adjustable rate MBS (18.5% of the total assets) had a 1% periodic (generally one year) cap (annual limit for rate changes on the underlying mortgages) with the remainder having a 2% annual cap. Management believes that the impact of periodic caps on the operating results for 2002, if any, would be slight, given that the weighted average coupon on these assets was 7.12% at December 31, 2001, 492 basis points greater than the one year CMT.

      Income recognized on short-term investments in cash and cash equivalents increased by $197,000, as funds generated through the sale of the Company's common shares remain in interest earning cash investments until fully invested. Further, significant growth in investments will, in general, due to the reinvestment lag, result in an increase in temporary cash investments. Income from corporate debt securities increased $274,000; however losses on sales of such securities and losses recognized for other-than-temporary impairment on one of the Company's corporate debt investments far exceeded the growth in income. Slightly offsetting increases in interest income was a decrease in dividend income on equity securities of $262,000 reflecting sales of equity securities. The yield on the equity security portfolio decreased to 8.6% for 2001 from 15.0% in 2000.

      The Company's interest expense increased by approximately $5.0 million, or 16.5%, for the year ended December 31, 2001. The average borrowings under repurchase agreements increased by approximately $434.7 million, or 96.5% from approximately $450.3 million during 2000 to approximately $885.0 million during 2001, while the average cost of borrowings decreased from 6.68% to 3.96% for the years ended December 31, 2000 and 2001, respectively.

      Net interest and dividend income increased by approximately $15.2 million, or 245.8%, from approximately $6.2 million to approximately $21.4 million for the years ended December 31, 2000 and 2001, respectively. The Company's net interest margin improved by 102 basis points to 2.24% for 2001 from 1.22% for 2000. Overall, the significant increase in the Company's net interest income can be attributed to the significant balance sheet growth and the increase in the interest rate spread and net interest margin during 2001. During 2001, interest rates generally declined, resulting in an expansion (i.e., increase) in interest rate spreads and margins. Should interest rates increase, as management expects to occur during 2002, the Company's interest rate spread and net interest margin would compress (i.e., decline,); the amount and timing of such compression will be driven by, among other factors, the interest rate environment and thus cannot be predicted with any uncertainty.

      Income and gains from other investments decreased approximately $1.4 million, to $2.7 million for 2001, from $4.1 million for 2000. This decrease reflects a decline in the performance and resulting net operating income available for distribution to the Company on its real estate investments. As of December 31, 2001, the Company had indirect interests in six multi-family properties consisting of a total of 1,473 rental units, through investments in four limited partnerships and one corporation as a preferred stockholder. These investments, which had a net carrying value of $9,360,000 at December 31, 2001, comprised less than 1% of the Company's total assets. During both 2001 and 2000, the Company recognized gains of $2.6 million related to sales of real estate properties through the Company's non-consolidated real estate investments.

      The Company reported a net loss of $457,000 on the sale of corporate debt and equity investments during 2001, comprised of; gross gains of approximately $1.2 million on corporate equity securities and $81,000 on corporate debt securities and MBS. These gains were more than offset by gross losses of approximately $1.2 million on corporate debt securities and losses of $588,000 on the sale of equity securities. This compares to a net gain of $456,000 recognized during the year ended December 31, 2000 resulting from the sale of corporate debt, equity and mortgage backed securities.

      During 2001, the Company recognized an other-than-temporary impairment loss of approximately $2.5 million on its investment in RCN debt securities. At December 31, 2001, the Company held RCN debt securities, which were carried at their estimated fair value of approximately $2.1 million. In addition to the RCN debt securities, the corporate debt portfolio included other debt securities designated as held-to-maturity that were carried at their amortized cost of approximately $7.6 million, and had estimated gross unrealized losses of approximately $3.4 million. The investment in Level 3 accounted for approximately $3.1 million of the $3.4 million unrealized loss.

      Management diligently monitors each debt and equity security investment, in order to identify asset/credit quality issues on a timely basis. This enables management to assess and, if necessary, change its position with regard to a particular debt or equity security. Future other-than-temporary impairment charges against investments, including the debt securities of Level 3, may be recognized as a result of such assessments, the timing and amount of which would be based on the facts and circumstances at the time. In general, the Company's loss exposure due to credit issues related to debt and equity securities is limited, given that these investments comprised less than 1% of the Company's assets at December 31, 2001.

      General and administrative expenses for the Company for the year ended December 31, 2001, increased approximately $2.9 million as compared to 2000. Such increase is primarily attributable to higher base management and incentive compensation fees earned by the Advisor resulting from an increase in the Company's stockholders' equity and an increase in income generated by the Company.

      The Company incurred costs in acquiring the Advisor of approximately $12.5 million, of which $11.3 million was a non-cash equity issuance, representing the fair value of the Company's common stock issued in the Advisor Merger. The Company and the Advisor merged effective 12:01a.m. on January 1, 2002. As a result, the Company became self-advised and commencing January 1, 2002 and, thereafter, will directly incur the cost of all overhead necessary to operate the Company.

      Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

      During the year ended December 31, 2000, total interest income earned by the Company increased $10.6 million, or 41%, compared to total interest income earned in 1999. This increase is primarily attributable to a 33% growth in the Company's average interest earning assets from $382 million to $507 million for the years ended December 31, 1999 and 2000, respectively. Also contributing to the increase was a 6.4% growth in the yield on the Company's interest earning assets from 6.72% per annum in 1999 to 7.15% per annum in 2000.

      The Company's interest expense increased $11.6 million, or 63%, for the year ended December 31, 2000 compared to 1999 due to a 40% increase in the average repurchase agreement balance from $321 million in 1999 to $450 million in 2000, as well as an increase in the average interest cost from 5.75% in 1999 to 6.68% in 2000. The Company had outstanding borrowings of $449 million at December 31, 2000 compared to $452 million at December 31, 1999.

      The Company's net interest margin was 1.22% for the year ended December 31, 2000 compared to 1.89% for the year ended December 31, 1999. As a result of the narrowing of such margin, net interest and dividend income decreased $1.0 million, or 14%, from $7.2 million to $6.2 million for the years ended December 31, 1999 and 2000, respectively.

      Income from other investments increased from $3.0 million to $3.7 million for the years ended December 31, 2000 and 1999, respectively. Included in such income for the year ended December 31, 2000 is a gain of approximately $2.6 million which resulted from the sale of the underlying real estate of an unconsolidated real estate limited partnership. Included in such income for the year ended December 31, 1999 is approximately $2.2 million attributable to a gain recognized by a non-consolidated subsidiary's sale of its undivided interests in the net assets of four assisted living centers. Excluding such sales, income from other investments increased $225,000 due to higher income generated by the Company's investments in unconsolidated real estate limited partnerships.

      During the year ended December 31, 2000, the Company realized a net gain of $456,000 on the sale of investments compared to a net gain of $55,000 during the year ended December 31, 1999. Such gains resulted from the sale of corporate debt and equity securities and the sale and/or payoff of several pools of fixed rate MBS.

      General and administrative expenses of the Company decreased $215,000, or 8%, for the year ended December 31, 2000 compared to 1999. Approximately $100,000 of such decrease is due to expenses incurred in 1999 by a consolidated whichsubsidiary, which was liquidated in December 1999. The remainder of the decrease is primarily attributable to net decreases in various general and administrative expenses, including various servicing fees, filing fees and printing costs.

                          CRITICAL ACCOUNTING POLICIES

      Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2001 management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

      The Company's financial statements include the accounts of the Company and all majority owned and controlled subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles requires management to makes estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      The Company's accounting policies are described in Note 2 to the Company's financial statements, included in Item 8. Management believes the more significant of these to be as follows:

      Revenue Recognition

      The most significant source of the Company's revenue is derived from its investments in MBS. The Company reflects income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis, as adjusted for actual prepayment activity.Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

      Other-than-temporary impairment of investments

      The Company's accounting policies require that management review its investment portfolio for potential "other-than-temporary" declines in vale on an investment-by-investment basis. The majority of the Company's investments are in MBS which are agency sponsored or credit enhanced and which management considers it unlikely that these securities, because of their nature, will experience substantial declines in value that are due to other-than-temporary market fluctuations. For the companies other non-real estate investments, management assesses on a quarterly basis significant declines in value which may be considered other than temporary and, if necessary, recognizes and accounting charge to write-down the carrying value of such investments. In making this assessment, management takes into consideration a wide range of objective and subjective information including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity and public filings and statements made by the issuer. Actual losses, if any, could ultimately differ from these estimates.

      Impairment of Long-Lived Assets

      Real estate investments held directly or through joint ventures represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, real estate assets and investments in joint ventures are considered to be held for investment and are not carried at amounts in excess of their estimated recoverable amounts.

      Income Taxes

      The Company's financial results generally do no reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a real estate investment trust and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Certain provisions of FAS 133 were amended by Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138") in June, 2000. These statements provide new accounting and reporting standards for the use of derivative instruments. Prior the adoption of FAS 133, the Company did not engage in hedging activities as defined in FAS 133 and FAS 138, although it was not precluded from doing so, for the purposes of managing interest rate risk. As of January 1, 2001, the Company had no outstanding derivative hedging instruments nor any imbedded derivatives requiring bifurcation and separate accounting under FAS 133, as amended. Accordingly, there was no cumulative effect upon adoption of FAS 133, as amended, on January 1, 2001. Subsequent to the adoption of FAS 133, as amended, the Company has applied the provisions of FAS 133, as amended.

      In September, 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of FAS 140 did not have a significant impact on the Company.

      In July, 2001, the FASB issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards became effective for the Company on January 1, 2002.

      FAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $7,189,000. Amortization expense related to such goodwill was approximately $200,000 for the years ended December 31, 2001 and 2000 and $187,000 for the year ended December 31, 19899. The Company's adoption of FAS 142 effective January 1, 2002, did not have a material effect on the Company.

      In October, 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of FAS 144 are effective for the Company on January 1, 2002. The adoption of FAS 144 did not have a significant impact on the Company.

                         Liquidity and Capital Resources

      The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company's principal uses of cash include purchases of MBS and, to a lesser extent, may include investments in corporate debt and equity securities and hedge instruments; payments for operating expenses; and the payment of dividends on the Company's common stock.

      Repurchase agreements provided an additional $1.397 billion to finance asset growth during 2001, this increase in leverage was facilitated by the increase in the Company's capital as a result of the public stock offerings completed in 2001. At December 31, 2001, borrowings under repurchase agreements were $1.846 billion, compared to $448.6 million at December 31, 2000. At December 31, 2001, repurchase agreements had a weighted average borrowing rate of 2.91%, on loan balances of between $209,000 and $109.5 million. These agreements generally have original terms to maturity ranging from one month to 12 months and interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

      During the year ended December 31, 2001, the Company completed two public offerings, as detailed below, of its common stock, in which it issued approximately 18.3 million shares, and raised net proceeds of approximately $126.8 million. The Company's 2001 equity offerings were as follows:

                                                                                    (1)
                                            Price Per          Gross              Offering
Settlement Date      Number of Shares         Share           Proceeds            Expenses          Net Proceeds
-----------------    -----------------    --------------    --------------    -----------------    -----------------
June 27, 2001         10,335,214   (2)           $  7.00     $72.3 million       $5.2 million      $67.1 million   (3)
Nov. 7, 2001           8,000,000                 $  8.00     $64.0 million       $4.3 million      $59.7 million   (3)

(1)   Include commissions, discounts and other offering expenses.
(2) Includes the full exercise of the underwriters' option to purchase up to 1,335,214 additional shares to cover over-allotments for the June 27, 2001 offering.
(3) Net proceeds were fully utilized to acquire additional adjustable rate MBS on a leveraged basis during the year ended December 31, 2001.

      On September 25, 2001, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") relating to $300 million of its common stock and preferred stock that the Company may offer from time to time for cash in a variety of transactions, including underwritten public offerings (the "Shelf Registration"). The common stock offering completed by the Company in November utilized a portion of the securities registered under this registration. As of December 31, 2001, the Company had $236 million of securities remaining on the Shelf Registration.

      To the extent the Company raises additional equity capital from future sales of common and/or preferred stock thispursuant to the Shelf Registration, the Company anticipates using the net proceeds primarily to acquire additional adjustable rate MBS. Management may also consider additional interests in multifamily apartment properties and other investments consistent with its operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

      On January 18, 2002, the Company issued 7,475,000 shares of its common stock, generating net proceeds of approximately $58.2 million in a public offering. These shares were issued at $8.25 per share, generating gross offering proceeds, before expenses, of approximately $61.7 million. The net proceeds were fully invested and will be fully leveraged to acquire additional MBS during the first quarter of 2002. Following the completion of the January 2002 equity offering, the Company had approximately $174.3 million remaining on the Shelf Registration.

      During 2001, principal payments on MBS, generated cash of approximately $293.6 million and operations provided a net of approximately $21.7 million in cash. In addition, the Company also received proceeds of $15.1 million from the sale of investments in corporate debt and equity securities during 2001.

      As part of its core investing activities, during 2001, the Company acquired $1.753 billion of MBS. Other uses of funds during the year ended December 31, 2001, included $10.7 million for dividend payments on the Company's common stock.

      In order to reduce interest rate risk exposure on a portion of the Company's LIBOR-based repurchase agreements, the Company entered into an interest rate Cap Agreement, costing $350,000. (See "Quantitative and Qualitative Disclosures About Market Risk"). Additional purchases of Cap Agreements are expected during 2002, which will generate cash if interest rates increase beyond the rate specified in the individual agreement. In addition, the Company invested $392,000 in corporate equity securities during 2001.

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reduction in the MBS from scheduled amortization and prepayments. At December 31, 2001, the Company had approximately 49% of its repurchase agreements scheduled to roll (i.e., is contractually mature and payable to the counterparty) within the first three months of 2002, as reflected in the $39.0 million increase, comparing restricted cash as of December 31, 2001 to December 31, 2000. At the time a repurchase agreement rolls counterparty), the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

      Through December 31, 2001, the primary components of the Company's general and administrative expenses were the base advisory and incentive fees paid to the Advisor. Effective January 1, 2002, the Company became a self-advised REIT, and thereafter will directly incur all cost associated with conducting the Company's business. Management bbelieves that, under current market conditions, the additional costs incurred in operating MFA on a self-advised basis will be less than the amount of the fees that would be payable to the Advisor had the Company remained an "externally-advised" REIT. However, there can be no assurance that the Company's expenses will actually be lower as a self-advised REIT.

      The Company believes it has adequate financial resources to meet its obligations as they come due and to fund committed dividends as well as to actively pursue its investment policies.

                                    INFLATION

      Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. Our financial statements are prepared in accordance with Generally Accepted Accounting Principles and our dividends are based upon our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

                                  OTHER MATTERS

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Act. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring "Qualifying Interests. Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain securitiesMBS represent an undivided interest in the entire pool backing such MBS (i.e., "whole pool" MBS), such MBS may be treated as securities separate from the underlying mortgage loan and, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2001, the Company determined that it is in and has maintained compliance with this requirement.

                           FORWARD LOOKING STATEMENTS

      When used in this Annual Report on Form 10-K, in future SEC filings, or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" for purposes of Section 27A if the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and as such may involve know and unknown risks, uncertainties and assumptions.

      These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: increases in the prepayment rates on the mortgage loans securing the Company's MBS; changes in short-term interest rates; the Company's ability to use borrowings to finance its assets; risks associated with investing in real estate, including changes in business conditions and the general economy; changes in government regulations affecting the Company's business; and the Company's ability to maintain its qualification as a REIT for federal income tax purposes. These risks, uncertainties and factors could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes.

      All forward-looking statements speak only as the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total rates of return through stock ownership of the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks and to maintain capital levels consistent with the risks it does undertake.

                               INTEREST RATE RISK

      The Company primarily invests in adjustable rate and hybrid MBS. The hybrid-MBS represent fixed rate coupons for a specified period, generally three years, and thereafter converts to a variable rate coupon. The Company's debt obligations are generally repurchase agreements of limited duration, which are periodically refinanced at new market rates.

      Most of the Company's adjustable rate assets are dependent on the one-year CMT rate and debt obligations are generally dependent on LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur.

      The Company's adjustable rate investment assets and debt obligations reset on various different dates for the specific asset or obligation. In general, the repricing of the Company's debt obligations occurs more quickly than the repricing of assets. Therefore, on average, the Company's cost of funds may rise or fall more quickly than does its earnings rate on the assets. Further, the Company's net income may vary somewhat as the yield curve between one-month interest rates and six-and 12-month interest rate varies.

      The following table presents the Company's interest rate risk using the static gap methodology. The table presents the difference between the carrying value of the Company's interest rate sensitive assets and liabilities at December 31, 2001, based on the earlier of term to repricing or the term to repayment of the asset or liability, scheduled principal amortization is not reflected in the table. Further, the adjustable rate MBS can be prepaid before contractual amortization and/or maturity, which is also not reflected in the table. The table does not include assets and liabilities that are not interest rate sensitive.

     As of December 31, 2001, the Company's investment assets and debt obligations will prospectively reprice based on the following time frames:

                                                              As of December 31, 2001
                                ------------------------------------------------------------------------------
                                                                               Two
                                 Less than       Three         One Year      Years to    Beyond
                                   Three        Months to       to Two         Year      Three
                                   Months       One Year         Years        Three      Years         Total
(In Thousands)                   ---------     -----------     ---------     --------    -------    ----------
Interest Earning Assets:
 Adjustable Rate - MBS           $ 281,498     $   521,375     $ 522,344     $590,163         --    $1,915,380
 Fixed-Rate - MBS                       --              --            --           --     11,520        11,520
 Debt Securities                        --              --            --           --      9,774         9,774
 Equity Securities                   4,088              --            --           --         --         4,088
                                 ---------     -----------     ---------     --------    -------    ----------
   Total interest-earning
     assets                        285,586         521,375       522,344      590,163     21,294     1,940,762
Interest Bearing Liabilities:
 Repurchase agreements             912,361         933,237            --           --         --     1,845,598
                                 ---------     -----------     ---------     --------    -------    ----------
  Total interest-bearing
    liabilities                    912,361         933,237            --           --         --     1,845,598
Interest sensitivity gap         $(626,775)    $  (411,862)    $ 522,344     $590,163    $21,294    $   95,164
Cumulative interest
  sensitivity gap                $(626,775)    $(1,038,637)    $(516,293)    $ 73,870    $95,164

      The difference between assets and liabilities repricing or maturing in a given period is one approximate measure of interest rate sensitivity. When more assets than liabilities reprice during a period, the gap is considered positive and it is anticipated that earnings will increase as interest rates rise and earnings will decrease as interest rates decline. When more liabilities reprice than assets during a given period, as is the case with respect to the Company for periods less than one year, the gap is considered negative. With a negative gap it is anticipated that income will decline as interest rates increase and income will increase as interest rates decline. The static gap analysis does not reflect the constraints on the repricing of adjustable rate MBS in a given period resulting from periodic and life time cap features on these securities, nor the behavior of various indexes applicable to the Company's assets and liabilities.

      To a limited extent, the Company uses interest rate Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Cap Agreements that hedge against increases in interest rates on the Company's LIBOR-based repurchase agreements are not considered in the static gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the applicable of the hedged liability.

                                MARKET VALUE RISK

      Substantially all of the Company's investments are designated as "available-for-sale" assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income, a component of stockholders' equity. (See Note 13 to the accompanying financial s statements included in Item 8.) The market value of the Company's MBS assets fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed by an agency of the U. S. Government, such fluctuations are generally not based on the underlying credit worthiness. To a lesser extent, the Company designates certain corporate debt securities as held-to-maturity. These debt securities, which are generally carried at amortized cost, comprised less than 1% of the Company's total assets at December 31, 2001 and are not considered "core" investments of the Company. However, any investment which suffers an impairment that is deemed to be other-than-temporary, whether designated as available-for-sale or held-to-maturity, will have its cost basis reduced and a corresponding charge made against earnings for the portion of the impairment that is identified as other-than-temporary. (See "Risk Factors - Risks of Decline in Market Value")

                                 LIQUIDITY RISK

      The primary liquidity risk of the Company arises from financing long-maturity assets with short-term debt in the form of repurchase agreements. The Company had no long-term debt at December 31, 2001. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not matched.

      The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) its short-term debt as it matures. However, the Company cannot give assurances that it will always be able to roll over its short-term debt. At December 31, 2001, the Company had cash and cash equivalents of $58.5 million available to meet margin calls on repurchase agreements and for other corporate purposes.

                        PREPAYMENT AND REINVESTMENT RISK

      As the Company receives repayments of principal on its MBS, premiums on the corresponding securities are amortized and amortization is netted against interest income, discounts on MBS are accreted to income and increase interest income reported. Premiums arise when the Company acquires a MBS at a price in excess of the principal value of the mortgages or par value if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal value of the mortgages, or par, if purchased at original issue. For financial accounting purposes, the premium is amortized using the effective yield method, which reflects the effect of prepayments on amortization of premium and accretion of discounts. Greater than anticipated prepayments will accelerate the amortization of premiums, thereby reducing interest income.

      For tax accounting purposes, the premium is amortized based on the asset yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes. At December 31, 2001, the gross unamortized premium for adjustable rate MBS for financial accounting purposes was $37.5 million (2.0% of the adjustable rate MBS ) compared with $35.4 million for federal tax purposes.

      In general, the Company believes it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds reinvested.

                              TABULAR PRESENTATION

      The information presented in the following table, projects the impact of changes in interest rates on 2002 projected net income and net assets based on the investments in the Company's portfolio on December 31, 2001, and includes all the Company's interest-rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

     Change in             Percentage Change           Percentage Change
  Interest Rates             in Net Income               in Net Assets
  --------------             -------------               -------------
      + 2.00%                  - 18.82%                    - 14.29%
      + 1.00%                  - 10.28%                     - 5.35%
         0                         0                           0
      - 1.00%                  + 11.86%                     + 8.60%
      - 2.00%                  + 21.58%                    + 14.06%

      Many assumptions used to generate this information and there can be no assurance that assumed events will occur as assumed or that other events will not occur that would affect the outcomes and therefore constitutes a forward-looking statement. The table quantifies the potential changes in net income should interest rates go up or down ("shocked") by 100 and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the adjustable rate assets, which are entirely comprised of adjustable rate MBS, for each rate shock are calculated based on a variety of assumptions, including prepayment vectors, yield on reinvested prepayments and scheduled amortization and growth in the portfolio. Assumptions made on the interest rate sensitive liabilities, which are entirely comprise of repurchase agreements, include anticipated interest rates on repurchase agreements, collateral requirements as a percent of the repurchase agreement and amount of borrowing. Furthermore, future sales, acquisitions, calls, and restructuring could materially change the Company's interest rate risk profile.

      When interest rates are shocked, these prepayment assumptions are further adjusted based on management's best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 33% increase in the prepayment rate of the adjustable rate MBS portfolio. The base interest rate scenario assumes interest rates at December 31, 2001. Actual results could differ significantly from those estimated in the table.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

                                                                                                                      Page
Report of Independent Accountants ....................................................................................  26

Financial Statements:

Statements of Financial Condition of the Company as of December 31, 2001 and December 31, 2000........................  27

Statements of Income of the Company for the years ended December 31, 2001, 2000 and 1999..............................  28

Statements of Changes in Stockholders' Equity of the Company for the years ended December 31, 2001, 2000 and 1999.....  29

Statements of Cash Flows of the Company for the years ended December 31, 2001, 2000 and 1999..........................  30

Notes to Financial Statements of Company .............................................................................  31

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Financial statements of one 95%-owned company, and the four real estate limited partnerships, in which the Company owns between 50% and 99% limited partnership interests have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is significantly less than 20% of the Company's respective amount, and the investment in, and advances to, each entity on an individual basis and in the aggregate is less than 20% of total assets.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of America First Mortgage Investments, Inc.

      In our opinion, the accompanying statements of financial condition and the related statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of America First Mortgage Investments, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March   12, 2002

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and per Share Amounts)            At December 31,
                                                        -------------------------
                                                            2001           2000
                                                        -----------     ---------
Assets
  Mortgage backed securities ("MBS") (Note 4)           $ 1,926,900     $ 470,576
  Cash and cash equivalents                                  58,533         8,401
  Restricted cash                                            39,499           499
  Corporate debt securities (Note 5)                          9,774        15,666
  Corporate equity securities (Note 6)                        4,088         9,011
  Accrued interest and dividends receivable                  12,340         3,433
  Other investments (Note 7)                                  9,800         6,977
  Interest rate cap agreements (Note 8)                         513            --
  Goodwill, net                                               7,189         7,388
  Other assets                                                  297           539
                                                        -----------     ---------
                                                        $ 2,068,933     $ 522,490
                                                        ===========     =========
Liabilities
  Repurchase agreements (Note 9)                        $ 1,845,598     $ 448,583
  Accrued interest payable                                   11,387         2,039
  Dividends payable                                           7,718         1,406
  Accounts payable                                              606           550
                                                        -----------     ---------
                                                          1,865,309       452,578
                                                        -----------     ---------
Commitments and contingencies (Note 10)                          --            --
Stockholders' Equity
  Common stock, $.01 par value; 375,000,000 shares
  authorized; 28,348,601 and 8,692,825 issued and
     outstanding in 2001 and 2000, respectively
     (Note 11)                                                  283            87
  Additional paid-in capital                                212,536        74,363
  Accumulated deficit                                       (13,704)         (440)
  Accumulated other comprehensive income (loss)               4,509        (4,098)
                                                        -----------     ---------
                                                            203,624        69,912
                                                        -----------     ---------
                                                        $ 2,068,933     $ 522,490
                                                        ===========     =========

    The accompanying notes are an integral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                              STATEMENTS OF INCOME

                                                       For the Year Ended December 31,
                                                 -----------------------------------------
                                                      2001           2000          1999
                                                 ------------     ----------    ----------
(In Thousands, Except Share and Per Share
  Amounts)
Interest and Dividend Income:
MBS income                                       $     53,387     $   33,391    $   24,302
Corporate debt securities income                        1,610          1,336           675
Dividend income                                           666            928           331
Interest income on temporary cash investments             842            645           366
                                                 ------------     ----------    ----------
     Total  interest and  dividend  income             56,505         36,300        25,674
                                                 ------------     ----------    ----------
Interest expense on borrowed funds                     35,073         30,103        18,466
                                                 ------------     ----------    ----------
     Net interest and dividend income                  21,432          6,197         7,208
                                                 ------------     ----------    ----------
Other Income (Loss):
Income from other investments                           3,137          3,670         3,013
Net gain (loss) on sale of investments                   (438)           456            55
Other-than-temporary impairment of corporate
  debt securities (Note 5)                             (2,453)            --            --
                                                 ------------     ----------    ----------
     Total  other  income                                 246          4,126         3,068
                                                 ------------     ----------    ----------
Operating and Other Expenses:
Costs incurred in acquiring external advisor
  (Note 3)                                             12,539             --            --
General and administrative expenses                     5,355          2,457         2,672
Minority interest in partnership                           --             --             4
                                                 ------------     ----------    ----------
                                                       17,894          2,457         2,676
                                                 ------------     ----------    ----------
     Net  income                                 $      3,784     $    7,866    $    7,600
                                                 ============     ==========    ==========
Income and Cash Dividends Per Share:
Net income per share - basic                     $       0.25     $     0.89    $     0.84
Weighted average shares outstanding - basic        15,228,975      8,869,456     9,046,467
Net income per share - diluted                   $       0.25     $     0.89    $     0.84
Weighted average shares outstanding - diluted      15,330,119      8,886,667     9,046,467

    The accompanying notes are an integral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 For the Year Ended December 31,
                                                              -----------------------------------
                                                                 2001         2000         1999
                                                              ---------     --------     --------
(In Thousands, Except Share and per Share Amounts)
Common Stock (Par value: $.01)
Balance at beginning of year                                  $      87     $     90     $     91
  Retirement of treasury shares                                      --           (3)          (1)
  Issuance of 1,287,501 shares in connection with
    acquiring external advisor (Note 3)                              13           --           --
  Issuance of common shares, net of offering expenses               183           --           --
                                                              ---------     --------     --------
Balance at end of year                                              283           87           90
                                                              ---------     --------     --------
Additional Paid-in Capital
Balance at beginning of year                                     74,363       75,831       76,203
  Issuance of common shares to directors (6,811, 7,804 and
    8,100, respectively)                                             50           40           40
  Retirement of treasury stock                                       --       (1,508)        (412)
  Exercise of common stock options                                  128           --           --
  Stock options revaluation adjustment                              142           --           --
  Issuance of 1,287,501 common shares in connection
    with acquiring external advisor                              11,253           --           --
  Issuance of common shares, net of offering expenses           126,600           --           --
                                                              ---------     --------     --------
Balance end of year                                             212,536       74,363       75,831
                                                              ---------     --------     --------
Common Stock Held in Treasury, at Cost
Balance at beginning of year                                         --           --           --
  Common stock reacquired, at cost                                   --       (1,512)        (412)
  Common stock retired                                               --        1,512          412
                                                              ---------     --------     --------
Balance at end of year                                               --           --           --
                                                              ---------     --------     --------
Accumulated Deficit
Balance at beginning of year                                       (440)      (2,878)      (4,303)
  Net income                                                      3,784        7,866        7,600
  Cash dividends declared                                       (17,048)      (5,428)      (6,175)
                                                              ---------     --------     --------
Balance at end of year                                          (13,704)        (440)      (2,878)
                                                              ---------     --------     --------
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year                                     (4,098)      (5,429)      (1,058)
  Unrealized gain (loss) during year, net                         8,444        1,331       (4,371)
  Unrealized gain on interest rate cap agreement                    163           --           --
                                                              ---------     --------     --------
Balance at end of year                                            4,509       (4,098)      (5,429)
                                                              ---------     --------     --------
Total Stockholders' Equity                                    $ 203,624     $ 69,912     $ 67,614
                                                              =========     ========     ========

    The accompanying notes are an integral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                         -------------------------------------
(In Thousands)                                                2001         2000         1999
                                                         -----------    ---------    ---------
Cash Flows From Operating Activities:
Net income                                             $     3,784    $   7,866    $   7,600
Adjustments to reconcile net income
  to net cash provided by operating activities:
Net (gain) loss on sale of investment securities/
  other investments                                            438         (456)         (55)
Other-than-temporary  impairment recognized on
  corporate debt securities                                  2,453           --           --
Net gain on sale of other investments                       (2,574)      (2,565)      (2,163)
Minority interest in partnership                                --           --            4
Amortization of premium on investments                       5,355        1,485        1,005
Amortization of goodwill                                       200          199          187
Non-cash expense incurred in acquiring external
   advisor                                                  11,266           --           --
Increase in interest receivable                             (8,907)        (578)      (1,302)
Decrease (increase) in other assets and other                  251         (243)         607
Increase (decrease) in accounts payable                         56          (46)         234
Increase (decrease) in accrued interest payable              9,348         (740)       1,983
                                                       -----------    ---------    ---------
     Net cash provided by operating activities              21,670        4,922        8,100
                                                       -----------    ---------    ---------
Cash Flows From Investing Activities:
Principal payments on MBS                                  293,619      105,991      113,346
Proceeds from sale of corporate equity securities            6,705        1,169        1,128
Proceeds from sale of corporate debt securities              2,516          373           --
Proceeds from sale of MBS                                    5,544        5,019           --
Proceeds from sale of other investments                         19        2,565           --
Purchases of MBS                                        (1,753,323)    (106,414)    (352,733)
Purchases of corporate debt securities                          --       (7,719)      (3,308)
Purchases of corporate equity securities                      (392)      (6,943)      (3,092)
Purchase of interest rate cap agreement                       (350)          --           --
Decrease (increase) in other investments, excluding
gains                                                          (66)      (3,320)          14
                                                       -----------    ---------    ---------
     Net cash used by investing activities              (1,445,728)      (9,279)    (244,645)
                                                       -----------    ---------    ---------
Cash Flows From Financing Activities:
Net borrowings from (repayment of) repurchase
  agreements                                             1,397,015       (3,518)     261,852
Net proceeds from common stock offering                    126,783           --           --
Decrease (increase) in restricted cash                     (39,000)       3,211       (3,710)
Stock purchased for retirement                                  --       (1,512)        (412)
Dividends paid                                             (10,736)      (5,319)      (7,335)
Proceeds from exercise of stock options                        128           --           --
                                                       -----------    ---------    ---------
Net cash provided by (used in) financing activities      1,474,190       (7,138)     250,395
                                                       -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents        50,132      (11,495)      13,850
Cash and cash equivalents at beginning of period             8,401       19,896        6,046
                                                       -----------    ---------    ---------
Cash and cash equivalents at end of period             $    58,533    $   8,401    $  19,896
                                                       ===========    =========    =========
Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for interest               $    25,726    $  30,843    $  16,482

    The accompanying notes are an integral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1. Organization

      America First Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

      On April 10, 1998, the Company and three partnerships; America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2"), and America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund"), consummated a merger transaction whereby the pre-existing net assets and operations of Prep Fund 1 and Prep Fund 2 and a majority interest in the Pension Fund were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock (the "1998 Merger"). The 1998 Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Prep Fund 1 was deemed to be the acquirer of Prep Fund 2 and Pension Fund under the purchase method. Accordingly, the 1998 Merger resulted, for financial accounting purposes, in the effective purchase by Prep Fund 1 of all the Beneficial Unit Certificates ("BUCs") of Prep Fund 2 and approximately 99% of the BUCs of Pension Fund. In December 1999, Pension Fund was liquidated and dissolved and, as a result, the Company directly acquired approximately 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund BUCs who elected to remain in place following the 1998 Merger. As the surviving entity for financial accounting purposes, the assets and liabilities of Prep Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of Prep Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of the common stock issued over the fair value of net assets acquired was recorded as goodwill.

      From the time of its inception, the Company was externally managed by America First Mortgage Advisory Corporation (the "Advisor"), pursuant to an advisory agreement between the parties (the "Advisory Agreement"). As an externally managed company, Tthe Company had no employees of its own and relied on the Advisor to conduct its business and operations.

      Pursuant to consummation of the stockholder approved merger between the Company and the Advisor (the "Internalization Transaction" or "Advisor Merger"), the Company and the Advisor merged effective 12:01AM on January 1, 2002. As a result, the Company became self-advised and commencing January 1, 2002 and thereafter will directly incur the cost of all overhead necessary to operate the Company. For accounting purposes, the Advisor Merger is not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill for the year ended December 31, 2001. (See Note 3)

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying 2001 financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States.

      The consolidated financial statements through December 31, 1999, include the accounts of the Company and its subsidiaries, Pension Fund and Pension Fund's general partner, America First Capital Associates Limited Partnership Six ("AFCA 6"). Pension Fund and AFCA 6 were liquidated and dissolved under the terms of their respective partnership agreements in December 1999. All significant intercompany transactions and accounts have been eliminated in consolidation. As more fully discussed in Note 7, the Company also has indirect real estate investments, none of which are controlled by the Company, as, (i) a preferred stockholder of a corporation, which owns two multi-family rental properties, and (ii) a limited partner in four real estate limited partnerships. These investments are accounted for under the equity method. Neither the corporation nor the real estate limited partnerships are consolidated for income tax purposes.

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

      (b) MBS, Corporate Debt Securities and Corporate Equity Securities

      Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires that investments in securities be designated as either held-to-maturity, available-for-sale or trading at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at fair value with

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

unrealized gains and losses excluded from earnings and reported in other comprehensive income.

      Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of its overall management of its business. The available-for-sale designation provides the flexibility to sell its MBS in order to appropriately act on potential future market opportunities, changes in economic conditions and ensure future liquidity.

      All of the Company's investments in corporate equity securities are classified as available-for-sale.

      Corporate debt securities are classified as either held-to-maturity or available-for-sale depending upon management's intent and ability to hold such securities to maturity.

      Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in fair value attributable to factors other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. Other-than-temporary losses are determined based on management's assessment of various factors affecting the security. The following are among, but not all, the factors considered in determining whether and to what extent an other-than-temporary impairment exists(i) the expected cash flow from the investments; (ii) whether an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity investments are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management's internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices Because management's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to a significant change. (See Note 5)

      Gains or losses on the sale of investment securities are based on the specific identification method.

      The Company's adjustable rate assets are comprised primarily of MBS that are comprised of adjustable rate MBS issued through Ginnie Mae, Fannie Mae or Freddie Mac. Included in these adjustable rate MBS are hybrid MBS that have a fixed interest rate for an initial period, generally three-to-five years, then convert to an adjustable rate for their remaining term to maturity.

      Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized into interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.

      (c) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

      (d) Restricted Cash

      Restricted cash represents amounts held with certain lending institutions with which the Company has repurchase agreements. Such amounts may be used to make principal and interest payments on the related repurchase agreements.

     (e)  Credit Risk

      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are guaranteed as to principal or interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae and Freddie Mac ("Agency MBS"). The remainder of the Company's assets may be either: (i) investments in multifamily apartment properties; (ii) investments in limited partnerships, real estate investment trusts (each a "REIT") or a preferred stock of a real estate related corporation or (iii) other fixed-income instruments, such as corporate debt securities, that provide increased call protection relative to the Company's MBS portfolio. Corporate debt that is below investment-grade will be limited to less than 5% of the Company's total assets. Adjustable rate Agency MBS comprised approximately 80% and 79% of the Company's total assets at December 31, 2001 and 2000, respectively. The Company did not have an allowance for credit losses at December 31, 2001 or 2000.

      A decline in the value of any of its debt or equity security investments that is considered by management to be other-than-temporary results in the Company reducing the cost basis of the specific securityand recognizing the write down as a charge against earnings. In monitoring asset quality, management evaluates its investment

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

securities portfolios on a regular basis, not less than quarterly, to determine whether impairment, if any, is considered other-than-temporary. Among the factors considered are: the market price of the securities over time; the anticipated performance of the security over the next six to twelve months; the carrying value compared to the market value. Charges are made and the carrying value of the security adjusted if management determines that the security's impairment is considered other-than-temporary. This determination, which to a significant extent is subjective, is based on the information available at the time of assessment and considers debtors' financial condition, expectations about the debtors' future performance and other pertinent market information available. Further, if management were to decide to sell any security, held-for-investment or held for sale, and any unrealized losses at that time the decision to sell is made would be charged against earnings in the period the decision to sell is made. However, gains would be deferred until realized.

      (f) Other Investments

      Other investments consist of certain non-consolidated investments accounted for under the equity method, including: (i) non-voting preferred stock of a corporation owning interests in real estate limited partnerships, and (ii) investments in limited partnerships owning real estate. The Company acquired these investments as part of the 1998 Merger. Certain of the properties underlying the other investments in the limited partnerships that the Company received in the 1998 Merger were subsequently exchanged for other properties through non-taxable exchanges, known for tax purposes as a "Section 1031 exchange".

      Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. As of December 31, 2001, the Company had investments in four such limited partnerships, which had mortgage loans secured by the underlying investment properties; however, the Company has no liability for the mortgage loans, since
(1) the Company's investment is as a limited partner and (2) the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral which is comprised of the mortgaged property.

      (g) Repurchase Agreements

      The Company finances the acquisition of its MBS at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through December 31, 2001, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

      The Company's repurchase agreements generally range from one month to one year in duration. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by two of the Rating Agencies, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met . In the event an existing lender is downgraded below "A," the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally aims to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of December 31, 2001, the Company had repurchase agreements with ten separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of approximately $22.6 million. (See Note 9)

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      (h) Earnings per Common Share ("EPS")
      Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to buy back shares of the Company's outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Notes 11 and 12)

      (i) Comprehensive Income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the Company to display and report comprehensive income, which includes all changes in Stockholders' Equity with the exception of additional investments by or dividends to stockholders. Comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (See Note 13)

      (j) Federal Income Taxes

      The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code") and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying financial statements.

      (k) Adoption of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Certain provisions of FAS 133 were amended by Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138") in June 2000. On January 1, 2001, the date of adoption of FAS 133 and FAS 138, the Company had no derivative instruments nor any embedded derivatives that required bifurcation and separate accounting; thus, there was no cumulative effect of an accounting change upon the adoption of these statements.

      In September 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of FAS 140 did not have a significant impact on the Company.

      (l) New Accounting Pronouncements

      In July 2001, the FASB issued FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. FAS 142 requires that goodwill is no longer amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $7,189,000. Amortization expense related to goodwill was approximately $200,000, for each of the years ended December 31, 2001 and 2000 and $187,000 for the year ended December 31, 1999. The Company's adoption of FAS 142 on January 1, 2002 is not expected to have a material effect on the Company's financial statements.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of FAS 144 on January 1, 2002 is not expected to have a significant impact on the Company.

      (m) Derivative Financial Instruments - Interest Rate Cap Agreements

      Prior to January 1, 2001, the Company did not engage in any speculative derivative transactions, nor did it engage in hedging activities, as defined by FAS 133. During the fourth quarter of 2001, the Company entered into an interest rate cap agreement ("Cap Agreement"), for the purpose of purchasing an interest rate cap ("Cap"). The Cap is a derivative instrument that the Company is utilizing for the purpose of managing interest rate risk. The Company does not anticipate entering into derivative transactions for speculative or trading purposes.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      In accordance with FAS 133, a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. To qualify for hedge accounting, at inception of the Cap, the Company must anticipate that the hedge will be highly effective in limiting the Company's cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in fair value are included in the accumulated other comprehensive income portion of stockholders' equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on a fair value basis. Payments received in connection with the Cap Agreement will be reported a reduction to interest expense, net of the amortization recognized for the premium. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company's Caps is limited to the original purchase price of the derivative. In order to limit credit risk associated with purchased Caps, the Company only purchases caps from financial institutions rated "A" or better by one of the Rating Agencies. Income generated by purchased caps, if any, would be presented as an off-set to interest expense on the hedged liabilities.

      In order to continue to qualify for and to apply hedge accounting, Caps are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the trigger date, whether the Cap continues to be expected to be effective. If during the term of the Cap agreement the Company determines that a Cap is not effective or that a Cap is not expected to be effective, the ineffective portion of the Cap will no longer qualify for hedge accounting and, accordingly subsequent changes in its fair value will be reflected in earnings. (See Note 8)

      (n) Stock Based Compensation

      The Company's policy is to apply the intrinsic method of Accounting Principles Bulletin No. 25 ("APB 25") for its direct employees and independent directors. Under the intrinsic method, no compensation expense is recorded when options are issued with an exercise price equal to the market price of the underlying security. The Company has only granted options with a strike price equal to the market price at the time of grant.

      (o) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Advisor Merger/Related Parties and Other Related Parties

      (a) Advisor Fees and Advisor Merger

      From the time of the 1998 Merger through December 31, 2001, the Advisor managed the operations and investments of the Company and performed administrative services for the Company. Prior to the Advisor Merger (as defined below), the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus 0.80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also paid the Advisor, as incentive compensation for each calendar quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such quarter exceeded the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the years ended December 31, 2001, 2000 and 1999, the Advisor earned a base management fee of approximately $1,424,000, $740,000 and $762,000, respectively, and incentive compensation of approximately $2,914,000, $797,054 and $741,000, respectively. Approximately $511,000, $519,000 and $433,000 of the incentive fee earned in 2001, 2000 and 1999, respectively, was attributable to the gains on sale described in Note 7.

      The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Advisor Merger Agreement"), with the Advisor, America First Companies L.L.C. ("AFC") and the stockholders of the Advisor. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the merger of the Advisor into the Company effective 12:01 a.m. on January 1, 2002 (the "Advisor Merger"). Pursuant to the Advisor Merger Agreement, the Company issued 1,287,501 shares of its common stock to the stockholders of the Advisor effective January 1, 2002. As a result, the Company became self-advised commencing January 1, 2002 and, thereafter, will directly incur the cost of all overhead necessary for its operation and administration. The market value of the common stock issued in the Advisor Merger, valued as of the consummation of the Advisor Merger in excess of the fair value of the net tangible assets acquired, was charged to operating income of the Company for the year ended December 31, 2001.

      Certain of the Company's directors and executive officers who were involved in discussions and negotiations relating to the Advisor Merger had, and continue to have, interests that would be affected by the Advisor Merger.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

At the time of the Advisor Merger, AFC owned 80% of the outstanding capital stock of the Advisor. At that time, Michael Yanney, the Chairman of the Company's Board of Directors, and George H. Krauss, one of the Company's directors, beneficially owned approximately 57% and 17%, respectively, of AFC. In addition, Stewart Zimmerman, the Company's President and Chief Executive Officer, and William S. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, collectively owned approximately 3% of AFC. At the time of the Advisor Merger, Messrs. Zimmerman, Gorin and Ronald A. Freydberg, the Company's Executive Vice President and Secretary, also owned, in the aggregate, the remaining 20% of the Advisor. Accordingly, the Advisor Merger resulted in these individuals receiving, in the aggregate, beneficial ownership of an additional 1,287,501 shares of the Company's common stock valued at approximately $11.3 million at the time of the Advisor Merger.

      Because the Advisor Merger was between affiliated parties and may not be considered to have been negotiated in a completely arm's-length manner, the Company's Board of Directors established a special committee of the Board which consisted of three of the Company's independent directors who had no personal interest in the Advisor Merger, to direct the negotiations relating to the Advisor Merger on the Company's behalf and to consider and make recommendations to the Board relating to the Advisor Merger.

      (b) Other Related Party Transactions

      America First Properties Management Company L.L.C. (the "Property Manager") provides property management services for certain of the multifamily properties in which the Company has an interest. The Property Manager also provided property management services to certain properties previously which were acquired in the 1998 Merger. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the Company's properties under management, ranging from 3.5% to 4% of gross revenues. The Property Manager received $432,000, $375,000 and $325,000, respectively, for the years ended December 31, 2001, 2000 and 1999 for property management services provided at the Company's properties. It is expected that the Property Manager will continue to manage the properties in which the Company has an interest subsequent to the Advisor Merger. The Property Manager is a wholly owned subsidiary of AFC.

      Included in the Company's corporate debt securities portfolio are investments in the corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000, and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. At December 31, 2001, the Company's investment in (i) the RCN debt securities had a carrying value of approximately $2.1 million and (ii) the Level 3 debt securities had a carrying value of approximately $6.6 million and an estimated fair value of $3.4 million. Mr.Yanney, the Chairman of the Company's Board of Directors, is currently on the board of directors of both RCN and Level 3. One of the Company's Directors, W. David Scott, is the son of the Chairman of both Level 3 and RCN. (See Note 5)

      Since 1998, the Company has held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in Retirement Centers Corporation ("RCC"), an entity formed following the 1998 Merger to hold certain of the Company's properties. (See Note 7). All of the common stock, representing 5% of the ownership and economic interest, in RCC is held by Mr. Gorin, the Company's Executive Vice President and Chief Financial Officer and Treasuer. Mr. Gorin also serves as a director of RCC.

4. Mortgage Backed Securities

      As of December 31, 2001 and 2000, all of the Company's MBS were classified as available-for-sale, and as such, were carried at their fair value. The following table presents the carrying value of the Company's MBS as of December 31, 2001 and 2000.

                              2001        2000
                           ----------   --------
(In Thousands)
Fannie Mae Certificates    $1,228,095   $377,669
Ginnie Mae Certificates        12,266     24,529
Freddie Mac Certificates      472,908      8,981
Commercial                     11,486     17,135
Non-agency AAA                202,145     42,262
                           ----------   --------
                           $1,926,900   $470,576
                           ==========   ========

      At December 31, 2001 and 2000, the Company's portfolio of MBS consisted of pools of adjustable rate MBS with carrying values of $1,915,380,000 and $450,992,000 respectively and fixed rate MBS with carrying values of $11,520,000 and $19,584,000, respectively.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      Fannie Mae: Fannie Mae MBS are certificates issued by Fannie Mae that are backed by pools of single-family and multifamily mortgage loans. Fannie Mae guarantees to the registered holders of its certificates that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying its certificates, whether or not received, and the full payment amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the U.S. Government. If Fannie Mae were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

      Ginnie Mae: Ginnie Mae MBS are certificates issued by a wholly owned instrumentality of the U.S. Government within the Department of Housing and Urban Development that are backed mostly by pools of single-family mortgage loans. Ginnie Mae is authorized by the National Housing Act of 1934 to guarantee the timely payment of principal and interest on its certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying its certificates. The National Housing Act of 1934 provides that the full faith and credit of the U.S. Government is pledged to the payment of all amounts which may be required to be paid under any guarantee by Ginnie Mae.

      Freddie Mac: Freddie Mac MBS are certificates issued by Freddie Mac that are backed by pools of multifamily mortgage loans. Freddie Mac guarantees to the holders of its certificates the timely payment of interest and the ultimate collection of all principal on each holder's pro rata share of the unpaid balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

      Commercial: The Company's investments in commercial MBS are comprised of privately issued certificates that are backed by pools of single-family and multi family mortgage loans. Commercial MBS generally consist of certificates that are rated "AA" or "A" by at least one of the Rating Agencies . These securities are not guaranteed by the U.S. Government or any of its agencies.

      Non-Agency "AAA": Non-Agency "AAA" MBS are privately issued certificates that are backed by pools of single-family and multi family mortgage loans. Non-Agency "AAA" MBS are rated as such by one of the Rating Agencies. "AAA" is the highest rating given by bond rating agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. Government or any of its agencies.

      The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of MBS as of December 31, 2001 and 2000:

                              2001          2000
                          -----------    ---------
(In Thousands)
Amortized cost            $ 1,923,334    $ 474,638
Gross unrealized gains          8,339          352
Gross unrealized losses        (4,773)      (4,414)
                          -----------    ---------
Fair value                $ 1,926,900    $ 470,576
                          ===========    =========

5. Corporate Debt Securities

      The Company's investments in corporate debt securities, which are comprised of "non-investment grade," "high yield securities," are classified as either held-to-maturity or available-for-sale. Corporate debt securities, which are not guaranteed by the U.S Government or any of its agencies, are subject to substantially greater credit risk than are the Company's core investment portfolio, which is comprised primarily of Agency MBS. As such, corporate debt securities are affected by, among other things, changes in the financial condition of the debtor, general market and economic conditions and market interest rates.

      Prior to September 30, 2001, all corporate debt securities were classified as held-to-maturity. However, given the deterioration of the credit quality of the Company's investment in the corporate debt securities issued by RCN Corporation ("RCN"), management reassessed its held-for-investment position in this security and determined that, while no decision was made to liquidate the Company's position in RCN, the original positive intent to hold to RCN

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

to maturity was no longer present and, accordingly, management transferred the Company's holdings of RCN debt securities to available-for-sale and reflected the decline in market value in other comprehensive income.

      Throughout the remainder of 2001, management continued to monitor both the Company's holdings of RCN debt securities and RCN determined, after considering all available evidence including negative factors affecting RCN's business sector and specific issuer credit downgrades subsequent to year end 2001, that it was appropriate to reflect an other-than-temporary impairment charge of approximately $2.4 million against the Company's investment in its RCN debt securities.

      The following tables presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate debt securities as of December 31, 2001, and December 31, 2000:

                                        2001        2000
                                      --------    --------
(In Thousands)
Held-to-maturity securities:
Amortized cost/carrying value         $  7,627    $ 15,666
Gross unrealized gains                      --          25
Gross unrealized losses                 (3,439)     (3,795)
                                      --------    --------
Fair value                            $  4,188    $ 11,896
                                      ========    ========
Available-for-sale securities:
Amortized cost, as adjusted (1)       $  2,147    $     --
Gross unrealized gains                      --          --
Gross unrealized losses                     --          --
                                      --------    --------
Fair value/carrying value             $  2,147    $     --
                                      ========    ========
Corporate debt securities -carrying
  value:
Held-to-maturity securities           $  7,627    $ 15,666
Available-for-sale securities            2,147          --
                                      --------    --------
                                      $  9,774    $ 15,666
                                      ========    ========

(1) Reflects the impact of a $2,453,000 write down of the cost basis of the RCN debt securities for other-than-temporary impairment.

6. Corporate Equity Securities

      Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate equity securities as of December 31, 2001 and 2000:

                            2001      2000
                          ------   -------
(In Thousands)
Cost                      $3,378   $ 9,046
Gross unrealized gains       710       614
Gross unrealized losses       --      (649)
                          ------   -------
Fair value                $4,088   $ 9,011
                          ======   =======

7. Other Investments

    Other investments consisted of the following as of December 31, 2001 and 2000:

                                                 2001      2000
                                                ------   ------
(In Thousands)
Investment in RCC                               $5,572   $2,977
Investments in and advances to real
  estate limited partnerships                    4,228    4,000
                                                ------   ------
                                                $9,800   $6,977
                                                ======   ======

      As of December 31, 2001, the Company had investments in four limited partnerships and an investment as a preferred stockholder in RCC, a taxable corporation, which had an aggregate of approximately $48.3 million of non-recourse mortgage loans secured by the underlying investment properties. The Company has no recourse liability for any of these mortgage loans, since the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral, which is comprised of the mortgaged property.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Income from the Company's other investments was as follows for the years ended December 31, 2001, 2000 and 1999:

(In Thousands)                 2001     2000     1999
                              ------   ------   ------
Gains on sale of underlying
  properties                  $2,574   $2,565   $2,163
Equity earnings (loss), net      563    1,105      850
                              ------   ------   ------
                              $3,137   $3,670   $3,013
                              ======   ======   ======

      Retirement Center Corporation

      The Company owns 100% of the non-voting preferred stock in RCC, which represents a 95% economic interest in such taxable corporation. The Company owns 100% of the non-voting preferred stock of RCC. RCC was formed as a separate taxable corporation to hold certain properties acquired in the 1998 Merger, primarily retirement/assisted living properties, the operations of which, if held directly would beincompatible with the Company's maintaining compliance with the REIT provisions of the Code. Such assets have since been sold and the proceeds reinvested in the properties currently held by RCC. The Company accounts for its investment in RCC using the equity method.

      As of December 31, 2001, RCC owned (i) a 128-unit apartment property located in Omaha, Nebraska, known as the "Greenhouse," which was acquired on January 12, 2000 and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also directly acquired the remaining 11.7% undivided interest in the Georgia property on January 18, 2001. In addition, in December 2000, the Company loaned Greenhouse Holding LLC (which holds the Greenhouse property), $437,000 to fund building renovations. This loan, which is non-amortizing and payable July 31, 2002, is included in the above table in the Company's investment in RCC at December 31, 2001 and 2000.

      At December 31, 2000, RCC owned in addition to the 128-unit apartment property referenced above, a limited partnership interest in a real estate limited partnership, which operated an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership, which owned the assisted living center, was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of this assisted living center. Such sale contributed approximately $2,063,000 ($2,574,000 less a related incentive fee of approximately $511,000 reflected in other general and administrative expense) to the Company's net income for the year ended December 31, 2001. The proceeds of such sale were utilized to acquire the 192-unit apartment property on January 18, 2001 as discussed above.

      Real Estate Limited Partnerships

      Other investments include investments in and advances made to certain real estate limited partnerships in which the Company holds interests. The Company acquired certain of these investments as part of the 1998 Merger, some of which were subsequently exchanged for other properties through a non-taxable exchange, known for tax purposes as a "Section 1031 exchange." The investments in or advances made to limited partnerships are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support.

8. Interest Rate Cap Agreements

      As of December 31, 2001, the Company had one $50.0 million notional amount interest rate Cap which was purchased as a hedge against increases in interest rates on $50.0 million of its anticipated future 30-day term reverse repurchase agreements. The Cap had an original cost of $350,000 and a fair value of $513,000 at December 31, 2001, resulting in other comprehensive income of $163,000 for the year ended December 31, 2001. Under the agreement, the Cap will be triggered, and the Company would receive monthly payments from its counterparty, if the 30-day London Interbank Offered Rate ("LIBOR") were to increase above 5.75% during the period from October 25, 2002 through October 25, 2004, the effective term of the hedge. Interest earned will be determined monthly during the effective term based on the $50.0 million notional amount and the amount by which the 30-day LIBOR exceeds 5.75%.

      The Company only enters into Cap Agreements with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better, as determined by two of the Rating Agencies, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the initial cost of entering into the Cap Agreement.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

9. Repurchase Agreements

      As of December 31, 2001, the Company had outstanding balances of approximately $1.8 billion under 116 repurchase agreements with a weighted average borrowing rate of 2.91% and a weighted average remaining maturity of 3.3 months. As of December 31, 2001, all of the Company's borrowings were fixed rate term repurchase agreements with original maturities that range from three to-12 months. As of December 31, 2000, the Company had outstanding balances of $448.6 million under 55 repurchase agreements with a weighted average borrowing rate of 6.60%. As of December 31, 2001 and 2000, the repurchase agreements had the following remaining maturities:

                     2001       2000
                 ----------   --------
(In Thousands)
Within 30 days   $  557,167   $278,498
31 to 60 days       274,599    170,085
61 to 90 days        80,594         --
3 to 6 months       622,608         --
6 to 9 months       272,630         --
9 to 12 months       38,000         --
                 ----------   --------
                 $1,845,598   $448,583
                 ==========   ========

      The repurchase agreements are collateralized by the Company's MBS and corporate debt securities with an aggregate current face value of approximately $1.9 billion. The Company's repurchase agreements generally bear interest at rates that are LIBOR based.

10. Commitments and Contingencies

      Securities purchase commitments

      At December 31, 2001, there were commitments to purchase $141.0 million of Fannie Mae MBS with coupons ranging from 6.77% to 6.98% with purchases prices ranging from 102.95% to 103.20% of par.

11. Stockholders' Equity

      (a) Dividends/Distributions

  The Company declared the following distributions during 2001, 2000 and 1999:

                                                                   Dividend
 Declaration Date          Record Date          Payment Date       per Share
--------------------    ------------------    -----------------    ---------
2001
February 12, 2001       April 16, 2001        April 30, 2001       $0.165
April 9, 2001           June 30, 2001         July 16, 2001         0.175
September 19, 2001      October 2, 2001       October 18, 2001      0.225
December 12, 2001       December 28, 2001     January 30, 2002      0.280

2000
March 17, 2000          April 14, 2000        May 17, 2000         $0.140
June 14, 2000           June 30, 2000         August 17, 2000       0.140
September 18, 2000      October 16, 2000      November 17, 2000     0.155
December 14, 2000       January 15, 2001      January 30, 2001      0.155

1999
March 24, 1999          April 5, 1999         May 17, 1999         $0.265(1)
June 14, 1999           June 30, 1999         August 17, 1999       0.125
September 21, 1999      September 30, 1999    November 17, 1999     0.140
December 16, 1999       January 3, 2000       February 18, 2000     0.140

(1) As part of the 1998 Merger, the Company made quarterly distributions of $.265 per share of common stock ($1.06 per share per year) in the first year following the 1998 Merger (i.e., through the first quarter of 1999). Accordingly, cash distributions paid by the Company in the first quarter of 1999 and in 1998 consisted in part of a dividend and in part of a cash merger payment.

     For tax purposes, a portion of each of the dividends declared on: December 12, 2001 and December 14, 2000, were treated as a dividend for stockholders in the subsequent year. The dividend declared on December 16, 1999

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

and paid on February 18, 2000 was treated in its entirety as a 2000 dividend for stockholders.

     In general, consistent with the Company's underlying operational strategy, the Company's dividends will partgenerally be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company's dividends may be characterized as capital gains or return of capital. All of the dividends for 2001 and 1999 were characterized as ordinary income and approximately $0.02 of the Company's dividends for the year ended December 31, 2000 was characterized as capital gains.

(b) Common Stock Offerings

      On June 27, 2001, the Company issued 10,335,214 shares of its common stock at $7.00 per share, raising net proceeds of approximately $67.1 million. On November 7, 2001, the Company issued 8,000,000 shares of its common stock at $8.00 per share, raising net proceeds of approximately $59.7 million.

(c) Shelf Registration

      On September 25, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, (the "Act") with respect to an aggregate of $300,000,000 of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the Registration Statement effective. The common stock offering completed by the Company in November 2001 utilized a portion of the securities registered under this shelf registration. As of December 31, 2001, the Company had $236,000,000 remaining under this shelf registration statement. (See Note
17)

(d) Stock Repurchase Plan

      On January 12, 2001, the Company's Board of Directors approved the repurchase of up to 200,000 shares of its common stock; however, the Company did not repurchase any shares during 2001 pursuant to its share repurchase plan. In connection with the Company's 400,000 share repurchase program, the Company purchased 293,621 shares during 2000, at an aggregate cost of $1,512,000 and 84,600 shares at an aggregate cost of $412,000 during 1999. All shares repurchased were retired. Since implementing the stock repurchase program during the fourth quarter of 1999, through December 31, 2001, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000.

12. EPS Calculation

      The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999:

                                              2001    2000    1999
                                             ------   -----   -----
(In Thousands)
Weighted average shares outstanding -basic 15,229 8,869 9,046 Add effect of assumed shares issued under
  treasury stock method for stock options       101      17      --
                                             ------   -----   -----
Weighted average shares
  outstanding  - diluted                     15,330   8,886   9,046
                                             ======   =====   =====

13. Other Comprehensive Income/Accumulated Other Comprehensive Income Comprehensive income for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                     2001     2000      1999
                                                   -------   ------   -------
(In Thousands)
Net income                                         $ 3,784   $7,866   $ 7,600
Other comprehensive income:
Net unrealized holding gains (losses) on
 investment securities arising during the period     8,444    1,331    (4,371)
Unrealized appreciation on hedge instrument            163       --        --
                                                   -------   ------   -------
Comprehensive income                               $12,391   $9,197   $ 3,229
                                                   =======   ======   =======

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      Accumulated other comprehensive income at December 31, 2001 and 2000 was as follows:

                                            2001       2000
                                          -------    -------
(In Thousands)
Unrealized gains on available-for-sale:
MBS                                       $ 8,409    $   352
Corporate equity securities                   710        614
Unrealized losses on available for
  sale:
MBS                                        (4,773)    (4,414)
Equity securities                              --       (650)
                                          -------    -------
Net unrealized gains/(losses)               4,346     (4,098)
Unrealized appreciation on hedge
  instrument                                  163         --
                                          -------    -------
Accumulated other comprehensive income    $ 4,509    $(4,098)
                                          =======    =======

14. 1997 Stock Option Plan and Employment Agreements

      (a) 1997 Stock Option Plan

      The Company's 1997 Stock Option Plan (the "1997 Plan") authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs"), as defined under section 422 of the Code, non-qualified stock options ("NQSOs") and dividend equivalent rights ("DERs") to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised ten years from the date of grant.

      Activity in the 1997 Plan is summarized as follows for the years ended December 31, 2001, 2000 and 1999:

                                          2001                          2000                          1999
                                --------------------------    --------------------------    -------------------------
                                                 Weighted                      Weighted                     Weighted
                                                  Average                        Average                     Average
                                                 Exercise                      Exercise                     Exercise
                                  Options         Price         Options          Price       Options          Price
                                -----------    -----------    -----------   ------------    ----------    -----------
Outstanding at beginning of
year:                               820,000        $  6.52        820,000        $  6.52       520,000        $  9.38
   Granted                               --             --             --             --       300,000           4.88
   Cancelled                             --             --             --             --            --             --
   Exercised                        (26,250)          4.88             --             --            --             --
                                -----------                   -----------                   ----------
Outstanding at end of year          793,750           6.44        820,000           6.52       820,000           6.52
                                ===========                   ===========                   ==========
Options exercisable at end of
year                                718,750           6.12        545,000           6.11       345,000           5.85

      DERs on the ISOs vest on the same basis as the options and DERs on NQSOs bec ome fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the years ended December 31, 2001, 2000 and 1999, the Company recorded charges of $423,000, $221,000 and $118,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $4,000, $4,000 and $5,000, respectively, to earnings associated with DERs on NQSOs. All 505,000 DERs granted in 1998 were outstanding and fully vested at December 31, 2001.

      Because the Company was externally managed from the time of its formation through January 1, 2002, it had no direct employees. The individuals who received the ISO grants and related DERs were employees of the Advisor. The Company was therefore required to account for the ISO grants applying the fair value method as described under Statement of FAS No. 123 ("FAS 123") resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Because the Company commenced operations in 1998, management used assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for the 1998 and 1999 grants (or 0% if the related DERs are issued). For the years ended December 31, 2001,

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

2000 and 1999, the Company reflected expenses of $129,000, $113,000 and $43,000, respectively, representing the value of ISOs/DERs granted over their vesting period.

      NQSOs were granted to the Company's directors as consideration for the performance of their duties as directors. The Company treated the directors as employees for purposes of applying FAS 123 and, in accordance with its policy, accounted for the NQSOs under APB 25, as described earlier, with no expense recognized for the NQSOs, as the exercise price at the time of grant was equal to the market value of the stock.

      (b) Employment Agreements

      Effective January 1, 2002, the Company assumed the employment agreements with Messrs Zimmerman, Gorin and Freydberg that provide for, among other things, base salaries of $300,000, $200,000 and $200,000 per year, respectively and a minimum bonus pool of $265,000 and an additional annual bonus pool of 0.65% of additional equity capital that the Company raises.

15. Fair Value of Financial Instruments

      FAS No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The relevance and reliability of the estimates of fair values presented are limited, given the dynamic nature of market conditions, including changes in interest rates, the real estate market, debtors' financial condition and numerous other factors over time. The following table presents the carrying value and estimated fair value of financial instruments at December 31, 2001 and 2000:

                                                   2001                           2000
                                        --------------------------    ---------------------------
                                         Carrying       Estimated       Carrying       Estimated
                                           Value        Fair Value        Value        Fair Value
                                        -----------    -----------    ------------    -----------
(In Thousands)
Financial Assets:
Cash and cash equivalents               $   58,533     $   58,533       $  8,401        $  8,401
Restricted cash                             39,499         39,499            499             499
Investment in MBS                        1,926,900      1,926,900        470,576         470,576
Investment in corporate debt
  securities                                 9,774          6,335         15,666          11,896
Investment in corporate equity
  securities                                 4,088          4,088          9,011           9,011
Interest rate cap agreement                    513            513             --              --
Financial Liabilities:
Repurchase agreements                    1,845,598      1,851,133        448,583         448,583

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Investments in MBS, corporate debt securities and corporate equity securities: Fair values are based on broker quotes or amounts obtained from independent pricing sources.

      Cash and cash equivalents and Restricted cash: Fair value approximates the carrying value of such assets.

      Repurchase agreements: Fair value reflects the present value of the contractual cash flow (i.e., future value). The discount rate used to present value the contractual future value was LIBOR at quoted on December 31, 2001 for the weighted average term to maturity of 3.6 months. At December 31, 2000, the fair value approximated the carrying value.

      Commitments: Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties. The commitments existing at December 31, 2001 and 2000, would have been offered at substantially the same rates and under substantially the same terms that would have been offered at December 31, 2001 and 2000; respectively, therefore, the estimated fair value of the commitments was zero at those dates and are not included in the table above.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

16. Summary of Quarterly Results of Operations (Unaudited)

                                                     2001 Quarter Ended
                                       -------------------------------------------------
                                       March 31     June 30   September 30   December 31
                                       --------      -------  ------------   -----------
(In Thousands, Except per Share
   Amounts)
Interest and dividend income           $ 8,897      $ 8,956      $16,688      $ 21,964
Interest expense                         6,536        5,814       10,276        12,447
                                       -------      -------      -------      --------
Net interest/dividend income
                                         2,361        3,142        6,412         9,517
Other income (loss)                      2,874(1)      (180)         105        (2,553)(2)
Operating and other expenses             1,167(1)       739        1,430        14,558 (3)
                                       -------      -------      -------      --------
Net income                               4,068      $ 2,223      $ 5,087      $ (7,594)
                                       =======      =======      =======      ========
Net income per share - basic           $  0.47(1)   $  0.24      $  0.27      ($  0.32)
                                       =======      =======      =======      ========
Net income per share - diluted         $  0.46(1)   $  0.24      $  0.27      ($  0.32)
                                       =======      =======      =======      ========

                                                     2000 Quarter Ended
                                       -------------------------------------------------
                                       March 31     June 30   September 30   December 31
                                       --------      -------  ------------   -----------
(In Thousands, except per share
   amounts)
Interest and dividend income            $8,774       $9,086      $9,157        $9,283
Interest expense                         6,966        7,627       7,828         7,682
                                        ------       ------      ------        ------
Net interest/dividend income
                                         1,808        1,459       1,329         1,601
Other income (loss)                        148          474       2,964(4)        540
Operating and other expenses               461          513         995(4)        488
                                        ------       ------      ------        ------
Net income                              $1,495       $1,420      $3,298        $1,653
                                        ======       ======      ======        ======
Net income per share - basic and
diluted                                 $ 0.17       $ 0.16      $ 0.37(4)     $ 0.19
                                        ======       ======      ======        ======

(1) Other income includes approximately $2.6 million of gains on sale of a property; operating and other expenses include an incentive fee of $511,000 paid to the Advisor related to this gain; on a net basis this gain increased per share income by approximately $0.24.

(2) Includes an other-than-temporary impairment charge of $2.5 million related to a debt security, which reduced net income per share by $0.10 per share.

(3) Includes the $12.5 million of costs, of which $11.3 million was a non-cash equity issuance, incurred to acquire the Advisor, which reduced net income per share by $0.53 per share.

(4) Other income includes approximately $2.6 million of gains on sale of a property; operating and other expenses include an incentive fee of $519,000 paid to the Advisor related to this gain; on a net basis this gain increased per share income by approximately $0.23.

17. Subsequent Events

      Common Stock Offering

      On January 15, 2002, the Company announced that it had priced a public offering of 6,500,000 shares, with an additional 975,000 shares to cover over-allotments, of its common stock at $8.25 per share. The offering was completed on January 18, 2002, with the issuance of 7,475,000 shares, generating net proceeds of approximately $58.1 million. The Company expects to fully invest the proceeds in accordance with its investment guidelines, on a levered basis, during the first quarter of 2002. Subsequent to the January 15, 2002 offering, the Company had approximately $174,331,000 remaining on a $300 million shelf registration that was declared effective on October 5, 2001. (See Note 11)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in, nor any disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure, during the years ended December 31, 2001, 2000 and 1999.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

      Information regarding the Company's directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 2002 Annual Meeting of Stockholders to be held on May 23, 2002 (the "Proxy Statement") and is incorporated herein by reference.

      Information regarding the Company's executive officers appears under Item 4A of Part I of this Annual Report on Form 10-K.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the heading "Compliance with
Section 16(a) of the Exchange Act" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

      Information regarding executive compensation appears under the heading "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The table of beneficial ownership of the Company appears under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions appears under the heading "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

      1. Financial Statements. The financial statements of the Company Predecessor, together with the Independent Accountants' Report thereon, are set forth on pages 26 through 44 of this Form 10-K and are incorporated herein by reference.

      2. Financial Statement Schedules. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the financial statements and/or in the notes to financial statements filed in response to Item 8 hereof.

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

      2.2 Agreement and Plan of Merger by and among the Company, America First Mortgage Advisory Corporation ("AFMAC") and the shareholders of AFMAC dated September 24, 2001 (incorporated herein by reference to Exhibit A of the Preliminary Proxy Statement dated October 9, 2001, filed by the Registrant pursuant to the Securities Exchange Act of 1934. (Commission File No. 1-13991)).

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

4.1 Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

10.1 Employment Agreement of Stewart Zimmerman (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

10.2 Employment Agreement of William S. Gorin (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

10.3 Employment Agreement of Ronald A. Freydberg (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

10.4 Addendum to Employment Agreement of Stewart Zimmerman (incorporated herein by reference to Form 10-Q dated March 31, 2000, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

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

10.8 Third Addendum to Employment Agreement of Stewart Zimmerman dated October 15, 2001

10.9 Third Addendum to Employment Agreement of William S. Gorin, dated October 15, 2001

10.10 Third Addendum to Employment Agreement of Ronald A. Freydberg, dated October 15, 2001

10.11 Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to Form 10-K dated December 31, 1999, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

10.12 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q dated August 10, 2001, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

23 Consent of Price waterhouseCoopers LL P

Reports on Form 8-K

      The Registrant filed the following on Form 8-K during the fourth quarter of 2001:

Item Reported        Financial Statements Filed       Date of Report
-------------        --------------------------       --------------
5. Other Events                No                     December 12, 2001
5. Other Events                No                     November 1, 2001
5. Other Events                Yes                    October 17, 2001

                                                                    EXHIBIT 10.8

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     America First
Mortgage Investments, Inc.

Date: March 22, 2002                 By /s/ Stewart Zimmerman
                                            ------------------------------------
                                            Stewart Zimmerman
                                            Chief Executive Officer

Date: March 22, 2002                 By /s/ William S. Gorin
                                            ------------------------------------
                                            William S. Gorin
                                            Executive Vice President
                                            Chief Financial Officer/Treasuer
                                            (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 22, 2002                 By /s/ Michael B. Yanney
                                            ------------------------------------
                                            Michael B. Yanney
                                            Chairman of the Board

Date: March 22, 2002                 By /s/ Stewart Zimmerman
                                            ------------------------------------
                                            Stewart Zimmerman
                                            Chief Executive Officer and Director

Date: March 22, 2002                 By /s/ Alan Gosule
                                            ------------------------------------
                                            Alan Gosule
                                            Director

Date: March 22, 2002                 By /s/ George H. Krauss
                                            ------------------------------------
                                            George H. Krauss
                                            Director