Form 10-Q
period 2002-03-31
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2002-05-14
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      35,823,601 shares of common stock, $0.01 par value, were outstanding as of May 14, 2002.

                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I
                              Financial Information

    Item 1. Financial Statements

            Statements of Financial Condition as of March 31, 2002 (Unaudited) and
            December 31, 2001 ...................................................................    1

            Statements of Operations (Unaudited) for the Three Months Ended
            March 31, 2002 and March 31, 2001 ...................................................    2

            Statements of Changes in Stockholders' Equity (Unaudited) for the Three Months
            Ended March 31, 2002, (Unaudited) ...................................................    3

            Consolidated Statements of Cash Flows (Unaudited) for the Three Months
            Ended March 31, 2002 and March 31, 2001 .............................................    4

            Notes to the Financial Statements (Unaudited) .......................................    5

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations .......................................................................   19

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................   23

                                     PART II
                                Other Information

    Item 1. Legal Proceedings ...................................................................   24

    Item 6  Exhibits and Reports on Form 8-K ....................................................   24

SIGNATURES ......................................................................................   26

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                           March 31,        December 31,
(In Thousands, Except Share Amounts)                                          2002              2001
                                                                          -----------       ------------
                                                                           (Unaudited)
Assets:
  Mortgage backed securities ("MBS")                                      $ 2,637,426       $ 1,926,900
  Cash and cash equivalents                                                    44,978            58,533
  Restricted cash                                                              38,820            39,499
  Corporate debt securities                                                     5,629             9,774
  Corporate equity securities                                                     783             4,088
  Accrued interest and dividends receivable                                    16,990            12,340
  Other investments                                                             9,844             9,800
  Interest rate cap agreements                                                  2,199               513
  Goodwill, net                                                                 7,189             7,189
  Other assets                                                                    515               297
                                                                          -----------       -----------
                                                                          $ 2,764,373       $ 2,068,933
                                                                          ===========       ===========

Liabilities:
  Repurchase agreements                                                   $ 2,487,393       $ 1,845,598
  Accrued interest payable                                                     11,488            11,387
  Dividends payable                                                            10,897             7,718
  Accounts payable                                                                604               606
                                                                          -----------       -----------

                                                                            2,510,382         1,865,309
                                                                          -----------       -----------

Commitments and contingencies (Note 10)                                            --                --

Stockholders' Equity:
  Common stock, $.01 par value; 375,000,000 shares authorized;
     35,823,601 and 28,348,601 issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                           358               283
  Additional paid-in capital                                                  270,697           212,536
  Accumulated deficit                                                         (15,044)          (13,704)
  Accumulated other comprehensive income (loss)                                (2,020)            4,509
                                                                          -----------       -----------
                                                                              253,991           203,624
                                                                          -----------       -----------
                                                                          $ 2,764,373       $ 2,068,933
                                                                          ===========       ===========

   The accompanying notes are an intergral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                                     March 31,
                                                                 2002          2001
                                                               --------      -------
(In Thousands, Except Per Share Amounts)                            (Unaudited)
Interest and Dividend Income:
  Mortgage securities income                                   $ 26,638      $ 8,021
  Corporate debt securities income                                  321          467
  Dividend income                                                    39          251
  Interest income on temporary cash investments                     255          158
                                                               --------      -------
     Total Interest and Dividend Income                          27,253        8,897
                                                               --------      -------

Interest expense on borrowed funds                               13,483        6,536
                                                               --------      -------

     Net Interest and Dividend Income                            13,770        2,361
                                                               --------      -------

Other Income (Loss):

  Income and gains from other investments                            59        2,954
  Net gain on sale of investment securities                         414           44
  Other than temporary impairment of investment securities       (3,474)        (124)
                                                               --------      -------
     Total Other Income (Loss)                                   (3,001)       2,874
                                                               --------      -------

General and Administrative Expenses                               1,212        1,167
                                                               --------      -------

     Net Income                                                $  9,557      $ 4,068
                                                               ========      =======

Income Per Share:

Net income per share - basic                                   $   0.28      $  0.47
Weighted average shares outstanding - basic                      34,329        8,693

Net income per share - diluted                                 $   0.28      $  0.46
Weighted average shares outstanding - diluted                    34,453        8,757

   The accompanying notes are an intergral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Three Months Ended
                                                                March 31, 2002
                                                              ------------------
                                                                 (Unaudited)
(In Thousands, Except per Share Data)
Common Stock (Par Value: $.01):
Balance at December 31, 2001                                      $     283
  Issuance of common stock, net of offering expenses                     75
                                                                  ---------
Balance at March 31, 2002                                               358
                                                                  ---------

Additional Paid-in Capital:
Balance at December 31, 2001                                        212,536
  Issuance of common stock, net of offering expenses                 58,137
  Compensation expense for 1997 stock option plan                        24
                                                                  ---------
Balance at March 31, 2002                                           270,697
                                                                  ---------

Accumulated Deficit:
Balance at December 31, 2001                                        (13,704)
  Net income                                                          9,557
  Cash dividends declared ($.30 per share)                          (10,897)
                                                                  ---------
Balance at March 31, 2002                                           (15,044)
                                                                  ---------

Accumulated Other Comprehensive Income (Loss):
Balance at December 31, 2001                                          4,509
  Unrealized gain (loss) during period, net                          (6,729)
  Unrealized gain on interest rate cap agreements                       200
                                                                  ---------
Balance at March 31, 2002                                            (2,020)
                                                                  ---------

Total Stockholders' Equity                                        $ 253,991
                                                                  =========

   The accompanying notes are an intergral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
(In Thousands)                                                             March 31,
                                                                     2002             2001
                                                                  -----------      --------
                                                                        (Unaudited)
Cash Flows From Operating Activities:
 Net income                                                       $     9,557      $  4,068
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Net gain on sale of investment securities/other investments             (414)          (44)
 Other-than-temporary impairment recognized on corporate
 investment securities                                                  3,474           124
 Amortization of premium on investments                                 5,739           461
 Amortization of goodwill                                                  --            50
 Increase in interest receivable                                       (4,650)         (412)
 Decrease (increase) in other assets and other                           (193)          224
 Increase (decrease) in accounts payable                                   (2)          532
 Increase in accrued interest payable                                     100            95
                                                                  -----------      --------
   Net cash provided by operating activities                           13,611         5,098
                                                                  -----------      --------

Cash Flows From Investing Activities:
 Principal payments on MBS                                            280,518        34,865
 Proceeds from sale of MBS                                              4,600         5,544
 Proceeds from sale of corporate equity securities                      3,167            --
 Purchases of MBS                                                  (1,006,890)      (67,067)
 Increase in other investments, excluding gains                           (44)       (3,392)
                                                                  -----------      --------
   Net cash used in investing activities                             (718,649)      (30,050)
                                                                  -----------      --------

Cash Flows From Financing Activities:
 Net increase in borrowings through repurchase agreements             641,795        33,565
 Net proceeds from common stock offering                               58,213            --
 Purchases of interest rate cap agreements                             (1,486)           --
 Decrease (increase) in restricted cash                                   679          (708)
 Dividends paid                                                        (7,718)       (1,406)
                                                                  -----------      --------
   Net cash provided by financing activities                          691,483        31,451
                                                                  -----------      --------

Net decrease in unrestricted cash and cash equivalents                (13,555)        6,499
Unrestricted cash and cash equivalents at beginning of period          58,533         8,400
                                                                  -----------      --------
Unrestricted cash and cash equivalents at end of period           $    44,978        14,899
                                                                  ===========      ========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest                         $    13,382      $  6,441

    The accompanying notes are an integral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

Organization

      America First Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships (the "1998 Merger"), America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2") and America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund"), collectively, the "Prep Funds".

      The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

      From the time of its inception through December 31, 2001, the Company was externally advised by America First Mortgage Advisory Corporation (the "Advisor"), pursuant to an advisory agreement between the parties (the "Advisory Agreement"). As an externally managed company, the Company had no employees of its own and relied on the Advisor to conduct its business and operations.

      Pursuant to the consummation of the stockholder approved merger between the Company and the Advisor (the "Advisor Merger"), the Company and the Advisor merged on January 1, 2002. As a result of the Advisor Merger, the Company became self-advised commencing January 1, 2002 and thereafter has directly incurred the cost of all overhead necessary to operate the Company. For accounting purposes, the Advisor Merger was not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill at the time the Advisor Merger received stockholder approval in December 2001. (See Note 3)

1. Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2002 and results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      As more fully discussed in Note 7, the Company has an investment in a corporation, as a preferred stockholder, and investments in four real estate limited partnerships, as a limited partner, which are accounted for under the equity method. The Company does not legally controls either the corporation nor any of the partnerships.

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

      (b) Credit Risk and Declines in Market Value

      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are guaranteed as to principal and interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae and Freddie Mac ("Agency MBS"). The remainder of the Company's assets may be either: (i) investments in multi-family apartment properties; (ii) investments in limited partnerships, real estate investment trusts (each a REIT) or a preferred stock of a real estate related corporation or (iii) other fixed-

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

income instruments, such as corporate debt securities, that provide increased call protection relative to the Company's MBS portfolio. Corporate debt that is below investment-grade will be limited to less than 5% of the Company's total assets. Agency and AAA rated MBS comprised 95% and 93% of the Company's total assets at March 31, 2002 and December 31, 2001, respectively. The Company did not have an allowance for credit losses at March 31, 2002 or December 31, 2001.

      A decline in the estimated market value of any of the Company's investment securities that is considered by management to be other-than-temporary would result in the Company reducing the cost basis of the specific security through a corresponding charge against earnings. Losses related to other-than-temporary declines in market value are determined based on management's assessment of various factors affecting the security. The following are among, but not all, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investments; (ii) whether an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity investments has occured; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management's internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes a material estimate, that is susceptible to a significant change. (See Notes 5 and 6)

      (c) MBS, Corporate Debt Securities and Corporate Equity Securities

      Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires that investments in securities be designated as either held-to-maturity, available-for-sale or trading at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

      Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of its overall management of its business. The available-for-sale designation provides the flexibility to sell its MBS in order to appropriately act on potential future market opportunities, changes in economic conditions and to ensure future liquidity. All of the Company's investments in corporate equity securities are classified as available-for-sale. As of March 31, 2002, all of the Company's investments in corporate debt securities were classified as available-for-sale.

      If management were to decide to sell any security, whether held-for-investment or held for sale, unrealized losses at the time that the decision to sell is made would be charged against earnings in that period, if any. However, any gains would be deferred until realized.

      Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. Gains or losses on the sale of investment securities are based on the specific identification method.

      The Company's adjustable rate assets are comprised primarily of adjustable rate MBS issued through Ginnie Mae, Fannie Mae or Freddie Mac. Included in these adjustable rate MBS are hybrid MBS that have a fixed interest rate for an initial period, generally three-to-five years, then convert to an adjustable rate for their remaining term to maturity.

      Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized into interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.

      (d) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

months or less. The carrying amount of cash equivalents approximates their fair value.

      (e) Restricted Cash

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reduction in the MBS from scheduled amortization and prepayments. At the time a repurchase agreement rolls, the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

      (f) Other Investments

      Other investments consist of certain non-consolidated investments, accounted for under the equity method, which include: (i) non-voting preferred stock of a corporation which has an interest in a real estate limited partnership and a wholly owned limited liability company, and (ii) investments in four limited partnerships owning real estate. The Company acquired these investments as part of the 1998 Merger. Certain of the properties underlying the other investments in the limited partnerships that the Company received in the 1998 Merger were subsequently exchanged for other properties through non-taxable exchanges, known for tax purposes as a "Section 1031 exchange."

      Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent that distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner in any of the partnership entities, nor has it indicated any commitment to provide this support. Each of the properties in which the Company has interests are mortgaged, with the underlying investment properties serving as collateral. The Company has no liability for the mortgage loans, since (1) the Company's investment is as a limited partner and (2) the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral which is comprised of the mortgaged property.

      (g) Derivative Financial Instruments - Interest Rate Cap Agreements

      The Company utilizes interest rate cap agreements ("Cap Agreements"), which are derivative instruments, for the purpose of managing interest rate risk. The Company has not entered, nor does it anticipate entering, into derivative transactions for speculative or trading purposes.

      In accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. To qualify for hedge accounting, at the inception of a Cap Agreement, the Company must anticipate that the hedge will be highly effective in limiting the Company's cost beyond the Cap Agreement threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap Agreement. As long as the hedge remains effective, changes in fair value are included in the accumulated other comprehensive income component of stockholders' equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, on a fair value basis. Payments received in connection with the Cap Agreement will be reported as a reduction to interest expense, net of the amortization recognized for the premium. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense for the ineffective portion of the Cap Agreement. The maximum cost related to each of the Company's Cap Agreements is limited to the original purchase price (i.e. the premium) of each such instrument. In order to limit credit risk associated with purchased Cap Agreements, the Company only enters into Cap Agreements with financial institutions rated "A" or better by one of the nationally recognized rating agencies. Income generated by the Cap Agreements, if any, would be presented as an off-set to interest expense on the hedged liabilities.

      In order to continue to qualify for and to apply hedge accounting, the Cap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the trigger date, whether the Cap Agreement continues to be expected to be effective. If during the term of the Cap Agreement the Company determines that a Cap Agreement is not effective or that a Cap Agreement is not expected to be effective, the ineffective portion of the Cap Agreement will no longer qualify for hedge accounting and, accordingly subsequent changes in its fair value will be reflected in earnings. (See Note 8)

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      (h) Repurchase Agreements

      The Company finances the acquisition of its MBS at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure the loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through March 31, 2002, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

      The Company enters into repurchase agreements that generally range from one month to 18 months in duration. Should a lender decide not to renew a particular agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one of the nationally recognized rating agencies, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met. In the event an existing lender is downgraded below "A," the Company is required to obtain board approval before renewing or entering into additional repurchase agreements with that lender. The Company generally aims to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of March 31, 2002, the Company had repurchase agreements with 11 separate lenders with a maximum loan amount of $527 million and a net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $29.4 million. (See Note 9)

      (i) Stock Based Compensation

      The Company's policy is to apply the intrinsic method of Accounting Principles Bulletin No. 25 ("APB 25") for its direct employees and independent directors. Under the intrinsic method, no compensation expense is recorded when options are issued with an exercise price equal to the market price of the underlying security.

      (j) Federal Income Taxes

      The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying financial statements.

      (k) Earnings per Common Share ("EPS")

      Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding are adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares, which for the Company include common stock options, are calculated assuming that all dilutive common stock options (i.e., options on which the exercise price is below the market price of the Company's common stock during the period) are exercised and the proceeds are used to buy back shares of the Company's outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of diluted earnings per share for any period in which their inclusion would be antidilutive. In addition, no common share equivalents are included in the computation of any diluted per share amount for a period

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

in which a net operating loss is reported. (See Note 12)

      (l) Other Comprehensive Income

      FAS No. 130, "Reporting Comprehensive Income" requires the Company to display and report comprehensive income, which includes all changes in Stockholders' Equity with the exception of additional investments by or dividends to stockholders. Comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (See Note 13)

      (m) Adoption of New Accounting Standards

      In July 2001, the FASB issued FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. Pursuant to FAS 142 goodwill is no longer amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,189,000. The Company's adoption of FAS 142 on January 1, 2002 did not have a material effect on the Company's financial statements. For the three month period ended March 31, 2001, the Company recognized $50,000 of goodwill amortization.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company's adoption of FAS 144 on January 1, 2002 did not have any impact on the Company's financial statements.

      (n) New Accounting Pronouncements

      On April 30, the FASB issued FASB Statement No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 64, "Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both FASB Statement No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to FAS 4, FASB Statement No. 64 ("FAS 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not be prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

      FAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," which was originally issued to establish accounting standards for the effects of the transition to the provisions of the Motor Carrier Act of 1980, which transition is now complete. Further, FAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification
(1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." FAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 is not expected to have a material impact on the Company's financial condition or results of operations.

      (o) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Advisor Merger/Related Parties and Other Related Parties

      (a) Advisor Fees and Advisor Merger

      From the time of the 1998 Merger through December 31, 2001, the Advisor managed the operations and

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

investments of the Company and performed administrative services for the Company. Prior to the Advisor Merger, the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of stockholders' equity of the Company, plus 0.80% per annum of the portion of stockholders' equity of the Company above $300 million. The Company also paid the Advisor, as incentive compensation for each calendar quarter, an amount equal to 20% of the dollar amount by which the annualized return on equity for such quarter exceeded the amount necessary to provide an annualized return on equity equal to the Ten-Year U.S. Treasury rate plus 1%. During the quarter ended March 31, 2001, the Company paid Advisor total fees of $962,000, of which $511,000 was attributed to a $2.6 million gain on the sale of a property.

      The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Advisor Merger Agreement"), with the Advisor, America First Companies L.L.C. ("AFC") and the stockholders of the Advisor. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the Merger of the Advisor into the Company on January 1, 2002. The Company issued 1,287,501 shares of its common stock to the stockholders of the Advisor as merger consideration. As a result, the Company became self advised commencing January 1, 2002 and thereafter has directly incurred the cost of all overhead necessary for its operation and administration. The market value of the common stock issued in the Advisor Merger, valued as of the consummation of the Advisor Merger in excess of the fair value of the net tangible assets acquired, was charged to operating income of the Company for the year ended December 31, 2001.

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

      Because the Advisor Merger was between affiliated parties and may not be considered to have been negotiated in a completely arm's-length manner, the Company's Board of Directors established a special committee of the Board, which consisted of three of the Company's independent directors who had no personal interest in the Advisor Merger, to direct the negotiations relating to the Advisor Merger on the Company's behalf and to consider and make recommendations to the Board relating to the Advisor Merger.

      (b) Other Related Party Transactions

      America First Properties Management Company L.L.C. (the "Property Manager") is a wholly owned subsidiary of AFC, provides property management services for certain of the multi-family properties in which the Company has an interest. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the Company's properties under management, ranging from 3.5% to 4% of gross revenues, which are considered in line with market terms for such services. The Property Manager was paid fees totaling $109,000 and $108,000 for the quarters ended March 31, 2002 and 2001, respectively for managing the properties in which the Company has interests.

      Included in the Company's corporate debt securities portfolio are investments in the corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000, and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. At March 31, 2002, the Company's investment in (i) the RCN debt securities had a carrying value of $2,147,000, and (ii) the Level 3 debt securities had a carrying value of $3,080,000. The carrying value of both of the RCN and Level 3 debt securities reflect impairment charges recognized against these investments. The Company recognized an other-than-temporary impairment charge of $2,453,000 on the RCN debts securities in the fourth quarter of 2001 and $3,474,000 on the Level 3 debt securities during the quarter ended March 31, 2002. The impairment charges, which

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

are reflected as a permanent reduction in the carrying value of these investments, were made based on management's assessment that the decline in the value of these securities that was other-than-temporary. Mr.Yanney, the Chairman of the Company's Board of Directors, is currently on the board of directors of both RCN and Level 3. One of the Company's Directors, W. David Scott, is the son of the individual who is the Chairman of both Level 3 and RCN. (See Note 5)

      Since 1998, the Company has held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in Retirement Centers Corporation ("RCC"), an entity formed following the 1998 Merger which holds certain of the properties in which the Company has investments in (See Note 7). Mr. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, holds all of the common stock of RCC, representing 5% of the ownership and economic interest in RCC. Mr. Gorin also serves as a director of RCC.

4. Mortgage Backed Securities

      As of March 31, 2002 and December 31, 2001, all of the Company's MBS were classified as available-for-sale and, as such, were carried at their estimated fair value. The following table presents the carrying value of the Company's MBS as of March 31, 2002 and December 31, 2001.

                                            March 31,    December 31,
                                              2002           2001
                                           ----------    ------------
              (In Thousands)
              Fannie Mae Certificates      $1,587,613     $1,228,095
              Ginnie Mae Certificates           6,996         12,266
              Freddie Mac Certificates        835,001        472,908
              Commercial AAA                   11,583         11,486
              Non-agency AAA                  196,233        202,145
                                           ----------     ----------
                                           $2,637,426     $1,926,900
                                           ==========     ==========

      At March 31, 2002 and December 31, 2001, the Company's portfolio of MBS consisted of pools of adjustable rate MBS with carrying values of approximately $2,630,523,000 and $1,915,380,000, respectively, and fixed rate MBS with carrying values of approximately $6,903,000 and $11,520,000, respectively.

      Fannie Mae: Fannie Mae MBS are certificates issued by Fannie Mae that are backed by pools of single-family and multi-family mortgage loans. Fannie Mae guarantees to the registered holders of its certificates that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying its certificates, whether or not received, and the full payment amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the U.S. Government. If Fannie Mae were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

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

      Freddie Mac: Freddie Mac MBS are certificates issued by Freddie Mac that are backed by pools of multi-family mortgage loans. Freddie Mac guarantees to the holders of its certificates the timely payment of interest and the ultimate collection of all principal on each holder's pro rata share of the unpaid balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy its obligations, distributions to

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

      Commercial: The Company's investments in commercial MBS are comprised of privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. These securities are not guaranteed by the U.S. Government or any of its agencies. As of March 31, 2002 and December 31, 2001, all the Company's investments in commercial MBS were rated "AAA" by at least one nationally recognized rating agency.

      Non-Agency "AAA": Non-Agency "AAA" MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency "AAA" MBS are rated as such by one of the nationally recognized rating agencies. "AAA" is the highest rating given by bond rating agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. Government or any of its agencies.

      The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of MBS as of March 31, 2002 and December 31, 2001:

                                           March 31,       December 31,
                                             2002             2001
                                          -----------      ------------
              (In Thousands)
              Amortized cost              $ 2,639,249      $ 1,923,334
              Gross unrealized gains            8,902            8,339
              Gross unrealized losses         (10,725)          (4,773)
                                          -----------      -----------
              Estimated fair value        $ 2,637,426      $ 1,926,900
                                          ===========      ===========

5. Corporate Debt Securities

      The Company has investments in corporate debt securities, which are comprised of "non-investment grade," "high yield securities." Corporate debt securities, which are not guaranteed by the U.S Government or any of its agencies, are subject to substantially greater credit risk than are the Company's core investment portfolio, which is comprised primarily of Agency MBS. As such, corporate debt securities are affected by, among other things, changes in the financial condition of the debtor, general market and economic conditions and market interest rates.

      During the quarter ended March 31, 2002, the Company recognized an impairment charge of $3,474,000 against its holdings of Level 3 debt securities and in the fourth quarter of 2001, the Company recognized an impairment charge of $2,453,000 against its holdings of RCN debt securities. As of March 31, 2002, all of the Company's investments in corporate debt securities were designated as available-for-sale.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following tables presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company's corporate debt securities by investment strategy classification as of March 31, 2002 and December 31, 2001.

                                                           March 31,      December 31,
                                                              2002            2001
                                                           ---------      ------------
            (In Thousands)
            Held-to-maturity securities:
            Amortized cost/carrying value                  $    --(1)       $ 7,627
            Gross unrealized gains                              --               --
            Gross unrealized losses                             --           (3,439)
                                                           -------          -------
            Estimated fair value                           $    --          $ 4,188
                                                           =======          =======

            Available-for-sale securities:
            Amortized cost, as adjusted                    $ 6,300(2)       $ 2,147
            Gross unrealized gains                              10               --
            Gross unrealized losses                           (681)              --
                                                           -------          -------
            Estimated fair value/carrying value            $ 5,629          $ 2,147
                                                           =======          =======

            Corporate Debt Securities -carrying value:
            Held-to-maturity securities                    $    --          $ 7,627
            Available-for-sale securities                    5,629            2,147
                                                           -------          -------
                                                           $ 5,629          $ 9,774
                                                           =======          =======


            (1) All debt securities were reclassified to available-for-sale as of March 31, 2002.

            (2) Reflects write-downs to the cost basis of $3,474,000 and $2,453,000 for Level 3 and RCN debt securities, respectively, for other-than-temporary impairment. Level 3 and RCN debt securities accounted for $3,080,000 and $2,147,000 of the amortized cost/carrying value at March 31, 2002. The Company continues to receive and recognize interest income on the Level 3 and RCN debt securities.

6. Corporate Equity Securities

      Corporate equity securities are classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate equity securities as of March 31, 2002 and December 31, 2001:

                                                                March 31,       December 31,
                                                                  2002              2001
                                                                ---------       ------------
            (In Thousands)
            Cost                                                 $  672            $3,378
            Gross unrealized gains                                  111               710
            Gross unrealized losses                                  --                --
                                                                 ------            ------
            Carrying value/Estimated fair value                  $  783            $4,088
                                                                 ======            ======

7. Other Investments

      Other investments consisted of the following as of March 31, 2002 and December 31, 2001:

                                                                 March 31,       December 31,
                                                                   2002             2001
                                                                 ---------       ------------
            (In Thousands)
            Investment in Retirement Centers Corporation           $5,594          $5,572
            Investments in and advances to real estate limited
            partnerships                                            4,250           4,228
                                                                   ------          ------
                                                                   $9,844          $9,800
                                                                   ======          ======

      As of March 31, 2002 and December 31, 2001, the Company had a net investment as a preferred stockholder in RCC and net investments in four limited partnerships. These entities had an aggregate of approximately $48.1

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

million of non-recourse mortgage loans secured by the underlying investment properties. The Company has no recourse liability for any of these mortgage loans, since the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral, which is comprised of the mortgaged property.

      Income from the Company's other investments was as follows for the quarters ended March 31, 2002 and 2001 were as follows:

                                                     March 31,   March 31,
                                                        2002       2001
                                                     ---------   ---------
            (In Thousands)
            Gains on sale of underlying properties     $   --     $2,574
            Equity earnings, net                           59        380
                                                       ------     ------
                                                       $   59     $2,954
                                                       ======     ======

      Retirement Center Corporation

      The Company owns 100% of the non-voting preferred stock in RCC, which represents a 95% economic interest in such corporation. The Company accounts for its investment in RCC using the equity method.

      As of March 31, 2002, RCC owned (i) a 128-unit apartment property located in Omaha, Nebraska, known as the "Greenhouse," which was acquired on January 12, 2000 and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also directly acquired the remaining 11.7% undivided interest in the Georgia property on January 18, 2001. In addition, in December 2000, the Company loaned Greenhouse Holding LLC (which holds the Greenhouse property), $437,000 to fund building renovations. This loan, which is non-amortizing, is due and payable July 31, 2002, is included in the above table in the Company's investment in RCC at March 31, 2002 and December 31, 2001.

      At December 31, 2000, RCC owned in addition to the 128-unit apartment property referenced above, a limited partnership interest in a real estate limited partnership, which operated an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership, which owned the assisted living center, was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of this assisted living center. Such sale contributed approximately $2,063,000 ($2,574,000 less a related incentive fee of approximately $511,000 reflected in other general and administrative expense) to the Company's net income for the quarter ended March 31, 2001. The proceeds of such sale were utilized to acquire the 192-unit apartment property on January 18, 2001 as discussed above.

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

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. Interest Rate Cap Agreements

      The Company only enters into Cap Agreements with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better, as determined by at least one of the nationally recognized rating agencies, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the initial cost of entering into the Cap Agreement.

      As of March 31, 2002, the Company had five interest rate Cap Agreements with an aggregate notional amount of $150.0 million which were purchased to hedge against increases in interest rates on its anticipated future 30-day term repurchase agreements. The following table presents information about the Company's Cap Agreements as of March 31, 2002:

                                                 Weighted                                            Estimated Fair     Gross
                                             Average Active  Libor Trigger   Notional  Unamortized   Value/Carrying    Unrealized
                                                  Period       Rate (1)       Amount     Premium          Value          Gain
                                             --------------  -------------   --------  -----------   --------------    ----------
(Dollars in Thousands)
Months until active:
 Within six months                                     --          --              --        --             --             --
 Six to nine months                             12 Months        5.75%       $ 50,000    $  350         $  397           $ 47
 Nine to 12 months                                     --          --              --        --             --             --
 12 to 24 months                                18 Months        4.75         100,000     1,486          1,802            316
                                                                             --------    ------         ------           ----
Weighted Average/Total                          15 Months        5.08%       $150,000    $1,836         $2,199           $363
                                                                             ========    ======         ======           ====

(1) The rate at which payments would become due to the Company under the terms of the cap agreement.

9. Repurchase Agreements

      As of March 31, 2002, the Company had outstanding balances of approximately $2.49 billion under 142 repurchase agreements with a weighted average borrowing rate of 2.41% and a weighted average remaining maturity of approximately seven months. As of March 31, 2002, the repurchase agreements had the following remaining maturities:

                                                 March 31,
                                                   2002
                                                ----------
                         (In Thousands)
                         Within 30 days         $  150,113
                         31 to 60 days             329,960
                         61 to 90 days             236,522
                         3 to 6 months             625,028
                         6 to 9 months             160,100
                         9 to 18 months            985,670
                                                ----------
                                                $2,487,393
                                                ==========

      The repurchase agreements are collateralized by the Company's MBS and corporate debt securities, which had a carrying value of approximately $2.64 billion as of March 31, 2002. The Company's repurchase agreements generally bear interest at rates that are LIBOR based.

10. Commitments and Contingencies

      Securities purchase commitments

      At March 31, 2002, there was a commitment to purchase a $25.0 million Fannie Mae adjustable rate MBS which had a coupon of 5.40% at a purchase price of 100.84% of par.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. Stockholders' Equity

      (a) Dividends/Distributions

      The following presents dividends declared by the Company from January 1, 2001 through March 31, 2002:

                                                                         Dividend
            Declaration Date      Record Date        Payment Date        per Share
            ----------------      -----------        ------------        ---------
            2002
            March 12, 2002        March 28, 2002     April 30, 2002     $   0.280
            March 12, 2002        March 28, 2002     April 30, 2002         0.020(1)

            2001
            February 12, 2001     April 16, 2001     April 30, 2001     $   0.165
            April 9, 2001         June 30, 2001      July 16, 2001          0.175
            September 19, 2001    October 2, 2001    October 18, 2001       0.225
            December 12, 2001     December 28, 2001  January 30, 2002       0.280

            (1) Represents a special dividend declared, in addition to the quarterly dividend.

      (b) Common Stock Offering

      On January 18, 2002, the Company issued 7,475,000 shares of its common stock at $8.25 per share, raising net proceeds of approximately $58.2 million.

      (c) Shelf Registration

      On September 25, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, (the "Act"), with respect to an aggregate of $300,000,000 of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. As of March 31, 2002, the Company had approximately $174.3 million remaining under this shelf registration statement.

      (d) Stock Repurchase Plan

      The Company did not repurchase any of its common stock during the three months ended March 31, 2002. Since implementing the stock repurchase program during the fourth quarter of 1999, through March 31, 2002, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000.

12. EPS Calculation

      The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the three months ended March 31, 2002 and 2001:

                                                               Three Months Ended
                                                                   March 31,
                                                               ------------------
                                                                2002         2001
                                                               ------       -----
            (In Thousands)
            Weighted average shares outstanding - basic        34,329       8,693
            Add effect of assumed shares issued under
              treasury stock method for stock options             124          64
                                                               ------       -----
            Weighted average shares outstanding  - diluted     34,453       8,757
                                                               ======       =====

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. Other Comprehensive Income/Accumulated Other Comprehensive Income

      Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows:

                                                                Three Months Ended March 31,
                                                                  2002             2001
                                                                 -------          ------
            (In Thousands)
            Net income                                           $ 9,557          $4,068
             Other comprehensive income:
             Net unrealized holding gains (losses) on
               investment securities arising during the period    (6,729)          3,309
             Unrealized appreciation on Cap Agreements
               arising during the period                             200              --
                                                                 -------          ------

            Comprehensive income                                 $ 3,028          $7,377
                                                                 =======          ======

Accumulated other comprehensive income at March 31, 2002 and December 31, 2001 was as follows:

                                                                    March 31,      December 31,
                                                                      2002             2001
                                                                    ---------      ------------
            (In Thousands)
            Unrealized gains on available-for-sale securities:
             MBS                                                    $  8,902         $ 8,409
             Corporate debt securities                                    10              --
             Corporate equity securities                                 111             710
            Unrealized losses on available-for-sale securities:
             MBS                                                     (10,725)         (4,773)
             Corporate debt securities                                  (681)             --
             Corporate equity securities                                  --              --
                                                                    --------         -------
                                                                      (2,383)          4,346
            Unrealized appreciation on Cap Agreements                    363             163
                                                                    --------         -------
            Accumulated other comprehensive income                  $ (2,020)        $ 4,509
                                                                    ========         =======

14. 1997 Stock Option Plan and Employment Agreements

      (a) 1997 Stock Option Plan

      The Company's 1997 Stock Option Plan, as amended (the "1997 Plan"), authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of the Company's common stock, but not more than 10% of the total outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs"), as defined under section 422 of the Code, non-qualified stock options ("NQSOs") and dividend equivalent rights ("DERs") to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the common stock on the day of the grant. The options expire if not exercised ten years from the date of grant or upon certain other conditions.

      DERs on the ISOs vest on the same basis as the options and DERs on NQSOs become fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on DERs attached to ISOs are charged to stockholders' equity when declared and dividends paid on DERs attached to NQSOs are charged to earnings when declared. For the three months ended March 31, 2002 and 2001, the Company recorded charges of $150,000 and $82,500, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $1,125 and $825, respectively, to earnings associated with DERs on NQSOs. As of March 31, 2002, 503,750 DERs were outstanding, all of which were fully vested.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      ISOs granted to the executive officers of the Company, who were also employees of the Advisor, were accounted for under the fair value method established under FAS 123, "Accounting for Stock Based Compensation" ("FAS 123") resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Since the Company commenced operations in 1998, management used assumptions consistent with activity of a comparable peer group of companies, including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for the 1998 and 1999 grants (or 0% if the related DERs are issued).

      Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company, resulting in a change in status of these individuals. Accordingly, the unvested options outstanding as of January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the fair market value of the Company's common stock and option price expensed over the remaining vesting period of approximately seven months. For the quarter ended March 31, 2002, the Company recognized $24,000 of employee related compensation expense for stock options and recognized $126,000 of stock option related expense for options granted to non-employees for the quarter ended March 31, 2001.

      NQSOs were granted to the Company's directors as consideration for the performance of their duties as directors. The Company treated the directors as employees for purposes of applying FAS 123 and, in accordance with its policy, accounted for the NQSOs under APB 25, as described earlier, with no expense recognized for the NQSOs, as the exercise price was equal to the market value of the Company's common stock at the time of grant.

      (b) Employment Agreements

      Effective January 1, 2002, the Company assumed the employment agreements with Messrs Zimmerman, Gorin and Freydberg that provide for, among other things, base salaries of $300,000, $200,000 and $200,000 per year, respectively, a minimum aggregate bonus pool of $265,000 and an additional annual bonus pool of 0.65% of additional equity capital that the Company raises.

      On March 12, 2002, the Board of Directors adopted a proposal to restructure the salaries and bonuses currently being paid to Messrs. Zimmerman, Gorin and Freydberg. Specifically, the new compensation plan, which is scheduled to take effect on August 1, 2002, provides that the salaries to be paid to Messrs. Zimmerman, Gorin, and Freydberg will be equal to 0.25%, 0.20% and 0.20%, respectively, of the Company's tangible net worth, which will be calculated on a semi-annual basis on each June 30 and December 31. In the event that the Company's annualized return on equity for any given six-month period were to fall below 10%, the salaries to be paid to Messrs. Zimmerman, Gorin and Freydberg with respect to the following six-month period would be adjusted downward to equal (i) 0.2375%, 0.19% and 0.19%, respectively, of the Company's tangible net worth if its annualized return on equity was between 10% and 5% and
(ii) 0.225%, 0.18% and 0.18%, respectively, of the Company's tangible net worth if its annualized return on equity was less than 5%. Notwithstanding the foregoing, the annual base salaries payable to Messrs. Zimmerman, Gorin and Freydberg pursuant to the new compensation plan will in no event exceed $1,000,000, $750,000 and $750,000, respectively. In addition, the new compensation plan provides for a performance bonus to be paid to Messrs. Zimmerman, Gorin and Freydberg based on the determination of the Compensation Committee of the Board of Directors as to the amount, manner and timing of such bonus payment. As a result of the adoption of the new compensation plan by the Board of Directors, Messrs. Zimmerman, Gorin and Freydberg will no longer be eligible to receive the bonus, which is currently provided for in their existing employment contracts, equal to 0.65% of any additional equity capital that the Company may raise. The Company also expects to enter into an employment agreement with Ms. Teresa Covello, the Company's Senior Vice President/Controller, that will provide for an annual salary of $140,000 and an opportunity to earn a bonus, subject to approval by the Compensation Committee.

                AMERICA FIRST MORTGAGE INVESTMENTS, INC.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                     GENERAL

      America First Mortgage Investments, Inc. is primarily engaged in the business of investing in adjustable rate MBS. The Company's investment portfolio consists primarily of MBS guaranteed as to principal and interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency Securities"), and, to a lesser extent, high quality MBS, rated in one of the two highest rating categories by at least one nationally recognized rating agency. The Company's investment strategy also provides for the acquisition of multi-family housing properties, securities in real estate investment trust securities and high-yield corporate debt and equity securities. The Company's principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

      The Company has elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

      The Company was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998 when it merged with the Prep Funds. As a result of the 1998 Merger, Prep Fund 1 and Prep Fund 2 were merged directly into the Company and Pension Fund became a partnership subsidiary of the Company. In December 1999, Pension Fund was liquidated and dissolved and, as a result, the Company acquired approximately 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund securities who elected to remain in place following the 1998 Merger. As a result of the 1998 Merger, the Company issued a total of 9,035,084 shares of its common stock to the former partners of the Prep Funds.

      Following the completion of the 1998 Merger through December 31, 2001, the Company was an externally advised and managed REIT. As such, the Company had no employees and relied entirely on the Advisor to perform all of the duties that are generally performed by internal management. Pursuant the Advisory Agreement, the Advisor provided the day-to-day management of the Company's operations for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of AFC.

      On December 12, 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor which provided for the Advisor Merger. The Advisor Merger became effective on January 1, 2002. As a result of the Advisor Merger, the Company became a self-advised REIT and, as such, is no longer be required to pay a fee to the Advisor under the Advisory Agreement, but rather directly incurs all of the costs of operating the Company. In connection with the Advisor Merger, the employees of the Advisor became employees of the Company and the Company assumed the employment contracts of these individuals. The Company also acquired all of the tangible and intangible business assets of the Advisor.

      The Company's core business strategy is to invest on a leveraged basis in a portfolio of high-grade adjustable rate MBS, which primarily consist of Agency MBS. Beginning in June 2001, the Company significantly began to increase its asset base by leveraging equity raised through public offerings of the Company's common stock. As a result, the Company has experienced significant growth in interest income, interest expense and net interest income. The Company's total assets grew to $2.76 billion at March 31, 2002 from $563 million at March 31, 2001. As of March 31, 2002, 98% of the Company's consisted of Agency MBS, AAA rated MBS and cash. The Company also held interests in corporate and partnership entities that owned six apartment properties, containing a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska. In addition, the Company held publicly-traded equity and debt securities valued at approximately $6.4 million.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In addition to these factors, borrowing costs are further affected by the credit worthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other investments, including its debt and equity securities, interests in multi-family real estate properties and hedging instruments. Because these investments represented less than 1.0% of the Company's total assets at March 31, 2002, the risk relating to these assets is limited, but nonetheless these investment have the potential of causing a material impact on the Company's operating performance.

                              RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2002 Compared to the Three Month Period Ended March 31, 2001

      Due to the significant growth in the Company's assets as well as the completion of the Advisor Merger on January 1, 2002, the amount and components of the Company's income and expenses for the quarter ended March 31, 2002 differ significantly from those for the period ended March 31, 2001.

      Net income increased to $9.6 million for the three months ended March 31, 2002, reflecting basic and diluted earnings per share of $.28, from $4.1 million, or basic earnings per common share of $0.47 ($0.46 per diluted share), for the three months ended March 31, 2001. Comparing the first quarter of 2002 to the first quarter of 2001, the Company's core net revenue, comprised of net interest income, increased by $11.4 million, or 483%, to $13.8 million for the 2002 period from $2.4 million for the 2001 period. This increase in net interest income reflects the significant growth in the Company's balance sheet. In addition, significant non-recurring items are reflected in the periods ended March 31, 2002 and 2001. During the quarter ended March 31, 2002, the Company recognized a charge of $3.5 million against its debt securities portfolio, due to an other-than-temporary decline in market value of a corporate debt security. In addition, during the first quarter of 2001, the Company realized a gain of $2.6 million on the sale of an assisted living center; no such gain was realized during the first quarter of 2002. For tax purposes, the proceeds of this sale were reinvested and the gain deferred. Because the Company operates as a REIT, the Company sets its dividend rates based on the Company's taxable income. Neither the charge against earnings for the other-than-temporary decline in value of the debt securities nor the gain on the sale of the assisted living center affected the Company's taxable income because such gains/losses have not been realized for tax purposes.

      During the three months ended March 31, 2002, total interest and dividend income increased $18.4 million, or 206%, to $27.3 million from $8.9 million for the three months ended March 31, 2001. This increase reflects the significant growth in the Company's interest earning assets which was funded through new equity raised and the leveraging of that equity. The Company's average interest-earning assets for the three months ended March 31, 2002 were $2.38 billion, compared to $529 million for the first quarter of 2001. The increase in interest income generated by the growth in interest earning assets was partially offset by a decrease in the yield on interest earning assets to 4.65% from 6.81% for the comparable period in 2001.

      The Company's interest expense on borrowed funds (i.e., repurchase agreements) increased by $6.9 million, or 106.3%, to $13.5 million, for the three months ended March 31, 2002, compared to $6.5 million for the first quarter of 2001, reflecting the significant increase in borrowings. The increase in interest expense related to the volume increase of repurchase agreements was partially off-set by a reduction in the average rate paid for borrowings of 3.07%, to 2.55% for the first quarter of 2002 from 5.62% for the comparable 2001 period. The increase in borrowings was facilitated by the Company's increase in equity generated from its common stock offerings during the second and third calendar quarters of 2001 and the first quarter of 2002. (See Liquidity and Capital Resources.)

      The declining interest rate environment that began during 2001 has benefited the Company, as the Company's interest bearing liabilities (i.e., repurchase agreements) have repriced more rapidly than its interest earning assets. The Company's interest rate margin (i.e., annualized net interest and dividend income divided by average interest

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

earning assets) was 2.35% for the three months ended March 31, 2002, compared to 1.81% for the same period in 2001. The net interest rate spread improved to 2.10% for the first quarter of 2002, compared to 1.19% for the first quarter of 2001.

      Income from other investments decreased by $2.9 million for the three months ended March 31, 2002, compared to the first quarter of 2001. The first quarter of 2001 included a non-recurring gain of $2.6 million from the sale, by a non-consolidated limited partnership, of its undivided interest in the net assets of an assisted living center. This gain, net of an incentive fee of $511,000 paid to the Advisor, contributed income of $0.24 per common share for the quarter ended March 31, 2001. In addition, the operating performance of the Company's investment in multi-family apartment complexes decreased during the first quarter of 2002, compared to the first quarter of 2001, reflecting a softening of the Atlanta, Georgia rental market, where four of the six properties in which the Company has investments are located. The Company's investment in these properties was intended to compliment the performance of the MBS portfolio, offering a degree of asset diversification. Given the significant growth of the Company during 2001 and continuing into 2002, revenues generated from the investments in the rental properties have become a relatively insignificant component of the Company's revenue, as the investments in real estate represented less than 1% of total assets as of March 31, 2002.

      During the first quarter of 2002, the Company recognized a loss of $3.5 million, or $(0.10) per share, for an other-than-temporary impairment on its corporate debt securities portfolio. This loss was entirely attributable to an investment in the corporate debt securities of Level 3 Corporation. As of March 31, 2002, the Level 3 debt securities, which had a face value of $7.0 million and amortized cost of $6.6 million, were carried at $3.1 million, reflecting a $3.5 million write-down of the carrying value. Management will continue to monitor its investment Level 3 and, if necessary, may take additional charges against this investment. As of March 31, 2002, all of the Company's debt securities were designated as available-for-sale, with temporary changes in their market value included as a component of other comprehensive income. As of March 31, 2002, the Company's aggregate investment in debt securities comprised less than 1% of total assets. (See Note 5 to the Financial Statements).

      During the quarter ended March 31, 2002, the Company realized gains of $595,000 and losses of $181,000 on the sale of equity and mortgage-backed securities. During the first quarter of 2001, the Company realized gains of $44,000 and no losses on the sale of securities.

      The Company's general and administrative expenses for the first quarter of 2002 for the first time since the Company began operations in 1998 reflected the Company's direct operating expenses, as such the expenses incurred during the first quarter of 2002 are not comparative with the expenses incurred during the quarter ended March 31, 2001, which were almost exclusively comprised of a base management fee and incentive fee, both of which were based on a formula, paid to the Advisor. During the quarter ended March 31, 2001, the Company paid the Advisor total fees of $962,000, of which $511,000 was attributed to a $2.6 million gain on the sale of a property. (See Note 7 to the Financial Statements.) For the quarter ended March 31, 2002, the Company incurred $1.2 million of operating expenses of which, $793,000 related to employee compensation and benefits, with the remainder representing general corporate overhead, including rent on the Company's headquarters, corporate insurance, professional fees and miscellaneous other operating costs.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company's principal uses of cash include: purchases of MBS and, to a lesser extent, may include investments in corporate debt and equity securities and hedge instruments; payments for operating expenses; and the payment of dividends on the Company's common stock.

      Borrowings under repurchase agreements totaled $2.49 billion as of March 31, 2002, compared to $1.85 billion at December 31, 2001. This increase in leverage was facilitated by the increase in the Company's capital as a result of the public stock offering completed in January 2002. The proceeds from the sale of the Company's common stock along with the incremental borrowings under repurchase agreements were primarily used to purchase adjustable-rate Agency MBS and, to a lesser extent, adjustable-rate AAA-rated MBS. At March 31, 2002, the Company's repurchase agreements had a weighted average borrowing rate of 2.41%, on loan balances of between $8.0 million and $527.3 million. Beginning in 2002, the Company entered into repurchase agreements with terms to

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

maturity of up to 18 months; prior to that time the maximum term to maturity was 12 months at inception of the loan. These agreements generally have original terms to maturity ranging from one month to 18 months and interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

      On January 18, 2002, the Company issued 7,475,000 shares of its common stock, generating net proceeds of $58.2 million in a public offering. These shares were issued at $8.25 per share, generating gross offering proceeds, before expenses and underwriting fees, of $61.7 million. As of March 31, 2002, the net proceeds were fully invested and fully leveraged, as reflected in the Company's debt to equity ratio of 10 times tangible capital. Following the completion of the January 2002 equity offering, the Company had $174.3 million remaining on the shelf registration statement filed with the Securities and Exchange Commission ("SEC") on September 25, 2001 relating to $300 million of its common stock and preferred stock.

      To the extent the Company raises additional equity capital from future sales of common and/or preferred stock pursuant to its shelf registration statement, the Company anticipates using the net proceeds primarily to acquire additional adjustable rate MBS. Management may also consider additional interests in multi-family apartment properties and other investments consistent with its operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

      During the quarter ended March 31, 2002, principal payments on MBS generated cash of $280.5 million and operations provided a net of $13.6 million in cash. In addition, during the first quarter of 2002, the Company received proceeds of $3.2 million from the sale of corporate equity securities and $4.6 million from the sale of MBS.

      As part of its core investing activities, during the first quarter of 2002, the Company acquired $1.01 billion of MBS, all of which were either Agency or AAA rated adjustable rate or hybrid MBS. Other uses of funds during the quarter included payments of $7.7 million for dividends declared on the Company's common stock.

      In order to reduce interest rate risk exposure on a portion of the Company's LIBOR-based repurchase agreements during the quarter ended March 31, 2002, the Company entered into additional interest rate Cap Agreements, with an aggregate cost of $1.5 million. A Cap Agreement will generate cash if the market interest rate specified in the Cap Agreement (i.e., LIBOR) increase beyond the rate specified in the Cap Agreement. The timing and amount of such cash flows, if any, cannot be predicted.

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reduction in the MBS from scheduled amortization and prepayments. At the time a repurchase agreement rolls, the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

      The Company believes it has adequate financial resources to meet its obligations as they come due and to fund committed dividends as well as to actively pursue its investment policies.

                                  OTHER MATTERS

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e., "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of March 31, 2002, the Company determined that it was in and has maintained compliance with this requirement.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

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

                           FORWARD LOOKING STATEMENTS

      When used in this Quarterly Report on Form 10-Q, in future SEC filings, or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" for purposes of Section 27A if the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and assumptions.

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

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      As of March 31, 2002, the weighted average term to repricing of the Company MBS portfolio was approximately 18 months, with approximately 40% of MBS repricing within the next 12 months; 16% repricing within the next 24 months and 44% repricing within the next 36 months. The repurchase agreements funding these assets, which range in term from one to 18 months at origination, has a weighted average term to maturity of approximately seven months as of March 31, 2002.

      The Company entered into Cap Agreements with an aggregate notional amount of $100 million during the quarter ended March 31, 2002. These agreements are intended to serve as a hedge against future rate increases in interest rates on the Company's LIBOR-based repurchase agreements. The Company had interest rate Cap Agreements totaling $150.0 million as of March 31, 2002. (See Note 9 to the Financial Statements)

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

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

      2.2 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation ("AFMAC") and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the Preliminary Proxy Statement dated October 9, 2001, filed by the Registrant pursuant to the Securities Exchange Act of 1934. (Commission File No. 1-13991)).

      3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      3.2 Amended and Restated Bylaws of the Registrant.

      4.1 Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

      10.1 Employment Agreement of Stewart Zimmerman (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

      10.2 Employment Agreement of William S. Gorin (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

      10.3 Employment Agreement of Ronald A. Freydberg (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Company pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

      10.4 Addendum to Employment Agreement of Stewart Zimmerman (incorporated herein by reference to Form 10-Q, dated March 31, 2000, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.6 Addendum to Employment Agreement of William S. Gorin (incorporated herein by reference to Form 10-Q, dated March 31, 2000, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.7 Addendum to Employment Agreement of Ronald A. Freydberg (incorporated herein by reference to Form 10-Q, dated March 31, 2000, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.8 Third Addendum to Employment Agreement of Stewart Zimmerman, dated October 15, 2001 (incorporated herein by reference to the Form 10-K, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.9 Third Addendum to Employment Agreement of William S. Gorin, dated October 15, 2001

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

      (incorporated herein by reference to the Form 10-K, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.10 Third Addendum to Employment Agreement of Ronald A. Freydberg, dated October 15, 2001 (incorporated herein by reference to the Form 10-K, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.11 Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to Form 10-K, dated December 31, 1999, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.12 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      Reports on Form 8-K

            The Registrant filed a Current Report on Form 8-K on January 15, 2002 disclosing certain information under Item 5, "Other Events" relating to the Company's January 2002 public offering of common stock.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002   AMERICA FIRST MORTGAGE INVESTMENTS, INC.


                      By /s/ Stewart Zimmerman
                      Stewart Zimmerman
                      President and Chief Executive Officer


                      By /s/  William S. Gorin
                      William S. Gorin
                      Executive Vice President Chief Financial Officer/Treasurer (Principal Accounting Officer)