Form 10-Q
period 2002-06-30
AMERICA FIRST MORTGAGE INVESTMENTS INC
filed 2002-07-25
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     46,246,385 shares of common stock, $0.01 par value, were outstanding as of July 24, 2002.

                               INDEX

                                                                            Page
                                                                            ----
                              PART I
                       Financial Information

Item 1.   Financial Statements

          Statements of Financial Condition as of June 30, 2002
          (Unaudited) and December 31, 2001................................  1

          Statements of Operations (Unaudited) for the Three and Six
          Months Ended June 30, 2002 and June 30, 2001.....................  2

          Statements of Changes in Stockholders' Equity (Unaudited)
          for the Six Months Ended June 30, 2002, (Unaudited)..............  3

          Statements of Cash Flows (Unaudited) for the Six Months Ended
          June 30, 2002 and June 30, 2001..................................  4

          Notes to the Financial Statements (Unaudited)....................  5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 24

                                PART II
                           Other Information

Item 1.   Legal Proceedings................................................  25

Item 2.   Changes in Securities and Use of Proceeds........................  25

Item 4.   Submission of Matters to Vote of Securities Holders..............  25

Item 6.   Exhibits and Reports on Form 8-K.................................  25

Signatures.................................................................  27

               AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                   STATEMENTS OF FINANCIAL CONDITION

                                                                    June 30,      December 31,
(In Thousands, Except per Share Amounts)                              2002            2001
                                                                  -----------     -----------
                                                                  (Unaudited)
Assets:
  Mortgage backed securities ("MBS")                              $ 3,373,005     $ 1,926,900
  Cash and cash equivalents                                            70,445          58,533
  Restricted cash                                                         999          39,499
  Corporate debt securities                                             4,600           9,774
  Corporate equity securities                                              --           4,088
  Accrued interest and dividends receivable                            18,859          12,340
  Other investments                                                     9,669           9,800
  Interest rate cap agreements                                          2,483             513
  Goodwill, net                                                         7,189           7,189
  Prepaid and other assets                                              1,159             297
                                                                  -----------     -----------
                                                                  $ 3,488,408     $ 2,068,933
                                                                  ===========     ===========

Liabilities:
  Repurchase agreements                                           $ 3,108,886     $ 1,845,598
  Accrued interest payable                                             11,697          11,387
  Dividends payable                                                    14,010           7,718
  Accounts payable                                                      2,420             606
                                                                  -----------     -----------
                                                                    3,137,013       1,865,309
                                                                  -----------     -----------

Commitments and contingencies (Note 10)                                    --              --

Stockholders' Equity:
  Common stock, $.01 par value; 375,000,000 shares authorized,
     46,245,369 and 28,348,601 issued and outstanding at
     June 30, 2002 and December 31, 2001, respectively                    462             283
  Additional paid-in capital                                          359,778         212,536
  Accumulated deficit                                                 (14,895)        (13,704)
  Accumulated other comprehensive income                                6,050           4,509
                                                                  -----------     -----------
                                                                      351,395         203,624
                                                                  -----------     -----------
                                                                  $ 3,488,408     $ 2,068,933
                                                                  ===========     ===========

   The accompanying notes are an intergral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                             2002        2001        2002        2001
                                                            -------     -------     -------     -------
(In Thousands, Except per Share Amounts)                                   (Unaudited)
Interest and Dividend Income:
MBS income                                                  $30,148     $ 8,155     $56,786     $16,176
Corporate debt securities income                                289         433         610         900
Dividend income                                                  --         189          39         440
Interest income on temporary cash investments                   273         179         528         337
                                                            -------     -------     -------     -------
     Total Interest and Dividend Income                      30,710       8,956      57,963      17,853
                                                            -------     -------     -------     -------

Interest Expense on Borrowed Funds                           15,247       5,814      28,730      12,350
                                                            -------     -------     -------     -------

     Net Interest and Dividend Income                        15,463       3,142      29,233       5,503
                                                            -------     -------     -------     -------

Other Income (Loss):
Income and gains (losses) from other investments                132          (9)        191       2,945
Net gain (loss) on sale of investment securities               (166)       (171)        248        (251)
Other-than-temporary impairment on investment securities         --          --      (3,474)         --
                                                            -------     -------     -------     -------
     Total Other Income                                         (34)       (180)     (3,035)      2,694
                                                            -------     -------     -------     -------

General and Administrative Expenses                           1,272         739       2,484       1,906
                                                            -------     -------     -------     -------

     Net Income                                             $14,157     $ 2,223     $23,714     $ 6,291
                                                            =======     =======     =======     =======

Income per Share:
Net income per share - basic                                $  0.37     $  0.24     $  0.65     $  0.71
Weighted average shares outstanding - basic                  38,294       9,150      36,520       8,923

Net income per share - diluted                              $  0.37     $  0.24     $  0.65     $  0.70
Weighted average shares outstanding - diluted                38,415       9,248      36,643       9,006

   The accompanying notes are an intergral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Six Months Ended
                                                                 June 30, 2002
                                                                ----------------
                                                                  (Unaudited)

(In Thousands, Except per Share Data)
Common Stock (Par Value $.01):
Balance at December 31, 2001                                       $     283
  Issuance of common stock, par value                                    179
                                                                   ---------
Balance at June 30, 2002                                                 462
                                                                   ---------

Additional Paid-in Capital:
Balance at December 31, 2001                                         212,536
  Issuance of common stock, net of offering expenses                 146,816
  Exercise of common stock options                                       328
  Issuance of common stock to directors                                   50
  Compensation expense for 1997 stock option plan                         48
                                                                   ---------
Balance at June 30, 2002                                             359,778
                                                                   ---------
Accumulated Deficit:
Balance at December 31, 2001                                         (13,704)
  Net income                                                          23,714
  Cash dividends declared                                            (24,905)
                                                                   ---------
Balance at June 30, 2002                                             (14,895)
                                                                   ---------
Accumulated Other Comprehensive Income:
Balance at December 31, 2001                                           4,509
  Unrealized gain on available-for-sale securities
    during period, net                                                 2,443
  Unrealized loss on interest rate cap agreements                       (902)
                                                                   ---------
Balance at June 30, 2002                                               6,050
                                                                   ---------
Total Stockholders' Equity                                         $ 351,395
                                                                   =========

   The accompanying notes are an intergral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended June 30,
(In Thousands)                                                                          2002            2001
                                                                                     -----------     -----------
                                                                                             (Unaudited)
Cash Flows From Operating Activities:
 Net income                                                                          $    23,714     $     6,291
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Net gain on sale of investment securities/other investments                                (248)         (2,631)
 Other-than-temporary impairment recognized on corporate
  investment securities                                                                    3,474             124
 Amortization of premium on investments                                                   11,582           1,069
 Amortization of goodwill                                                                     --             100
 Increase in interest receivable                                                          (6,519)         (1,309)
 (Increase) decrease in prepaid and other assets and other                                  (762)            180
 Increase in accounts payable                                                              1,814             254
 Increase in accrued interest payable                                                        310             980
                                                                                     -----------     -----------
   Net cash provided by operating activities                                              33,365           5,058
                                                                                     -----------     -----------

Cash Flows From Investing Activities:
 Principal payments on MBS                                                               536,492          74,048
 Proceeds from sale of MBS                                                                 4,540           5,544
 Proceeds from sale of corporate debt securities                                             908           1,961
 Proceeds from sale of corporate equity securities                                         3,839           3,423
 Purchases of MBS                                                                     (1,994,987)       (389,683)
 Purchases of corporate equity securities                                                     --            (392)
 Decrease (increase) in other investments, excluding reinvested real estate gains            131            (537)
                                                                                     -----------     -----------
   Net cash used in investing activities                                              (1,449,077)       (305,636)
                                                                                     -----------     -----------

Cash Flows From Financing Activities:
 Decrease (increase) in restricted cash                                                   38,500          (9,077)
 Purchases of interest rate cap agreements                                                (2,872)             --
 Net increase in borrowings through repurchase agreements                              1,263,288         300,268
 Net proceeds from common stock offering                                                 146,995          67,131
 Proceeds from exercise of stock options                                                     329              --
 Dividends paid                                                                          (18,616)         (2,924)
                                                                                     -----------     -----------
   Net cash provided by financing activities                                           1,427,624         355,398
                                                                                     -----------     -----------

Net decrease in unrestricted cash and cash equivalents                                    11,912          54,820
Cash and cash equivalents at beginning of period                                          58,533           8,400
                                                                                     -----------     -----------
Cash and cash equivalents at end of period                                           $    70,445     $    63,220
                                                                                     ===========     ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                             $    28,420     $    11,370
                                                                                     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

Organization

     America First Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships (the "1998 Merger"), America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2") and America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund"), collectively referred to as the "Prep Funds".

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

     Pursuant to the consummation of the stockholder approved merger between the Company and the Advisor (the "Advisor Merger"), the Company and the Advisor merged on January 1, 2002. As a result of the Advisor Merger, the Company became self-advised commencing January 1, 2002 and thereafter has directly incurred the cost of all overhead necessary to operate the Company. For accounting purposes, the Advisor Merger was not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill. (See Note 3.)

1. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2002 and results of operations for all periods presented have been made. The results of operations for the three month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     As more fully discussed in Note 7, the Company has investments in corporations and in four real estate limited partnerships, as a limited partner, which are accounted for under the equity method. The Company does not legally control the corporations nor any of the partnerships.

     The financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Credit Risk and Declines in Market Value

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are guaranteed as to principal and interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae and Freddie Mac ("Agency MBS") or AAA rated MBS. The remainder of the Company's assets may be: (i) investments in multi-family apartment properties; (ii) investments in limited partnerships, REITs or a preferred stock of a real estate related corporation or (iii) other fixed-income instruments, such as corporate debt securities, that provide increased call protection relative to the Company's MBS

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

portfolio. Corporate debt that is below investment-grade will be limited to less than 5% of the Company's total assets. Agency and AAA rated MBS, substantially all of which were adjustable rate MBS, ("ARM-MBS") comprised approximately 97% and 93% the Company's total assets at June 30, 2002 and December 31, 2001, respectively. The Company did not have an allowance for credit losses at June 30, 2002 or December 31, 2001.

     A decline in the market value of any of the Company's investment securities that is considered by management to be other-than-temporary would result in the Company reducing the cost basis of the specific security through a corresponding charge against earnings. Losses related to other-than-temporary declines in market value are determined based on management's review and interpretations of various factors. Management considers various criteria in assessing whether and to what extent an other-than-temporary impairment exists, including the expected cash flows, credit quality of the underlying mortgages, debtor, or investee entity, as applicable. Credit protection available to the related mortgage pool for MBS and various other market information available, including analysts assessments, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security may also be considered. Because management's assessments are based on factual as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes a material estimate, that is susceptible to a significant change. (See Notes 5 and 6.)

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

     Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of its overall management of its business. The available-for-sale designation provides the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to ensure future liquidity. As of June 30, 2002, all of the Company's investments in corporate equity and debt securities were classified as available-for-sale.

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

     The Company's assets are comprised primarily of ARM-MBS, which include "hybrid-MBS", issued through Ginnie Mae, Fannie Mae or Freddie Mac. The hybrid MBS in which the Company invests have a fixed interest rate for an initial period, which generally does not extend beyond 36 months, and thereafter convert into an adjustable interest rate for the remaining term to maturity.

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

     (e) Restricted Cash

     The Company's restricted cash represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reductions on the MBS reflecting scheduled amortization

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

and prepayments. At the time a repurchase agreement rolls (i.e. matures), the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

     (f) Other Investments

     Other investments include (i) non-voting preferred stock of a corporation, a qualified REIT subsidiary ("QRS"), which holds a 100% interest in one limited liability company owning real estate and an 88.3% interest in another limited liability company owning real estate, (ii) common stock of a wholly-owned corporation which holds the remaining 11.7% interest in a limited liability company owning real estate (see above) and (iii) limited partner investments in four limited partnerships owning real estate. Other investments, which are accounted for under the equity method, were acquired as part of the 1998 Merger. Certain of the properties that the Company received in the 1998 Merger were subsequently exchanged for other properties through non-taxable exchanges, known for tax purposes as a "Section 1031 exchange."

     Certain of the investments have a zero net carrying value and, as such, earnings are recorded only to the extent that distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property entities, nor has it indicated any commitment to provide this support. Each of the properties in which the Company has indirect interests are mortgaged, with the underlying investment properties serving as collateral. The Company has no liability for the mortgage loans, since (1) the Company's investment is as a limited partner and (2) the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral which is comprised of the mortgaged property.

     (g) Derivative Financial Instruments - Interest Rate Cap Agreements

     The Company utilizes interest rate cap agreements ("Cap Agreements"), which are derivative instruments, for the purpose of managing interest rate risk. The Company has not entered, nor does it anticipate entering, into derivative transactions for speculative or trading purposes.

     In accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. To qualify for hedge accounting, at the inception of a Cap Agreement, the Company must anticipate that the hedge will be highly effective in limiting the Company's cost beyond the Cap Agreement threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap Agreement. As long as the hedge remains effective, changes in fair value are included in the accumulated other comprehensive income component of stockholders' equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, on a fair value basis. Payments received in connection with the Cap Agreement will be reported as a reduction to interest expense, net of the amortization recognized for the premium. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense for the ineffective portion of the Cap Agreement. The maximum cost related to each of the Company's Cap Agreements is limited to the original purchase price (i.e. the premium) of each such instrument. In order to limit credit risk associated with purchased Cap Agreements, the Company only enters into Cap Agreements with financially sound institutions, whose parent or holding company's long-term debt is rated "A" or better by at least one of the nationally recognized rating agencies. Income generated by the Cap Agreements, if any, would be presented as an off-set to interest expense on the hedged liabilities.

     In order to continue to qualify for and to apply hedge accounting, the Cap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the strike date, whether the Cap Agreement is expected to be effective. If during the term of the Cap Agreement the Company determines that a Cap Agreement is not effective or that a Cap Agreement is not expected to be effective, the ineffective portion of the Cap Agreement will no longer qualify for hedge accounting and, accordingly subsequent changes in its fair value will be reflected in earnings. (See Note 8.)

     (h) Repurchase Agreements

     The Company finances the acquisition of its MBS through repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure the loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require that the Company pledge additional assets to the lender in the event the market value of the existing pledged collateral declines, which is often the case as the principal balance of collateral (i.e. MBS) and corresponding market value decrease through scheduled amortization and prepayments. Through June 30, 2002, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged securities.

     The Company enters into repurchase agreements that generally range from one month to 18 months in duration. Should a lender decide not to renew a particular agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and could have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one of the nationally recognized rating agencies, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met. In the event an existing lender is downgraded below "A," the Company is required to obtain approval from the Company's board of directors before renewing or entering into additional repurchase agreements with that lender. The Company generally aims to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of June 30, 2002, the Company had repurchase agreements with 12 separate lenders with a maximum loan amount of $640.6 million and a net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of approximately $46.7 million. (See Note 9.)

     (i) Stock Based Compensation

     The Company's policy is to apply the intrinsic method of Accounting Principles Bulletin No. 25 ("APB 25") for options issued to its direct employees and independent directors. Under the intrinsic method, no compensation expense is recorded when options are issued with an exercise price equal to the market price of the underlying security.

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

     (k) Earnings per Common Share ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding are adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares, for which the Company includes common stock options issued to employees and directors, are calculated assuming that all dilutive common stock options (i.e., options on which the exercise price is below the market price of the Company's common stock during the period) are exercised and the proceeds are used to buy back shares of the Company's outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of diluted earnings per share for any period in which their inclusion would be antidilutive. In addition, no common share equivalents are included in the computation of any

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

diluted per share amount for a period in which a net operating loss is reported. (See Note 12.)

     (l) Other Comprehensive Income

     FAS No. 130, "Reporting Comprehensive Income" requires the Company to display and report comprehensive income, which includes all changes in Stockholders' Equity with the exception of additional investments by or dividends to stockholders. Comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (See Note 13.)

     (m) Adoption of New Accounting Standards

     In July 2001, the FASB issued FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. Pursuant to FAS 142 goodwill is no longer amortized, but instead is tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,189,000. The Company's adoption of FAS 142 on January 1, 2002 did not have a material effect on the Company's financial statements. The Company recognized goodwill amortization of $50,000 and $100,000 for the three month and six-month periods ended June 30, 2001, respectively.

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

     (n) New Accounting Pronouncements

     On April 30, 2002, the FASB issued FASB Statement No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 64, "Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both FASB Statement No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to FAS 4, FASB Statement No. 64 ("FAS 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." While early adoption of FAS 145 is encouraged, certain provisions of FAS 145 are effective for fiscal periods beginning after May 15, 2002, while other provisions of FAS 145 are effective for transactions occurring after May 15, 2002. The Company's early adoption of FAS 145 in its entirety did not have a material impact on the Company's financial statements.

     (o) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Advisor Merger/Related Parties and Other Related Parties

     (a) Advisor Fees and Advisor Merger

     From the time of the 1998 Merger through December 31, 2001, the Advisor managed the operations and investments of the Company and performed administrative services for the Company. Prior to the Advisor Merger, the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of stockholders' equity of the Company, plus 0.80% per annum of the portion of stockholders' equity of the Company above $300 million. The Company also paid the Advisor an incentive fee for each calendar quarter equal to 20% of the dollar amount by which the annualized return on equity for such quarter exceeded the amount necessary to provide an annualized return on equity equal to the Ten-Year U.S. Treasury rate plus 1%. For the three and six months ended June 30, 2001, the Company paid the Advisor a base management fee of $271,000 and $480,000, respectively, and incentive

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

fees of $257,000 and $1,010,000, respectively. Included in the $1,010,000 fee was $511,000 which was attributable to a $2.6 million gain on the sale of a property.

     The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Advisor Merger Agreement"), with the Advisor, America First Companies L.L.C. ("AFC") and the stockholders of the Advisor. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the Merger of the Advisor into the Company on January 1, 2002. The Company issued 1,287,501 shares of its common stock to the stockholders of the Advisor as merger consideration. As a result, the Company became self advised commencing January 1, 2002 and has since directly incurred the cost of all overhead necessary for its operation and administration. The market value of the common stock issued in the Advisor Merger, valued as of the consummation of the Advisor Merger in excess of the fair value of the net tangible assets acquired, was charged to operating income of the Company for the year ended December 31, 2001.

     Certain of the Company's directors and executive officers who were involved in discussions and negotiations relating to the Advisor Merger had, and continue to have, interests that are affected by the Advisor Merger. At the time of the Advisor Merger, AFC owned 80% of the outstanding capital stock of the Advisor. At that time, Michael Yanney, the Chairman of the Company's Board of Directors, and George H. Krauss, one of the Company's directors, beneficially owned approximately 57% and 17%, respectively, of AFC. In addition, Stewart Zimmerman, the Company's President and Chief Executive Officer, and William S. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, collectively owned approximately 3% of AFC. At the time of the Advisor Merger, Messrs. Zimmerman, Gorin and Ronald A. Freydberg, the Company's Executive Vice President and Secretary, also owned, in the aggregate, the remaining 20% of the Advisor. Accordingly, the Advisor Merger resulted in these individuals receiving, in the aggregate, beneficial ownership of an additional 1,287,501 shares of the Company's common stock valued at approximately $11.3 million at the time of the Advisor Merger.

     Because the Advisor Merger was between affiliated parties and may not be considered to have been negotiated in a completely arm's-length manner, the Company's Board of Directors established a special committee, which consisted of three of the Company's independent directors who had no personal interest in the Advisor Merger, to direct the negotiations relating to the Advisor Merger on the Company's behalf and to consider and make recommendations to the Board relating to the Advisor Merger.

     (b) Other Related Party Transactions

     America First Properties Management Company L.L.C. (the "Property Manager"), which is a wholly owned subsidiary of AFC, provides property management services for certain of the multi-family properties in which the Company has an interest. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the Company's properties under management, ranging from 3.5% to 4% of gross revenues, which are considered in line with market terms for such services. The Property Manager was paid fees of approximately $105,000 and $214,000 for the quarter and year to date period ended June 30, 2002, respectively, and $111,000 and $219,000 for the quarter and year to date period ended June 30, 2001, respectively, for managing the properties in which the Company has interests.

     The Company holds corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000, and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. Mr.Yanney, the Chairman of the Company's Board of Directors, is a board member for both RCN and Level 3. One of the Company's Directors, W. David Scott, is the son of the individual who is the Chairman of both Level 3 and RCN. At June 30, 2002, the Company's investment in (i) the RCN debt securities had a carrying value of $1,450,000, and (ii) the Level 3 debt securities had a carrying value of $3,150,000. The carrying value of both the RCN and Level 3 debt securities reflect impairment charges recognized against these investments and unrealized losses. The Company recognized an other-than-temporary impairment charge of $2,453,000 against the RCN debt securities in the fourth quarter of 2001 and $3,474,000 against the Level 3 debt securities during the first quarter of 2002. The other-than-temporary impairment charges, which are reflected as a permanent reduction in the carrying value of these investments, were made based on management's assessment that the decline in the value of these securities that was other-than-temporary. (See Note 5.)

     Since 1998, the Company has held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in Retirement Centers Corporation ("RCC"), an entity formed following the 1998 Merger, which

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

indirectly holds certain of the properties in which the Company has investments in. (See Note 7.) Mr. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, holds all of the common stock of RCC, representing 5% of the ownership and economic interest in RCC. Mr. Gorin also serves as a director of RCC.

4. Mortgage Backed Securities

     As of June 30, 2002 and December 31, 2001, all of the Company's MBS were classified as available-for-sale and, as such, were carried at their estimated fair value. The following table presents the carrying value of the Company's MBS as of June 30, 2002 and December 31, 2001.

                                                   June 30,         December 31,
                                                     2002               2001
                                                  ----------          ----------
(In Thousands)

Fannie Mae Certificates                           $1,968,342          $1,228,095
Ginnie Mae Certificates                                6,392              12,266
Freddie Mac Certificates                           1,204,927             472,908
Commercial                                            11,584              11,486
Non-agency AAA                                       181,760             202,145
                                                  ----------          ----------
                                                  $3,373,005          $1,926,900
                                                  ==========          ==========

     At June 30, 2002 and December 31, 2001, the Company's portfolio of MBS consisted of pools of adjustable rate MBS with carrying values of approximately $3,366,142,000 and $1,915,380,000, respectively, and fixed rate MBS with carrying values of approximately $6,863,000 and $11,520,000, respectively.

     Fannie Mae MBS: Fannie Mae MBS are certificates issued by Fannie Mae that are backed by pools of single-family and multi-family mortgage loans. Fannie Mae guarantees to the registered holders of its certificates that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying its certificates, whether or not received, and the full payment amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the U.S. Government. If Fannie Mae were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

     Ginnie Mae MBS: Ginnie Mae MBS are certificates issued by a wholly owned instrumentality of the U.S. Government within the Department of Housing and Urban Development that are backed mostly by pools of single-family mortgage loans. Ginnie Mae is authorized by the National Housing Act of 1934 to guarantee the timely payment of principal and interest on its certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying its certificates. The National Housing Act of 1934 provides that the full faith and credit of the U.S. Government is pledged to the payment of all amounts that may be required to be paid under any guarantee by Ginnie Mae.

     Freddie Mac MBS: Freddie Mac MBS are certificates issued by Freddie Mac that are backed by pools of multi-family mortgage loans. Freddie Mac guarantees to the holders of its certificates the timely payment of interest and the ultimate collection of all principal on each holder's pro rata share of the unpaid balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

     Commercial MBS: The Company's investments in commercial MBS are comprised of privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. These securities are not guaranteed by the U.S. Government or any of its agencies. As of June 30, 2002 and December 31, 2001, all the

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company's investments in commercial MBS were rated "AAA" by at least one nationally recognized rating agency.

     Non-Agency "AAA"MBS: Non-Agency "AAA" MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency "AAA" MBS are rated as such by one of the nationally recognized rating agencies. "AAA" is the highest rating given by bond rating agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. Government or any of its agencies.

     The following table presents the current face, amortized cost, gross unrealized gains, gross unrealized losses and fair value/carrying value of MBS as of June 30, 2002 and December 31, 2001:

                                                June 30,            December 31,
                                                  2002                 2001
                                               -----------          -----------

(In Thousands)
Current face                                   $ 3,296,074          $ 1,885,869
Premium                                             70,204               37,544
Discount                                              (620)                 (79)
                                               -----------          -----------
  Amortized cost                                 3,365,658            1,923,334
                                               -----------          -----------
Gross unrealized gains                              12,528                8,339
Gross unrealized losses                             (5,181)              (4,773)
                                               -----------          -----------
  Fair value/Carrying value                    $ 3,373,005          $ 1,926,900
                                               ===========          ===========

5. Corporate Debt Securities

     The Company has investments in corporate debt securities, which are comprised of "non-investment grade," "high yield securities." Corporate debt securities, which are not guaranteed by the U.S Government or any of its agencies, are subject to substantially greater credit risk than is the Company's core investment portfolio, which is comprised primarily of Agency MBS. As such, in addition to the market value impact related to changes in interest rates, corporate debt securities are also affected by, among other things, changes in the financial condition of the debtor, general market and economic conditions.

     During the first quarter of 2002, the Company recognized an impairment charge of $3,474,000 against its holdings of Level 3 debt securities and, in the fourth quarter of 2001, the Company recognized an impairment charge of $2,453,000 against its holdings of RCN debt securities. As of June 30, 2002, all of the Company's investments in corporate debt securities were designated as available-for-sale.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company's corporate debt securities by investment strategy classification as of June 30, 2002 and December 31, 2001.

                                                       June 30,     December 31,
                                                         2002           2001
                                                       -------      ------------

(In Thousands)

Held-to-maturity securities:
Amortized cost/carrying value                          $    --        $ 7,627
Gross unrealized gains                                      --             --
Gross unrealized losses                                     --         (3,439)
                                                       -------        -------
Estimated fair value                                   $    --        $ 4,188
                                                       =======        =======

Available-for-sale securities:
Amortized cost, as adjusted                            $ 5,227  (1)   $ 2,147
Gross unrealized gains                                      70             --
Gross unrealized losses                                   (697)            --
                                                       -------        -------
Estimated fair value/carrying value                    $ 4,600        $ 2,147
                                                       =======        =======

Corporate Debt Securities -carrying value:
Held-to-maturity securities                             $   --  (1)   $ 7,627
Available-for-sale securities                            4,600          2,147
                                                       -------        -------
                                                       $ 4,600        $ 9,774
                                                       =======        =======

(1) Reflects write-downs to the cost basis for Level 3 and RCN debt securities, for other-than-temporary impairment. At June 30, 2002, Level 3 had an adjusted cost basis of $3,080,000 and estimated market value of $3,150,000 and RCN had an adjusted cost basis of $2,147,000 and an estimated market value of $1,450,000. The Company continues to receive and recognize interest income on the Level 3 and RCN debt securities.

6.  Corporate Equity Securities

     The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate equity securities as of June 30, 2002 and December 31, 2001:

                                                       June 30,     December 31,
                                                         2002           2001
                                                       -------      ------------
(In Thousands)
Cost                                                    $   --         $3,378
Gross unrealized gains                                      --            710
Gross unrealized losses                                     --             --
                                                        ------         ------
Carrying value/Estimated fair value                     $   --         $4,088
                                                        ======         ======

     During the six months ended June 30, 2002, the Company had sold all of its remaining investments in corporate equity securities, realizing gross gains of $108,000 and $569,000 during the three and six months ended June 30, 2002, respectively; no losses were realized.

7. Other Investments

     Other investments consisted of the following as of June 30, 2002 and December 31, 2001:

                                                       June 30,     December 31,
                                                         2002           2001
                                                       -------      ------------

(In Thousands)
Investment in RCC                                        $5,451         $5,572
Investments in and advances to real estate
  limited partnerships and limited liability companies    4,218          4,228
                                                         ------         ------
                                                         $9,669         $9,800
                                                         ======         ======

     As of June 30, 2002 and December 31, 2001, the Company had a net investment as a preferred stockholder in

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

RCC and net investments in four limited partnerships. These entities had an aggregate of approximately $48.0 million of non-recourse mortgage loans secured by the underlying investment properties. The Company has no recourse liability for any of these mortgage loans, since the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral, which is comprised of the mortgaged property.

     Income from the Company's other investments was as follows for the three and six-month periods ended June 30, 2002 and 2001:

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------    ----------------
                                           2002        2001      2002      2001
                                          ------      ------    ------    ------
(In Thousands)
Gains on sale of underlying properties    $   --      $   --    $   --    $2,757
Equity earnings (loss), net                  132          (9)      191       188
                                          ------      ------    ------    ------
                                          $  132      $   (9)   $  191    $2,945
                                          ======      ======    ======    ======

Retirement Center Corporation

     The Company owns 100% of the non-voting preferred stock in RCC, which represents a 95% economic interest. The Company accounts for its investment in RCC using the equity method.

     As of June 30, 2002, RCC owned (i) a 128-unit apartment property located in Omaha, Nebraska, known as the "Greenhouse," which was acquired on January 12, 2000 and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also indirectly acquired the remaining 11.7% undivided interest in the Lawrenceville, Georgia property on January 18, 2001. In December 2000, the Company loaned Greenhouse Holding LLC (which holds the Greenhouse property), $437,000 to fund building renovations. This loan, which is non-amortizing and due and payable July 31, 2002, is included in the above table in the Company's investment in RCC at June 30, 2002 and December 31, 2001. The Company expects that the loan will be extended at maturity.

     In addition to the 128-unit apartment property referenced above, at December 31, 2000, RCC owned, a limited partnership interest in a real estate limited partnership, which operated an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership, which owned the assisted living center, was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of this assisted living center. Such sale contributed approximately $2,063,000 ($2,574,000 less a related incentive fee of approximately $511,000 reflected in other general and administrative expense) to the Company's net income for the six months ended June 30, 2001. The proceeds of such sale were utilized to acquire an 88.3% indirect interest in the limited liability company holding the 192-unit apartment property in Lawrenceville, Georgia on January 18, 2001 as discussed above.

     Real Estate Limited Partnerships and QRS

     Other investments include investments in and advances made to certain real estate limited partnerships and a QRS, some of which were acquired as part of the 1998 Merger. Certain of the underlying properties were subsequently exchanged for other properties through a non-taxable exchange, known for tax purposes as a "Section 1031 exchange." The investments in or advances made to limited partnerships and the QRS are accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support.

8. Interest Rate Cap Agreements

     The Company only enters into Cap Agreements with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better, as determined by at least one of the nationally recognized rating agencies, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the initial cost of entering

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

into the Cap Agreement.

     As of June 30, 2002, the Company had nine interest rate Cap Agreements with an aggregate notional amount of $250.0 million which were purchased to hedge against increases in interest rates on its anticipated future 30-day term repurchase agreements. The following table presents information about the Company's Cap Agreements as of June 30, 2002:

                             Weighted       Weighted                                 Estimated Fair     Gross
                          Average Active  Average Libor    Notional    Unamortized   Value/Carrying   Unrealized
                              Period      Strike Rate (1)   Amount       Premium         Value          Loss
                          --------------  -------------    --------    -----------   --------------   ----------
(Dollars in Thousands)
Months until active:
Within six months            24 Months         5.750%       $ 50,000     $    350       $    167       $ (183)
Six to nine months                  --            --              --           --             --           --
Nine to 12 months                   --            --              --           --             --           --
12 to 24 months              18 Months         4.625         200,000        2,872          2,316         (556)
                                                            --------     --------       --------       ------
Weighted Average/Total       19 Months         4.850%       $250,000     $  3,222       $  2,483       $ (739)
                                                            ========     ========       ========       ======

(1) The rate at which payments would become due to the Company under the terms of the cap agreement.

9. Repurchase Agreements

     As of June 30, 2002, the Company had outstanding balances of approximately $3.11 billion under 167 repurchase agreements with a weighted average borrowing rate of 2.30% and a weighted average remaining maturity of approximately seven months. As of June 30, 2002, the repurchase agreements had the following remaining maturities:

                (In Thousands)
                Within 30 days                       $  357,041
                31 to 60 days                           243,375
                61 to 90 days                           163,237
                3 to 6 months                           463,313
                6 to 9 months                           718,960
                9 to 18 months                        1,162,960
                                                     ----------
                                                     $3,108,886
                                                     ==========

     The repurchase agreements are collateralized by the Company's MBS and corporate debt securities, which had a carrying value of approximately $3.37 billion as of June 30, 2002. The Company's repurchase agreements generally bear interest at rates that are LIBOR based.

10. Commitments and Contingencies

     (a) Securities purchase commitments

     At June 30, 2002, there were no commitments to enter into any security transactions.

     (b) Lease Commitment

     During the second quarter of 2002, the Company entered into a noncancellable lease through 2012 for its new corporate headquarters. Management anticipates moving to the new headquarters during the third quarter of 2002. Additional space was necessary to house the Company's operations, which prior to the Advisor Merger were partially housed in Omaha, Nebraska. The lease provides for, among other things, annual rent of $338,000 though 2005, $348,000 from 2006 through 2008 and $357,000 from 2009 through 2012.

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. Stockholders' Equity

     (a) Dividends/Distributions

     The following presents dividends declared by the Company from January 1, 2001 through June 30, 2002:

                                                                          Dividend
 Declaration Date            Record Date           Payment Date          per share
-------------------        -----------------      -----------------     -----------
2002
May 23, 2002               June 28, 2002          July 30, 2002            $0.280
May 23, 2002               June 28, 2002          July 30, 2002             0.020  (1)
March 12, 2002             March 28, 2002         April 30, 2002            0.280
March 12, 2002             March 28, 2002         April 30, 2002            0.020  (1)

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

     (b) Common Stock Offerings

     On June 5, 2002, the Company issued 10,350,000 shares of its common stock at $9.10 per share, raising net proceeds of approximately $88.8 million, and on January 18, 2002, the Company issued 7,475,000 shares of its common stock at $8.25 per share, raising net proceeds of approximately $58.2 million.

     (c) Shelf Registration

     On September 25, 2001, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the "Act"), with respect to an aggregate of $300,000,000 of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. As of June 30, 2002, the Company had approximately $80.1 million remaining under this shelf registration statement.

     (d) Stock Repurchase Plan

     The Company did not repurchase any of its common stock during the six months ended June 30, 2002. Since implementing the stock repurchase program during the fourth quarter of 1999, through June 30, 2002, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000.

12. EPS Calculation

     The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the three and six months ended June 30, 2002 and 2001:

                                                      Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                     -------------------       -------------------
                                                      2002         2001         2002         2001
                                                     ------        -----       ------        -----
(In Thousands)
Weighted average shares outstanding - basic          38,294        9,150       36,520        8,923

Add effect of assumed shares issued under
  treasury stock method for stock options               121           98          123           83
                                                     ------        -----       ------        -----
Weighted average shares outstanding  - diluted       38,415        9,248       36,643        9,006
                                                     ======        =====       ======        =====

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. Other Comprehensive Income/Accumulated Other Comprehensive Income

     Comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows:

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                         June 30,
                                                                    ------------------------        -----------------------
                                                                      2002            2001            2002           2001
                                                                    --------        --------        --------       --------
(In Thousands)
  Net income                                                        $ 14,157        $  2,223        $ 23,714       $  6,291
  Other comprehensive income:
   Net unrealized holding gains(losses) on available-for-sale
     investment securities arising during the period                   9,172              13           2,443          3,322
  Unrealized losses on interest rate cap agreements                   (1,102)             --            (902)            --
                                                                    --------        --------        --------       --------
 Comprehensive income                                               $ 22,227        $  2,236        $ 25,255       $  9,613
                                                                    ========        ========        ========       ========

Accumulated other comprehensive income at June 30, 2002 and December 31, 2001 was as follows:

                                                                             June 30,      December 31,
                                                                               2002           2001
                                                                             --------      ------------
(In Thousands)
Unrealized gains on securities available-for-sale:
  MBS                                                                        $ 12,597        $  8,409
  Corporate debt securities                                                        70              --
  Corporate equity securities                                                      --             710
Unrealized losses on securities available-for-sale:
  MBS                                                                          (5,181)         (4,773)
  Corporate debt securities                                                      (697)
  Corporate equity securities                                                      --              --
                                                                             --------        --------
                                                                                6,789           4,346
Unrealized appreication (depreciation) on interest rate cap agreements           (739)            163
                                                                             --------        --------
Accumulated other comprehensive income                                       $  6,050        $  4,509
                                                                             ========        ========

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

     DERs on the ISOs vest on the same basis as the options and DERs on NQSOs become fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on DERs attached to ISOs are charged to stockholders' equity when declared and dividends paid on DERs attached to NQSOs are charged to earnings when declared. For the six months ended June 30, 2002 and 2001, the Company recorded charges of $285,000 and $170,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $1,875 and $1,700, respectively, to earnings associated with DERs on NQSOs. As of June 30, 2002, 452,500 DERs were outstanding, all of which were fully vested.

     ISOs granted to the executive officers of the Company, who were also employees of the Advisor, were accounted for under the fair value method established under FAS 123, "Accounting for Stock Based Compensation"

                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company, resulting in a change in status of these individuals. Accordingly, the unvested options outstanding as of January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the fair market value of the Company's common stock and option price expensed over the remaining vesting period of approximately seven months. For the six months ended June 30, 2002, the Company recognized $48,000 of employee related compensation expense for stock options and recognized $138,000 of stock option related expense for options granted to non-employees for the six months ended June 30, 2001.

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

     On March 12, 2002, the Board of Directors adopted a proposal to restructure the salaries and bonuses currently being paid to Messrs. Zimmerman, Gorin and Freydberg. Specifically, the new compensation plan, which will take effect on August 1, 2002, provides that the salaries to be paid to Messrs. Zimmerman, Gorin, and Freydberg will be equal to 0.25%, 0.20% and 0.20%, respectively, of the Company's tangible net worth, which will be calculated on a semi-annual basis on each June 30 and December 31. In the event that the Company's annualized return on equity for any given six-month period were to fall below 10%, the salaries to be paid to Messrs. Zimmerman, Gorin and Freydberg with respect to the following six-month period would be adjusted downward to equal
(i) 0.2375%, 0.19% and 0.19%, respectively, of the Company's tangible net worth if its annualized return on equity was between 10% and 5% and (ii) 0.225%, 0.18% and 0.18%, respectively, of the Company's tangible net worth if its annualized return on equity was less than 5%. Notwithstanding the foregoing, the annual base salaries payable to Messrs. Zimmerman, Gorin and Freydberg pursuant to the new compensation plan will in no event exceed $1,000,000, $750,000 and $750,000, respectively. In addition, the new compensation plan provides for a performance bonus to be paid to Messrs. Zimmerman, Gorin and Freydberg based on the determination of the Compensation Committee of the Board of Directors as to the amount, manner and timing of such bonus payment. As a result of the adoption of the new compensation plan by the Board of Directors, Messrs. Zimmerman, Gorin and Freydberg will no longer be eligible to receive the bonus, which is currently provided for in their existing employment contracts, equal to 0.65% of any additional equity capital that the Company may raise. The Company also expects to enter into an employment agreement with Ms. Teresa Covello, the Company's Senior Vice President/Controller, that will provide for an annual salary of $140,000 and an opportunity to earn a bonus, subject to approval by the Compensation Committee.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                     GENERAL

     America First Mortgage Investments, Inc. is a mortgage REIT, which is primarily engaged in the business of investing in adjustable rate MBS. The Company's investment portfolio consists primarily of MBS guaranteed as to principal and interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency Securities"), and, to a lesser extent, high quality MBS, rated in one of the two highest rating categories by at least one nationally recognized rating agency. The Company's investment strategy also provides for the acquisition of multi-family housing properties, securities in real estate investment trust securities and high-yield corporate debt and equity securities. The Company's principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

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

     Following the completion of the 1998 Merger through December 31, 2001, the Company was externally advised and managed by the Advisor. As such, the Company had no employees and relied entirely on the Advisor to perform all of the duties that are generally performed by internal management, as well as perform all back office operations. Pursuant the Advisory Agreement, the Advisor provided the day-to-day management and administrative functions for the Company for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of AFC.

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

     The Company's core business strategy is to invest on a leveraged basis in a portfolio of high-grade ARM-MBS, which primarily consist of Agency MBS. Beginning in June 2001, the Company began to significantly increase its asset base by leveraging equity raised through additional public offerings of the Company's common stock. As a result, the Company has experienced significant growth in assets and earnings. The Company's total assets grew to approximately $3.5 billion at June 30, 2002 from $2.1 billion at December 31, 2001 and $897 million as of June 30, 2001. As of June 30, 2002, approximately 99% of the Company's assets consisted of Agency MBS, AAA rated MBS and cash. The Company also held interests in corporate and partnership entities that owned six apartment properties, containing a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska. In addition, at June 30, 2002, the Company held publicly traded debt securities, which are rated below investment grade, valued at approximately $4.6 million. These bonds, which are designated as available-for-sale, are carried at their estimated fair value, with unrealized gains and losses reflected in accumulated comprehensive income. As of June 30, 2002, the Company had net unrealized losses of $627,000 reflecting gross unrealized gains and losses of $70,000 and $697,000, respectively. Should management decide to sell these bonds, unrealized losses, if any, would be realized with such loss reflected through the income statement.

     The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties. Prepayment rates as reflected by the constant prepayment rate ("CPR") and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. The CPR on the Company's MBS portfolio averaged 29% and 28% for the three and six months ended June 30, 2002. In addition to these factors, borrowing costs are further affected by the credit worthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other investments, comprised of debt securities, interests in multi-family real estate properties and hedging instruments. Because these investments represented less than 1.0% of the Company's total assets at June 30, 2002, the risk relating to these assets is limited, but nonetheless these investments have the potential of causing a material impact on the Company's operating performance.

                              RESULTS OF OPERATIONS

     Important note for comparison of results of operations: Due to the significant growth in the Company's assets as well as the completion of the Advisor Merger on January 1, 2002, the amount and components of the Company's income and expenses for the quarter and year to date periods ended June 30, 2002 differ significantly from comparative periods in 2001.

Three Month Period Ended June 30, 2002 Compared to the Three Month Period Ended June 30, 2001

     Net income increased to $14.2 million for the three months ended June 30, 2002, reflecting basic and diluted earnings per share of $.37, from $2.2 million, or basic and diluted earnings per share of $0.24, for the three months ended June 30, 2001. Comparing the second quarter of 2002 to the second quarter of 2001, the Company's core net revenue, comprised of net interest income, increased by $12.3 million, or 392%, to $15.5 million for the 2002 period from $3.1 million for the 2001 period. This increase in net interest income reflects the significant growth in the Company's interest earning assets and interest bearing liabilities. During the three months ended June 30, 2002, total interest and dividend income, net of amortization of premium and accretion of discounts increased by $21.8 million, or 243%, to $30.7 million from $9.0 million for the three months ended June 30, 2001. This increase reflects the significant growth in the Company's interest earning assets, which were primarily funded through the leveraging of new equity capital raised by the Company. The Company's average interest-earning assets for the three months ended June 30, 2002 were $2.8 billion, compared to $539.7 million for the second quarter of 2001. The increase in interest income generated by the growth in interest earning assets was partially offset by a decrease in the yield on interest earning assets to 4.40% from 6.56% for the comparable period in 2001 due to declining interest rates.

     The Company's interest expense on borrowed funds (i.e., repurchase agreements) increased by $9.4 million, or 162%, to $15.2 million for the three months ended June 30, 2002, compared to $5.8 million for the second quarter of 2001, reflecting the significant increase in borrowings. The increase in interest expense related to the volume increase of repurchase agreements was partially offset by a reduction in the average cost of funds, which decreased to 2.42% for the current quarter compared to 4.66% for the second quarter of 2001. The increase in borrowings was facilitated by the Company's increase in equity resulting from its five common stock offerings since the second quarter of 2001 and through June 30, 2002. Between June 27, 2001 and June 30, 2002, the Company issued approximately 36.2 million shares of its common stock through public offerings, which generated aggregate net proceeds of approximately $273.8 million of additional equity capital to invest and leverage. (See "Liquidity and Capital Resources", below.)

     Because the Company's interest bearing liabilities (i.e., repurchase agreements) reprice faster than its interest earning assets (primarily, hybrid
MBS), the declining interest rate environment that began during 2001 has benefited the Company. Comparing results for the second quarter of 2002 to the results for the second quarter of 2001, the Company's interest rate margin (i.e., annualized net interest and dividend income divided by average interest earning assets) was 2.33% compared to 2.21% and the net interest rate spread improved to 1.98% from 1.90%.

     Income from other investments increased by $141,000 for the three months ended June 30, 2002, compared to the second quarter of 2001. The Company's investment in multi-family apartment properties was intended to compliment the performance of its MBS portfolio, offering a degree of asset diversification. Given the significant growth of the Company's MBS portfolio during 2001 and 2002, these investments and their returns have become a relatively insignificant component of the Company's income, as the investments in real estate represented less than 1% of total assets as of June 30, 2002. However, gains and/or losses on the sale of any of these investments, if any, could significantly impact the results of operations for future periods.

     During the quarter ended June 30, 2002, the Company realized gains of $118,000 and losses of $284,000 on the sale of debt and equity securities and MBS. During the second quarter of 2001, the Company realized gains of $713,000 and 465,000 losses on the sale of securities.

     The Company's general and administrative expenses for the second quarter of 2002 reflect the Company's direct operating expenses following the Advisor Merger, as such the expenses incurred during the second quarter of 2001, at which time the Company was externally managed by the Advisor, are not comparative with those of the current period. Prior to January 1, 2002, the Company's general and administrative expenses were almost exclusively comprised of a base management fee and incentive fee to the Advisor, pursuant to a contract, both of which were formula driven. During the quarter ended June 30, 2001, the Company paid the Advisor total fees of $528,000. (See Note 3 to the Financial Statements.) During the quarter ended June 30, 2002, the Company incurred $1.3 million of operating expenses, of which $532,000 was attributable to employee compensation and benefits, with the remainder representing general corporate overhead, such as fees for professional services, including legal and accounting, rent on the Company's corporate headquarters, corporate insurance and miscellaneous other operating costs. During the third quarter of 2002, the Company will move into its new headquarters, as its current sublease will be terminated. The Company required additional space to accommodate its internal operations subsequent to the Advisor Merger. The Company expects the cost of its base rent to increase to by approximately $230,000 per year, commencing in the third quarter of 2002.

Six Month Period Ended June 30, 2002 Compared to the Six Month Period Ended June 30, 2001

     Due to the significant growth in the Company's assets as well as the completion of the Advisor Merger on January 1, 2002, the amount and components of the Company's income and expenses for the six months ended June 30, 2002 differ significantly from those for the six months ended June 30, 2001. In addition, significant non-recurring items are reflected in both the 2002 and 2001 periods. During the first quarter of 2002, the Company recognized a charge of $3.5 million against its debt securities portfolio due to an other-than-temporary decline in the market value of a corporate debt security. In addition, during the first half of 2001, the Company realized a gain of $2.6 million on the sale of an assisted living center; no such gain was realized during the first half of 2002. For tax purposes, the Company sets its dividend rates based on the Company's taxable income. Neither the charge against earnings for the other-than-temporary decline in value of the debt securities nor the gain on the sale of the assisted living center impacted the Company's taxable income because such gains/losses have not been realized for tax purposes.

     Net income increased to $23.7 million for the six months ended June 30, 2002, reflecting basic and diluted earnings per share of $.65, compared to net income of $6.3 million or $.71 per basic share ($.70 per diluted share) for the six months ended June 30, 2001. Comparing the first half of 2002 to the first half of 2001, the Company's core net revenue, comprised of net interest income, increased by $23.7 million, or 431%, to $29.2 million for the 2002 period from $5.5 million for the 2001 period. This increase in net interest income reflects the significant growth in the Company's balance sheet.

     Interest and dividend income for the current six-month period increased by $40.1 million, or 225%, from $17.9 million for the first half of 2001; interest expense increased by $16.4 million, or 133%, to $28.7 million for the compared with $12.3 million for the first six months of 2001. This increase reflects the significant increase in borrowings that was partially offset by a reduction in the cost of funds to 2.48% for the first half of 2002 from 5.14% for the first half of 2001. The $691,000 decrease in dividend income on corporate equity securities and interest income on corporate debt securities reflects the sale of these instruments, as management has continued to emphasize investing in MBS, its core investment asset. As of June 30, 2002, the Company had no investments in corporate equity securities, while the Company continued to hold only the corporate debt securities of Level 3 and RCN. Management monitors the performance of the Company's debt securities, and, while no decision to sell such securities has been made, these securities are designated as available-for-sale.

     Non-interest income decreased by $5.7 million, or 212%, reflecting the $2.6 million non-recurring gain realized during 2001 on the sale of an assisted living center and the $3.5 million other-than-temporary impairment charge recognized on corporate debt securities in 2002. These two items accounted for $6.1 million of the shift in total other income from a gain of $2.7 million for the six months ended June 30, 2001 to the loss of $3.0 million for the current comparative period. During the second quarter of 2002, the Company sold all of its remaining investments in corporate equity securities, and certain debt securities and MBS, realizing a net gain of approximately $248,000, compared with a loss of approximately $127,000 realized on sales of such assets during 2001.

     The $3.5 million impairment charge (which was recognized during the first quarter of 2002) represented a loss of $.095 per share for the six months ended June 30, 2002. This loss was entirely attributable to an investment in the corporate debt securities of Level 3. As of June 30, 2002, the Company had no investments in corporate equity securities and all of the Company's debt securities were designated as available-for-sale. Temporary changes in the market value of the Company's investments in debt securities are included as a component of stockholders' equity. Changes in the market value of the corporate debt securities will be reflected in the balance sheet and not flow through the income statement unless the Company determines that the bonds would be sold, in which case only unrealized losses would be realized and gains, if any, would be deferred until the securities are sold or redeemed.

     The Company's general and administrative expenses for the first six months of 2002 reflect the Company's direct operating expenses following the Advisor Merger, as such the expenses incurred during the comparable period in 2001, at which time the Company was externally managed by the Advisor, are not comparative with those of the current period. Prior to January 1, 2002, the Company's general and administrative expenses were almost exclusively comprised of a base management fee and incentive fee, both of which were formula driven payable to the Advisor. For the six months ended June 30, 2001, the Company paid the Advisor total fees of $1.5 million (See Note 3 to the Financial Statements.) During the six months ended June 30, 2002, the Company incurred $2.5 million of operating expenses, of which $1.3 million was attributable to employee compensation and benefits, with the remainder representing general corporate overhead, such as fees for professional services, including legal and accounting, rent on the Company's corporate headquarters, corporate insurance and miscellaneous other operating costs. During the third quarter of 2002, the Company will move into its new headquarters, and its current lease agreement terminated. The Company required additional space to accommodate its post Advisor Merger operations. (See Note 10(b) to the Financial Statements.)

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company primarily uses its funds to purchase MBS. In addition, to a lesser extent, the Company may invest in hedge instruments, such as the interest rate cap agreements. The Company may also purchase corporate debt and equity securities, although investments in these instruments have been reduced through sales during the first six months of 2002. The Company requires cash to pay dividends on its common stock and to fund its operating expenses.

     Borrowings under repurchase agreements totaled $3.1 billion as of June 30, 2002, compared to $1.85 billion at December 31, 2001. This increase in leverage was facilitated by the increase in the Company's capital as a result of the public stock offerings completed in January and June of 2002. The proceeds from the sale of the Company's common stock along with the incremental borrowings under repurchase agreements were primarily used to purchase adjustable-rate Agency MBS and AAA rated MBS. At June 30, 2002, the Company's repurchase agreements had a weighted average borrowing rate of 2.30%, on loan balances of between $8.0 million and $640.6 million. Since the first quarter of 2002, the Company has entered into repurchase agreements with terms to maturity of up to 18 months; prior to that time the maximum term to maturity was 12 months at inception of the loan. These agreements generally have original terms to maturity ranging from one month to 18 months and interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     On January 18, 2002, the Company issued 7,475,000 shares of its common stock, generating net proceeds of approximately $58.2 million in a public offering. In addition, on June 4, 2002, the Company issued 10,350,000 shares of its common stock generating net proceeds of approximately $88.8 million. As of June 30, 2002, the net proceeds of the January and June equity offerings were fully invested. At June 30, 2002 the Company's assets were leveraged at nine times tangible capital, which may be increased in the future. Following the completion of the June 2002 equity offering, the Company had $80.1 million remaining on the shelf registration statement filed with the SEC on September 25, 2001 relating to $300 million of its common stock and preferred stock.

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

     During the six months ended June 30, 2002, principal payments on MBS generated cash of approximately $536.5 million and operations provided a net of $33.3 million in cash. In addition, during the first half of 2002, the Company received proceeds of $4.8 million from the sale of corporate debt and equity securities and $4.5 million from the sale of MBS.

     During the first half of 2002, as part of its core investing activities, the Company acquired $2.0 billion of MBS, all of which were either Agency or AAA rated adjustable rate or hybrid MBS. Other uses of funds during the six-month period included payments of $18.6 million for dividends declared on the Company's common stock.

     In order to reduce interest rate risk exposure on a portion of the Company's LIBOR-based repurchase agreements, the Company enters into interest rate cap agreements. During the six-month period ended June 30, 2002, the Company entered into eight Cap Agreements, with an aggregate premium cost of $2.9 million. A Cap Agreement will generate cash payments if the market interest rate specified in the Cap Agreement (i.e., LIBOR) increases beyond the strike rate specified in the Cap Agreement. The timing and amount of such cash flows on the Company's Cap Agreements, if any, cannot be predicted.

     The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. Margin calls on the Company's repurchase agreement collateral are generally expected, as the value of the MBS securing repurchase agreements decline as the principal value of the MBS is reduced through scheduled amortization and prepayments. At the time a repurchase agreement rolls, the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

     The Company believes it has adequate financial resources to meet its obligations as they come due and to fund committed dividends as well as to actively pursue its investment policies. However, should market interest rates suddenly spike, margin calls due to a decline in the market value of the MBS collateralizing the Company's repurchase agreements could result, causing an adverse change in the Company's liquidity position.

                                  OTHER MATTERS

     The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e., "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 2002, the Company determined that it was in and has maintained compliance with this requirement.

                                    INFLATION

     Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. The Company's financial statements are prepared in accordance with GAAP and our dividends are based upon our net income as calculated for tax purposes; in each case, our activities and statements of financial condition (i.e., balance sheets) are measured with reference to historical cost or fair market value without considering inflation.

                           FORWARD LOOKING STATEMENTS

     When used in this Quarterly Report on Form 10-Q, in future SEC filings, or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions.

     These forward-looking statements are subject to various risks and uncertainties, including, but not limited to: increases in the prepayment rates on the mortgage loans securing the Company's MBS; changes in short-term interest rates; the Company's ability to use borrowings to finance its assets; risks associated with investing in real estate, including changes in business conditions and the general economy; changes in government regulations affecting the Company's business; and the Company's ability to maintain its qualification as a REIT for federal income tax purposes. These risks, uncertainties and factors could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2002, the weighted average term to repricing of the Company MBS portfolio was approximately 20 months, with approximately 35% of MBS repricing within the next 12 months, 12% repricing within 12 to 24 months and 53% repricing within 24 to 36 months. The repurchase agreements funding these assets, which range in term from one to 18 months at origination, had a weighted average term to maturity of approximately seven months as of June 30, 2002.

     The Company entered into Cap Agreements with an aggregate notional amount of $200 million during the six months ended June 30, 2002. These agreements are intended to serve as a hedge against future rate increases in interest rates on the Company's LIBOR-based repurchase agreements. The Company had interest rate Cap Agreements totaling $250.0 million as of June 30, 2002. (See Note 8 to the Financial Statements.)

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

Item 2. Changes in Securities and Use of Proceeds.

     On May 31, 2002, the Company issued an aggregate of 4,268 restricted shares of common stock to its four non-employee directors in partial payment of the annual retainer paid by the Company to such directors. Each applicable non-employee director was entitled to a payment equal to the number of restricted shares of common stock determined by dividing $10,000 by the closing sale price of the common stock on the New York Stock Exchange on May 31, 2002, which was $9.38. These restricted shares of common stock were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereunder.

     On May 23, 2002, the Company issued 1,064 restricted shares of common stock to a former non-employee director as additional compensation in recognition of services provided to the Company by such director. The amount of such payment was equal to the number of restricted shares of common stock determined by dividing $10,000 by the closing sale price of the common stock on the New York Stock Exchange on May 22, 2002, which was $9.40. These restricted shares of common stock were issued in a private transaction exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereunder.

Item 4. Submission of Matters to Vote of Securities Holders.

     The Company held its Annual Meeting of Stockholders on May 23, 2002 in New York, New York for the purpose of (i) electing two directors as the Class I Directors on the Board and (ii) ratifying the appointment of PricewaterhouseCoopers LLP as its auditors for 2002. The following sets forth the results of the election of directors:

Name of Nominee                 For                  Withheld
---------------                 ---                  --------

Michael B. Yanney    30,839,084    (98.65%)      420,752    (1.35%)
Stephen R. Blank     30,934,628    (98.96%)      325,207    (1.04%)

     There was no solicitation in opposition to the nominees by the Stockholders.

     The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2002 was approved by the stockholders with 30,819,945 votes "For" (or 98.6%), 320,104 votes "Against" (or 1.0%) and 119,786 votes "Abstained or Broker Non-Votes" (or 0.4%).

     Further information regarding these matters is contained in the Company's Proxy Statement, dated April 17, 2002.

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

3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

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

10.9 Third Addendum to Employment Agreement of William S. Gorin, dated October 15, 2001 (incorporated herein by reference to the Form 10-K, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

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

10.13 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K on June 4, 2002 disclosing certain information under Item 5 "Other Events" relating to the Company's June 2002 public offering of common stock.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 24, 2002                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.


                                        By /s/ Stewart Zimmerman
                                          --------------------------------------
                                          Stewart Zimmerman
                                          President and Chief Executive Officer


                                        By /s/ William S. Gorin
                                          --------------------------------------
                                          William S. Gorin
                                          Executive Vice President Chief
                                          Financial Officer/Treasurer
                                          (Principal Accounting Officer)