Form 10-Q
period 2002-09-30
MFA MORTGAGE INVESTMENTS
filed 2002-10-28
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number: 1-13991

                         MFA MORTGAGE INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                                -----------------

                   Maryland                                      13-3974868
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

350 Park Avenue, 21st Floor, New York, New York                    10022
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 207-6400

                                -----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      46,269,949 shares of Common Stock, $0.01 par value, were outstanding as of October 28, 2002.

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I
                              Financial Information

Item 1.   Financial Statements

          Statements of Financial Condition as of September 30, 2002
          (Unaudited) and December 31, 2001...............................     1

          Statements of Operations (Unaudited) for the Three and Nine
          Months Ended September 30, 2002 and September 30, 2001..........     2

          Statements of Changes in Stockholders' Equity (Unaudited)
          for the Nine Months Ended September 30, 2002,...................     3

          Statements of Cash Flows (Unaudited) for the Nine Months
          Ended September 30, 2002 and September 30, 2001.................     4

          Notes to the Financial Statements (Unaudited)...................     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......    24

Item 4.   Controls and Procedures.........................................    26

                                     PART II
                                Other Information

Item 1.   Legal Proceedings...............................................    27

Item 2.   Changes in Securities and Use of Proceeds.......................    27

Item 6.   Exhibits and Reports on Form 8-K................................    27

Signatures................................................................    29

Certifications............................................................    30

                         MFA MORTGAGE INVESTMENTS, INC.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                 September 30,   December 31,
(In Thousands, Except Share and per Share Amounts)                   2002            2001
                                                                 -------------   ------------
                                                                  (Unaudited)
Assets:
  Mortgage backed securities ("MBS")                              $ 3,446,534     $ 1,926,900
  Cash and cash equivalents                                           112,839          58,533
  Restricted cash                                                          --          39,499
  Corporate debt securities                                                --           9,774
  Corporate equity securities                                              --           4,088
  Accrued interest and dividends receivable                            19,813          12,340
  Other investments                                                     9,625           9,800
  Interest rate cap agreements                                            934             513
  Goodwill, net                                                         7,189           7,189
  Prepaid and other assets                                              1,985             297
                                                                  -----------     -----------
                                                                  $ 3,598,919     $ 2,068,933
                                                                  ===========     ===========

Liabilities:
  Repurchase agreements                                           $ 3,197,135     $ 1,845,598
  Accrued interest payable                                             16,114          11,387
  Dividends payable                                                    14,951           7,718
  Accounts payable                                                        839             606
                                                                  -----------     -----------
                                                                    3,229,039       1,865,309
                                                                  -----------     -----------

Commitments and contingencies (Note 10)

Stockholders' Equity:
  Common stock, $.01 par value; 375,000,000 shares authorized,
     46,269,949 and 28,348,601 issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively               462             283
  Additional paid-in capital                                          359,887         212,536
  Accumulated deficit                                                 (12,506)        (13,704)
  Accumulated other comprehensive income                               22,037           4,509
                                                                  -----------     -----------
                                                                      369,880         203,624
                                                                  -----------     -----------
                                                                  $ 3,598,919     $ 2,068,933
                                                                  ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS

                                                              Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                              2002         2001         2002         2001
                                                            --------     --------     --------     --------
(In Thousands, Except per Share Amounts)                                      (Unaudited)
Interest and Dividend Income:
MBS income                                                  $ 36,672     $ 15,937     $ 93,458     $ 32,113
Corporate debt securities income                                 181          361          791        1,261
Dividend income                                                   --          129           39          569
Interest income on temporary cash investments                    178          261          706          598
                                                            --------     --------     --------     --------
     Total Interest and Dividend Income                       37,031       16,688       94,994       34,541
                                                            --------     --------     --------     --------

Interest Expense on Borrowed Funds                            17,830       10,276       46,560       22,626
                                                            --------     --------     --------     --------

     Net Interest and Dividend Income                         19,201        6,412       48,434       11,915
                                                            --------     --------     --------     --------

Other Income (Loss):
Income and gains (losses) from other investments                 (52)         229          139        3,174
Net gain (loss) on sale of investment securities                (363)        (124)        (115)        (375)
Other-than-temporary impairment on investment securities          --           --       (3,474)          --
                                                            --------     --------     --------     --------
     Total Other Income                                         (415)         105       (3,450)       2,799
                                                            --------     --------     --------     --------

General and Administrative Expenses                            1,446        1,430        3,930        3,336
                                                            --------     --------     --------     --------

     Net Income                                             $ 17,340     $  5,087     $ 41,054     $ 11,378
                                                            ========     ========     ========     ========

Income per Share:
Net income per share - basic                                $   0.37     $   0.27     $   1.03     $   0.92
Weighted average shares outstanding - basic                   46,257       19,035       39,801       12,331

Net income per share - diluted                              $   0.37     $   0.27     $   1.03     $   0.92
Weighted average shares outstanding - diluted                 46,346       19,148       39,913       12,425

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Nine Months Ended
                                                                    September 30, 2002
                                                                    ------------------
                                                                        (Unaudited)
(In Thousands, Except per Share Data)
Common Stock (Par Value $.01):
Balance at December 31, 2001                                             $     283
  Issuance of common stock, par value                                          179
                                                                         ---------
Balance at September 30, 2002                                                  462
                                                                         ---------

Additional Paid-in Capital:
Balance at December 31, 2001                                               212,536
  Issuance of common stock, net of offering expenses                       146,789
  Exercise of common stock options                                             438
  Issuance of common stock to directors                                         60
  Compensation expense for 1997 stock option plan                               64
                                                                         ---------
Balance at September 30, 2002                                              359,887
                                                                         ---------

Accumulated Deficit:
Balance at December 31, 2001                                               (13,704)
  Net income                                                                41,054
  Cash dividends declared                                                  (39,856)
                                                                         ---------
Balance at September 30, 2002                                              (12,506)
                                                                         ---------

Accumulated Other Comprehensive Income:
Balance at December 31, 2001                                                 4,509
  Unrealized gain on available-for-sale securities during period, net       19,978
  Unrealized loss on interest rate cap agreements                           (2,450)
                                                                         ---------
Balance at September 30, 2002                                               22,037
                                                                         ---------

Total Stockholders' Equity                                               $ 369,880
                                                                         =========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                     September 30,   September 30,
(In Thousands)                                                                           2002            2001
                                                                                     -------------   ------------
                                                                                              (Unaudited)
Cash Flows From Operating Activities:
  Net income                                                                          $    41,054     $    11,378
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Net (gain) loss  on sale of investment securities/other investments                         115          (2,507)
  Other-than-temporary impairment recognized on corporate
   investment securities                                                                    3,474             124
  Amortization of premium on investments                                                   18,833           2,353
  Amortization of goodwill                                                                     --             150
  Increase in interest receivable                                                          (7,473)         (5,187)
  (Increase) decrease in prepaid and other assets and other                                (1,564)            206
  Increase in accounts payable                                                                233             593
  Increase in accrued interest payable                                                      4,727           4,299
                                                                                      -----------     -----------
    Net cash provided by operating activities                                              59,399          11,409
                                                                                      -----------     -----------

Cash Flows From Investing Activities:
  Principal payments on MBS                                                               850,559         147,874
  Proceeds from sale of MBS                                                                 4,540           5,544
  Proceeds from sale of corporate debt securities                                           5,664           2,516
  Proceeds from sale of corporate equity securities                                         3,947           5,143
  Purchases of MBS                                                                     (2,372,925)     (1,040,452)
  Purchases of corporate equity securities                                                     --            (392)
  Decrease (increase) in other investments, excluding reinvested real estate gains            175            (196)
                                                                                      -----------     -----------
    Net cash used in investing activities                                              (1,508,040)       (879,963)
                                                                                      -----------     -----------

Cash Flows From Financing Activities:
  Decrease (increase) in restricted cash                                                   39,499         (10,503)
  Purchases of interest rate cap agreements                                                (2,872)             --
  Net increase in borrowings through repurchase agreements                              1,351,537         832,351
  Net proceeds from common stock offering                                                 146,968          67,088
  Proceeds from exercise of stock options                                                     438              --
  Dividends paid                                                                          (32,623)         (6,343)
                                                                                      -----------     -----------
    Net cash provided by financing activities                                           1,502,947         882,593
                                                                                      -----------     -----------

Net decrease in unrestricted cash and cash equivalents                                     54,306          14,039
Cash and cash equivalents at beginning of period                                           58,533           8,400
                                                                                      -----------     -----------
Cash and cash equivalents at end of period                                            $   112,839     $    22,439
                                                                                      ===========     ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                              $    41,833     $    18,327
                                                                                      ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Organization

      MFA Mortgage Investments, Inc. (the "Company" or "MFA"), formerly known as America First Mortgage Investments, Inc., was incorporated in Maryland on July 24, 1997. The Company began operations on April 10, 1998 when it merged with three partnerships (the "1998 Merger"), America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("Prep Fund 1"), America First Prep Fund 2 Limited Partnership ("Prep Fund 2") and America First Prep Fund 2 Pension Series Limited Partnership ("Pension Fund"), collectively referred to as the "Prep Funds".

      The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

      From the time of its inception through December 31, 2001, the Company was externally advised by America First Mortgage Advisory Corporation (the "Advisor"), pursuant to an advisory agreement between the parties (the "Advisory Agreement"). During the period the Company was externally managed, it had no employees of its own and relied on the Advisor to conduct its business and operations.

      Pursuant to the consummation of the stockholder approved merger between the Company and the Advisor (the "Advisor Merger"), the Company and the Advisor merged on January 1, 2002. As a result of the Advisor Merger, the Company became self-advised commencing January 1, 2002 and thereafter has directly incurred the cost of all overhead necessary to operate the Company. For accounting purposes, the Advisor Merger was not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" as superceded by FAS 141 and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill. An expense of $12,539,000 was incurred in connection with the Advisor Merger, of which $11,266,000 represented the market value of the 1,287,501 common shares the Company issued in the transaction. (See Note 3.)

      Effective August 13, 2002, the Company changed its name to MFA Mortgage Investments, Inc. from America First Mortgage Investments, Inc. in order to more clearly reflect its independent status and identity as a self-advised REIT.

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2002 and results of operations for all periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      As more fully discussed in Note 7, the Company has investments in corporations and real estate limited partnerships, as a limited partner, which are accounted for under the equity method. Through September 30, 2002, the Company did not legally control any of the properties.

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

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      (b) Credit Risk and Declines in Market Value

      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are guaranteed as to principal and interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae and Freddie Mac ("Agency MBS") or rated in one of the two highest rating categories by at least one nationally recognized rating agency. The remainder of the Company's assets may be investments in: (i) multi-family apartment properties; (ii) limited partnerships, REITs or preferred stock of real estate related corporations or
(iii) other fixed-income instruments, such as corporate debt securities, that provide increased call protection relative to the Company's MBS portfolio. Corporate debt that is rated below investment-grade will be limited to less than 5% of the Company's total assets. Agency and AAA rated MBS, substantially all of which were adjustable rate MBS ("ARM-MBS"), comprised approximately 96% and 93% of the Company's total assets at September 30, 2002 and December 31, 2001, respectively. The Company did not have an allowance for credit losses at September 30, 2002 or December 31, 2001.

      A decline in the market value of any of the Company's investment securities that is considered by management to be other-than-temporary would result in the Company reducing the cost basis of the specific security through a corresponding charge against earnings. Losses related to other-than-temporary declines in market value are determined based on management's review and interpretations of various factors. Management considers various criteria in assessing whether and to what extent an other-than-temporary impairment exists, including the expected cash flows, credit quality of the underlying mortgages, debtor, or investee entity, as applicable. Credit protection available to the related mortgage pool for MBS and various other market information available, including analysts assessments, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security may also be considered. Because management's assessments are based on factual as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes a material estimate, that is susceptible to a significant change. (See Note 5.)

      (c) MBS, Corporate Debt Securities and Corporate Equity Securities

      Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires that investments in securities be designated as either "held-to-maturity," "available-for-sale" or "trading" at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

      Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to facilitate future liquidity. As of September 30, 2002, all of the Company's investments in MBS were classified as available-for-sale. The Company had no investments in corporate equity or debt securities as of September 30, 2002.

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

      The Company's assets are comprised primarily of ARM-MBS, which include "hybrid-MBS", issued through Ginnie Mae, Fannie Mae or Freddie Mac. The hybrid MBS in which the Company invests have a fixed interest rate for an initial period, which generally does not extend beyond 36 months, and thereafter typically convert into a one-year adjustable interest rate for the remaining term to maturity.

      Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized into interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      (d) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

      (e) Restricted Cash

      The Company's restricted cash represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reductions on the MBS reflecting scheduled amortization and prepayments. At the time a repurchase agreement rolls (i.e., matures or reprices), the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

      (f) Other Investments

      Other investments include indirect investments in six multi-family rental properties. The investments are indirectly held through either investments in
(i) non-voting preferred stock of corporations or (ii) limited partnership interests. Other investments, which are accounted for under the equity method, were acquired as part of the 1998 Merger. Certain of the properties that the Company received in the 1998 Merger were subsequently exchanged for other properties through non-taxable exchanges, known for tax purposes as a "Section 1031 exchange."

      Certain of the investments have a zero net carrying value and in some cases are generating operating losses after depreciation. . Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property entities, nor has it indicated any commitment to provide this support. Earnings from such properties are recorded only to the extent that operating distributions are received. Each of the properties in which the Company has indirect interests is mortgaged, with the underlying investment properties serving as collateral. The Company has no liability for the mortgage loans, since (1) the Company's investment is as a limited partner or a member of a limited liability company and (2) the mortgages have non-recourse provisions, such that they are secured only to the extent of the mortgaged property.

      (g) Derivative Financial Instruments - Interest Rate Cap Agreements

      The Company utilizes interest rate cap agreements ("Cap Agreements"), which are derivative instruments, for the purpose of managing interest rate risk. The Company has not entered, nor does it anticipate entering, into derivative transactions for speculative or trading purposes.

      In accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. To qualify for hedge accounting, at the inception of a Cap Agreement, the Company must anticipate that the hedge will be highly effective in limiting the Company's cost beyond the Cap Agreement threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap Agreement. As long as the hedge remains effective, changes in fair value are included in the accumulated other comprehensive income component of stockholders' equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, on a fair value basis. Payments received in connection with the Cap Agreement will be reported as a reduction to interest expense, net of premium amortization. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense for the ineffective portion of the Cap Agreement. The maximum cost related to each of the Company's Cap Agreements is limited to the original purchase price (i.e., the premium) of each such instrument. In order to limit credit risk associated with purchased Cap Agreements, the Company only enters into Cap Agreements with financially sound institutions, whose parent or holding company's long-term debt is rated "A" or better by at least one nationally recognized rating agency.

      In order to continue to qualify for, and to apply, hedge accounting, the Cap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the strike date, whether the Cap Agreement is expected to be effective. If during the term of the Cap Agreement the Company determines that a Cap Agreement is not effective or that a Cap Agreement is not expected to be effective, the ineffective portion of the Cap Agreement will no longer qualify for hedge accounting and, accordingly, subsequent changes in its fair value will be reflected in earnings. (See Note 8.)

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      (h) Repurchase Agreements

      The Company finances the acquisition of its MBS through repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure the loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require that the Company pledge additional assets to the lender in the event the market value of the existing pledged collateral declines, which is often the case as the principal balance of collateral (i.e., MBS) and corresponding market value decrease through scheduled amortization and prepayments. Through September 30, 2002, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged securities.

      The Company enters into repurchase agreements that generally range from one month to 18 months in duration. Should a lender decide not to renew a particular agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and could have an unsecured claim against the lender's assets. To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one of the nationally recognized rating agencies, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met. In the event an existing lender is downgraded below "A," the Company is required to obtain approval from the Company's board of directors before renewing or entering into additional repurchase agreements with that lender. The Company generally aims to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of September 30, 2002, the Company had repurchase agreements with 12 separate lenders with a maximum loan amount of $581.2 million and a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of approximately $38.5 million. (See Note 9.)

      (i) Stock Based Compensation

      The Company's policy is to apply the intrinsic method of Accounting Principles Bulletin No. 25 ("APB 25") for options issued to its direct employees and independent directors. Under the intrinsic method, no compensation expense is recorded when options are issued with an exercise price equal to the market price of the underlying security. The Company has not granted stock options since 1998.

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

      As of September 30, 2002, the Company had an aggregate of $6.5 million of long-term capital losses for tax purposes, which can only be used to offset long-term capital gains.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      (k) Earnings per Common Share ("EPS")

      Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding are adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares, which include the common stock options issued to employees and directors, are calculated assuming that all dilutive common stock options (i.e., options on which the exercise price is below the market price of the Company's common stock during the period) are exercised and the proceeds are used to buy back shares of the Company's outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of diluted earnings per share for any period in which their inclusion would be antidilutive. In addition, no common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 12.)

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

      (m) Adoption of New Accounting Standards

      In July 2001, the FASB issued FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. Pursuant to FAS 142 goodwill is no longer amortized, but instead is tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,189,000. The Company's adoption of FAS 142 on January 1, 2002 did not have a material effect on the Company's financial statements. The Company recognized goodwill amortization of $50,000 and $150,000 for the three month and nine-month periods ended September 30, 2001, respectively.

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

      On April 30, 2002, the FASB issued FASB Statement No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both FASB Statement No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to FAS 4, FASB Statement No. 64 ("FAS 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." While early adoption of FAS 145 is encouraged, certain provisions of FAS 145 are effective for fiscal periods beginning after May 15, 2002, while other provisions of FAS 145 are effective for transactions occurring after May 15, 2002. The Company's early adoption of FAS 145 in its entirety did not have a material impact on the Company's financial statements.

      (n) New Accounting Pronouncements

      In June 2002, the FASB issued FASB Statement No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 specifies, among other things, that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6 is met. The provisions of FAS 146 are effective for exit or disposal activities that are initialed after December 31, 2002, with early application encouraged. The Company's adoption of FAS 146 on January 1, 2003 is not expected to have a material impact on the Company's financial condition or results of operations.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In October 2002, the FASB issued Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions" ("FAS 147") which clarifies the accounting treatment for acquisitions of financial institutions. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. FAS 147 is effective on October 1, 2002. The Company's adoption of FAS 147 is not expected to have a material impact on the Company's financial statements.

      (o) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Advisor Merger and Other Related Party Transactions

      (a) Advisor Fees and Advisor Merger

      From the time of the 1998 Merger through December 31, 2001, the Advisor managed the operations and investments of the Company and performed administrative services for the Company. Prior to the Advisor Merger, the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of stockholders' equity of the Company, plus 0.80% per annum of the portion of stockholders' equity of the Company above $300 million. The Company also paid the Advisor an incentive fee for each calendar quarter equal to 20% of the dollar amount by which the annualized return on equity for such quarter exceeded the amount necessary to provide an annualized return on equity equal to the Ten-Year U.S. Treasury rate plus 1%. For the three and nine months ended September 30, 2001, the Company paid the Advisor a base management fee of $395,000 and $875,000, respectively, and incentive fees of $743,000 and $1,753,000, respectively. Included in the $1,753,000 fee for the nine months ended September 30, 2001 was $511,000 attributable to a $2.6 million gain on the sale of a property that closed during the first quarter of 2001.

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

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      (b) Property Manager

      America First Properties Management Company L.L.C. (the "Property Manager"), which is a wholly owned subsidiary of AFC, provides property management services for the multi-family properties in which the Company has an interest. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the Company's properties under management, ranging from 3.5% to 4% of gross revenues, which are considered in line with market terms for such services. The Property Manager was paid fees of approximately $103,000 and $316,000 for the quarter and year to date period ended September 30, 2002, respectively, and $108,000 and $327,000 for the quarter and year to date period ended September 30, 2001, respectively, for managing the properties in which the Company has interests.

      (c) Investments in Corporate Debt Securities

      As of September 30, 2002, the Company had no investments in corporate debt securities, as all such securities remaining were sold during the quarter ended September 30, 2002. The Company had previously held corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000, and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. Mr. Yanney, the Chairman of the Company's Board of Directors, is a board member for both RCN and Level 3. One of the Company's Directors, W. David Scott, is the son of the individual who is the Chairman of both Level 3 and RCN. During the quarter ended September 30, 2002, the Company realized an aggregate net loss on the sale of the RCN and Level 3 securities of $363,000, comprised of gross gains of $928,000 on the sale of Level 3 securities and gross losses of $1,291,000 million on the sale of RCN securities. The Company had recognized an other-than-temporary impairment charge of $2,453,000 against the RCN securities in the fourth quarter of 2001 and $3,474,000 against the Level 3 securities during the first quarter of 2002. (See Note 5.)

      (d) Investment in Retirement Centers Corporation

      Since 1998, the Company has held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in Retirement Centers Corporation ("RCC"), an entity formed following the 1998 Merger, which indirectly holds two rental income properties. (See Note 7.) Through September 30, 2002, Mr. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, held all of the voting common stock of RCC, representing 5% of the ownership and economic interest in RCC. Mr. Gorin also serves as a director of RCC.

      On October 1, 2002, the Company entered into an agreement with Mr. Gorin to purchase 100% of the voting common stock held by Mr. Gorin, representing a 5% economic interest and 100% controlling interest in RCC, for $260,000. The purchase price was based on the estimated value of the underlying properties, as determined by independent appraisers, net of the related mortgage indebtedness. As a result of the purchase of common shares, the Company now holds all of the outstanding securities of RCC.

4. Mortgage Backed Securities

      As of September 30, 2002 and December 31, 2001, all of the Company's MBS were classified as available-for-sale and, as such, were carried at their estimated fair value. The following table presents the carrying value of the Company's MBS as of September 30, 2002 and December 31, 2001.

                                         September 30,    December 31,
                                             2002             2001
                                         -------------    ------------
               (In Thousands)
               Fannie Mae Certificates     $2,017,178      $1,228,095
               Ginnie Mae Certificates          6,032          12,266
               Freddie Mac Certificates     1,210,670         472,908
               Commercial/multi-family         11,631          11,486
               Non-agency AAA                 201,023         202,145
                                           ----------      ----------
                                           $3,446,534      $1,926,900
                                           ==========      ==========

      At September 30, 2002 and December 31, 2001, the Company's portfolio of MBS consisted of pools of adjustable rate MBS with carrying values of approximately $3,439,727,000 and $1,915,380,000, respectively, and fixed rate MBS with carrying values of approximately $6,807,000 and $11,520,000, respectively.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Fannie Mae MBS: Fannie Mae MBS are certificates issued by Fannie Mae that are backed by pools of single-family and multi-family mortgage loans. Fannie Mae guarantees to the registered holders of its certificates that it will distribute amounts representing principal and interest on the mortgage loans in the pool underlying its certificates, and the full payment amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the U.S. Government. If Fannie Mae were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

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

      Freddie Mac MBS: Freddie Mac MBS are certificates issued by Freddie Mac that are backed by pools of mortgage loans. Freddie Mac guarantees to the holders of its certificates the timely payment of interest and the ultimate payment of all principal on each holder's pro rata share of the unpaid balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy its obligations, distributions to holders of its certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of its certificates would be affected by delinquent payments and defaults on these mortgage loans.

      Commercial/multi-family MBS: The Company's investments in commercial/multi-family MBS are comprised of privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. These securities are not guaranteed by the U.S. Government or any of its agencies. As of September 30, 2002 and December 31, 2001, all the Company's investments in commercial/multi-family MBS were rated "AAA" by at least one nationally recognized rating agency.

      Non-Agency "AAA"MBS: Non-Agency "AAA" MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency "AAA" MBS are rated as such by at least one nationally recognized rating agency. "AAA" is the highest rating given by bond rating agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. Government or any of its agencies.

      The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of MBS as of September 30, 2002 and December 31, 2001:

                                         September 30,    December 31,
                                              2002           2001
                                         -------------    ------------
               (In Thousands)
               Current face cost          $ 3,349,763     $ 1,885,869
               Premium                         73,056          37,544
               Discount                          (540)            (79)
               Gross unrealized gains          25,574           8,339
               Gross unrealized losses         (1,319)         (4,773)
                                          -----------     -----------

               Fair value                 $ 3,446,534     $ 1,926,900
                                          ===========     ===========

5. Corporate Debt Securities

      As of September 30, 2002, the Company had no remaining investments in corporate debt securities. The corporate debt securities previously held by the Company were comprised of "non-investment grade," "high yield securities." Corporate debt securities, which are not guaranteed by the U.S Government or any of its agencies, are subject to substantially greater credit risk than is the Company's core investment portfolio, which is comprised primarily of Agency MBS. As such, in addition to the market value impact related to changes in interest rates, corporate debt securities are also affected by, among other things, changes in the financial condition of the debtor, general market and economic conditions.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      During the quarter ended September 30, 2002, the Company sold all of its remaining investments in corporate debt securities, realizing an aggregate net loss of $363,000, comprised of gross gains of $928,000 and gross losses of $1,291,000. The Company had previously recognized impairment charges on its investments in corporate debt securities equal to: (i) $3,474,000 on its Level 3 securities during the first quarter of 2002 and (ii) $2,453,000 on its RCN securities during the fourth quarter of 2001. During the second quarter of 2002, the Company had designated all of its investments in corporate debt securities as available-for-sale, due to changes in the risk profile of the issuer.

      The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company's corporate debt securities by investment strategy classification as of December 31, 2001.

                                                      December 31,
                                                         2001
                                                      ------------

          (In Thousands)
          Held-to-maturity securities:
          Amortized cost/carrying value                 $ 7,627
          Gross unrealized gains                             --
          Gross unrealized losses                        (3,439)
                                                        -------
          Estimated fair value                          $ 4,188
                                                        =======

          Available-for-sale securities:
          Amortized cost, as adjusted                   $ 2,147
          Gross unrealized gains                             --
          Gross unrealized losses                            --
                                                        -------
          Estimated fair value/carrying value           $ 2,147
                                                        =======

          Corporate Debt Securities -carrying value:
          Held-to-maturity securities                   $ 7,627
          Available-for-sale securities                   2,147
                                                        -------
                                                        $ 9,774
                                                        =======

6. Corporate Equity Securities

      The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate equity securities as of December 31, 2001. The Company had no investments in corporate equity securities as of September 30, 2002.

                                                  December 31,
                                                      2001
                                                  ------------
              (In Thousands)
              Cost                                   $3,378
              Gross unrealized gains                    710
              Gross unrealized losses                    --
                                                     ------
              Carrying value/Estimated fair value    $4,088
                                                     ======

      The Company sold all of its investments in corporate equity securities during the first six months of 2002, realizing net gains of $569,000.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. Other Investments

      Other investments consisted of the following as of September 30, 2002 and December 31, 2001:

                                                    September 30,   December 31,
                                                        2002           2001
                                                    -------------   ------------
(In Thousands)
Investment in and advances to RCC                      $5,328         $5,572
Investments in and advances to real estate limited
  partnerships and qualified REIT subsidiary            4,297          4,228
                                                       ------         ------
                                                       $9,625         $9,800
                                                       ======         ======

      As of September 30, 2002 and December 31, 2001, the Company had net indirect investments of $9,625,000 in six multi-family rental properties. These investments were held primarily through limited partnership interests and preferred stock holdings in various entities. As of September 30, 2002, an aggregate of approximately $47.9 million of non-recourse mortgage loans were secured by the underlying investment properties. (See below and Note 3(d).)

      Income from the Company's other investments was as follows for the three and nine-month periods ended September 30, 2002 and 2001:

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           2002       2001      2002      2001
                                          ------     ------    ------    ------
(In Thousands)
Gains on sale of underlying properties    $   --     $   --    $   --    $2,757
Equity earnings (loss), net                  (52)       229       139       417
                                          ------     ------    ------    ------
                                          $  (52)    $  229    $  139    $3,174
                                          ======     ======    ======    ======

Retirement Center Corporation

      Through September 30, 2002, the Company owned 100% of the non-voting preferred stock in RCC, which represented a 95% economic interest. The Company accounted for its investment in RCC using the equity method. On October 1, 2002, the Company entered into an agreement to purchase 100% of the voting common stock in RCC, representing the remaining 5% economic interest. (See Note 3(d)).

      As of September 30, 2002, RCC had (i) an indirect controlling interest in a 128-unit apartment property located in Omaha, Nebraska, known as the "Greenhouse," which was acquired on January 12, 2000 and (ii) an indirect 88.3% interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also indirectly holds the remaining 11.7% undivided interest in the Lawrenceville, Georgia property. In December 2000, the Company loaned Greenhouse Holding LLC (which holds the Greenhouse property), $437,000 to fund building renovations. This non-amortizing loan, which was originally scheduled to mature on July 31, 2002, was extended until December 31, 2002. This is included in the above table in the Company's investment in and advances to RCC.

      As of December 31, 2000, RCC owned a limited partnership interest in a real estate limited partnership, which operated an assisted living center located in Salt Lake City, Utah. On January 2, 2001, the limited partnership, which owned the assisted living center, was liquidated with RCC receiving an undivided interest in the net assets of such partnership. RCC then sold its undivided interest in the net assets of this assisted living center. Such sale contributed approximately $2,063,000 ($2,574,000 less a related incentive fee of approximately $511,000 reflected in other general and administrative expense) to the Company's net income for the nine months ended September 30, 2001. The proceeds of such sale were utilized by RCC to acquire its indirect interest in the 192-unit apartment property in Lawrenceville, Georgia on January 18, 2001 as discussed above.

      On October 1, 2002, the Company entered into a purchase and sale agreement with Mr. Gorin to purchase 100% of the RCC common stock, representing a 5% economic and 100% controlling interest in RCC, held by Mr. Gorin for $260,000, The purchase price was based on the estimated value of the underlying properties indirectly held by RCC, as determined by independent appraisers, net of the related mortgage indebtedness. As a result of this transaction, the Company now holds all of the outstanding securities of RCC.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Real Estate Limited Partnerships and Qualified REIT Subsidiary

      Other investments include investments in and advances made to certain real estate limited partnerships, some of which were acquired as part of the 1998 Merger, and a Qualified REIT Subsidiary ("QRS"). Certain of the underlying properties have been exchanged for other properties through a non-taxable exchange, known for tax purposes as a "Section 1031 exchange." Through September 30, 2002, the investments in or advances made to the limited partnerships and the QRS were accounted for under the equity method of accounting. Certain of the investments have a zero carrying value and, as such, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support.

8. Interest Rate Cap Agreements

      The Company only enters into Cap Agreements with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one nationally recognized rating agency, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the initial cost of entering into the Cap Agreement.

      As of September 30, 2002, the Company had nine Cap Agreements with an aggregate notional amount of $250 million which were purchased to hedge against increases in interest rates on its anticipated future 30-day term repurchase agreements. The following table presents information about the Company's Cap Agreements as of September 30, 2002:

                             Weighted      Weighted                                      Estimated
                              Average      Average                                         Fair            Gross
                              Active     Libor Strike    Notional      Unamortized     Value/Carrying    Unrealized
                              Period       Rate (1)       Amount         Premium           Value            Loss
(Dollars in Thousands)       --------    ------------    --------      -----------     --------------    ----------
Months until active:
Within six months            24 Months      5.750%       $ 50,000         $  350           $  60          $  (290)
Six to nine months               --            --              --             --              --               --
Nine to 12 months            18 Months      4.750         100,000          1,486             324           (1,162)
12 to 24 months              18 Months      4.500         100,000          1,386             550             (835)
                                                         --------         ------           -----          -------
Weighted Average/Total       19 Months      4.850%       $250,000         $3,222           $ 934          $(2,287)
                                                         ========         ======           =====          =======

(1) The rate at which payments would become due to the Company under the terms of the Cap Agreement.

9. Repurchase Agreements

      As of September 30, 2002, the Company had outstanding balances of approximately $3.20 billion under 178 repurchase agreements with a weighted average borrowing rate of 2.16% and a weighted average remaining maturity of approximately six months. As of September 30, 2002, the repurchase agreements had the following remaining maturities:

              (In Thousands)
              Within 30 days                       $  156,858
              31 to 60 days                           345,813
              61 to 90 days                            97,100
              3 to 6 months                         1,134,692
              6 to 9 months                           939,934
              9 to 18 months                          522,738
                                                   ----------
                                                   $3,197,135
                                                   ==========

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The repurchase agreements are collateralized by the Company's MBS which had a carrying value of approximately $3.45 billion as of September 30, 2002. The Company's repurchase agreements generally bear interest at rates that are priced off of LIBOR.

10. Commitments and Contingencies

      (a) Securities Purchase Commitments

      At September 30, 2002, there were no commitments to enter into any security transactions.

      (b) Lease Commitment

      During the second quarter of 2002, the Company entered into a noncancellable lease through 2012 for its corporate headquarters, which it moved into during the third quarter of 2002. Additional office space was necessary to house the Company's operations, which prior to the Advisor Merger were partially housed in Omaha, Nebraska. The lease provides for, among other things, annual rent of $338,000 though 2005, $348,000 from 2006 through 2008 and $357,000 from
2009 through 2012.

11. Stockholders' Equity

      (a) Dividends/Distributions

      The following presents dividends declared by the Company from January 1, 2001 through September 30, 2002:

                                                                                            Dividend per
        Declaration Date                 Record Date                Payment Date               Share
------------------------------       ---------------------        ------------------        ------------
2002
September 12, 2002                   September 30, 2002           October 30, 2002           $  0.280
September 12, 2002                   September 30, 2002           October 30, 2002              0.040*
June 12, 2002                        June 28, 2002                July 30, 2002                 0.280
June 12, 2002                        June 28, 2002                July 30, 2002                 0.020*
March 12, 2002                       March 28, 2002               April 30, 2002                0.280
March 12, 2002                       March 28, 2002               April 30, 2002                0.020*

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

      * Represents a special dividend declared, in addition to the applicable quarterly dividend.

      (b) Common Stock Offerings

      On June 5, 2002, the Company issued 10,350,000 shares of its common stock, $0.01 par value (the "Common Stock"), at $9.10 per share, raising net proceeds of approximately $88.8 million, and on January 18, 2002, the Company issued 7,475,000 shares of its Common Stock at $8.25 per share, raising net proceeds of approximately $58.2 million.

      (c) Shelf Registration

      On September 25, 2001, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the "Act"), with respect to an aggregate of $300,000,000 of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. As of September 30, 2002, the Company had approximately $80.1 million remaining under this shelf registration statement.

      (d) Stock Repurchase Plan

      The Company did not repurchase any of its Common Stock during the nine months ended September 30, 2002. Since implementing the stock repurchase program during the fourth quarter of 1999, through September 30, 2002, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000.

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

12. EPS Calculation

      The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the three and nine months ended September 30, 2002 and 2001:

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------     -----------------
                                                   2002      2001        2002      2001
                                                  ------    ------      ------    ------
(In Thousands)
Weighted average shares outstanding - basic       46,257    19,035      39,801    12,331

Add effect of assumed shares issued under
  treasury stock method for stock options             89       113         112        94
                                                  ------    ------      ------    ------
Weighted average shares outstanding  - diluted    46,346    19,148      39,913    12,425
                                                  ======    ======      ======    ======

13. Other Comprehensive Income/Accumulated Other Comprehensive Income

      Comprehensive income for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                                                Three Months Ended       Nine Months Ended
                                                                  September 30,            September 30,
                                                              ---------------------    ---------------------
                                                                2002         2001        2002         2001
                                                              --------     --------    --------     --------
(In Thousands)
Net income                                                    $ 17,340     $  5,087    $ 41,054     $ 11,378
Other comprehensive income:
Net unrealized holding gains(losses) on available-for-sale
  investment securities arising during the period               17,535        5,043      19,978        8,365
Unrealized losses on Cap Agreements                             (1,548)          --      (2,450)          --
                                                              --------     --------    --------     --------
Comprehensive income                                          $ 33,327     $ 10,130    $ 58,582     $ 19,743
                                                              ========     ========    ========     ========

      Accumulated other comprehensive income at September 30, 2002 and December 31, 2001 was as follows:

                                                          September 30,    December 31,
                                                              2002            2001
                                                          -------------    ------------
(In Thousands)
Unrealized gains on securities available-for-sale:
  MBS                                                       $ 25,643        $  8,409
  Corporate equity securities                                     --             710
Unrealized losses on securities available-for-sale:
  MBS                                                         (1,319)         (4,773)
                                                            --------        --------
                                                              24,324           4,346

Unrealized appreciation (depreciation) on Cap Agreements      (2,287)            163
                                                            --------        --------
Accumulated other comprehensive income                      $ 22,037        $  4,509
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

                         MFA MORTGAGE INVESTMENTS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

      DERs on the ISOs vest on the same basis as the options and DERs on NQSOs become fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on DERs attached to ISOs are charged to stockholders' equity when declared and dividends paid on DERs attached to NQSOs are charged to earnings when declared. For the nine months ended September 30, 2002 and 2001, the Company recorded charges of $429,000 and $283,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $2,700 and $2,500, respectively, to earnings associated with DERs on NQSOs. As of September 30, 2002, 452,500 DERs were outstanding, all of which were fully vested.

      ISOs granted to the executive officers of the Company, who were also employees of the Advisor, were accounted for under the fair value method established under FAS 123, "Accounting for Stock Based Compensation" ("FAS 123") resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Since the Company commenced operations in 1998, management used assumptions consistent with activity of a comparable peer group of companies, including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for the 1998 and 1999 grants (or a dividend yield of 0% if the related DERs were issued).

      Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company. Accordingly, the unvested options outstanding as of January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the fair market value of the Company's Common Stock and option price expensed over the remaining vesting period of approximately seven months. For the nine months ended September 30, 2002, the Company recognized $48,000 of employee related compensation expense for stock options and recognized $138,000 of stock option related expense for options granted to non-employees for the nine months ended September 30, 2001.

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

      (b) Employment Agreements

      On March 12, 2002, the Board of Directors adopted a compensation plan for Messrs. Zimmerman, Gorin and Freydberg that took effect on August 1, 2002. Under the new agreements, salaries to be paid to Messrs. Zimmerman, Gorin, and Freydberg will be equal to 0.25%, 0.20% and 0.20%, respectively, of the Company's tangible net worth, which will be calculated on a semi-annual basis on each September 30 and December 31. In the event that the Company's annualized return on equity for any given six-month period were to fall below 10%, the salaries to be paid to Messrs. Zimmerman, Gorin and Freydberg with respect to the following six-month period would be adjusted downward to equal (i) 0.2375%, 0.19% and 0.19%, respectively, of the Company's tangible net worth if its annualized return on equity was between 10% and 5% and (ii) 0.225%, 0.18% and 0.18%, respectively, of the Company's tangible net worth if its annualized return on equity was less than 5%. Notwithstanding the foregoing, the annual base salaries payable to Messrs. Zimmerman, Gorin and Freydberg pursuant to the new compensation plan will in no event exceed $1,000,000, $750,000 and $750,000, respectively. The Company also expects to enter into an employment agreement with Ms. Teresa Covello, the Company's Senior Vice President/Controller.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                     GENERAL

      MFA Mortgage Investments, Inc. is a self-advised mortgage REIT, which is primarily engaged in the business of investing in adjustable rate MBS. The Company's investment portfolio consists primarily of MBS issued or guaranteed as to principal and interest by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency Securities"), and, to a lesser extent, high quality MBS, rated in one of the two highest rating categories by at least one nationally recognized rating agency. The Company's investment strategy also provides for the acquisition of multi-family housing properties, investments in REIT securities and other securities. The Company's principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

      On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc. The name change was made in order to more clearly reflect MFA's independent status and identity as a self-advised mortgage REIT.

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

      The Company's core business strategy is to invest on a leveraged basis in a portfolio of high-grade ARM-MBS, which primarily consist of Agency MBS. Beginning in September 2001, the Company began to significantly increase its asset base by leveraging equity raised through additional public offerings of the Company's Common Stock. As a result, the Company has experienced significant growth in assets and earnings. The Company's total assets grew to approximately $3.60 billion at September 30, 2002 from $2.07 billion at December 31, 2001 and $1.44 billion as of September 30, 2001. As of September 30, 2002, approximately 99% of the Company's assets consisted of Agency MBS, AAA rated MBS and cash. The Company also has indirect interests in six apartment properties, containing a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska.

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties. Prepayment rates as reflected by the constant prepayment rate ("CPR") and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. The CPR on the Company's MBS portfolio averaged 29% and 28% for the three and nine months ended September 30, 2002, respectively. In addition to these factors, borrowing costs are further affected by the credit worthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. During the quarter ended September 30, 2002, the Company had sold all of its remaining investments in corporate debt securities, realizing an aggregate net loss of $363,000. The Company also has risks inherent in its other investments, comprised of interests in multi-family real estate properties and hedging instruments. Because these investments represented less than 0.3% of the Company's total assets at September 30, 2002, the risk related to these assets is limited; nonetheless, these investments have the potential of causing a material impact on the Company's operating performance in future periods.

                              RESULTS OF OPERATIONS

      It should be noted that due to the significant growth in the Company's assets as well as the completion of the Advisor Merger on January 1, 2002, the amount and components of the Company's income and expenses for the quarter and year to date periods ended September 30, 2002 differ significantly from the same periods in 2001.

Three Month Period Ended September 30, 2002 Compared to the Three Month Period Ended September 30, 2001

      Net income increased to $17.3 million for the three months ended September 30, 2002, reflecting basic and diluted earnings per share of $.37, from $5.1 million, or basic and diluted earnings per share of $0.27, for the three months ended September 30, 2001. Comparing the third quarter of 2002 to the third quarter of 2001, the Company's core net revenue, comprised of net interest income, increased by $12.8 million, or 199%, to $19.2 million for the 2002 period from $6.4 million for the 2001 period. This increase in net interest income reflects the significant growth in the Company's interest earning assets and interest bearing liabilities. During the three months ended September 30, 2002, total interest and dividend income, net of amortization of premium and accretion of discounts, increased by $20.3 million, or 122%, to $37.0 million from $16.7 million for the three months ended September 30, 2001. This increase reflects the significant growth in the Company's interest earning assets, which were primarily funded through the leveraging of new equity capital raised through public sales of the Company's Common Stock. The Company's average interest-earning assets for the three months ended September 30, 2002 were $3.45 billion, compared to $1.14 billion for the third quarter of 2001. The increase in interest income generated by the growth in interest earning assets was partially offset by a decrease in the yield on interest earning assets, to 4.30% from 5.87% for the comparable period in 2001 reflecting the declining interest rate environment.

      The Company's interest expense on borrowed funds (i.e., repurchase agreements) increased by $7.6 million, or 74%, to $17.8 million for the three months ended September 30, 2002, compared to $10.3 million for the third quarter of 2001, reflecting the significant increase in borrowings. The increase in interest expense related to the increase in the balance of repurchase agreements was partially offset by a reduction in the average cost of funds, which decreased to 2.27% for the current quarter compared to 3.87% for the third quarter of 2001. The increase in borrowings was facilitated by the Company's increase in equity raised in capital market transactions. Between June 27, 2001 and June 5, 2002, the Company issued approximately 36.2 million shares of its Common Stock through four public offerings, which generated aggregate net proceeds of approximately $273.6 million of additional equity capital that was invested on a levered basis. (See "Liquidity and Capital Resources" below.)

      Because the Company's interest bearing liabilities (i.e., repurchase agreements) reprice faster than its interest earning assets (primarily, hybrid
MBS), the declining interest rate environment that began during 2001 has benefited the Company. The Company's interest rate margin (i.e., annualized net interest and dividend income divided by average interest earning assets) was 2.25% for the current quarter compared to 2.29% for the third quarter of 2001. The net interest rate spread increased slightly to 2.03% for the current quarter from 2.00% for the third quarter of 2001. The prepayment rate on the Company's MBS portfolio averaged 29% CPR during the third quarter of 2002. Given the positive slope of the yield curve, the Company expects adjustable-rate mortgage rates to remain below fixed mortgage rates. As of September 30, 2002, the Company's MBS portfolio had a weighted average coupon rate of 5.40% and an average purchase premium of 2.20%. The Company expects that prepayment speeds on the MBS portfolio may increase in the fourth quarter of 2002. However, management believes that the potential impact on earnings of increased prepayments may be partially offset by declining borrowing costs.

      Other investments generated a loss of $52,000 during the three months ended September 30, 2002, compared to income of $229,000 during the third quarter of 2001. The Company's investment in multi-family apartment properties was intended to compliment the performance of its MBS portfolio, offering a degree of asset diversification. Given the significant growth of the Company's MBS portfolio during 2001 and 2002, these investments and their returns have become a relatively insignificant component of the Company's income, as the net investments in real estate represented approximately 0.3% of total assets as of September 30, 2002. However, gains and/or losses on the sale of any of these investments, if any, could significantly impact the results of operations for future periods. The Company is actively marketing its interests in certain of these properties for sale, as its focus is on managing the core asset portfolio of ARM-MBS. While management believes that in the present real estate market a sale of any one of the properties would result in a gain to the Company, no assurance can be given as to when or whether such sales will take place or whether they will ultimately result in a gain.

      During the quarter ended September 30, 2002, the Company realized gains of $928,000 and losses of approximately $1.3 million on the sale of debt securities. During the third quarter of 2001, the Company realized gains of $208,000 and losses of $332,000 on the sale of securities.

      Prior to the January 1, 2002 Advisor Merger, the most significant component of the Company's general and administrative expenses were formula driven advisory fees. General and administrative expenses for the third quarter of 2002 reflect the Company's direct operating expenses following the Advisor Merger. Therefore, the expenses incurred during the third quarter of 2001, during which time the Company was externally managed, are not readily comparable with those of the current period.

      For the three months ended September 30, 2002, general and administrative expenses (on an annualized basis) were 0.16% of average assets, compared to 0.49% of average assets for the three months ended September 30, 2001, when the Company was externally managed. Although general and administrative expenses remained at approximately $1.4 million for the third quarter of 2002 and 2001, as a percentage of assets general and administrative expenses have been substantially reduced as a result of the Company becoming self managed through the Advisor Merger.

      During the quarter ended September 30, 2001, the Company paid the Advisor total fees of $1.1 million. (See Note 3(a) to the Financial Statements.) For the third quarter of 2002, employee compensation and benefits accounted for approximately $759,000, or 52%, of general and administrative expenses. Fees for professional services, such as legal and accounting, office rent, corporate insurance and director compensation are the other major costs incurred in operating the Company.

Nine Month Period Ended September 30, 2002 Compared to the Nine Month Period Ended September 30, 2001

      Significant non-recurring items are reflected in both the 2002 and 2001 periods. During the first quarter of 2002, the Company recognized a charge of $3.5 million against its debt securities portfolio due to an other-than-temporary decline in the market value of a corporate debt security. In addition, during the first nine months of 2001, the Company realized a gain of $2.6 million on the sale of an assisted living center. For tax purposes, the Company sets its dividend rates based on the Company's taxable income. The capital loss realized on the sale of the Company's investments in corporate debt securities during the third quarter of 2002 represents a capital loss and, as such cannot be used to offset operating income. The tax loss will be carried forward and used to offset future long-term capital gains, if any. The gain realized on the sale of the assisted living center during the first nine months of 2001 was not realized for tax purposes and therefore did not impact the Company's taxable income.

      Net income increased to $41.1 million for the nine months ended September 30, 2002, reflecting basic and diluted earnings per share of $1.03, compared to net income of $11.4 million, or $.92 per basic and diluted share, for the nine months ended September 30, 2001. Comparing the first nine months of 2002 to the first nine months of 2001, the Company's core net revenue, comprised of net interest income, increased by $36.5 million, or 306%, to $48.4 million for the 2002 period from $11.9 million for the 2001 period. This increase in net interest income reflects the significant growth in the Company's interest earning assets and the related liabilities funding such assets.

      Interest and dividend income for the current nine-month period increased by $60.5 million, or 175%, from $34.5 million for the first nine months of 2001. Interest expense increased by $23.9 million, or 106%, to $46.6 million for the current nine-month period, compared with $22.6 million for the first nine months of 2001. This increase reflects the significant increase in borrowings that was partially offset by a reduction in the cost of funds to 2.40% for the nine months 2002 from 4.56% for the nine months of 2001. The aggregate decrease of $1.0 million in income from corporate debt and equity securities reflects the declining investment in these instruments, as management has continued to emphasize investing in MBS. As of September 30, 2002, the Company had no remaining investments in corporate debt or equity securities.

      The Company realized a net other loss of $3.5 million for the nine months ended September 30, 2002, compared to income of $2.8 million for the comparative 2001 period. During the current nine month period, a $3.5 million other-than-temporary impairment charge was recognized on corporate debt securities and an additional net loss of $363,000 was recognized upon the sale of these securities during the third quarter of 2002, as reflected in the net loss on the sale of investments of $115,000. During the nine months ended September 30, 2001, the Company realized a $2.6 million non-recurring gain on the sale of an assisted living center.

      The $3.5 million impairment charge (which was recognized during the first quarter of 2002) represents a loss of $.087 per share for the nine months ended September 30, 2002. This loss was entirely attributable to an investment in the corporate debt securities of Level 3. During the quarter ended September 30, 2002, the Company sold all of its remaining corporate debt securities, including the Level 3 securities, all of which were designated as available-for-sale.

      Prior to January 1, 2002, the Company's general and administrative expenses were primarily formula driven fees payable to the Advisor. For the nine months ended September 30, 2001, the Company paid the Advisor total fees of $2.6 million. (See Note 3(a) to the Financial Statements.) During the nine months ended September 30, 2002, the Company incurred $3.9 million of operating expenses, or 0.18% of average assets on an annualized basis, Employee compensation and benefits accounted for $2.1 million of general and administrative expenses with the remainder expended primarily for professional services, including legal and accounting, corporate insurance, office rent on the Company's corporate headquarters. During the third quarter of 2002, the Company moved into its new headquarters, as the Company required additional space to accommodate its post Advisor Merger operations. (See Note 10(b) to the Financial Statements.)

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company primarily uses its funds to purchase MBS. In addition, to a lesser extent, the Company may invest in hedge instruments, such as the interest rate Cap Agreements. The Company also requires cash to pay dividends on its Common Stock and to fund its operating expenses. Although the Company may also invest in multi-family properties and other assets consistent with its operating policy, it currently has no plans to do so.

      Borrowings under repurchase agreements totaled $3.20 billion as of September 30, 2002, compared to $1.85 billion at December 31, 2001. This increase in leverage was facilitated by the increase in the Company's capital as a result of the public stock offerings completed in January and June of 2002. The proceeds from the sale of the Company's Common Stock along with the incremental borrowings under repurchase agreements were used to purchase Agency and AAA rated ARM-MBS. At September 30, 2002, the Company's repurchase agreements had a weighted average borrowing rate of 2.16%, on loan balances of between $560,000 and $96.6 million. Since the first quarter of 2002, the Company has entered into repurchase agreements with terms to maturity of up to 18 months; prior to that time, the maximum term to maturity was 12 months at inception of the loan. These agreements generally have original terms to maturity ranging from one month to 18 months and interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

      On January 18, 2002, the Company issued 7,475,000 shares of its Common Stock, generating net proceeds of approximately $58.2 million in a public offering. In addition, on June 4, 2002, the Company issued 10,350,000 shares of its Common Stock generating net proceeds of approximately $88.8 million. As of September 30, 2002, the net proceeds of the January and June equity offerings were fully invested. At September 30, 2002, the Company had an assets-to-equity ratio of 9.7x. Over time, the Company expects to maintain this ratio within a range of 9x to 11x. Following the completion of the June 2002 equity offering, the Company had approximately $80.1 million remaining on its effective shelf registration statement, which was filed with the SEC on September 25, 2001 for the purpose of registering and offering, from time to time, shares of the Company's common and preferred stock.

      To the extent the Company raises additional equity capital from future sales of common and/or preferred stock pursuant to its shelf registration statement, the Company anticipates using the net proceeds primarily to acquire additional Agency and/or AAA rated ARM-MBS. Management may also consider additional interests in multi-family apartment properties and other investments consistent with its operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

      During the nine months ended September 30, 2002, principal payments on MBS generated cash of approximately $850.6 million and operations provided a net of $59.4 million in cash. In addition, during the first nine months of 2002, the Company received proceeds of $9.6 million from the sale of corporate debt and equity securities and $4.5 million from the sale of MBS.

      During the first nine months of 2002, as part of its core investing activities, the Company acquired $2.4 billion of MBS, all of which were either Agency or AAA rated adjustable rate or hybrid MBS. Other uses of funds during the nine-month period included payments of $32.6 million for dividends on the Company's Common Stock.

      In order to reduce interest rate risk exposure on a portion of the Company's LIBOR-based repurchase agreements, the Company enters into Cap Agreements. As of September 30, 2002, the Company had nine Cap Agreements with a total notional amount of $250.0 million, of which eight had been entered into during the nine-month period ended September 30, 2002 with aggregate premium cost of $2.9 million. A Cap Agreement will generate cash payments if the market interest rate specified in the Cap Agreement (i.e., LIBOR) increases beyond the strike rate specified in the Cap Agreement. The timing and amount of such cash flows on the Company's Cap Agreements, if any, cannot be predicted.

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. Margin calls on the Company's repurchase agreement collateral are generally expected, as the value of the MBS securing repurchase agreements decline as the principal value of the MBS is reduced through scheduled amortization and prepayments. At the time a repurchase agreement rolls (i.e., matures or reprices), the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

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

                                  OTHER MATTERS

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e., "whole pool" mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 2002, the Company determined that it was in and has maintained compliance with this requirement.

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

                           FORWARD LOOKING STATEMENTS

      When used in this Quarterly Report on Form 10-Q, in future SEC filings, in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify forward-looking statements for purposes of Section 27A of the Act and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions.

      These forward-looking statements are subject to various risks and uncertainties, including, but not limited to: increases in the prepayment rates on the mortgage loans securing the Company's MBS; changes in short-term and long-term interest rates and the market value of the Company's MBS and other investments; the Company's ability to use borrowings to finance its assets; risks associated with investing in real estate, including changes in business conditions and the general economy; changes in government regulations affecting the Company's business; and the Company's ability to maintain its qualification as a REIT for federal income tax purposes. These risks, uncertainties and factors could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes.

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

      The interest rates for most of the Company's adjustable rate assets are dependent on the one-year CMT rate, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur.

      The Company's adjustable rate investment assets and debt obligations reset on various dates that differ for the specific asset or obligation. In general, the repricing of the Company's debt obligations occurs more quickly than the repricing of assets. Therefore, on average, the Company's cost of funds may rise or fall more quickly than does its earnings rate on the assets. Further, the Company's net income may vary somewhat as the yield curve between one-month interest rates and six-and 12-month interest rate varies.

      The following table presents the Company's interest rate risk using the static gap methodology. The table presents the difference between the carrying value of the Company's interest rate sensitive assets and liabilities at September 30, 2002, based on the earlier of term to repricing or the term to repayment of the asset or liability, scheduled principal amortization is not reflected in the table. Further, MBS can be prepaid before contractual amortization and/or maturity, which is also not reflected in the table. The table does not include assets and liabilities that are not interest rate sensitive.

      As of September 30, 2002, the Company's investment assets and debt obligations will prospectively reprice based on the following time frames:

                                                                           As of September 30, 2002
                                          -----------------------------------------------------------------------------------------
(In Thousands)                                                                             Two Years        Beyond
                                           Less than       Six Months     One Year to       to Year         Three
                                           Six Months     to One Year      Two Years         Three          Years          Total
                                          -----------     -----------     -----------     -----------    -----------    -----------
Interest Earning Assets:
  Adjustable Rate - MBS                   $   964,650     $   394,557     $   611,867     $ 1,468,653    $        --    $ 3,439,727
  Fixed-Rate - MBS                                 --              --              --              --          6,807          6,807
  Cash                                        112,839              --              --              --             --        112,839
                                          -----------     -----------     -----------     -----------    -----------    -----------
    Total interest-earning assets           1,077,489         394,557         611,867       1,468,653          6,807      3,559,373

Interest Bearing Liabilities:
  Repurchase agreements                     1,709,540       1,487,595              --              --             --      3,197,135
                                          -----------     -----------     -----------     -----------    -----------    -----------
    Total interest-bearing liabilities      1,709,540       1,487,595              --              --             --      3,197,135

Interest sensitivity gap                  $  (632,051)    $(1,093,038)    $   611,867     $ 1,468,653    $     6,807    $   362,238
Cumulative interest sensitivity gap       $  (632,051)    $(1,725,089)    $(1,113,222)    $   355,431    $   362,238

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

      To a limited extent, the Company uses Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Cap Agreements that hedge against increases in interest rates on the Company's LIBOR-based repurchase agreements are not considered in the static gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the applicable of the hedged liability. The Company entered into Cap Agreements with an aggregate notional amount of $200 million during the nine months ended September 30, 2002. These agreements are intended to serve as a hedge against future interest rate increases on the Company's repurchase agreements, which are typically priced off of LIBOR. The Company had total Cap Agreements of $250.0 million, with a weighted average strike rate for the one-month LIBOR of 4.85%. (See Note 8 to the Financial Statements.)

                                MARKET VALUE RISK

      Substantially all of the Company's investments are designated as "available-for-sale" assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income, a component of stockholders' equity. (See Note 13 to the accompanying financial statements included in Item 1.) The market value of the Company's MBS assets fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed by an agency of the U.S. Government, such fluctuations are generally not based on the underlying credit worthiness.

                                 LIQUIDITY RISK

      The primary liquidity risk of the Company arises from financing long-maturity assets with short-term debt in the form of repurchase agreements. The Company had no long-term debt at September 30, 2002. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not required to be nor are they matched.

      The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) its short-term debt as it matures. However, the Company cannot give assurances that it will always be able to roll over its short-term debt. At September 30, 2002, the Company had cash and cash equivalents of $112.8 million available to meet margin calls on repurchase agreements and for other corporate purposes.

                        PREPAYMENT AND REINVESTMENT RISK

      As the Company receives repayments of principal on its MBS, premiums on the corresponding securities are amortized and amortization is netted against interest income, discounts on MBS are accreted to income and increase interest income reported. Premiums arise when the Company acquires a MBS at a price in excess of the principal value of the mortgages or par value if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal value of the mortgages, or par, if purchased at original issue. For financial accounting purposes, the premium is amortized using the effective yield method, which reflects the effect of prepayments on amortization of premium and accretion of discounts. In general, an increase in the prepayment rate will accelerate the amortization of premiums, thereby reducing interest income.

      For tax accounting purposes, the premium is amortized based on the asset yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes. At September 30, 2002, the gross unamortized premium for adjustable rate MBS for financial accounting purposes was $73.1 million (2.1% of the carrying value of MBS) compared with $72.7 million for federal tax purposes.

      In general, the Company believes it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds reinvested.

      Item 4. Controls and Procedures

      A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

      PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

      Item 2. Changes in Securities and Use of Proceeds.

      On July 17, 2002, the Company issued an aggregate of 1,016 restricted shares of Common Stock to Messrs. Yanney and Krauss, two of the Company's directors, reflecting 50% of the annual director's fee that is to be paid in Common Stock. The stock issued represented 50% of the prorated annual board fee which is payable to non-employee directors in Common Stock of the Company. The distribution was equal to the number of restricted shares of Common Stock determined by dividing $5,000 by the closing sale price of the Common Stock on the New York Stock Exchange on July 1, 2002, which was $9.85. These restricted shares of Common Stock were issued in a private transaction exempt from the registration requirements of the Act, by virtue of Section 4(2) and the rules promulgated thereunder.

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

            2.2 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation ("AFMAC") and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the Preliminary Proxy Statement dated October 9, 2001, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

            3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

            3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated August 6, 2002 (incorporated herein by reference to Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

            3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated August 16, 2002.

            3.4 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

            4.1 Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

            10.1  Employment Agreement of Stewart Zimmerman dated August 1,
                  2002.

            10.2  Employment Agreement of William S. Gorin dated August 1, 2002.

            10.3  Employment Agreement of Ronald A. Freydberg dated August 1,
                  2002.

            10.4 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on August 12, 2002 under
Item 7 "Other Events" relating to a press release dated August 12, 2002.

      The Registrant filed a Current Report on Form 8-K on August 13, 2002 under
Item 5 "Other Events" announcing the change of its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc., effective August 13, 2002.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2002                 MFA INVESTMENTS, INC.


                                        By /s/ Stewart Zimmerman
                                           -------------------------------------
                                           Stewart Zimmerman
                                           President and Chief Executive Officer


                                        By /s/ William S. Gorin
                                           -------------------------------------
                                           William S. Gorin
                                           Executive Vice President
                                           Chief Financial Officer/Treasurer
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Stewart Zimmerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MFA Mortgage Investments, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002


       Stewart Zimmerman
       -------------------------------------
Name:  Stewart Zimmerman
Title: President and Chief Executive Officer

I, William S. Gorin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MFA Mortgage Investments, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002


       /s/ William S. Gorin
       -----------------------------
Name:  William S. Gorin
Title: Executive Vice President and
       Chief Financial Officer