Form 10-K
period 2002-12-31
MFA MORTGAGE INVESTMENTS
filed 2003-02-10
CIK 1055160

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the final closing price of the Company's common stock on the New York Stock Exchange on February 5, 2003 was $384,937,254.

      The number of shares of the registrant's common stock outstanding on February 5, 2003, was 46,279,605.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2003 Annual Meeting of Stockholders scheduled to be held on May 20, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business.........................................................    1
Item 2.   Properties.......................................................   14
Item 3.   Legal Proceedings................................................   14
Item 4.   Submission of Matters to a Vote of Security Holders..............   14
Item 4A.  Executive Officers of the Company................................   14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..........................................................   16
Item 6.   Selected Financial Data..........................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   26
Item 8.   Financial Statements and Supplementary Data......................   29
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.............................................   51

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............   51
Item 11.  Executive Compensation...........................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   51
Item 13.  Certain Relationships and Related Transactions...................   51
Item 14.  Controls and Procedures..........................................   51

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   51

SIGNATURES.................................................................   54
CERTIFICATIONS ............................................................   55

PART I

Item 1. Business.

                                   THE COMPANY

      MFA Mortgage Investments, Inc. (the "Company") is a self-advised mortgage real estate investment trust ("REIT"), which is primarily engaged in the business of investing in adjustable rate mortgage-backed securities and hybrid mortgage-backed securities (collectively, "ARM-MBS"). The Company's investment portfolio consists primarily of ARM-MBS issued or guaranteed by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency MBS"), and, to a lesser extent, high quality ARM-MBS, rated in one of the two highest rating categories by at least one nationally recognized rating agency, which include, Moody's Investors Services, Inc., Standard & Poor's Corporation or Fitch, Inc. (collectively, the "Rating Agencies"). The Company's principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

      As of December 31, 2002, the Company held total assets on its balance sheet valued at $3.604 billion, of which 98.5% consisted of Agency MBS, other high quality mortgage-backed securities ("MBS") and cash. The Company also held controlling and non-controlling interests in corporate and partnership entities that own six apartment properties, containing a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one in North Carolina and one in Nebraska.

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

      The Company was incorporated in Maryland on July 24, 1997, and began its business operations on April 10, 1998, when the Company consummated a merger transaction (the "1998 Merger") with America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("PREP Fund 1" or the "Predecessor"), America First PREP Fund 2 Limited Partnership ("PREP Fund 2") and America First PREP Fund 2 Pension Series Limited Partnership ("Pension Fund" and, together with PREP Fund 1 and PREP Fund 2, the "PREP Funds"). As a result of the 1998 Merger, PREP Fund 1 and PREP Fund 2 were merged directly into the Company and Pension Fund became a partnership subsidiary of the Company. In December 1999, Pension Fund was liquidated and dissolved, and, as a result, the Company acquired 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund securities who elected to remain in place following the 1998 Merger. As a result of the 1998 Merger, the Company issued a total of 9,035,084 shares of its $.01 par value common stock ("Common Stock") to the former partners of the PREP Funds.

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

      On December 12, 2001, the Company's stockholders approved the terms of an Agreement and Plan of Merger, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor (the "Advisor Merger Agreement"), which provided for the merger of the Advisor into the Company (the "Advisor Merger"). Subsequent to the Advisor Merger, effective January 1, 2002, the Company became a self-advised REIT. As a self-advised REIT, the Company no longer pays a fee to the Advisor under the Advisory Agreement, but instead directly incurs all of the costs of operating the Company. Accordingly, the employees of the Advisor became employees of the Company. The Company also acquired all of the tangible and intangible business assets of the Advisor. (For additional information regarding the Advisor and the Advisor Merger, see Note 3a to the accompanying consolidated financial statements included under Item 8.)

      On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

                        BUSINESS AND INVESTMENT STRATEGY

      The Company is primarily engaged in the business of investing in high-grade ARM-MBS, which are secured by pools of adjustable rate and hybrid mortgage loans ("ARMs") primarily on single family residences. The Company's investment strategy also provides for the acquisition and ownership of multifamily housing properties. The Company does not currently originate mortgage loans or provide other types of financing to the owners of real estate.

      The Company's investment policy requires that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of the Company's assets may consist of (a) direct investments (mezzanine or equity) in multifamily apartment properties, (b) investments in limited partnerships or REITs or (c) other fixed-income instruments. At December 31, 2002, 98.5% of the Company's assets consisted of Agency MBS, high quality "AAA" rated MBS and cash. The Company's other investments, primarily consisting of direct and indirect investments in limited partnerships owning real estate, comprised less than 1.0% of its remaining assets at December 31, 2002.

      The Company's ARM-MBS are generally indexed to the one-year constant maturity treasury ("CMT") rate with interest rates that adjust on an interim basis, generally annually, however, the hybrid MBS have an initial fixed rate period, which does not exceed 36 months and thereafter reprice on an interim basis. Other ARM-MBS are indexed to the London Interbank Offered Rate ("LIBOR") or the 11th District Cost of Funds Index. ARM-MBS are generally subject to a limitation on the amount of the interim interest rate change, which is usually 100 to 200 basis points (i.e. one basis point is equal to 1/100 of 1%) per annum. ARMs also have lifetime caps on interest rate changes from the initial interest rate, which typically do not exceed 600 basis points from the initial interest rate.

                               FINANCING STRATEGY

      The Company utilizes repurchase agreements to finance the acquisition of ARM-MBS and other assets by borrowing against its portfolio of assets. In addition, the Company may also finance the acquisition of additional assets with the proceeds from capital market transactions. When fully invested, the Company's policy is to maintain an assets-to-equity ratio of less than 11:1. As of December 31, 2002, the Company's assets-to-equity ratio was 9.7:1 and its debt-to-equity ratio was 8.6:1.

      A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing (i.e., borrowing) under which the Company pledges its investment securities as collateral to secure a short-term loan with a counterparty. The borrowed amount is limited to a specified percentage, generally not more than 97%, of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender's simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may rollover (i.e., extend) such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. As of December 31, 2002, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

      The Company's repurchase agreements generally have maturities ranging from one to 18 months at inception of the loan; however, the Company may decide to enter into repurchase agreements with longer maturities in the future. Should the counterparty to a repurchase agreement decide not to renew the agreement at maturity, the Company would be required to either refinance elsewhere or be in a position to retire the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral.

      To reduce its exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one of the Rating Agencies, where applicable. If this minimum criterion is not met, the Company will not enter into repurchase agreements with that lender without the specific approval of its Board of Directors. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of December 31, 2002, the Company had repurchase agreements with 12 separate lenders, all of which were rated "A" or better, with a maximum exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $54.3 million.

      The Company may use derivatives and other hedging strategies to help mitigate its prepayment and interest rate risks if it is determined that the cost of these transactions is justified by their potential benefit. Through December 31, 2002, the Company's use of hedge instruments has been limited to purchased interest rate caps ("Cap Agreements"). A Cap Agreement is a contract, whereby the purchaser pays a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined "active" period of time. As of December 31, 2002, the Company had 11 Cap Agreements, with a total notional amount of $310.0 million. The Cap Agreements, which had an amortized cost of $4.0 million were carried at their estimated fair value of $1.1 million, with unrealized losses of $2.9 million reflected in accumulated other comprehensive income. Management expects to enter into additional Cap Agreements to hedge against increases in interest rates on its anticipated future LIBOR-based repurchase agreements. However, the timing and amount of future hedging transactions, if any, will depend on numerous market conditions, including, but not limited to, the interest rate environment, management's assessment of the future changes in interest rates and the market availability and cost of entering into such hedge transactions.

      Each of the multifamily apartment properties in which the Company holds an interest is financed with a long-term fixed rate mortgage loan. The borrowers on these mortgage loans are separate corporations, limited partnerships or limited liability companies. Each of these mortgage loans is made to the applicable ownership entity, generally on a nonrecourse basis, which means that the lender's source of payment in the event of a default is generally foreclosure of the underlying property securing the mortgage loan. As of December 31, 2002, the aggregate mortgage indebtedness secured by the six multifamily apartment properties in which the Company owns an interest was $47.7 million.

                                  RISK FACTORS

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In addition to these factors, borrowing costs are further affected by the creditworthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent with its investments in real estate and hedging instruments. Because these investments represented less than 1.0% of its total assets at December 31, 2002, the Company's risk relating to these assets is limited, but nonetheless these investment have the potential of causing a material impact on the Company's operating results. These risks, the Company's strategies to mitigate the risks and the limitations of such strategies are discussed in further detail below.

      Interest Rate Risks

      While management believes that there is no strategy that would completely insulate the Company from interest rate changes and related prepayments on investments, while achieving targeted profitability, the Company undertakes certain strategies aimed at mitigating the potential negative effects of interest rate changes. In order to limit interest rate risk on its assets, the Company invests predominantly in ARM-MBS, which include hybrid MBS with generally less than 36 months to reprice at the time of acquisition, and enters into interest rate Cap Agreements on the cash flows of anticipated LIBOR-based repurchase agreements. The Company's hybrid MBS have a fixed rate for an initial number of years, typically not greater than three years, and thereafter convert to an adjustable rate coupon, which typically resets annually. These strategies and related assets carry certain inherent risks other than interest rate risk and/or costs. The Company finances the acquisition of MBS through borrowings under repurchase agreements, which subjects the Company to interest rate risk in relationship to the corresponding assets.

      The cost of the Company's borrowings under its repurchase agreements is based on the prevailing short-term market rates. The term of the Company's repurchase agreements range from one to 18 months at inception of the loan; however, the Company may decide to enter into repurchase agreements with longer maturities in the future. The Company's ARM-MBS have interest rates that reset every 12 months, after an initial fixed rate period for the hybrid MBS. At December 31, 2002, the weighted average term to repricing for the ARM-MBS portfolio was 19.6 months, while the weighted average term to repricing for the Company's repurchase agreements was 5.8 months. The Company's policy is to maintain an asset/borrowings repricing gap (i.e., the weighted average time period for ARM-MBS to reprice, less the weighted average time period for liabilities to reprice) of less than 18 months. At December 31, 2002, the Company had a repricing gap of 13.8 months. However, it should be noted that a significant portion, 31.9%, of the Company's repurchase agreements were scheduled to mature in the first quarter of 2003.

      The market determines the interest rates that the Company pays on its borrowings (i.e., its repurchase agreements) to finance its MBS assets. The Company has control over the cost of borrowings only to the extent of the Company's credit standing and competitive bargaining ability. However, the level of increase in rates on the Company's interest earning assets is limited. At December 31, 2002, ARM-MBS comprised 96.5% of the Company's total assets and 99.8% of total MBS. The amount by which the interest rate on ARM-MBS can adjust is limited by the interim and lifetime caps on the underlying ARMs. Generally, interest rates on ARM-MBS can adjust by a maximum of 100 to 200 basis points per annum (i.e., an interim cap) and 600 basis points from the initial interest rate over the term of the ARMs (i.e., a lifetime cap). Lifetime and interim interest rate caps on ARM-MBS could limit the change in the coupon (i.e., the stated interest rated) on such assets. At December 31, 2002, $656.9 million, or 18.9% of the Company's ARM-MBS (18.2% of the total assets), had a 1% interim cap and the remainder had a 2% interim cap. As of December 31, 2002, the ARM-MBS had a weighted average term to repricing of 19.6 months.

      The cost of the Company's borrowings is generally LIBOR-based while interest rates on ARM-MBS are primarily based on one-year CMT rates. Therefore, any increase in the LIBOR relative to the CMT rates will generally result in an increase in the Company's borrowing cost that is not matched by a corresponding increase in the interest earnings on its ARM-MBS portfolio. At December 31, 2002, the one-year LIBOR was 1.44% and the one-year CMT was 1.32%. At December 31, 2002, the Company had 71.8% of its ARM-MBS portfolio repricing from the one-year CMT index; 26.1% repricing from the one-year LIBOR index and 2.1% repricing from the 11th District Cost of Funds Index (i.e., COFI).

      In order to mitigate its interest rate risks, the Company intends to continue to keep a substantial majority of its assets invested in ARM-MBS, rather than fixed rate securities. These assets allow the Company's interest income to generally move with changes in corresponding interest rates. However, given the lag in interest rate resets along with the interim and lifetime interest rate limitations on adjustments on its ARM-MBS portfolio, relative to changes in the interest rates it pays on its liabilities, net interest income could be negatively affected over the short term in a rising interest rate environment. The ability of ARM-MBS to adjust based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not eliminated under either scenario. The general trend of declining interest rates experienced during 2002 significantly reduced the Company's average cost of borrowings, to 2.32% for 2002 from 3.96% for 2001, which benefited the Company. However, as interest rates declined, the prepayment speeds on the Company's MBS portfolio increased, causing an increase in principal prepayments and corresponding acceleration of amortization of premiums paid on the ARM-MBS portfolio. Consequently, the increased amortization of purchase premiums decreased the yield on the portfolio. In addition, coupons on ARM-MBS scheduled to reset declined to lower interest rates and principal repayments were reinvested at the lower prevailing market rates. For 2002, the weighted average coupon (i.e., the weighted average stated rate) on the Company's MBS portfolio was 5.44%, while the net yield on the MBS portfolio was 4.25%. The differential between the coupon and net yield on the Company's MBS portfolio reflect the cost of premium amortization, the cost of delay and difference between the coupon and gross yield. The Company's cost of delay reflects the cost associated with the delay in receiving the cash for principal repayments, during which time such receivable is non-interest bearing. The gross yield reflects the coupon interest income divided by the amortized cost, which includes purchase premiums, of the MBS, and thus is lower than the coupon.

      In accordance with the Company's investment guidelines, it may enter into Cap Agreements to hedge against anticipated future increases in interest rates on the Company's anticipated repurchase agreements. The Company only enters into interest rate Cap Agreements with financial institutions which have a debt rating of "A" or better by one of the Rating Agencies, thereby securing, to the greatest extent possible, receipt of payments under the Cap Agreements. In the unlikely event that a counterparty is unable to make required payments pursuant to a Cap Agreement, the Company's loss would be limited to any remaining unamortized premium paid for the specific Cap Agreement. Management monitors the ratings of all of its counterparties on a regular basis; however, no assurance can be given that the Company can eliminate risks related to third parties. As of December 31, 2002, the Company had (i) ten interest rate Cap Agreements, with a total notional amount of $260.0 million, that will become active during the next 18 months, with strike prices ranging from 3.00% to 5.00% and (ii) a $50.0 million notional amount Cap Agreement which became active during the fourth quarter of 2002, with a strike price of 5.75% that will run through October 2004. The Company's active Cap Agreement did not result in the Company receiving any payments during 2002, as the 30-day LIBOR did not exceed the strike rate of 5.75% during the active period. Cap Agreements are extremely sensitive to changes in interest rates and therefore their values are quite volatile; however, the Company's maximum exposure is limited to the premium paid to purchase the Cap Agreement. Because the Company utilizes Cap Agreements solely to mitigate interest rate risk, in the form of a liability hedge, changes in the market value are reflected in other comprehensive income and the premium is amortized over the active period of the Cap Agreement, provided that the hedge remains effective. As of December 31, 2002, the Company had unrealized losses of $2.9 million on its Cap Agreements.

      As a part of its hedging strategy, the Company may engage in limited amounts of the buying and/or selling of mortgage derivative securities or other derivative products, including interest rate swap agreements, financial futures contracts and options. Although the Company has not historically used such instruments, it is not precluded by its operating policies from doing so. In the future, management may use such instruments as hedges against interest rate risk. Management does not anticipate entering into derivatives for speculative or trading purposes. Any use of derivatives and contemplated derivative strategies are addressed with the investment committee of the Board of Directors of the Company. It should be noted that no cost beneficial hedging strategy can completely insulate the Company against interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company's results of operations or financial condition. Hedging typically involves transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising or volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not appropriate for the Company, thereby affecting the Company's ability to mitigate interest rate risk. As of December 31, 2002, the Company's only hedge instruments were comprised of the Cap Agreements previously discussed.

      Increases in short-term interest rates may cause the Company's financing costs to increase faster than rates increase on its ARM-MBS. As a result, the Company's net interest spread and net interest margin could decline during such periods, the severity of which would depend on the asset/liability structure at the time as well as the magnitude and duration of the interest rate increase. In the case of a sudden and sustained increase in interest rates, the net interest income could become negative. Accordingly, in such a period, the Company could incur a net loss from operations. In addition, such an interest rate environment could decrease the market value of the ARM-MBS, to a level that additional collateral could be required to secure the borrowings under the Company's repurchase agreements. If such additional collateral were not available, the lender could liquidate the securities collateralizing the repurchase agreements, resulting in a loss to the Company. Further, such a decrease in the Company's net interest income could negatively impact dividend distributions made by the Company, which, in turn could reduce the market price of the Company's Common Stock. The Company could also react to such a scenario by reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby "shrinking the balance sheet." Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold.

      Prepayment Risks

      In general, residential borrowers of the mortgage loans securing the MBS in the Company's portfolio may prepay such mortgage loans at any time without penalty. Prepayments result when a homeowner sells his home or decides to either satisfy or refinance his existing mortgage loan. In addition, defaults and foreclosures have the same effect as prepayments. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly, as was the case in 2001 and 2002, and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed rate and adjustable rate mortgage loans. During 2002, prepayments rates increased, particularly in the last quarter of 2002. During 2002, the constant prepayment rate ("CPR"), which is a measure of prepayment speeds, ranged from a low of 23% to high of 38%; during 2001, the CPR ranged from a low of 17% to a high of 31%.

      Prepayments are the primary feature of MBS that distinguishes them from other types of bonds. While a certain percentage of the pool of mortgage loans underlying MBS are expected to prepay during a given period of time, the prepayment rate can, and often does, vary significantly from the anticipated rate of prepayment. Prepayments generally have a negative impact on the Company's financial results, the effects of which depends on, among other things, the amount of unamortized premium on the securities, the reinvestment lag and the reinvestment opportunities.

      The Company limits its exposure to the impact of accelerated premium amortization caused by prepayments, by limiting the premium paid on its MBS portfolio. MBS securities can trade at significantly different prices depending on, among other things, seasoning (i.e., age of the security) and the interest rate. According to the Company's current policy, the average purchase price of the MBS portfolio must be less than 103.5% of the securities par value. The Company's gross premium as a percentage of current par value of the total MBS portfolio was 2.26% and 1.99% at December 31, 2002 and 2001, respectively. In addition, the Company maintains a diversified MBS portfolio with a variety of prepayment characteristics and may reduce leverage in less advantageous market environments. While these strategies may not maximize earnings potential in the short term, the Company's objective is aimed at obtaining more predictable earnings with less potential risk to capital.

Risks Associated with Leverage

      The Company's financing strategy is designed to increase the size of its mortgage investment portfolio by borrowing against a substantial portion of the market value of its MBS. If interest income on the MBS purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of the Company's leveraged structure.

      The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms compared to the assets that the borrowings fund. Currently, the Company's direct borrowings are comprised of collateralized borrowings in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the MBS pledged to secure the specific borrowings, the availability of financing and other conditions existing in the lending market at that time. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. Future increases in haircuts (i.e., the about by which the collateral value exceeds the repurchase agreement loan amount), decreases in the market value of the Company's MBS, increases in interest rate volatility, and changes in the availability of financing in the market, could cause the Company to be unable to achieve the degree of leverage it believes to be optimal. As a result, the Company may be less profitable than it would be otherwise.

      In the future, the Company may also use other sources of funding, that generally bear interest rates that correspond to a short-term benchmark, such as other types of collateralized borrowings, loan agreements, lines of credit, dollar-roll agreements or through the issuance of debt securities.

      The Company's wholly-owned subsidiary, Retirement Centers Corporation ("RCC"), has non-recourse mortgage loans secured by two real estate properties, which had an aggregate balance of $16.3 million and a weighted average interest rate of 7.3%. In addition, the Company had investments in four limited partnerships, which had an aggregate of $31.4 million of non-recourse mortgage loans secured by the underlying properties, with a weighted average interest rate of 7.7%.

      Risks of Decline in Market Value

      The value of interest-bearing obligations such as mortgages and MBS typically move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments may decline. Because the interest earned on ARM-MBS may increase as interest rates increase subject to a delay until each such security's next reset date, the values of these assets are generally less sensitive to changes in interest rates than are fixed rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its portfolio in ARM-MBS. At December 31, 2002, ARM-MBS constituted 96.5% of total assets and 99.8% of the Company's total MBS.

      A decline in the market value of the Company's MBS assets may limit the Company's ability to borrow or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value. The Company could be required to sell some of its MBS under adverse market conditions in order to maintain liquidity. If such sales were to be made at prices lower than the amortized cost (i.e., the carrying value) of the securities, the Company would incur losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

      Credit Risks Associated with Investments

      The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The Company significantly mitigates this credit risk by requiring that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of the Company's assets may be either (a) direct investment (mezzanine or equity) in multifamily apartment properties, (b) investments in limited partnerships or REITs or (c) other fixed-income instruments. As of December 31, 2002, 93.2% of the Company's assets consisted of Agency MBS, 3.5% were high quality MBS rated "AAA" and 1.8% were of cash and cash equivalents; combined these assets comprised 98.5% of the Company's total assets. During 2002, the Company sold all of its remaining investments in corporate debt and equity securities. (See Notes 5 and 6 to the accompanying consolidated financial statements, included under Item 8.)

      Investment Company Act

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain MBS represent an undivided interest in the entire pool backing such MBS (i.e., whole pools), such MBS may be treated as securities separate from the underlying mortgage loan, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2002, the Company determined that it was in and has maintained compliance with this requirement.

                    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

      The following is a description of certain U.S. federal income tax consequences relating to the Company's taxation as a REIT.

      The information in this section is based on the Internal Revenue Code of 1986, as amended (the "Code"), current, temporary and proposed regulations promulgated under the Code, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the "IRS") and court decisions, all as of the date hereof. The administrative interpretations and practices of the IRS upon which this summary is based include its practices and policies as expressed in private letter rulings which are not binding on the IRS, except with respect to the taxpayers who requested and received such rulings. In each case, these sources are relied upon as of the date hereof. No assurance can be given that future legislation, regulations administrative interpretations and practices and court decisions will not significantly change current law, or adversely affect certain existing interpretations of existing law, on which the information in this section is based. Even if there is no change in applicable law, no assurance can be provided that the statements made in the following discussion will not be challenged by the IRS or will be sustained by a court if so challenged.

      General

      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with the Company's taxable year ended December 31, 1998. Management believes that the Company is organized and has operated in a manner so as to qualify as a REIT under the Code and intends to continue to operate in such a manner. No assurance, however, can be given that the Company in fact has qualified or will remain qualified as a REIT.

      The sections of the Code that relate to the qualification and taxation of REITs are highly technical and complex. The following describes the material aspects of the sections of the Code that govern the federal income tax treatment of a REIT. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated under the Code, and administrative and judicial interpretations of the Code.

      Qualification and taxation as a REIT depend upon the Company's ability to meet on a continuing basis, through actual annual operating results, the various requirements under the Code and, as described in this Form 10-K, with regard to, among other things, the Company's; (i) source of gross income, (ii) composition of assets, (iii) distribution levels and (iv) diversity of stock ownership. While the Company intends to operate so that the Company qualifies as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company's circumstances or in the law, no assurance can be given that the Company so qualifies or will continue to so qualify.

      Provided the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on net income that is currently distributed to the Company's stockholders. This treatment substantially eliminates the "double taxation" that generally results from an investment in a corporation. Double taxation means taxation once at the corporate level, when income is earned, and once again at the stockholder level when such income is distributed through dividends. However, even as a REIT, the Company will be subject to federal income taxation under the following circumstances:

                  o The Company will be required to pay tax at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains;

                  o The Company may be subject to the "alternative minimum tax"
            on items of tax preference, if any;

                  o If the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, the Company will be required to pay tax at the highest corporate rate on this income. In general, foreclosure property is property acquired through foreclosure after a default on a loan secured by the property or on a lease of the property;

                  o The Company will be required to pay a 100% tax on any net income from prohibited transactions. In general, prohibited transactions are sales or other taxable dispositions of assets, other than foreclosure property, held for sale to customers in the ordinary course of business;

                  o If the Company fails to satisfy the 75% or 95% gross income tests, as described below, but has, nevertheless, maintained its qualification as a REIT, the Company will be subject to a tax equal to the gross income attributable to the greater of either (i) the amount by which 75% of the Company's gross income exceeds the amount qualifying under the 75% test for the taxable year or (ii) the amount by which 90% of the Company's gross income exceeds the amount of its income qualifying under the 95% test for the taxable year multiplied in either case by a fraction intended to reflect the Company's profitability;

                  o The Company will be required to pay a 4% excise tax on the amount by which its annual distributions to stockholders is less than the sum of (i) 85% of the Company's ordinary income for the year, (ii) 95% of the Company's REIT capital gain net income for the year, and (iii) any undistributed taxable income from prior periods;

                  o If the Company acquires an asset from a corporation which is not a REIT in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset in the hands of the transferor corporation and the Company subsequently sells or otherwise disposes of the asset within ten years, then under existing treasury regulations, the Company would be required to pay tax at the highest regular corporate tax rate on this gain to the extent the fair market value of the asset exceeds the Company's adjusted tax basis in the asset, in each case, determined as of the date on which the

            Company acquired the asset. The results described in this paragraph assume that the Company will not elect in lieu of this treatment to be subject to an immediate tax when the asset is acquired; and

                  o The Company will generally be subject to tax on the portion of any "excess inclusion income" derived from an investment in residual interests in real estate mortgage investment conduits to the extent the Company's stock is held by specified tax exempt organizations not subject to tax on unrelated business taxable income.

            Requirements for Qualification as a REIT

      General. The Code defines a REIT as a corporation, trust or association:

                  (1) that is managed by one or more trustees or directors;

                  (2) that issues transferable shares or transferable
            certificates to its owners;

                  (3) that would be taxable as a regular corporation, but for its election to be taxed as a REIT;

                  (4) that is not a financial institution or an insurance
            company under the Code;

                  (5) that is owned by 100 or more persons;

                  (6) that has not more than 50% of the value of its outstanding stock that is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each year (the "5/50 Rule"); and

                  (7) that meets other tests, described below, regarding the nature of its income and assets, and the amount of its distributions.

      The Code provides that conditions (1) through (4) must be met during the entire year and that condition (5) must be met during at least 335 days of a year of twelve months or during a proportionate part of a shorter taxable year. Conditions (5) and (6) do not apply to the first taxable year for which an election is made to be taxed as a REIT.

      The Company's amended and restated articles of incorporation provide for restrictions regarding ownership and transfer of the Company's stock. These restrictions are intended to assist the Company in satisfying the share ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that the Company will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and
(6) above. If the Company fails to satisfy these share ownership requirements, the Company's status as a REIT may terminate. If, however, the Company complied with the rules contained in applicable regulations that require a REIT to determine the actual ownership of its shares and the Company does not know, or would not have known through the exercise of reasonable diligence, that the Company failed to meet the requirement described in condition (6) above, the Company would not be disqualified as a REIT.

      In addition, a corporation may not qualify as a REIT unless its taxable year is the calendar year. The Company has a calendar taxable year.

      Qualified REIT Subsidiaries. A "qualified REIT subsidiary" is a corporation, all of the stock of which is owned by a REIT. Under the Code, a qualified REIT subsidiary is not treated as a separate corporation from the REIT. Rather, all of the assets, liabilities and items of income, deduction and credit of the qualified REIT subsidiary are treated as the assets, liabilities and items of income, deduction and credit of the REIT for purposes of the REIT income and asset tests described below.

      Taxable REIT Subsidiaries. A "taxable REIT subsidiary" is a corporation which, together with a REIT, which owns an interest in such corporation, makes an election to be treated as a taxable REIT subsidiary. A taxable REIT subsidiary may earn income that would be nonqualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of the stock of a taxable REIT subsidiary.

      Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year (although the taxable REIT subsidiary may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). In addition, if a taxable REIT subsidiary pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, the REIT generally will be subject to an excise tax equal to 100% of such excess. The Company, together with RCC, had made a taxable REIT subsidiary election with respect to its ownership interest in RCC, which election was effective, for federal income tax purposes, as of March 30, 2002; however, the Company and RCC revoked this election in January of 2003. As a result, effective January 2003, RCC became a qualified REIT subsidiary of the Company. During its time as a TRS, RCC made interest and other payments to the Company.

      Income Tests. The Company must meet two annual gross income requirements to qualify as a REIT. First, each year the Company must derive, directly or indirectly, at least 75% of its gross income, excluding gross income from prohibited transactions, from investments relating to real property or mortgages on real property, including "rents from real property" and mortgage interest, or from specified temporary investments. Second, each year the Company must derive at least 95% of its gross income, excluding gross income from prohibited transactions, from investments meeting the 75% test described above, or from dividends, interest and gain from the sale or disposition of stock or securities. For these purposes, the term "interest" generally does not include any interest of which the amount received depends on the income or profits of any person. An amount will generally not be excluded from the term "interest;" however, if such amount is based on a fixed percentage of gross receipts or sales.

      Any amount includable in the Company's gross income with respect to a regular or residual interest in a real estate mortgage investment conduit is generally treated as interest on an obligation secured by a mortgage on real property for purposes of the 75% gross income test. If, however, less than 95% of the assets of a real estate mortgage investment conduit consist of real estate assets, the Company will be treated as receiving directly its proportionate share of the income of the real estate mortgage investment conduit, which would generally include non-qualifying income for purposes of the 75% gross income test. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the principal amount of the loan exceeds the fair market value of the real property on the date the mortgage loan was made by the Company, interest income on the loan will be apportioned between the real property and the other property, which apportionment would cause the Company to recognize income that is not qualifying income for purposes of the 75% gross income test.

      To the extent interest on a loan is based on the cash proceeds from the sale or value of property, such income would be treated as gain from the sale of the secured property, which generally should qualify for purposes of the 75% and 95% gross income tests.

      The Company inevitably may have some gross income from various sources that fails to constitute qualifying income for purposes of one or both of the gross income tests, such as qualified hedging income, which would constitute qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. However, the Company intends to maintain its status as a REIT by carefully monitoring any such potential nonqualifying income.

      If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any year, the Company may still qualify as a REIT if it is entitled to relief under the Code. Generally, the Company may be entitled to relief if:

                  o the failure to meet the gross income tests was due to
            reasonable cause and not due to willful neglect;

                  o a schedule of the sources of the Company's income is
            attached to its federal income tax return; and

                  o any incorrect information on the schedule was not due to fraud with the intent to evade tax.

      It is not possible to state whether in all circumstances the Company would be entitled to rely on these relief provisions. If these relief provisions do not apply to a particular set of circumstances, the Company would fail to qualify as a REIT. As discussed above in "General," even if these relief provisions apply and the Company retains its status as a REIT, a tax would be imposed with respect to the Company's income that does not meet the gross income tests. The Company may not always be able to maintain compliance with the gross income tests for REIT qualification despite periodically monitoring the Company's income.

      Foreclosure Property. Net income realized by the Company from foreclosure property would generally be subject to tax at the maximum federal corporate tax rate (currently 35%). Foreclosure property means real property and related personal property that is acquired through foreclosure following a default on a lease of such property or a default on indebtedness that is secured by the property and for which an election is made to treat the property as foreclosure property.

      Prohibited Transaction Income. Any gain realized by the Company on the sale of any asset other than foreclosure property, held as inventory or otherwise held primarily for sale to customers in the ordinary course of business will be prohibited transaction income and subject to a 100% penalty tax. Prohibited transaction income may also adversely affect the Company's ability to satisfy the gross income tests for qualification as a REIT. Whether an asset is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction. While the regulations provide standards which, if met, would not cause a sale of an asset to result in prohibited transaction income, the Company may not be able to meet these standards in all circumstances.

      Asset Tests. At the close of each calendar quarter, the Company also must satisfy four tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be real estate assets, cash, cash items and government securities. For purposes of this test, real estate assets include real estate mortgages, real property, interests in other REITs and stock or debt instruments held for one year or less that are purchased with the proceeds of a stock offering or a long-term public debt offering. Second, not more than 25% of the Company's total assets may be represented by securities, other than those securities includable in the 75% asset class. Third, not more than 20% of the value of the Company's total assets may be represented by securities in one or more taxable REIT subsidiaries. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of the total vote or value of the outstanding securities of any one issuer (other than securities of a qualified REIT subsidiary, a taxable REIT subsidiary and, with respect to the 10% value test, certain "straight debt" securities).

      The Company currently owns 100% of RCC. RCC elected to be taxed as a REIT for its taxable year ended December 31, 2001 and jointly elected, together with the Company, to be treated as a taxable REIT subsidiary effective as of March 30, 2002. The Company believes that RCC met all of the requirements for taxation as a REIT with respect to its taxable year ended December 31, 2001 and as a taxable REIT subsidiary commencing as of March 30, 2002; however, the sections of the Code that relate to qualification as a REIT are highly technical and complex and there are certain requirements that must be met in order for RCC to have qualified as a taxable REIT subsidiary effective March 30, 2002. Since RCC has been subject to taxation as a REIT or a taxable REIT subsidiary, as the case may be, at the close of each quarter of the Company's taxable years beginning with the year ended December 31, 2001, the Company believes that its ownership interest in RCC has not caused the Company to fail to satisfy the 10% value test. In addition, the Company believes that it has, at all times prior to October 1, 2002, owned less than 10% of the voting securities of RCC. No assurance, however, can be given that RCC in fact qualified as a REIT for its taxable year ended December 31, 2001 or as a taxable REIT subsidiary as of March 30, 2002, that the nonvoting preferred stock of RCC owned by the Company would not be deemed to be "voting stock" for purposes of the asset tests or, as a result of any of the foregoing, that the Company has qualified or will continue to qualify as a REIT. Effective January 2003, the Company and RCC revoked their election to treat RCC as a taxable REIT subsidiary. As a result, effective as of such date, RCC became a qualified REIT subsidiary of the Company.

      After meeting the asset tests at the close of any quarter, the Company will not lose its status as a REIT if it fails to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. In addition, if the Company fails to satisfy the asset tests because it acquires assets during a quarter, the Company can cure this failure by disposing of sufficient nonqualifying assets within 30 days after the close of that quarter.

      The Company intends to monitor the status of the assets that the Company owns for purposes of the various asset tests and manage its portfolio in order to comply with such tests.

      Annual Distribution Requirements. To qualify as a REIT, the Company is required to distribute dividends, other than capital gain dividends, to its stockholders in an amount at least equal to the sum of (i) 90% of the Company's "REIT taxable income" and (ii) 90% of the Company's after-tax net income, if any, from foreclosure property, minus (iii) the sum of certain items of non-cash income. In general, "REIT taxable income" means taxable ordinary income without regard to the dividends paid deduction.

      The Company is generally required to distribute income in the taxable year in which it is earned, or in the following taxable year before the Company timely files its tax return if such dividend distributions are declared and paid on or before the Company's first regular dividend payment. Generally, these distributions are taxable to holders of common stock in the year in which paid, even though these distributions relate to the prior year for purposes of the Company's 90% distribution requirement. To the extent that the Company does not distribute all of its net capital gain or distribute at least 90% of its "REIT taxable income," the Company will be subject to tax at regular corporate tax rates on such under-distributed amount.

      From time to time, the Company may not have sufficient cash or other liquid assets to meet the above distribution requirement due to timing differences between the actual receipt of cash and payment of expenses and the inclusion of income and deduction of expenses in arriving at the Company's taxable income. If these timing differences occur, in order to meet the REIT distribution requirements, the Company may need to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of taxable stock dividends.

      Under certain circumstances, the Company may be able to rectify a failure to meet a distribution requirement for a year by paying "deficiency dividends" to its stockholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Thus, the Company may be able to avoid being subject to tax on amounts distributed as deficiency dividends. The Company will be required, however, to pay interest based upon the amount of any deduction claimed for deficiency dividends. In addition, the Company will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed if the Company should fail to distribute each year at least the sum of 85% of its ordinary income for the year, 90% of its capital gain income for the year and any undistributed taxable income from prior periods.

      Recordkeeping Requirements. The Company is required to maintain records and request on an annual basis information from specified stockholders. This requirement is designed to disclose the actual ownership of the Company's outstanding stock.

      Excess Inclusion Income. If the Company is deemed to have issued debt obligations having two or more maturities, the payments on which correspond to payments on mortgage loans owned by the Company, such arrangement will be treated as a "taxable mortgage pool" for federal income tax purposes. If all or a portion of the Company is considered a taxable mortgage pool, its status as a REIT generally should not be impaired; however, a portion of its taxable income may be characterized as "excess inclusion income" and allocated to its stockholders. Any excess inclusion income:

                  o could not be offset by unrelated net operating losses of a stockholder;

                  o would be subject to tax as "unrelated business taxable
            income" to a tax-exempt stockholder;

                  o would be subject to the application of federal income tax withholding (without reduction pursuant to any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

                  o would be taxable (at the highest corporate tax rate) to the
            Company, rather than its stockholders, to the extent allocable to the Company's stock held by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations).

      Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year and the relief provisions of the Code described above do not apply, the Company will be subject to tax, including any applicable alternative minimum tax, and possibly increased state and local taxes, on its taxable income at regular corporate rates. Such taxation would reduce the cash available for distribution by the Company to its stockholders. Distributions to the Company's stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company and the Company will not be required to distribute any amounts to its stockholders. Additionally, if the Company fails to qualify as a REIT, distributions to its stockholders will be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits and, subject to certain limitations of the Code, corporate stockholders may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the four taxable years following the year during which the Company lost its qualification. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief.

      State, Local and Foreign Taxation

      The Company may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which the Company transacts business or make investments, and its stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. The Company's state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above.

      Proposed Legislative or Other Actions Affecting REITs

      On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the federal "double taxation" that is currently imposed on corporate income for regular C corporations. Under this proposal, dividends from a regular C corporation will be excluded from a stockholder's federal taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. If a REIT receives a dividend from a regular C corporation that has been subject to corporate income tax, the REIT could distribute or retain the dividend amount without any additional federal income tax being imposed on the REIT or its stockholders.

      REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to stockholders. The Bush Administration's proposal, if enacted, could decrease the tax advantage of a REIT relative to a regular C corporation, because part or all of the dividends received by a stockholder from the regular C corporation would be exempt from federal income tax. It is not possible to predict whether the Bush Administration's proposal ultimately will be enacted, the form which it might take, and, if enacted, the effects it may have on the value of REIT shares.

      The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax law, which may have retroactive application, could adversely affect the Company and its stockholders. It cannot be predicted whether, when, in what forms or with what effective dates, the tax law applicable to the Company or its stockholders will be changed.

                                   COMPETITION

      The Company believes that its principal competitors in the business of acquiring and holding MBS of the types in which it invests are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds and other mortgage REITs. Such investors may not be subject to similar regulatory constraints (i.e., REIT tax compliance or maintaining an exemption under the Investment Company Act). In addition, many of the other entities purchasing mortgages and MBS have greater financial resources and access to capital than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS and other REIT qualifying investments that the Company may invest in, resulting in higher prices and lower yields on such assets.

                              AVAILABLE INFORMATION

      The Company maintains a website on the World Wide Web at www.mfa-reit.com. The Company makes available, free of charge, on its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.

      Item 2. Properties.

      Executive Office

      During the second quarter of 2002, the Company entered into a lease through 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. The lease provides for, among other things, annual rent of (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. The Company believes that the leased space is adequate to meet the Company's foreseeable operating needs.

      Property Owned Through Subsidiary Corporation

      On October 1, 2002, the Company acquired 100% of the voting common stock of RCC Corporation, representing 5% economic interest, for $260,000. (See Note 3 to the consolidated financial statements, included under Item 8). As a result of the purchase of RCC common shares, the Company indirectly owns the controlling interest the properties known as "The Greenhouse" and "Lealand Place". The Greenhouse is a 127-unit high-rise rental apartment building located at 900 Farnam on the Mall in Omaha, Nebraska. Lealand Place is a 192-unit three and four-story garden-style apartment rental complex located at 2945 Cruse Road, Lawrenceville, Georgia.

      Item 3. Legal Proceedings.

      There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

      Item 4. Submission of Matters to a Vote of Security Holders.

      None.

      Item 4A Executive Officers of the Company.

      The following table sets forth certain information with respect to each executive officer of the Company. The Board of Directors appoints or annually reaffirms the appointment of all of the Company's executive officers.

      Name            Age*            Position held with the Company
-------------------   ----  ----------------------------------------------------
Stewart Zimmerman      58   President and Chief Executive Officer and Director
William S. Gorin       44   Executive Vice President and Chief Financial Officer
Ronald A. Freydberg    42   Executive Vice President and Secretary
Teresa D. Covello      37   Senior Vice President and Controller

      * As of December 31, 2002

      Stewart Zimmerman has served as President and Chief Executive Officer of the Company since 1997. From 1989 through 1997, he initially served as a consultant to The America First Companies and then became Executive Vice of America First Companies, L.L.C. During this time he held a number of positions:
President and Chief Operating Officer of America First REIT, Inc., and President of several America First Mortgage funds, including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2-Limited Partnership. From 1986 through 1989, Mr. Zimmerman served as a Managing Director and Director of Security Pacific Merchant Bank. From 1982 through 1986 Mr. Zimmerman served as First Vice President of EF Hutton & Company, Inc. From 1980 through 1982, Mr. Zimmerman was employed by First Pennco Securities and Cralin & Company. From 1977 to 1980, he served as Vice President of Lehmann Brothers. Prior to that time, Mr. Zimmerman was an officer of Bankers Trust Company as well as Vice President of Zenith Mortgage Company. Mr. Zimmerman holds a Bachelors of Arts degree from Michigan State University.

      William S. Gorin serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company. He has served as Executive Vice President since 1997 and was appointed Chief Financial Officer and Treasurer in 2001. From 1998 to 2001, Mr. Gorin served as Executive Vice President and Secretary of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York, New York, serving as a First Vice President in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments. Mr. Gorin has a Masters of Business Administration degree from Stanford University and a Bachelor of Arts in Economics from Brandeis University.

      Ronald A. Freydberg serves as Executive Vice President and Secretary of the Company, which positions he was appointed to in 2001. From 1998 to 2001, he served as Senior Vice President of the Company. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. In addition, he worked with various financial institutions on the acquisition and sale of residential, commercial and asset-backed securities. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position, he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York. Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

      Teresa D. Covello has served as Senior Vice President and Controller of the Company since October 2001. From 2000 up to joining the Company, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she held progressive positions, was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc., where her key responsibilities included; Securities and Exchange Commission ("SEC") reporting, implementing accounting standards, establishing policies and procedures, managing asset/liability and interest rate risk policy and reporting, and investor and regulatory communications. Ms. Covello began her career in public accounting in 1987 with KPMG Peat Marwick (predecessor to KPMG LLP), participating in and supervising financial statement audits, compliance examinations, public debt and equity offerings. Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Market Information The Company's Common Stock began trading on the New York Stock Exchange on April 10, 1998, under the symbol "MFA." As of February 5, 2003, the last sales price for the Company's Common Stock on the New York Stock Exchange was $8.55. The following table sets forth the high and low sale prices per share for the Company's Common Stock during the 12 months ending December 31, 2002 and 2001.

                                    2002                      2001
                            --------------------       -------------------
     Quarter Ended            High          Low         High          Low
   -------------------      -------       ------       ------       ------
   March 31                  $9.590       $8.200       $7.500       $5.063
   June 30                  $10.740       $8.300       $8.250       $6.750
   September 30             $10.180       $7.210       $8.850       $7.250
   December 31               $9.160       $7.100       $9.400       $7.650

      (b) Investors

      The approximate number of record holders of the Company's Common Stock as of December 31, 2002 was 492; the total number of beneficial owners was estimated at 16,500.

      (c) Dividends

      The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to stockholders during the years ended December 31, 2002 and 2001, were $54.8 million ($1.24 per share) and $17.0 million ($0.845 per share), respectively. In general, consistent with the Company's underlying operational strategy, the Company's dividends will for the most part be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company's dividends may be characterized as capital gains or return of capital. All of the Company's dividends for 2002 and 2001 were characterized as ordinary income. (For additional dividend information, see Note 11 to the accompanying consolidated financial statements, included under Item 8.)

      The Company elected to be treated as a REIT for federal income tax purposes beginning with its 1998 taxable year and, as such, has distributed and anticipates distributing annually at least 90% (95% prior to January 1, 2001) of its taxable income, subject to certain adjustments. Although the Company may borrow funds to make distributions; cash for such distributions has generally been and is expected to continue to be largely generated from the Company's results of operations.

      The Company declared the following dividends during the years ended December 31, 2002 and 2001:

                                                                      Dividend
 Declaration Date          Record Date          Payment Date          per Share
------------------      ------------------     ----------------      -----------
2002
----
March 12, 2002          March 28, 2002         April 30, 2002        $  0.30 (1)
June 12, 2002           June 28, 2002          July 30, 2002            0.30 (1)
September 12, 2002      September 30, 2002     October 30, 2002         0.32 (2)
December 19, 2002       December 30, 2002      January 24, 2003         0.32 (2)

2001
----
February 12, 2001       April 16, 2001         April 30, 2001        $  0.165
April 9, 2001           June 30, 2001          July 16, 2001            0.175
September 19, 2001      October 2, 2001        October 18, 2001         0.225
December 12, 2001       December 28, 2001      January 30, 2002         0.280

(1)   Included a special dividend of $0.02 per share.
(2)   Included a special dividend of $0.04 per share.
Note: For tax purposes, a portion of each of the dividends declared on December 19, 2002 and December 12, 2001 were treated as a dividend for stockholders in the subsequent year.

      Dividends are declared by the Company's Board of Directors after considering the Company's available cash for distribution, financial condition, ability to maintain its REIT status, and such other factors that may be deemed relevant. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to pay dividends at the same levels in 2003 and thereafter.

      Item 6. Selected Financial Data.

      Set forth below is selected financial data for the Company (for periods after April 9, 1998) and the Predecessor (for periods up to April 9, 1998). The information set forth below should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

                                                           For the Year Ended December 31,             Company    Predecessor
                                                  ------------------------------------------------    ---------   -----------
                                                     2002         2001         2000         1999              1998 (1)
                                                  ---------    ---------    ---------    ---------    ----------------------
Operating Data:
(In Thousands, Except per Share Amounts)

Mortgage securities income                        $ 126,238    $  53,387    $  33,391    $  24,302        7,627    $     614
Corporate debt securities income                        791        1,610        1,336          675          165           --
Dividend income                                          39          666          928          331           --           --
Interest income on temporary cash investments           926          842          645          366          440          149
Interest expense on repurchase agreements           (63,491)     (35,073)     (30,103)     (18,466)      (4,620)          --
Income from equity interests in real estate (2)          80        3,137        3,670        3,013          582          145
Revenue from operations of real estate held (3)         685           --           --           --           --           --
Net gain (loss) on sale of securities                   205         (438)         456           55          415           --
Other-than-temporary impairment on securities        (3,474)      (2,453)          --           --           --           --
Operating and other expenses (4)                     (5,905)      (5,355)      (2,457)      (2,672)      (1,674)        (421)
Cost incurred in acquiring Advisor (5)                   --      (12,539)          --           --           --           --
Minority interest                                       N/A          N/A          N/A           (4)          (4)         N/A
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Net income                                        $  56,094    $   3,784    $   7,866    $   7,600    $   2,931    $     487
                                                  =========    =========    =========    =========    =========    =========
Net income, per share - basic                     $    1.35    $    0.25    $    0.89    $    0.84    $    0.32          N/A
                                                  =========    =========    =========    =========    =========    =========
Net income, per share - diluted                   $    1.35    $    0.25    $    0.89    $    0.84    $    0.32          N/A
                                                  =========    =========    =========    =========    =========    =========
Net income per exchangeable unit - basic                N/A          N/A          N/A          N/A          N/A    $    0.08
                                                  =========    =========    =========    =========    =========    =========
Net income per exchangeable unit - diluted              N/A          N/A          N/A          N/A          N/A    $    0.08
                                                  =========    =========    =========    =========    =========    =========
Dividends declared per common share or cash
  distributions paid/accrued per
  exchangeable unit                               $    1.24    $    0.85    $    0.59    $    0.67    $    0.80    $    0.26
                                                  =========    =========    =========    =========    =========    =========

Balance Sheet Data:

                                            At the Period Ended December 31,
                              --------------------------------------------------------------
                                 2002         2001         2000         1999         1998
                              ----------   ----------   ----------   ----------   ----------
(In Thousands)
MBS                           $3,485,319   $1,926,900   $  470,576   $  475,720   $  241,895

Corporate debt securities             --        9,774       15,666        8,020        4,673

Corporate equity securities           --        4,088        9,011        3,131        1,154

Total assets                   3,603,859    2,068,933      522,490      524,384      264,669

Repurchase agreements          3,185,910    1,845,598      448,583      452,102      190,250

Total stockholders' equity       371,200      203,624       69,912       67,614       70,933

(1) The column labeled "Company" reflects the results of the Company from April 10, 1998 through December 31, 1998; the column labeled "Predecessor" reflects the results of the Predecessor from January 1, 1998 through April 9, 1998. PREP Fund 1 was considered the sole predecessor to the Company and, accordingly, the historical operating results presented in this report as those of PREP Fund 1. The 1998 Merger was accounted for as a purchase by PREP Fund 1 of 100% of the assigned limited partnership interests (known as "BUCs") of PREP Fund 2 and 99% of the BUCs of Pension Fund. As a result of this treatment, the Company, as the successor to PREP Fund 1, recorded all of the assets and liabilities of PREP Fund 1 at their book value, but was required to record the assets of PREP Fund 2 and Pension Fund at their fair value. The amount by which the fair value of the Company's Common Stock issued to the BUC holders of PREP Fund 2 and Pension Fund exceeded the fair value of the net assets of PREP Fund 2 and Pension Fund was recorded as goodwill by the Company.

(2) Includes gains of $2.6 million, $2.6 million and $2.2 million resulting from the sale of the underlying real estate of unconsolidated real estate limited partnerships for the years ended December 31, 2001, 2000 and 1999, respectively. (See Note 7 to the accompanying consolidated financial statements, included under Item 8.)

(3) On October 1, 2002, the Company acquired the voting common shares of RCC. RCC's results of operations have been consolidated with the Company for the three months ended December 31, 2002. (See Notes 3c and 7 to the accompanying consolidated financial statements, included under Item 8.)

(4) Includes an incentive fees of $511,000, $519,000 and $433,000 earned by the Advisor in connection with the sales described in (2) above for the years ended December 31, 2001, 2000 and 1999, respectively.

(5) Reflects the cost of acquiring the Advisor, of which, $11.3 million was non-cash. (See Note 3 to the accompanying consolidated financial statements, included in Item 8.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

      MFA Mortgage Investments, Inc. is a self-advised mortgage REIT, which is primarily engaged in the business of investing in ARM-MBS. The Company's investment portfolio consists primarily of Agency MBS and, to a lesser extent, high quality MBS, rated in one of the two highest rating categories by at least one Rating Agency. The Company's investment strategy also provides for the acquisition of multi-family housing properties, investments in REIT securities and other securities. The Company's principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

      The Company has elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

      The Company was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998 upon consummating the 1998 Merger. As a result of the 1998 Merger, PREP Fund 1 and PREP Fund 2 were merged directly into the Company and Pension Fund became a partnership subsidiary of the Company. In December 1999, Pension Fund was liquidated and dissolved and, as a result, the Company acquired 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund securities who elected to remain in place following the 1998 Merger. As a result of the 1998 Merger, the Company issued a total of 9,035,084 shares of its Common Stock to the former partners of the PREP Funds.

      Following the completion of the 1998 Merger through December 31, 2001, the Company was externally advised and managed by the Advisor. As such, the Company had no employees and relied entirely on the Advisor to perform all of the duties that are typically performed by internal management, as well as perform all back office operations. Pursuant the Advisory Agreement, the Advisor provided the day-to-day management and administrative functions for the Company for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of AFC.

      On December 12, 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor which provided for the Advisor Merger. The Advisor Merger became effective on January 1, 2002. As a result of the Advisor Merger, the Company became a self-advised REIT and, as such, was no longer be required to pay a fee to the Advisor under the Advisory Agreement, but rather directly incur all of the costs of operating the Company. In connection with the Advisor Merger, the employees of the Advisor became employees of the Company. The Company also acquired all of the tangible and intangible business assets of the Advisor.

      On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

      The Company's core business strategy is to invest on a leveraged basis in a portfolio of high-grade ARM-MBS, which primarily consist of Agency MBS. Beginning in September 2001, the Company began to significantly increase its asset base by leveraging equity raised through additional public offerings of the Company's Common Stock. As a result, the Company has experienced significant growth in assets and earnings. The Company's total assets grew to $3.603 billion at December 31, 2002, from $2.069 billion at December 31, 2001. As of December 31, 2002, 98.5% of the Company's assets consisted of Agency MBS, AAA rated MBS and cash. The Company also has indirect interests in four apartment properties and a controlling indirect interest in two apartment properties, these six properties contain a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska.

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. The CPR on the Company's MBS portfolio averaged 30.9% and 23.5% for the years ended December 3, 2002 and

2001, respectively. In addition to these factors, borrowing costs are further affected by the creditworthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. During 2002, the Company sold all of its remaining investments in corporate debt securities, realizing an aggregate net loss of $637,000. The Company also has risks inherent in its other investments, comprised of interests in multi-family real estate properties and hedging instruments. Because these investments represented less than 1.0% of the Company's total assets at December 31, 2002, the risk related to these assets is limited; nonetheless, these investments have the potential of causing a material impact on the Company's operating performance in future periods.

                              RESULTS OF OPERATIONS

      Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

      In comparing the results of operations for 2002 with 2001, the results of each year are marked by significant charges and/or gains as well as substantial growth in assets funded by investment and leveraging of the additional equity capital raised during the year. During 2002 and 2001, the Company recognized charges of $3.5 million and $2.5 million, respectively, against certain of its debt securities due to other-than-temporary declines in their market values. Other non-recurring items for 2001 included a gain of $2.6 million on the sale of an assisted living center and the $12.5 million one-time expense incurred in connection with the Advisor Merger, of which $11.3 million was non-cash, stock based consideration. Further, prior to 2002, the Company's operating expenses were primarily comprised of a formula driven fee paid to the Advisor; subsequent to the Advisor Merger, which became effective January 1, 2002, the Company incurred its own direct operating costs.

      The Board of Directors sets the Company's dividend rates based on, among other things, the Company's taxable income. The capital losses realized on the sale of the Company's investments in corporate debt securities during 2002 and 2001 cannot be used to offset operating income. The tax losses will be carried forward and used to offset future long-term capital gains, if any. The gain realized on the sale of the assisted living center during 2001 was deferred for tax purposes and therefore did not impact the Company's taxable income.

      Total interest and dividend income earned in 2002 increased by $71.5 million, or 126.5%, to $128.0 million compared to $56.5 million earned in 2001. During 2002, the average amortized cost basis of the MBS portfolio increased by $2.1 billion to $2.964 billion from $909.8 million for 2001. The growth in the portfolio during 2002 is attributable to the investment of proceeds, on a leveraged basis, of $147.0 million from the sale of 17.8 million shares of the Company's Common Stock. The MBS portfolio generated income, after premium amortization, of $126.2 million in 2002, an increase of $72.9 million, or 136.5%, from $53.4 million for 2001. The overall increase in income related to the growth in MBS investments was partially offset by a decrease in the net yield on the MBS portfolio to 4.25% for 2002 from 5.87% for 2001, reflecting the impact of the decline in market interest rates that continued during 2002. Further, the increase in prepayments caused additional amounts to be reinvested at lower prevailing market interest rates and an acceleration of the premium amortization on the portfolio. The CPR, which is a measure of the prepayment speed, increased to a weighted average of 30.1% for 2002 from 23.5% for 2001. During 2002, the Company recorded premium amortization of $28.1 million, which reduced the net yield on the MBS portfolio by 99 basis points for 2002, while net premium amortization for 2001 was $5.6 million, which reduced the yield on the portfolio by 61 basis points. Management carefully monitors the premiums paid for MBS to mitigate the impact of spikes in prepayment activity, such as those experienced during 2002. As of December 31, 2002, the Company had net purchase premiums of $76.3 million, reflecting an aggregate portfolio premium of 2.26% to par value, compared to $37.5 million of premiums, or 1.99% of par value, at December 31, 2001.

      Lifetime and interim interest rate caps on ARM-MBS could limit the change in the coupon on such assets. At December 31, 2002, $656.9 million, or 19.9% of the Company's ARM-MBS (18.2% of the Company's total assets) had a 1% interim cap with the remainder having a 2% interim cap.

      Income recognized on short-term investments in cash and cash equivalents increased by $84,000, or 10.0%, to $926,000 for 2002 from $842,000 in 2001.
While the yield on the Company's cash decreased to 1.49% for 2002, from 3.21% for 2001, the average balance of cash and cash equivalents increased by $35.9 million, or 136.9% , to $62.1 million for 2002 compared to $26.2 million for 2001. In general, as the portfolio of MBS continues to grow, balances of cash and cash equivalents also tend to increase, reflecting the reinvestment lag on larger monthly scheduled amortization and pre-payments received on the MBS portfolio. Further, as reflected by the increase in the

CPR, greater prepayments increased cash inflows, increasing the Company's temporary investments in money market accounts until ultimately reinvested in MBS.

      Income from corporate debt and equity securities decreased by an aggregate of $1.4 million in 2002, or 63.5%, resulting from the sale of the entire corporate debt and equity portfolio during 2002.

      The Company's interest expense increased by $28.4 million, or 81.0%, for 2002, compared to 2001. This increase is related to the significant increase in average borrowings under repurchase agreements. The Company's increase in borrowings through repurchase agreements reflects the leveraging of $147.0 million of equity capital raised during 2002. The average balance of repurchase agreements increased to $2.738 billion for 2002, compared to $885.0 million for 2001, while the cost of such borrowings decreased to 2.32% for 2002, from 3.96% for 2001.

      Net interest income increased by $43.1 million, or 201.0%, to $64.5 million from $21.4 million for the years ended December 31, 2002 and 2001, respectively. The Company's net interest margin narrowed slightly to 2.13% for 2002, from 2.24% for 2001. The interest rate spread also decreased slightly to 1.90% for 2002, compared to 1.95% for 2001. This slight decrease reflects the decrease in the yield on interest earning assets to 4.22% for 2002, from 5.91% for 2001 and the decrease in the cost of interest bearing liabilities to 2.32% for 2002, from 3.96% for 2001. During 2002, interest rates continued to generally decline from 2001. Management believes that it is unlikely that interest rates will continue to decline significantly in 2003.

      Total other income decreased by $2.8 million to a loss of $2.5 million in 2002, from income of $246,000 for 2001. The components of the net total other income/(loss) include: (i) income from equity interests in real estate; (ii) income from operations of real estate held, which was comprised of the consolidated income of RCC for the fourth quarter of 2002; (iii) net gain/(loss) on the sale of securities and (iv) other-than-temporary impairment charges taken against investments in corporate debt securities during both 2002 and 2001.

      Prior to October 1, 2002, the Company accounted for its non-controlling interest in the preferred stock of RCC under the equity method, whereby results of operations were reported net, relative the Company's equity interest. On October 1, 2002, the Company acquired 100% of the voting common stock in RCC, and commenced accounting for such subsidiary on a consolidated basis, prospectively. (See Note 3 to the accompanying consolidated financial statements, included under Item 8.) This change in ownership and resulting change in accounting for RCC caused certain line items of the Company's 2002 statement of operations to be non-comparable to the 2001 presentation. While income from equity interests in real estate was $80,000 for 2002, compared to $3.1 million for 2001, had RCC continued to be accounted for under the equity method for 2002 in its entirety, the Company would have reported income from equity interests in real estate of $276,000 for 2002, compared to $3.1 million for 2001, primarily reflecting the impact of a $2.6 million non-recurring gain on the sale of an assisted living center realized during 2001. Excluding the 2001 gain, income from equity interest in real estate investments would have decreased by $276,000 for 2002 compared to 2001, had the Company continued to account for RCC under the equity method for 2002 in its entirety. As of December 31, 2002, the Company had indirect interests in six multi-family properties consisting of a total of 1,473 rental units, through investments in four limited partnerships and one corporation as a common stockholder. In the aggregate, real estate equity interests and real estate held, which is owned through a consolidated subsidiary, comprised less than 1.0% of the Company's total assets at December 31, 2002.

      The Company reported a net gain of $205,000 on the sale of securities during 2002, comprised of gross gains of $2.0 million and gross losses of $1.8 million. Included in gross gains were gains of $937,000, $569,000 and $515,000 from sales of corporate debt securities, corporate equity securities and MBS, respectively. Included in gross losses were losses of $1.6 million and $241,000 on sales of corporate debt securities and MBS, respectively. In addition, during 2002, the Company recognized a $3.5 million other-than-temporary impairment charge on corporate debt securities. This loss was entirely attributable to an investment in the corporate debt securities of Level 3 Corporation ("Level 3"). The corporate debt securities portfolio accounted for an aggregate net losses of $4.1 million during 2002, which includes the $3.5 million impairment charge and net gains and losses from sales, which decreased earnings by $.10 per basic and diluted share. The Company liquidated all of the corporate debt and equity portfolios during 2002, and has no future plans to resume investing in such instruments.

      During 2001, the Company recognized gross losses of $3.6 million, on its investments in corporate debt securities, of which $3.3 million was attributable to the RCN Corporation ("RCN") debt securities. Losses recognized on the RCN securities during 2001 were comprised of (i) a $2.5 million impairment charge made against the investment for an other-than-temporary decline in the market value and (ii) losses of $885,000 realized on sales and redemptions.

Operating and other expenses for the year ended December 31, 2002 are not readily comparable to operating costs incurred during 2001. During 2001, the Company was externally managed, and as such had no employees or the typical costs associated with being internally managed. Prior to January 1, 2002, the Company's general and administrative expenses were primarily comprised of formula driven fees payable to the Advisor. During 2001, the Company incurred cost of $12.5 million to acquire the Advisor, of which $11.3 million was non-cash, comprised of 1,287,501 shares of the Company's Common Stock. The Company and the Advisor merged effective 12:01a.m. on January 1, 2002. As a result, the Company became self-advised commencing January 1, 2002 and, has thereafter directly incurred the cost of all overhead necessary to operate the Company. For 2001, Company paid the Advisor total fees of $4.3 million, which included an incentive fee of $2.9 million. During 2002, the Company incurred $5.9 million of operating expenses, or 0.19% of average assets on an annualized basis, of which, employee compensation and benefits were $2.9 million, or 47.3%, operating expenses from real estate held and mortgage interest for the fourth quarter were $185,000 and $304,000, respectively, or 12.6%, and other general and administrative expenses were $2.5 million, or 40.1%. Other general and administrative expenses were comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and director fees. The Company relocated to new headquarters during the third quarter of 2002, as additional space was needed to accommodate the Company's post-Advisor Merger operations. In addition, commencing October 1, 2002, when the Company acquired the voting common stock of RCC, the Company consolidated RCC's results of operations, resulting in RCC's indirect mortgages and related interest expense being reported on the Company's consolidated financial statements. (See Note 3 to the accompanying consolidated financial statements, included under Item 8.) These mortgage loans, which had an aggregate balance of $16.3 million, had an average interest rate of 7.3%. Prior to the Company acquiring the voting common stock of RCC, the preferred stock interest in RCC was accounted for under the equity method, with the Company's percentage interest in RCC's income or loss reflected net as a component of income from equity interests in real estate.

      During 2002, the Sarbanes-Oxley Act ("SOX Act") was enacted. The SOX Act, among other things, places additional responsibilities on management and the boards of directors of public companies. The Company expects to incur incremental costs associated with complying with the provisions of the SOX Act and other related changes to federal securities and corporate governance laws. The Company expects to experience an increase in the cost of its professional fees, including, but not limited to, accounting and compliance. The incremental increase in costs to be incurred to comply with the provisions of the SOX Act and related changes to federal securities and corporate governance laws, as well as other associated increases, such as director and officer liability insurance, is uncertain at the present time.

      Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

      In comparing the results of operations for 2001 with 2000, the 2001 results are marked by two significant charges and a substantial growth in assets funded by leveraging of the additional equity capital raised during the year. During 2001, the Company incurred a one-time expense of $12.5 million, of which $11.3 million was non-cash, in connection with the Advisor Merger. In addition, the Company incurred a charge of $2.5 million taken against the corporate debt securities portfolio for an other-than-temporary impairment against an investment in corporate debt securities.

      Total interest and dividend income increased by $20.2 million, or 55.7%, to $56.5 million compared to $36.3 million earned in 2000. The 2001 increase is directly attributable to the growth in assets as a result of the investing, on a leveraged basis, the proceeds from the sale of 18.3 million shares of the Company's Common Stock. The Company's "core assets" which consist of MBS, generated $53.4 million of income, reflecting $20.0 million, or 59.9%, increase from $33.4 million for 2000. The increase in MBS income reflects the growth in the Company's MBS portfolio of $1.456 billion, or 309.5%, from $470.6 million as of December 31, 2000 to $1.927 billion as of December 31, 2001.

      Lifetime interest rate caps on ARM-MBS could limit earnings on the Company's assets. At December 31, 2001, 19.9% of the Company's ARM-MBS had a 1% interim cap with the remainder having a 2% interim cap.

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

      The Company's interest expense increased by $5.0 million, or 16.5%, for the year ended December 31, 2001. The average borrowings under repurchase agreements increased by $434.7 million, or 96.5% from $450.3 million during 2000 to $885.0 million during 2001, while the average cost of borrowings decreased from 6.68% to 3.96% for the years ended December 31, 2000 and 2001, respectively.

      Net interest and dividend income increased by $15.2 million, or 245.8%, from $6.2 million to $21.4 million for the years ended December 31, 2000 and 2001, respectively. The Company's net interest margin improved by 102 basis points to 2.24% for 2001 from 1.22% for 2000. Overall, the significant increase in the Company's net interest income can be attributed to the significant balance sheet growth and the increase in the interest rate spread and net interest margin during 2001. During 2001, interest rates generally declined, resulting in an expansion (i.e., increase) in interest rate spreads and margins.

      Income from equity interests in real estate decreased $533,000, to $3.1 million from $3.7 million for 2000. During both 2001 and 2000, the Company recognized gains of $2.6 million related to sales of real estate properties through the Company's non-consolidated real estate investments. Excluding the gains on sales of the underlying equity interests, the decrease reflects a decline in the performance of the underlying properties held through equity interests. As of December 31, 2001, the Company had indirect interests in six multi-family properties consisting of a total of 1,473 rental units, through investments in four limited partnerships and one corporation as a preferred stockholder. These investments, which had a net carrying value of $9.8 million at December 31, 2001, comprised less than 1.0% of the Company's total assets.

      The Company reported a net loss of $438,000 on the sale of securities during 2001. This net loss was comprised of gross sale gains of $1.2 million on corporate equity securities and $81,000 on corporate debt securities and MBS, net of gross losses from sales of $1.2 million on corporate debt securities and $588,000 on equity securities. This compares to a net gain of $456,000 recognized during the year ended December 31, 2000 resulting from the sale of corporate debt, equity and mortgage-backed securities.

      During 2001, the Company recognized an other-than-temporary impairment loss of $2.5 million on its investment in RCN debt securities. At December 31, 2001, the Company held RCN debt securities, which were carried at their estimated fair value of $2.1 million. In addition to RCN debt securities, the corporate debt portfolio included other debt securities designated as held-to-maturity that were carried at their amortized cost of $7.6 million which had estimated gross unrealized losses of $3.4 million. The investment in the corporate debt securities of Level 3 accounted for $3.1 million of the $3.4 million of unrealized losses.

      General and administrative expenses for the Company for the year ended December 31, 2001, increased $2.9 million as compared to 2000. Such increase is primarily attributable to higher base management and incentive compensation fees earned by the Advisor resulting from an increase in the Company's stockholders' equity and an increase in income generated by the Company.

      The Company incurred costs in acquiring the Advisor of $12.5 million, of which $11.3 million was a non-cash equity issuance, representing the fair value of the Company's Common Stock issued in the Advisor Merger. The Company and the Advisor merged effective 12:01a.m. on January 1, 2002. As a result, the Company became self-advised and thereafter, has directly incurred the cost of all overhead necessary to operate the Company.

                          CRITICAL ACCOUNTING POLICIES

      Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

      The Company's consolidated financial statements include the accounts of the Company and all majority owned and controlled subsidiaries. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to makes estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgements of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      The Company's accounting policies are described in Note 2 to the Company's consolidated financial statements, included in Item 8. Management believes the more significant of these to be as follows:

      Revenue Recognition

      The most significant source of the Company's revenue is derived from its investments in MBS. The Company reflects income using the effective yield method, which recognizes periodic income over the term of the investment on a constant yield basis, as adjusted for actual prepayment activity. Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

      Other-than-temporary Impairment

      The Company's accounting policies require that management review its investment portfolio for potential "other-than-temporary" declines in value on an investment-by-investment basis. The majority of the Company's investments are in ARM-MBS which are issued or guaranteed by an agency of the U.S. Government, such that management considers it unlikely that these securities will experience substantial declines in value that are due to other-than-temporary market fluctuations. For the Company's other non-real estate investments, management assesses on a quarterly basis significant declines in value which may be considered other-than-temporary and, if necessary, recognizes an accounting charge to write-down the carrying value of such investments. In making this assessment, management considers a wide range of objective and subjective information, including, but not limited to, the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity and public filings and statements made by the issuer, if applicable. Actual losses, if any, could ultimately differ from these estimates.

      Impairment of Long-Lived Assets

      Real estate investments held directly or through joint ventures represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, real estate held and investments in joint ventures are considered to be held for investment and are not carried at amounts in excess of their estimated fair value.

      Income Taxes

      The Company's financial results generally do no reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.

      New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148, amends FAS No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to record option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148; such change is not expected to have a significant impact on the Company.

                        Liquidity and Capital Resources

      The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company's principal uses of cash include purchases of MBS and, to a lesser extent, may include hedge instruments, payments for operating expenses and the payment of dividends on the Company's Common Stock.

      Repurchase agreements provided an additional $1.340 billion to finance asset growth during 2002, this increase in leverage was facilitated by the increase in the Company's capital as a result of the public stock offerings completed in 2002. At December 31, 2002, borrowings under repurchase agreements were $3.186 billion, compared to $1.846 billion at December 31, 2001. At December 31, 2002, repurchase agreements had a weighted average borrowing rate of 2.02%, on loan balances of between $560,000 and $88.4 million. These agreements generally have original terms to maturity ranging from one to 18 months and interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

      During the year ended December 31, 2002, the Company completed two public offerings, as detailed below, of its Common Stock, in which it issued 17.8 million shares, and raised net proceeds of $147.0 million. The Company's 2002 equity offerings were as follows:

                                                     Price           Gross            Offering            Net
 Settlement Date           Number of Shares        Per Share        Proceeds         Expenses(1)        Proceeds
 ---------------           ----------------        ---------        --------         -----------        --------
(In Thousands, Except Price per Share)
January 18, 2002                 7,475               $8.25          $61,669            $ 3,508          $58,161
June 5, 2002                    10,350               $9.10          $94,185            $ 5,378          $88,807

(1)   Includes commissions, discounts and other offering exenses.

      On September 25, 2001, the Company filed a registration statement with the SEC relating to $300 million of its Common Stock and preferred stock that the Company may offer from time to time for cash in a variety of transactions, including underwritten public offerings (the "Shelf Registration"). The Common Stock offerings completed by the Company during 2002 utilized the securities registered pursuant to this registration statement. As of December 31, 2002, the Company had approximately $80.1 million of securities remaining on the Shelf Registration.

      To the extent the Company raises additional equity capital from future sales of common and/or preferred stock pursuant to the Shelf Registration, the Company anticipates using the net proceeds primarily to acquire additional ARM-MBS. Management may also consider additional interests in multifamily apartment properties and other investments consistent with its operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

      During 2002, principal payments on MBS generated cash of $1.302 billion and operations provided a net cash of $83.3 million. In addition, the Company received proceeds of $3.9 million, $5.7 million and $93.1 million from the sale of investments in corporate debt securities, corporate equity securities and MBS, respectively, during 2002.

      As part of its core investing activities, during 2002, the Company acquired $2.959 billion of ARM-MBS. Other uses of funds during the year ended December 31, 2002 included $47.6 million for dividend payments on the Company's Common Stock.

      In order to reduce interest rate risk exposure on a portion of the Company's LIBOR-based repurchase agreements, the Company has entered into interest rate Cap Agreements, costing an aggregate of $3.7 million. (See "Quantitative and Qualitative Disclosures About Market Risk"). Additional purchases of Cap Agreements may be made during 2003. The Cap Agreements will generate future cash if interest rates increase beyond the rate specified in the individual agreement.

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reduction in the MBS from scheduled amortization and prepayments. At December 31, 2002, the Company had 31.9% of the balance of its repurchase agreements scheduled to roll (i.e., is contractually mature and payable to the counterparty) within the first three months of 2003.

The significant amount of repurchase agreements scheduled to roll within the first three months of 2003 reflects the Company's strategy to avoid having a significant amount of repurchase agreements from rolling at or near calendar year end. At the time a repurchase agreement rolls, the Company will apply the restricted cash against the repurchase agreement balance, thereby reducing the borrowed balance.

      Effective January 1, 2002, the Company became a self-advised REIT and has since directly incurred all costs associated with conducting its business. The Company believes it has adequate financial resources to meet its obligations as they come due and to fund committed dividends as well as to actively pursue its investment policies.

                                    INFLATION

      Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. The Company's consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles while dividends are based upon net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

                                  OTHER MATTERS

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests. Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain MBS represent an undivided interest in the entire pool backing such MBS (i.e., whole pool MBS), such MBS may be treated as securities separate from the underlying mortgage loan and, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2002, the Company determined that it is in and has maintained compliance with this requirement.

                           FORWARD LOOKING STATEMENTS

      When used in this Annual Report on Form 10-K, in future SEC filings, or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" for purposes of Section 27A if the Securities Act of 1933, as amended, and Section 21E of the 1934 Act, as amended, and as such may involve know and unknown risks, uncertainties and assumptions.

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

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total rates of return through stock ownership of the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to achieve returns that justify the taking of such risks and to maintain capital levels consistent with its risk posture.

                               INTEREST RATE RISK

      The Company primarily invests in ARM-MBS, which include hybrid-MBS that have fixed rate coupons for a specified period, generally not greater than three years at the time of purchase, and thereafter convert to variable rate coupons. Most of the Company's adjustable rate assets are dependent on the one-year CMT rate while the Company's repurchase agreements are generally priced off of LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur. At December 31, 2002, the Company had 71.8% of its ARM-MBS portfolio repricing from the one-year CMT index, 26.1% repricing from the one-year LIBOR index and 2.1% repricing from the 11th District Cost of Funds Index (i.e., COFI).

      The Company's adjustable rate investment assets and repurchase agreements reset on different dates for the specific asset or obligation. In general, the repricing of the Company's repurchase obligations occurs more quickly than the repricing of assets. Therefore, the Company's cost of funds would likely rise or fall more quickly than would its earnings rate on assets.

      The following table presents the Company's interest rate risk using the static gap methodology. The table presents the difference between the carrying value of the Company's interest rate sensitive assets and liabilities at December 31, 2002, based on the earlier of term to repricing or the term to repayment of the asset or liability, scheduled principal amortization is not reflected in the table. Further, the ARM-MBS can be prepaid before contractual amortization and/or maturity, which is also not reflected in the table. The table does not include assets and liabilities that are not interest rate sensitive.

      As of December 31, 2002, the Company's investment assets and debt obligations will contractually reprice based on the following time frames:

                                                                       As of December 31, 2002
                                       ------------------------------------------------------------------------------------
(In Thousands)                          Less than     Three Months   One Year to    Two Years to     Beyond
                                       Three Months   to One Year     Two Years      Year Three   Three Years      Total
                                       ------------   -----------     ---------      ----------   -----------   -----------
Interest Earning Assets:

 ARM-MBS                               $   244,021    $ 1,051,460    $   448,966    $ 1,734,091   $        --   $ 3,478,538

 Fixed-Rate - MBS                               --             --             --             --         6,781         6,781

 Debt Securities                                --             --             --             --            --            --

 Equity Securities                              --             --             --             --            --            --
                                       -----------    -----------    -----------    -----------   -----------   -----------
   Total interest-earning assets           244,021      1,051,460        448,966      1,734,091         6,781     3,485,319

Interest Bearing Liabilities:

 Repurchase agreements                   1,016,430      1,976,980        192,500             --            --     3,185,910
                                       -----------    -----------    -----------    -----------   -----------   -----------
  Total interest-bearing liabilities     1,016,430      1,976,980        192,500             --            --     3,185,910


Interest sensitivity gap                  (772,409)      (925,520)       256,466      1,734,091         6,781   $   299,409
Cumulative interest sensitivity gap    $  (772,409)   $(1,697,929)   $(1,441,463)   $   292,628   $   299,409

      The difference between assets and liabilities repricing or maturing in a given period is one approximate measure of interest rate sensitivity. When more assets than liabilities reprice during a period, the gap is considered positive and it is anticipated that earnings will increase as interest rates rise and earnings will decrease as interest rates decline. When more liabilities reprice than assets during a given period, as is the case with respect to the Company for periods less than one year, the gap is considered negative. With a negative gap it is anticipated that income will decline as interest rates increase and income will increase as interest rates decline. The static gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from periodic and life time cap features on these securities, nor the behavior of various indexes applicable to the Company's assets and liabilities. The actual repricing can and will likely be affected by prepayments on the Company's MBS portfolio.

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

                                MARKET VALUE RISK

      Substantially all of the Company's investments are designated as "available-for-sale" assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income, a component of stockholders' equity. (See Note 13 to the accompanying consolidated financial statements, included under Item 8.) The market value of the Company's MBS assets fluctuate primarily due to changes in interest rates and other factors; however, given that 93.2% of the Company's assets are issued or guaranteed by an agency of the U.S. Government, such fluctuations are generally not based on the underlying creditworthiness. During 2002, the Company liquidated its portfolio of corporate debt and equity securities, eliminating the market risks associated with such investments. (See "Risk Factors - Risks of Decline in Market Value")

                                 LIQUIDITY RISK

      The primary liquidity risk for the Company arises from financing long-maturity assets, which have interim and life time interest rate adjustment caps, with short-term debt in the form of repurchase agreements. Although the interest rate adjustments of assets and liabilities are managed through the Company's operating policies, maturities are not matched.

      The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) its short-term debt as it matures. However, the Company cannot give assurances that it will always be able to roll over its short-term debt. At December 31, 2002, the Company had cash and cash equivalents of $64.1 million available to meet margin calls on repurchase agreements and for other corporate purposes. The Company had no long-term debt at December 31, 2002.

                        PREPAYMENT AND REINVESTMENT RISK

      The Company typically pays a premium over the par value of its MBS upon acquisition. As the Company receives repayments of principal on its MBS, premiums are amortized, thereby reducing interest income. Discounts, to the extent the Company owns MBS with a discount to par value, are accreted to interest income. Premiums arise when the Company acquires MBS at a price in excess of the principal value of the mortgages or par value if purchased at the original issue. Conversely, discounts arise when the Company acquires MBS at a price below the principal value of the mortgages, or par, if purchased at original issue. For financial accounting purposes, the premium is amortized using the effective yield method, which reflects the effect of prepayments on amortization of premium and accretion of discounts. Greater than anticipated prepayments will accelerate the amortization of premiums, thereby reducing interest income.

      For tax accounting purposes, premiums are amortized based on the asset yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes. At December 31, 2002, the gross unamortized premium for the MBS in the Company's portfolio for financial accounting purposes was $76.3 million (2.26% of the MBS portfolio) compared with $72.9 million for federal tax purposes.

      In general, the Company believes it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds reinvested.

                              TABULAR PRESENTATION

      The information presented in the following table, projects the potential impact of sudden changes in interest rates on 2003 projected net income and net assets based on the investments in the Company's portfolio on December 31, 2002, and includes the Company's interest-rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

           Change in           Percentage Change         Percentage Change
         Interest Rates           in Net Income            in Net Assets
         --------------           -------------            -------------

             +2.00%                  (4.62)%                 (17.20)%
             +1.00%                  (2.31)%                  (9.03)%
                --                      --                       --
             -0.50%                  (1.54)%                   1.81 %
             -1.00%                  (6.15)%                   8.93 %

      Many assumptions are made to present the information in the above table, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes; therefore, the above table and all related disclosure constitutes forward-looking statements. The analysis presented utilizes assumptions and estimates based on management's judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the Company's interest rate risk profile.

      The table quantifies the potential changes in net income and net asset value should interest rates immediately change ("Shock"). The results of interest rate Shocks of plus 100 and 200 basis points are presented; while rate Shock declines are limited to 50 and 100 basis points, as a greater decline would result in negative interest rates for certain of the interest rate indexes that drive the repricing of some of the Company's assets and liabilities. The cash flows associated with the portfolio of ARM-MBS for each rate Shock are calculated based on a variety of assumptions, including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate Shocks include interest rates, prepayment rates and the yield spread of ARM-MBS relative to prevailing interest rates.

      The Company's asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as the Company's cost of funds are generally shorter term than the Company's interest earning assets. However, given the impact of prepayment assumptions and other assumptions coupled with the low level of interest rates at December 31, 2002, the interest rate Shocks presented in the above table would cause net income to decrease under each of the interest rate Shock scenarios presented. When interest rates are Shocked, prepayment assumptions are adjusted based on management's best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 22% increase in the prepayment rate of the ARM-MBS portfolio. The base interest rate scenario assumes interest rates at December 31, 2002. Actual results could differ significantly from those estimated in the table.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

                                                                            Page

Report of Independent Accountants .......................................... 30

Financial Statements:

Consolidated Statements of Financial Condition of the Company as of
      December 31, 2002 and December 31, 2001............................... 31

Consolidated Statements of Income of the Company for the years ended
      December 31, 2002, 2001 and 2000...................................... 32

Consolidated Statements of Changes in Stockholders' Equity of the
      Company for the years ended December 31, 2002, 2001 and 2000.......... 33

Consolidated Statements of Cash Flows of the Company for the years ended
      December 31, 2002, 2001 and 2000...................................... 34

Consolidated Statements of Comprehensive Income for the years ended
      December 31, 2002, 2001 and 2000...................................... 35

Notes to the Consolidated Financial Statements of Company................... 36

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      Financial statements of four real estate limited partnerships, in which the Company owns between 50% and 99% limited partnership interests, have been omitted because the Company's proportionate share of the income from continuing operations before income taxes of each entity on an individual and aggregate basis is less than 20% of the Company's respective amount, and the investment in, and advances to, each entity on an individual and aggregate basis is less than 20% of total assets.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MFA Mortgage Investments, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of MFA Mortgage Investments, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 3, 2003

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and per Share Amounts)                    At December 31,
                                                                 --------------------------
                                                                     2002           2001
                                                                 -----------    -----------
Assets
  Mortgage backed securities ("MBS") (Note 4)                    $ 3,485,319    $ 1,926,900
  Cash and cash equivalents                                           64,087         58,533
  Restricted cash                                                         39         39,499
  Corporate debt securities (Note 5)                                      --          9,774
  Corporate equity securities (Note 6)                                    --          4,088
  Accrued interest and dividends receivable                           19,472         12,340
  Interest rate cap agreements (Note 8)                                1,108            513
  Equity interests in real estate investments (Note 7)                 3,806          9,800
  Real estate held (Note 7)                                           21,986             --
  Goodwill, net                                                        7,189          7,189
  Prepaid and other assets                                               853            297
                                                                 -----------    -----------
                                                                 $ 3,603,859    $ 2,068,933
                                                                 ===========    ===========

Liabilities
  Repurchase agreements (Note 9)                                 $ 3,185,910    $ 1,845,598
  Accrued interest payable                                            14,299         11,387
  Mortgages payable on real estate held                               16,337             --
  Dividends payable                                                   14,952          7,718
  Accrued expenses and other liabilities                               1,161            606
                                                                 -----------    -----------
                                                                   3,232,659      1,865,309
                                                                 -----------    -----------

Commitments and contingencies (Note 10)                                   --             --

Stockholders' Equity
  Common stock, $.01 par value; 375,000,000 shares authorized;
    46,270,855 and 28,348,601 issued and outstanding in
     2002 and 2001, respectively (Note 11)                               463            283
  Additional paid-in capital                                         359,359        212,001
  Accumulated deficit                                                (12,417)       (13,704)
  Accumulated other comprehensive income (Note 13)                    23,795          5,044
                                                                 -----------    -----------
                                                                     371,200        203,624
                                                                 -----------    -----------
                                                                 $ 3,603,859    $ 2,068,933
                                                                 ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           For the Year Ended December 31,
                                                        -----------------------------------
                                                           2002         2001         2000
                                                        ---------    ---------    ---------
(In Thousands, Except Per Share Amounts)
Interest and Dividend Income:
Mortgage securities income                              $ 126,238    $  53,387    $  33,391
Corporate debt securities income                              791        1,610        1,336
Dividend income                                                39          666          928
Interest income on temporary cash investments                 926          842          645
                                                        ---------    ---------    ---------
     Total Interest and Dividend Income                   127,994       56,505       36,300
                                                        ---------    ---------    ---------

Interest Expense on Repurchase Agreements                  63,491       35,073       30,103
                                                        ---------    ---------    ---------

     Net Interest and Dividend Income                      64,503       21,432        6,197
                                                        ---------    ---------    ---------

Other Income (Loss):
Income from equity interests in real estate                    80        3,137        3,670
Revenue from operations of real estate held                   685           --           --
Net gain (loss) on sale of securities                         205         (438)         456
Other-than-temporary impairment of securities              (3,474)      (2,453)          --
                                                        ---------    ---------    ---------
     Total Other Income/(Loss)                             (2,504)         246        4,126
                                                        ---------    ---------    ---------

Operating and Other Expense:
Compensation and benefits                                   2,929           --           --
Real estate held operating expense                            185           --           --
Mortgage interest on real estate held                         304           --           --
Other general and administrative                            2,487        1,017          920
Advisor fees (Note 3)                                          --        4,338        1,537
Costs incurred in acquiring external advisor (Note 3)          --       12,539           --
                                                        ---------    ---------    ---------
     Total Operating and Other Expense                      5,905       17,894        2,457
                                                        ---------    ---------    ---------

     Net Income                                         $  56,094    $   3,784    $   7,866
                                                        =========    =========    =========

Net Income Per Share:
Net income per share - basic                            $    1.35    $    0.25    $    0.89
Weighted average shares outstanding - basic                41,432       15,229        8,869

Net income per share - diluted                          $    1.35    $    0.25    $    0.89
Weighted average shares outstanding - diluted              41,534       15,330        8,887

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  For the Year Ended December 31,
                                                                                -----------------------------------
                                                                                   2002         2001         2000
                                                                                ---------    ---------    ---------
(In Thousands, Except Share and per Share Amounts)
Common Stock - Par value: $.01
Balance at beginning of year                                                    $     283    $      87    $      90
  Retirement of treasury shares                                                        --           --           (3)
  Issuance of 1,287,501 shares pursuant to Advisor Merger  (Note 3)                    --           13           --
  Issuance of common shares, net of offering expenses                                 179          183           --
  Issuance of common shares for option exercises and stock based compensation           1           --           --
                                                                                ---------    ---------    ---------
Balance at end of year                                                                463          283           87
                                                                                ---------    ---------    ---------

Additional Paid-in Capital
Balance at beginning of year                                                      212,001       73,828       75,296
  Issuance of common shares to directors                                               67           50           40
  Retirement of treasury stock                                                         --           --       (1,508)
  Exercise of common stock options                                                    438          128           --
  Compensation expense for stock options                                               64          142           --
  Issuance of 1,287,501 shares pursuant to Advisor Merger (Note 3)                     --       11,253           --
  Issuance of common shares, net of offering expenses                             146,789      126,600           --
                                                                                ---------    ---------    ---------
Balance end of year                                                               359,359      212,001       73,828
                                                                                ---------    ---------    ---------

Common Stock Held in Treasury, at Cost
Balance at beginning of year                                                           --           --           --
  Common stock reacquired, at cost                                                     --           --       (1,512)
  Common stock reissued for options exercised                                          --           --        1,512
                                                                                ---------    ---------    ---------
Balance at end of year                                                                 --           --           --
                                                                                ---------    ---------    ---------

Accumulated Deficit
Balance at beginning of year                                                      (13,704)        (440)      (2,878)
  Net income                                                                       56,094        3,784        7,866
  Cash dividends declared ($1.24, $.845, $.59 per share, respectively)            (54,807)     (17,048)      (5,428)
                                                                                ---------    ---------    ---------
Balance at end of year                                                            (12,417)     (13,704)        (440)
                                                                                ---------    ---------    ---------

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year                                                        5,044       (3,563)      (4,894)
  Unrealized gain on available for sale securities, net                            21,851        8,444        1,331
  Unrealized (loss)/gain on interest rate cap agreements                           (3,100)         163           --
                                                                                ---------    ---------    ---------
Balance at end of year                                                             23,795        5,044       (3,563)
                                                                                ---------    ---------    ---------

Total Stockholders' Equity                                                      $ 371,200    $ 203,624    $  69,912
                                                                                =========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                    -----------------------------------------
(In Thousands)                                                          2002           2001           2000
                                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
Net income                                                          $    56,094    $     3,784    $     7,866
Adjustments to reconcile net income
  to net cash provided by operating activities:
Net (gain) loss on sale of portfolio investments                           (205)           438           (456)
Unrealized impairment recognized on debt securities                       3,474          2,453             --
Net gain on sale of real estate equity interests                             --         (2,574)        (2,565)
Amortization of premium on investments                                   28,094          5,355          1,485
Amortization of goodwill                                                     --            200            199
Stock issued in consideration of termination of advisor agreement            --         11,266             --
Increase in interest receivable                                          (7,132)        (8,907)          (578)
Decrease (increase) in other assets and other                              (425)           251           (243)
Increase (decrease) in accrued expenses and other liabilities               555             56            (46)
Increase (decrease) in accrued interest payable                           2,912          9,348           (740)
                                                                    -----------    -----------    -----------
     Net cash provided by operating activities                           83,367         21,670          4,922
                                                                    -----------    -----------    -----------

Cash Flows From Investing Activities:
Principal payments on mortgage securities                             1,301,856        293,619        105,991
Proceeds from sale of corporate equity securities                         3,947          6,705          1,169
Proceeds from sale of corporate debt securities                           5,664          2,516            373
Proceeds from sale of mortgage securities                                93,075          5,544          5,019
Proceeds from sale of equity interests in real estate                        --             19          2,565
Purchases of mortgage-backed securities                              (2,958,608)    (1,753,323)      (106,414)
Purchases of corporate debt securities                                       --             --         (7,719)
Purchases of corporate equity securities                                     --           (392)        (6,943)
Income from equity interests in real estate in excess of
  (less than) distributions                                                 186            (66)        (3,320)
Purchase of controlling interest in consolidated subsidiary                (260)            --             --
Cash increase from consolidation of subsidiary                              419             --             --
                                                                    -----------    -----------    -----------
     Net cash used by investing activities                           (1,553,721)    (1,445,378)        (9,279)
                                                                    -----------    -----------    -----------

Cash Flows From Financing Activities:
Decrease (increase) in restricted cash                                   39,460        (39,000)         3,211
Purchase of interest rate cap agreements                                 (3,697)          (350)            --
Net increase (decrease) in repurchase agreements                      1,340,312      1,397,015         (3,518)
Net proceeds from issuance of common stock                              146,968        126,783             --
Dividends paid                                                          (47,573)       (10,736)        (5,319)
Proceeds from exercise of stock options                                     438            128             --
Stock purchased for retirement                                               --             --         (1,512)
                                                                    -----------    -----------    -----------
     Net cash provided by (used in) financing activities              1,475,908      1,473,840         (7,138)
                                                                    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                      5,554         50,132        (11,495)
Cash and cash equivalents at beginning of period                         58,533          8,401         19,896
                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of period                          $    64,087    $    58,533    $     8,401
                                                                    ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                            $    60,883    $    25,726    $    30,843

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           For the Year Ended December 31,
                                                           -------------------------------
                                                             2002        2001       2000
                                                           --------    --------   --------
(In Thousands, Except Share and per Share Amounts)
Net Income                                                 $ 56,094    $  3,784   $  7,866
Other Comprehensive Income:
  Unrealized holding gains arising during the year, net      21,851       8,444      1,331
  Unrealized holding gains (losses) on interest rate cap
     agreements arising during the year, net                 (3,100)        163         --
                                                           --------    --------   --------
Comprehensive Income                                       $ 74,845    $ 12,391   $  9,197
                                                           ========    ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

      MFA Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

      On April 10, 1998, the Company and three partnerships; America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("PREP Fund 1"), America First PREP Fund 2 Limited Partnership ("PREP Fund 2"), and America First PREP Fund 2 Pension Series Limited Partnership ("Pension Fund"), consummated a merger transaction whereby the pre-existing net assets and operations of PREP Fund 1 and PREP Fund 2 and a majority interest in the Pension Fund were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock (the "1998 Merger"). The 1998 Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. PREP Fund 1 was deemed to be the acquirer of PREP Fund 2 and Pension Fund under the purchase method. Accordingly, the 1998 Merger resulted, for financial accounting purposes, in the effective purchase by PREP Fund 1 of all the Beneficial Unit Certificates ("BUCs") of PREP Fund 2 and 99% of the BUCs of Pension Fund. In December 1999, Pension Fund was liquidated and dissolved and, as a result, the Company directly acquired 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund BUCs who elected to remain in place following the 1998 Merger. As the surviving entity for financial accounting purposes, the assets and liabilities of PREP Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of PREP Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of the common stock issued over the fair value of net assets acquired was recorded as goodwill.

      From the time of its inception, the Company was externally managed by America First Mortgage Advisory Corporation (the "Advisor"), pursuant to an agreement between the parties. As an externally managed company, the Company had no employees of its own and relied on the Advisor to conduct its business and operations.

      Pursuant to consummation of the stockholder approved merger between the Company and the Advisor (the "Advisor Merger"), the Company and the Advisor merged effective 12:01 a.m. on January 1, 2002. As a result, the Company became self-advised and commencing January 1, 2002 and thereafter will directly incur the cost of all overhead necessary to operate the Company. For accounting purposes, the Advisor Merger is not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" as superceded by FAS 141, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill for the year ended December 31, 2001. (See Note 3a.)

      On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc. The name change was made in order to clearly define MFA's status as a self-advised mortgage REIT.

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (b) MBS, Corporate Debt Securities and Corporate Equity Securities

      Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that investments in securities be designated as either held-to-maturity, available-for-sale or trading at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of its overall management of its business. The available-for-sale designation provides the flexibility to sell its MBS in order to appropriately act on potential future market opportunities, changes in economic conditions and ensure future liquidity.

      Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in fair value attributable to factors other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. Other-than-temporary losses are determined based on management's assessment of various factors affecting the security. The following are among, but not all, the factors considered in determining whether and to what extent an other-than-temporary impairment exists (i) the expected cash flow from the investments; (ii) whether an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management's internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices Because management's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to a significant change. (See Note 5.)

      Gains or losses on the sale of investment securities are based on the specific identification method.

      The Company's adjustable rate assets are comprised primarily of MBS that are comprised of adjustable rate MBS ("ARM-MBS") issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Included in these ARM-MBS are hybrid MBS that have a fixed interest rate for an initial period, generally three years for those purchased by the Company, then convert to an adjustable rate for their remaining term to maturity.

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

      (e) Credit Risk

      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are issued or guaranteed by an agency of the U.S. Government, such as Ginnie Mae, Fannie Mae and Freddie Mac ("Agency MBS"). The remainder of the Company's assets may be either: (i) investments in multifamily apartment properties; (ii) investments in limited partnerships, real estate investment trusts or a preferred stock of a real estate related corporation or (iii) other fixed-income instruments. Adjustable rate Agency MBS comprised 93% and 80% of the Company's total assets at December 31, 2002 and 2001, respectively. The Company did not have an allowance for credit losses at December 31, 2002 or 2001.

      A decline in the value of any of its investments, if any, that is considered by management to be other-than-temporary would result in the Company reducing the cost basis of the specific security and recognizing the write down as a charge against earnings. In monitoring asset quality, management evaluates its investment securities portfolios on a regular basis, not less than quarterly, to determine whether impairment, if any, is considered other-than-temporary. Among the factors considered are: the market price of the securities over time; the anticipated performance of the security over the next six to twelve months; the carrying value compared to the market value. Charges are made and the carrying value of the security adjusted if management determines that the security's impairment is considered other-than-temporary. This determination, which to a significant extent is subjective, is based on the information available at the time of assessment and considers debtors' financial condition, expectations

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

about the debtors' future performance and other pertinent market information available. Further, if management were to decide to sell any security, held-for-investment or held for sale, and any unrealized losses at that time the decision to sell is made would be charged against earnings in the period the decision to sell is made. However, gains would be deferred until realized.

      (f) Equity Interests in Real Estate

      Equity interest in real estate consists of certain non-consolidated investments accounted for under the equity method, which are comprised of investments in limited partnerships owning real estate. The Company acquired these investments as part of the 1998 Merger. Certain of the properties underlying the equity interests in the limited partnerships that the Company received in the 1998 Merger were subsequently exchanged for other properties through non-taxable exchanges, known for tax purposes as a "Section 1031 exchange".

      Certain of the investments have a zero carrying value and are generating operating losses after depreciation. On these investments, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. As of December 31, 2002, the Company had investments in four such limited partnerships, which had mortgage loans secured by the underlying investment properties; however, the Company has no liability for the mortgage loans, since (1) the Company's investment is as a limited partner and (2) the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral which is comprised of the mortgaged property.

      (g) Real Estate Held

      Real estate held is comprised of the two multi-family real estate properties owned by the Company's wholly-owned subsidiary Retirement Centers Corporation ("RCC"). On October 1, 2002, the Company purchased 100% of the voting common stock of RCC. (See Note 3c.) Prior to the Company's October 1, 2002 purchase of RCC's voting common stock, the Company held only the preferred stock of RCC and accounted for its investment in RCC under the equity method of accounting. Subsequent to October 1, 2002, RCC became a wholly-owned subsidiary of the Company and, as such, was consolidated on a prospective basis. RCC is consolidated with its subsidiaries, which hold properties known as "The Greenhouse" and "Lealand Place". The Greenhouse is a 127-unit muti-family apartment building located in Omaha, Nebraska; Lealand Place is a 192-unit garden-style apartment complex located in Lawrenceville, Georgia.

      The properties, capital improvements and other assets held in connection with the properties are carried at cost, net of accumulated depreciation and amortization, not to exceed fair value. Depreciation and amortization are computed using the straight line method over the useful life of the related asset. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized.

      (h) Repurchase Agreements

      The Company finances the acquisition of its MBS at short-term borrowing rates through the use of repurchase agreements. Under a repurchase agreement, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through December 31, 2002, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

      The Company's repurchase agreements generally range from one month to 18 months; however, future repurchase agreements may have longer maturities. Should the providers of the repurchase agreements decide not to renew them at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce its

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exposure, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by two of the Rating Agencies, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met. In the event an existing lender is downgraded below "A", the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally aims to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of December 31, 2002, the Company had repurchase agreements with 12 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $54.3 million. (See
Note 9.)

      (i) Earnings per Common Share ("EPS")

      Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to buy back shares of the Company's outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 11.)

      (j) Comprehensive Income

      Statement of FAS No. 130, "Reporting Comprehensive Income" requires the Company to display and report comprehensive income, which includes all changes in Stockholders' Equity with the exception of additional investments by or dividends to stockholders. Comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (See Note 13.)

      (k) Federal Income Taxes

      The Company has elected to be taxed as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

      (l) Adoption of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. FAS 142 requires that goodwill is no longer amortized, but instead be tested for impairment at least annually. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,189,000. There was no amortization expense related to goodwill in 2002. Had FAS 142 been adopted for calendar years 2001 and 2000, net income for each of those years would have increased by $200,000. The Company's adoption of FAS 141 and FAS 142 on January 1, 2002 did not have a material effect on the Company's consolidated financial statements.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of FAS 144 on January 1, 2002 did not have a significant impact on the Company.

      (m) New Accounting Pronouncements

      In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148, amends FAS No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company plans to record option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148; such change is not expected to have a significant impact on the Company.

      (n) Derivative Financial Instruments - Interest Rate Cap Agreements

      On January 1, 2001, the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). Since the Company had no derivative instruments nor any embedded derivatives that required bifurcation and separate accounting; there was no cumulative effect of an accounting change upon the adoption of FAS 133, as amended.

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

      In order to continue to qualify for and to apply hedge accounting, Caps are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether the Cap expects to continue to be effective. If during the term of the Cap agreement the Company determines that a Cap is not effective or that a Cap is not expected to be effective, the ineffective portion of the Cap will no longer qualify for hedge accounting and, accordingly subsequent changes in its fair value will be reflected in earnings.

      During 2001, the Company entered into its first interest rate cap agreement ("Cap Agreement" or "Cap"), which is a derivative instrument, as defined by FAS 133 and FAS 138. At December 31, 2002, the Company had 11 interest rate cap agreements, with an aggregate notional amount of $310.0 million. The Company utilizes Caps for the purpose of managing interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. There were unrealized losses of $2.9 million on the Company's Caps. (See Note 8.)

      (o) Stock Based Compensation

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

      (p) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Advisor Merger/Related Parties and Other Related Party Transactions

      (a) Advisor Fees and Advisor Merger

      From the time of the 1998 Merger through December 31, 2001, the Advisor managed the operations and investments of the Company and performed administrative services for the Company. Prior to the Advisor Merger (as defined below), the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus 0.80% per annum of the portion of Stockholders' Equity of the Company above $300 million. The Company also paid the Advisor, as incentive compensation for each calendar quarter, an amount equal to 20% of the dollar amount by which the annualized Return on Equity for such quarter exceeded the amount necessary to provide an annualized Return on Equity equal to the Ten-Year U.S. Treasury Rate plus 1%. For the years ended December 31, 2001 and 2000, the Advisor earned a base management fee of $1,424,000, and $740,000, respectively, and incentive compensation of $2,914,000, and $797,000, respectively. $511,000 and $519,000 of the incentive fee earned in 2001, and 2000, respectively, was attributable to the gains on sale described in Note 7.

      The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Advisor Merger Agreement"), with the Advisor, America First Companies L.L.C. ("AFC") and the stockholders of the Advisor. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the merger of the Advisor into the Company effective 12:01 a.m. on January 1, 2002. Pursuant to the Advisor Merger Agreement, the Company issued 1,287,501 shares of its $.01 par value common stock ("Common Stock") to the stockholders of the Advisor effective January 1, 2002. As a result, the Company became self-advised commencing January 1, 2002 and directly incurs the cost of all overhead necessary for its operation and administration. The market value of the Common Stock issued in the Advisor Merger, valued as of the consummation of the Advisor Merger in excess of the fair value of the net tangible assets acquired, was charged to operating income of the Company for the year ended December 31, 2001.

      Certain of the Company's directors and executive officers who were involved in discussions and negotiations relating to the Advisor Merger had, and continue to have, interests that would be affected by the Advisor Merger. At the time of the Advisor Merger, AFC owned 80% of the outstanding capital stock of the Advisor. At that time, Michael Yanney, the Chairman of the Company's Board of Directors, and George H. Krauss, one of the Company's directors, beneficially owned 57% and 17%, respectively, of AFC. In addition, Stewart Zimmerman, the Company's President and Chief Executive Officer, and William S. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, collectively owned 3% of AFC. At the time of the Advisor Merger, Messrs. Zimmerman, Gorin and Ronald A. Freydberg, the Company's Executive Vice President and Secretary, also owned, in the aggregate, the remaining 20% of the Advisor. Accordingly, the Advisor Merger resulted in these individuals receiving, in the aggregate, beneficial ownership of an additional 1,287,501 shares of the Company's Common Stock valued at $11.3 million at the time of the Advisor Merger.

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

      (b) Property Management

      America First Properties Management Company L.L.C. (the "Property Manager") provides property management services for certain of the multifamily properties in which the Company has an interest. The Property Manager also provided property management services to certain properties which were acquired in the 1998 Merger. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the Company's properties under management, ranging from 3.5% to 4% of gross revenues. The Property Manager received $412,000, $432,000 and $375,000, respectively, for the years ended December 31, 2002, 2001 and 2000 for property management services provided at the Company's properties. The Property Manager is a wholly-owned subsidiary of AFC.

      (c) Investment in Retirement Centers Corporation

      From 1998 thorough September 30, 2002, the Company held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in RCC, an entity formed following the 1998 Merger, which indirectly holds two rental income properties. (See Note 7.) Through September 30, 2002, Mr. Gorin, the Company's

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Executive Vice President, Chief Financial Officer and Treasurer, held all of the voting common stock of RCC, representing 5% of the ownership and economic interest in RCC.

      On October 1, 2002, the Company entered into an agreement to purchase 100% of the voting common stock held by Mr. Gorin, representing a 5% economic interest and 100% controlling interest in RCC, for $260,000. The purchase price was based on the estimated value of the underlying properties, as determined by independent appraisers, net of the related mortgage indebtedness. As a result of the purchase of common shares, the Company now holds all of the outstanding securities of RCC, resulting in RCC becoming a wholly-owned subsidiary of the Company. (See Note 7.)

      (d) Investments in Certain Corporate Debt Securities

      Prior to the Company liquidating its corporate debt securities portfolio during 2002, the Company held the corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000 and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. At December 31, 2001, the Company's investment in (i) the RCN debt securities had a carrying value of $2,147,000 and (ii) the Level 3 debt securities had a carrying value of $6,553,000 and an estimated fair value of $3,360,000. Mr. Yanney, the Chairman of the Company's Board of Directors, is currently on the board of directors of both RCN and Level 3. One of the Company's Directors, W. David Scott, is the son of the Chairman of both Level 3 and RCN. (See Note 5.)

4. Mortgage Backed Securities

      As of December 31, 2002 and 2001, all of the Company's MBS were classified as available-for-sale, and as such, were carried at their fair value. The following table presents the carrying value of the Company's MBS as of December 31, 2002 and 2001.

                                                      2002               2001
                                                   ----------         ----------
(In Thousands)
Agency MBS:
  Fannie Mae Certificates                          $1,901,621         $1,228,095
  Ginnie Mae Certificates                               5,577             12,266
  Freddie Mac Certificates                          1,450,675            472,908
Non-agency AAA                                        127,446            213,631
                                                   ----------         ----------
                                                   $3,485,319         $1,926,900
                                                   ==========         ==========

      At December 31, 2002 and 2001, the Company's portfolio of MBS consisted of pools of ARM-MBS with carrying values of $3,478,538,000 and $1,915,380,000, respectively, and fixed rate MBS with carrying values of $6,781,000 and $11,520,000, respectively.

      Agency MBS: Although not rated, Agency MBS carry an implied "AAA" rating. Agency MBS are guaranteed as to principal or interest by a government agency or federally chartered corporation, such as Fannie Mae, Ginnie Mae or Freddie Mac.

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

      The following table presents the components of the carrying value of the MBS portfolio as of December 31, 2002 and 2001:

                                                    2002                2001
                                                -----------         -----------
(In Thousands)
Current principal balance                       $ 3,382,275         $ 1,885,869
Premium                                              76,333              37,544
Discount                                                (20)                (79)
Gross unrealized gains                               27,154               8,339
Gross unrealized losses                                (423)             (4,773)
                                                -----------         -----------
Carrying value/fair value                       $ 3,485,319         $ 1,926,900
                                                ===========         ===========

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Corporate Debt Securities

      During 2002, the Company liquidated its remaining portfolio of corporate debt securities, realizing gains of $937,000 and losses of $1,575,000. These securities were comprised of "non-investment grade," "high yield bonds". The Company had taken impairment charges of $3,474,000 and $2,453,000 on certain of its corporate debt securities during 2002 and 2001, respectively. The following tables presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate debt securities as of December 31, 2002 and 2001:

                                                          2002         2001
                                                       ---------     -------
(In Thousands)
Held-to-maturity securities:
Amortized cost/carrying value                          $      --     $ 7,627
Gross unrealized gains                                        --          --
Gross unrealized losses                                       --      (3,439)
                                                       ---------     -------
Fair value                                             $      --     $ 4,188
                                                       =========     =======

Available-for-sale securities:
Amortized cost, as adjusted (1)                        $      --     $ 2,147 (1)
Gross unrealized gains                                        --          --
Gross unrealized losses                                       --          --
                                                       ---------     -------
Fair value/carrying value                              $      --     $ 2,147
                                                       =========     =======

Corporate debt securities -carrying value:
Held-to-maturity securities                            $      --     $ 7,627
Available-for-sale securities                                 --       2,147
                                                       ---------     -------
                                                       $      --     $ 9,774
                                                       =========     =======

(1) Reflects the impact of a $2,453,000 write down of the cost basis of the RCN debt securities for other-than-temporary impairment.

6. Corporate Equity Securities

      During 2002, the Company liquidated its remaining portfolio of corporate equity securities, realizing gains of $569,000. Corporate equity securities were classified as available-for-sale. The following table presents the cost, gross unrealized gains, gross unrealized losses and fair value of the Company's corporate equity securities as of December 31, 2002 and 2001:

                                                          2002             2001
                                                         ------           ------
(In Thousands)
Cost                                                     $   --           $3,378
Gross unrealized gains                                       --              710
Gross unrealized losses                                      --               --
                                                         ------           ------
Fair value                                               $   --           $4,088
                                                         ======           ======

7. Equity Interests in Real Estate Investments and Real Estate Held

      Equity interests in real estate investments and real estate held consisted of the following as of December 31, 2002 and 2001:

                                                             2002          2001
                                                           -------       -------
(In Thousands)
Real estate held                                           $21,986       $    --
Investment in RCC                                               -- (1)     5,572
Investments in and advances to real estate
  limited partnerships                                       3,806         4,228
                                                           -------       -------
                                                           $25,792       $ 9,800
                                                           =======       =======

(1) On October 1, 2002, the Company purchased the voting common stock of RCC. Prior to this purchase, the Company held the non-voting preferred stock and accounted for its investment in RCC under the equity method. Upon acquiring the controlling interest in RCC, the Company changed from the equity method of accounting for this investment to consolidating RCC, reflecting the assets and liabilities and results of operations of RCC on a prospective basis.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      a. Real Estate Held/Retirement Center Corporation

      RCC was formed as a separate taxable corporation to hold certain properties acquired in the 1998 Merger, primarily retirement/assisted living properties, the operations of which, if held directly would be incompatible with the Company's maintaining compliance with the REIT provisions of the Code. Such assets have since been sold and the proceeds reinvested in the properties currently held by RCC. As noted above, on October 1, 2002, the Company acquired 100% of the voting common stock of RCC, resulting in a change in the accounting for RCC from that of an equity interest to a wholly-owned consolidated subsidiary.

      As of December 31, 2002, RCC owned (i) The Greenhouse, which was acquired on January 12, 2000, and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also acquired the remaining 11.7% undivided interest in the Georgia property on January 18, 2001. In December 2000, the Company loaned Greenhouse Holding LLC (which holds The Greenhouse) $437,000 to fund building renovations.

      The summary results of real estate held, reflects the operations of RCC as consolidated with its two apartment properties for the period from October 1, 2002 through December 31, 2002 were as follows:

(In Thousands)
Revenue from operations of real estate held                               $ 685
Interest expense for mortgages on real estate held                         (304)
Other real estate operations expense                                       (185)
                                                                          -----
                                                                          $ 196
                                                                          =====

      b. Equity Interests in Real Estate

      As of December 31, 2002, the Company had investments in four limited partnerships, which had an aggregate of $31.4 million of non-recourse mortgage loans secured by the underlying investment properties. These mortgages have non-recourse provisions, such that they are generally secured to the extent of the collateral, which is comprised of the mortgaged property. Prior to October 1, 2002, the Company held 100% of the non-voting preferred stock of RCC which represented a 95% economic interest, as such the net assets of RCC were included in equity interests in real estate. On October 1, 2002, the Company acquired 100% of RCC's voting common stock, thereby gaining full ownership of RCC. Therefore, the Company changed its accounting for RCC from that of an equity investment to a consolidated subsidiary effective October 1, 2002.

      Income from the Company's equity interests in real estate, which includes the results of operations for RCC prior to October 1, 2002, was as follows for the years ended December 31, 2002, 2001 and 2000:

(In Thousands)                               2002         2001         2000
                                            ------       ------       ------
Gains on sale of underlying properties      $   --       $2,574 (1)   $2,565 (2)
Equity earnings (loss), net                     80 (3)      563        1,105
                                            ------       ------       ------
                                            $   80       $3,137       $3,670
                                            ======       ======       ======

      (1) During 2001, RCC sold its undivided interest in the net assets of an assisted living center. Such sale contributed $2,063,000 ($2,574,000 less a related incentive fee of $511,000 reflected in other general and administrative expense) to the Company's net income for the year ended December 31, 2001. The proceeds of such sale were utilized to acquire the limited partnership interest in Lealand Place LLC, which purchased Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia, on January 18, 2001. For tax purposes, the gain on sale was not recognized, as the purchase and sale were structured as Section 1031 exchange.

      (2) During 2000, Owings Chase Limited Partnership, in which the Company had a 99% limited partnership interest sold a multifamily apartment property. Such sale contributed $2,046,000; $2,565,000 less a related incentive fee to the Advisor of $519,000 reflected in other general and administrative expense. The proceeds of such sale were utilized to acquire a 202 unit garden apartment complex known as Cameron at Hickory Grove, located in Charlotte, North Carolina. For tax purposes, the gain on sale was not recognized, as the purchase and sale were structured as Section 1031 exchange.

      (3) Does not include the results for RCC from October 1, 2002 though December 31, 2002.

8. Interest Rate Cap Agreements

      As of December 31, 2002, the Company had 11 interest rate Caps with an aggregate notional amount of $310.0 purchased to hedge against increases in interest rates on $310.0 million of its anticipated future 30-day term repurchase agreements. The Caps had an amortized cost of $4,044,000 and a fair value of $1,108,000 at December

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31, 2002, resulting in an unrealized loss of $2,936,000, which is included as a component of accumulated other comprehensive income. If the 30-day London Interbank Offered Rate ("LIBOR") were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its counterparty.

      The Company's counterparties for the Cap Agreements are financial institutions whose holding or parent company's long-term debt rating is "A" or better, as determined by two of the Rating Agencies, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the initial cost of entering into the Cap Agreement.

                                     Weighted
                                      Average         Weighted                                  Estimated Fair        Gross
                                     Remaining     Average LIBOR     Notional     Unamortized   Value/Carrying     Unrealized
                                   Active Period   Strike Rate (1)    Amount        Premium         Value             Loss
                                   -------------   ---------------    ------        -------         -----             ----
(Dollars in Thousands)
Months until active:
Currently active                     22 Months         5.750%       $  50,000       $   347        $    28          $   (319)
Within six months                        --               --               --            --             --                --
Six to nine months                   18 Months         4.750          100,000         1,486            149            (1,337)
Nine to 12 months                    18 Months         4.500          100,000         1,386            301            (1,085)
12 to 24 months                      18 Months         3.250           60,000           825            630              (195)
                                                                    ---------       -------        -------          --------
Weighted Average/Total               19 Months         4.540%       $ 310,000       $ 4,044        $ 1,108          $ (2,936)
                                                                    =========       =======        =======          ========

(1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At December 31, 2002, the 30-day LIBOR was 1.38%.

9. Repurchase Agreements

      As of December 31, 2002, the Company had outstanding balances of $3.2 billion under 182 repurchase agreements with a weighted average borrowing rate of 2.02% and a weighted average remaining maturity of 5.8 months. As of December 31, 2002, all of the Company's borrowings were fixed rate term repurchase agreements with original maturities that range from one-to-18 months. As of December 31, 2001, the Company had outstanding balances of $1.8 million under 116 repurchase agreements with a weighted average borrowing rate of 2.91%. As of December 31, 2002 and 2001, the repurchase agreements had the following remaining maturities:

                                          2002                 2001
                                       ----------           ----------
       (In Thousands)
       Within 30 days                  $  457,606           $  557,167
       31 to 60 days                      467,105              274,599
       61 to 90 days                       91,719               80,594
       3 to 6 months                    1,076,804              622,608
       6 to 9 months                      481,776              272,630
       9 to 12 months                     418,400               38,000
       12 to 18 months                    192,500                   --
                                       ----------           ----------
                                       $3,185,910           $1,845,598
                                       ==========           ==========

      The repurchase agreements are collateralized by the Company's MBS securities with an aggregate current face value of $3.5 billion. The Company's repurchase agreements generally bear interest at rates that are LIBOR-based.

10. Commitments and Contingencies

      Securities purchase commitments

      At December 31, 2002, there were commitments to purchase two hybrid MBS with a par value of $43.8 million with coupons ranging from 4.09% to 4.59%, with purchases prices ranging from of 102.2% to 102.3% of par.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity

      (a) Dividends/Distributions

      The Company declared the following distributions during 2002, 2001 and 2000:

                                                                    Dividend
 Declaration Date        Record Date            Payment Date        per Share
 ----------------        -----------            ------------        ---------

2002
March 12, 2002         March 28, 2002          April 30, 2002       $  0.300 (1)
June 12, 2002          June 28, 2002           July 30, 2002           0.300 (1)
September 12, 2002     September 30, 2002      October 30, 2002        0.320 (2)
December 19, 2002      December 30, 2002       January 24, 2003        0.320 (2)

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

(1)   Includes a special dividend of $0.02 per share.
(2)   Includes a special dividend of $0.04 per share.

      For tax purposes, a portion of each of the dividends declared in December of 2002, 2001 and 2000 were treated as a dividend for stockholders in the subsequent year.

      In general, consistent with the Company's underlying operational strategy, the Company's dividends will generally be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company's dividends may be characterized as capital gains or return of capital. All of the dividends for 2002 and 2001 were characterized as ordinary income and $0.02 of the Company's dividends for the year ended December 31, 2000 was characterized as capital gains.

      (b) Common Stock Offerings

      On January 18, 2002, the Company issued 7,475,000 shares of its $0.01 par value Common Stock at $8.25 per share, raising net proceeds of $58.2 million, and, on June 5, 2002, the Company issued 10,350,000 shares of its Common Stock at $9.10 per share, raising net proceeds of $88.8 million.

      On June 27, 2001, the Company issued 10,335,214 shares of its Common Stock at $7.00 per share, raising net proceeds of $67.1 million. On November 7, 2001, the Company issued 8,000,000 shares of its Common Stock at $8.00 per share, raising net proceeds of $59.7 million.

      (c) Shelf Registration

      On September 25, 2001, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the "Act"), with respect to an aggregate of $300,000,000 of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. As of December 31, 2002, the Company had $80.1 million remaining under this shelf registration statement.

      (d) Stock Repurchase Plan

      The Company did not repurchase any of its Common Stock during the years ended December 31, 2002 or 2001. Since implementing the stock repurchase program during the fourth quarter of 1999, through December 31, 2002, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. EPS Calculation

The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the years ended December 31, 2002, 2001 and 2000:

                                                         2002     2001     2000
                                                        ------   ------   ------
(In Thousands)
Weighted average shares outstanding -basic              41,432   15,229    8,869
Add effect of assumed shares issued under treasury
  stock method for stock options                           102      101       18
                                                        ------   ------   ------
Weighted average shares outstanding - diluted           41,534   15,330    8,887
                                                        ======   ======   ======

13. Accumulated Other Comprehensive Income

      Accumulated other comprehensive income at December 31, 2002 and 2001 was as follows:

                                                             2002        2001
                                                           --------    --------
(In Thousands)
Unrealized gains on available-for-sale:
MBS                                                        $ 27,155    $  8,409
Corporate equity securities                                      --         710
Unrealized losses on available for sale:
MBS                                                            (423)     (4,238)
                                                           --------    --------
                                                             26,732       4,881
                                                           --------    --------
Hedging Instruments:
Unrealized (depreciation) appreciation on interest rate
cap agreement                                                (2,937)        163
                                                           --------    --------
Accumulated other comprehensive income                     $ 23,795    $  5,044
                                                           ========    ========

14. 1997 Stock Option Plan and Employment Agreements

      (a) 1997 Stock Option Plan

      The Company's Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan") authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares of the Company's Common Stock, but not more than 10% of the total outstanding shares of the Company's Common Stock. The 1997 Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs"), as defined under section 422 of the Code, non-qualified stock options ("NQSOs") and dividend equivalent rights ("DERs") to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the Common Stock on the day of the grant. The options expire if not exercised ten years from the date of grant.

      Activity in the 1997 Plan is summarized as follows for the years ended December 31, 2002, 2001 and 2000:

                                               2002                       2001                        2000
                                      ----------------------      ----------------------      ---------------------
                                                    Weighted                    Weighted                   Weighted
                                                    Average                     Average                    Average
                                                    Exercise                    Exercise                   Exercise
                                      Options        Price        Options        Price        Options       Price
                                      -------        -----        -------        -----        -------       -----
Outstanding at beginning of year:     793,750        $6.44        820,000        $6.52        820,000       $6.52
   Granted                                 --           --             --           --             --          --
   Cancelled                          (60,000)          --             --           --             --          --
   Exercised                          (90,000)        4.88        (26,250)        4.88             --          --
                                     --------                    --------                    --------
Outstanding at end of year            643,750         8.09        793,750         6.44        820,000        6.52
                                     ========                    ========                    ========
Options exercisable at end of year    643,750        $8.09        793,750        $6.12        545,000       $6.11

      DERs on the ISOs vest on the same basis as the options and DERs on NQSOs become fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the years ended

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000, the Company recorded charges of $573,000, $423,000 and $221,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $3,500, $4,000 and $4,000, respectively, to earnings associated with DERs on NQSOs. All DERs granted in 1998 were outstanding and fully vested at December 31, 2002.

      Because the Company was externally managed from the time of its formation through January 1, 2002, it had no direct employees. The individuals who received the ISO grants and related DERs were employees of the Advisor. The Company was therefore required to account for the ISO grants applying the fair value method as described under Statement of FAS No. 123 resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Because the Company commenced operations in 1998, management used assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for the 1998 and 1999 grants (or 0% if the related DERs are issued). For the years ended December 31, 2002, 2001 and 2000, the Company reflected expenses of $65,000, $129,000 and $113,000, respectively, representing the value of ISOs/DERs granted over their vesting period.

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

      (b) Employment Agreements

      On March 12, 2002, the Board of Directors adopted a compensation plan for Messrs. Zimmerman, Gorin and Freydberg that took effect on August 1, 2002. Under the new agreements, salaries to be paid to Messrs. Zimmerman, Gorin, and Freydberg will be equal to 0.25%, 0.20% and 0.20%, respectively, of the Company's tangible net worth, which will be calculated on a semi-annual basis on each June 30 and December 31. In the event that the Company's annualized return on equity for any given six-month period were to fall below 10%, the salaries to be paid to Messrs. Zimmerman, Gorin and Freydberg with respect to the following six-month period would be adjusted downward to equal (i) 0.2375%, 0.19% and 0.19%, respectively, of the Company's tangible net worth if its annualized return on equity was between 10% and 5% and (ii) 0.225%, 0.18% and 0.18%, respectively, of the Company's tangible net worth if its annualized return on equity was less than 5%. Notwithstanding the foregoing, the annual base salaries payable to Messrs. Zimmerman, Gorin and Freydberg pursuant to the new compensation plan will in no event exceed $1,000,000, $750,000 and $750,000, respectively. On October 1, 2002, the Company entered into an employment agreement with Ms. Teresa Covello, the Company's Senior Vice President/Controller, that provides for, among other things, a base salary of $140,000.

      (c) Deferred Compensation Plans

      On December 19, 2002, the Company's Board of Directors adopted the MFA Mortgage Investments, Inc. 2003 Nonemployee Directors' Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the "Deferred Plans"). Directors and senior officers of the Company may elect to defer a percentage of their compensation under the Deferred Plans for compensation earned subsequent to December 31, 2002. The Deferred Plans are intended to provide non-employee Directors and Senior Officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the stockholders. Amounts deferred are considered to be converted into "stock units" of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act ("ERISA") and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

      The Deferred Plans are intended to be non-qualified deferred compensation plans under the provisions of the Code. At the time a participant's deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value of Financial Instruments

      FAS No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The relevance and reliability of the estimates of fair values presented are limited, given the dynamic nature of market conditions, including changes in interest rates, the real estate market, debtors' financial condition and numerous other factors over time. The following table presents the carrying value and estimated fair value of financial instruments at December 31, 2002 and 2001:

                                                     2002                      2001
                                            -----------------------   -----------------------
                                             Carrying    Estimated     Carrying    Estimated
                                               Value     Fair Value      Value     Fair Value
                                            ----------   ----------   ----------   ----------
(In Thousands)
Financial Assets:
Cash and cash equivalents                   $   64,087   $   64,087   $   58,533   $   58,533
Restricted cash                                     39           39       39,499       39,499
Investment in mortgage securities            3,485,319    3,485,319    1,926,900    1,926,900
Investment in corporate debt securities             --           --        9,774        6,335
Investment in corporate equity securities           --           --        4,088        4,088
Hedge instruments                                1,108        1,108          513          513

Financial Liabilities:
Repurchase agreements                        3,185,910    3,195,823    1,845,598    1,851,133

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

      Repurchase agreements: Fair value reflects the present value of the contractual cash flow (i.e., future value). The discount rate used to present value the contractual future value was LIBOR rate quoted at the valuation date that is closest to the weighted average term to maturity of the aggregate repurchase agreements.

      Commitments: Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present creditworthiness of the counterparties. The commitments existing at December 31, 2002 and 2001, would have been offered at substantially the same rates and under substantially the same terms that would have been offered at December 31, 2002 and 2001; respectively, therefore, the estimated fair value of the commitments was zero at those dates and are not included in the table above.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Summary of Quarterly Results of Operations (Unaudited)

                                                  2002 Quarter Ended
                                  ---------------------------------------------------
                                  March 31       June 30    September 30  December 31
                                  --------       -------    ------------  -----------
(In Thousands, Except per Share Amounts)
Interest and dividend income      $27,253        $30,710      $37,031       $33,000
Interest expense                   13,483         15,247       17,830        16,931
                                  -------        -------      -------       -------
Net interest/dividend income       13,770         15,463       19,201        16,069

Other income (loss)                (3,001)(1)        (34)        (415)          946 (2)
Operating and other expenses        1,212 (1)      1,272        1,446         1,975 (2)
                                  -------        -------      -------       -------
Net income                        $ 9,557        $14,157      $17,340       $15,040
                                  =======        =======      =======       =======

Net income per share - basic      $  0.28 (1)    $  0.37      $  0.37       $  0.33
                                  =======        =======      =======       =======
Net income per share - diluted    $  0.28 (1)    $  0.37      $  0.37       $  0.32
                                  =======        =======      =======       =======

                                                  2001 Quarter Ended
                                  ---------------------------------------------------
                                  March 31       June 30    September 30  December 31
                                  --------       -------    ------------  -----------
(In Thousands, Except per Share Amounts)
Interest and dividend income      $ 8,897        $ 8,956      $16,688       $21,964
Interest expense                    6,536          5,814       10,276        12,447
                                  -------        -------      -------       -------
Net interest/dividend income        2,361          3,142        6,412         9,517
Other income (loss)                 2,874 (3)       (180)         105        (2,553)(4)
Operating and other expenses        1,167 (3)        739        1,430        14,558 (5)
                                  -------        -------      -------       -------
Net income                        $ 4,068        $ 2,223      $ 5,087       $(7,594)
                                  =======        =======      =======       =======

Net income per share - basic      $  0.47 (3)    $  0.24      $  0.27       $ (0.32)
                                  =======        =======      =======       =======
Net income per share - diluted    $  0.46 (3)    $  0.24      $  0.27       $ (0.32)
                                  =======        =======      =======       =======

(1) Includes an "other-than-temporary" impairment charge of $3.4 million related to a corporate debt security, which reduced net income by $0.10 per basic and diluted share.

(2) Reflects the income and expenses of a consolidated subsidiary commencing October 1, 2002, when the Company acquired the voting common stock of RCC, in which the Company previously held a non-controlling interest.

(3) Other income includes $2.6 million of gains on sale of a property; operating and other expense include an incentive fee of $511,000 paid to the Advisor related to this gain; on a net basis this gain increased per share income by $0.24.

(4) Includes an "other-than-temporary" impairment charge of $2.5 million related to a debt security, which reduced net income by $0.10 per basic and diluted share.

(5) Includes the $12.5 million of costs, of which $11.3 million was a non-cash equity distribution, incurred to acquire the Advisor, which reduced net income by $0.53 per basic and diluted share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in, nor any disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure, during the years ended December 31, 2002, 2001 and 2000.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

      Information regarding the Company's directors appears under the heading "Election of Directors" in the Company's proxy statement relating to its 2003 Annual Meeting of Stockholders to be held on May 20, 2003 (the "Proxy Statement") and is incorporated herein by reference.

      Information regarding the Company's executive officers appears under Item 4A of Part I of this Annual Report on Form 10-K.

      Information regarding compliance with Section 16(a) of the 1934 Act, as amended, appears under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement and is incorporated herein by reference.

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

Item 14. Controls and Procedures

      A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

      1. Financial Statements. The consolidated financial statements of the Company, together with the Independent Accountants' Report thereon, are set forth on pages 30 through 51 of this Form 10-K and are incorporated herein by reference.

      2. Financial Statement Schedules. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 hereof.

      3.    Exhibits.

            2.1 Agreement and Plan of Merger by and among the Registrant, America First Participating/Preferred Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and certain other parties, dated as of July 29, 1997 (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

            2.2 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation ("AFMAC") and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the definitive Proxy Statement, dated November 12, 2001, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Form 8-K, dated April 10, 1998, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 6, 2002 (incorporated herein by reference to Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 16, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q, dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.4 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            4.1 Specimen of Common Stock Certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

            10.1 Employment Agreement of Stewart Zimmerman, dated August 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q, dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.2 Employment Agreement of William S. Gorin, dated August 1, 2002 (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q, dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.3 Employment Agreement of Ronald A. Freydberg, dated August 1, 2002 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.4  Employment Agreement of Teresa D. Covello, dated October 1,
                  2002.

            10.5 Amended and Restated 1997 Stock Option Plan of the Registrant (incorporated herein by reference to Form 10-K, dated December 31, 1999, filed with the Securities and Exchange Commission pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.6 Second Amended and Restated 1997 Stock Option Plan of the Registrant (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed with the Securities and Exchange Commission pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan, adopted December 19, 2002.

            10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan, adopted December 19, 2002.

            21    Subsidiaries of the Registrant.

            23    Consent of PricewaterhouseCoopers LLP.

            99.1  Certification of the Chief Executive Officer

            99.2  Certification of the Chief Financial Officer

Reports on Form

      8-K The Registrant filed the following on Form 8-K during the fourth quarter of 2002:

Item Reported                  Financial Statements Filed        Date of Report
-------------                  --------------------------        --------------

9. Regulation FD Disclosure                No                   October 28, 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MFA Mortgage Investments, Inc.


Date:  February 6, 2003                  By /s/ Stewart Zimmerman
                                            ------------------------------------
                                            Stewart Zimmerman
                                            Chief Executive Officer


Date:  February 6, 2003                  By /s/ William S. Gorin
                                            ------------------------------------
                                            William S. Gorin
                                            Executive Vice President
                                            Chief Financial Officer/Treasurer
                                            (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  February 6, 2003                  By /s/ Michael B. Yanney
                                            ------------------------------------
                                            Michael B. Yanney
                                            Chairman of the Board


Date:  February 6, 2003                  By /s/ Stewart Zimmerman
                                            ------------------------------------
                                            Stewart Zimmerman
                                            Chief Executive Officer and Director


Date:  February 6, 2003                  By /s/ Alan Gosule
                                            ------------------------------------
                                            Alan Gosule
                                            Director


Date:  February 6, 2003                  By /s/ George H. Krauss
                                            ------------------------------------
                                            George H. Krauss
                                            Director


Date:  February 6, 2003                  By /s/ Michael L. Dahir
                                            ------------------------------------
                                            Michael L. Dahir
                                            Director


Date:  February 6, 2003                  By /s/ W. David Scott
                                            ------------------------------------
                                            W. David Scott
                                            Director


Date:  February 6, 2003                  By /s/ Stephen R. Blank
                                            ------------------------------------
                                            Stephen R. Blank
                                            Director

                                 CERTIFICATIONS

I, Stewart Zimmerman, certify that:

1. I have reviewed this annual report on Form 10-K of MFA Mortgage Investments, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003


       /s/ Stewart Zimmerman
       ---------------------
Name:  Stewart Zimmerman
Title: President and Chief Executive Officer

I, William S. Gorin, certify that:

1. I have reviewed this annual report on Form 10-K of MFA Mortgage Investments, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003


       /s/ William S. Gorin
       --------------------
Name:  William S. Gorin
Title: Executive Vice President and Chief Financial Officer