Form 10-Q
period 2003-03-31
MFA MORTGAGE INVESTMENTS
filed 2003-04-23
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      46,354,605 shares of the registrant's Common Stock, $0.01 par value, were outstanding as of April 21, 2003.

                                     INDEX

                                             PART I
                                     Financial Information

                                                                                         Page
                                                                                         ----
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of March 31, 2003
          (Unaudited) and December 31, 2002..............................................  1

          Consolidated Statements of Operations (Unaudited) for the Three Months
          Ended March 31, 2003 and March 31, 2002........................................  2

          Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months Ended March 31, 2003 (Unaudited)..........................  3

          Consolidated Statements of Cash Flows (Unaudited) for the Three Months
          Ended March 31, 2003 and March 31, 2002........................................  4

          Consolidated Statements of Comprehensive Income for the Three Months
          Ended March 31, 2003 and March 31, 2002........................................  5

          Notes to the Consolidated Financial Statements (Unaudited).....................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.................................................................. 18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................... 22

Item 4.   Controls and Procedures........................................................ 24

                                            PART II
                                       Other Information

Item 1.   Legal Proceedings.............................................................. 25

Item 6.   Exhibits and Reports on Form 8-K............................................... 25

SIGNATURES............................................................................... 27

CERTIFICATIONS........................................................................... 28

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       March 31,          December 31,
(In Thousands, Except Share and per Share Amounts)                       2003                 2002
                                                                      -----------         ------------
                                                                      (Unaudited)
Assets:
  Mortgage backed securities ("MBS") (Note 4)                         $ 3,535,722         $ 3,485,319
  Cash and cash equivalents                                                34,931              64,087
  Restricted cash                                                           2,300                  39
  Accrued interest and dividends receivable                                19,749              19,472
  Interest rate cap agreements (Note 5)                                       770               1,108
  Equity interest in real estate investments (Note 6)                       3,721               3,806
  Real estate  (Note 6)                                                    21,825              21,986
  Goodwill, net                                                             7,189               7,189
  Prepaid and other assets                                                  1,353                 853
                                                                      -----------         -----------
                                                                      $ 3,627,560         $ 3,603,859
                                                                      ===========         ===========

Liabilities:
  Repurchase agreements (Note 7)                                      $ 3,211,577         $ 3,185,910
  Accrued interest payable                                                 13,535              14,299
  Mortgages payable on real estate                                         16,295              16,337
  Dividends payable                                                        13,105              14,952
  Accrued expenses and other liabilities                                      976               1,161
                                                                      -----------         -----------
                                                                      $ 3,255,488         $ 3,232,659
                                                                      ===========         ===========

Commitments and contingencies (Note 8)                                         --                  --

Stockholders' Equity:
  Common stock, $.01 par value; 375,000,000 shares authorized;
   46,354,605 and 46,270,855 issued and outstanding at
   March 31, 2003 and December 31, 2002, respectively                         464                 463
  Additional paid-in capital                                              359,767             359,359
  Accumulated deficit                                                     (10,178)            (12,417)
  Accumulated other comprehensive income (Note 11)                         22,019              23,795
                                                                      -----------         -----------
                                                                          372,072             371,200
                                                                      -----------         -----------
                                                                      $ 3,627,560         $ 3,603,859
                                                                      ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                  2003             2002
                                                                --------         --------
(In Thousands, Except per Share Amounts)                               (Unaudited)
Interest and Dividend Income:
MBS income                                                      $ 32,065         $ 26,638
Corporate debt securities income                                      --              321
Dividend income                                                       --               39
Interest income on temporary cash investments                        123              255
                                                                --------         --------
      Total Interest and Dividend Income                          32,188           27,253
                                                                --------         --------

Interest Expense on Repurchase Agreements                         14,967           13,483
                                                                --------         --------

      Net Interest and Dividend Income                            17,221           13,770
                                                                --------         --------

Other Income (Loss):
Income from equity interest in real estate                          (100)              59
Revenue from operations of real estate                               427               --
Net gain on sale of securities                                        --              414
Other-than-temporary impairment on investment securities              --           (3,474)
                                                                --------         --------

      Total Other Income/(Loss)                                      327           (3,001)
                                                                --------         --------

Operating and Other Expense:
Compensation and benefits                                            951              819
Real estate operating expense                                        347               --
Mortgage interest on real estate                                     203               --
Other general and administrative                                     703              393
                                                                --------         --------
      Total Operating and Other Expense                            2,204            1,212
                                                                --------         --------

      Net Income                                                $ 15,344         $  9,557
                                                                ========         ========

Income Per Share:
Net income per share - basic                                    $    .33         $   0.28
Weighted average shares outstanding - basic                       46,316           34,329

Net income per share - diluted                                       .33         $   0.28
Weighted average shares outstanding - diluted                     46,378           34,453

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Three Months Ended
                                                             March 31, 2003
                                                           ------------------
                                                               (Unaudited)
(In Thousands, Except per Share Amounts)

Common Stock (Par Value $.01):

Balance at December 31, 2002                                    $     463
  Issuance of common stock for option exercises and
    stock based compensation                                            1
                                                                ---------
Balance at March 31, 2003                                             464
                                                                ---------

Additional Paid-in Capital:

Balance at December 31, 2002                                      359,359
  Exercise of common stock options                                    408
                                                                ---------
Balance at March 31, 2003                                         359,767
                                                                ---------

Accumulated Deficit:

Balance at December 31, 2002                                      (12,417)
  Net income                                                       15,344
  Cash dividends declared ($.28 per share)                        (13,105)
                                                                ---------
Balance at March 31, 2003                                         (10,178)
                                                                ---------

Accumulated Other Comprehensive Income:

Balance at December 31, 2002                                       23,795
  Unrealized loss on MBS during period, net                        (1,447)
  Unrealized loss on interest rate cap agreements                    (329)
                                                                ---------
Balance at March 31, 2003                                          22,019
                                                                ---------

Total Stockholders' Equity                                      $ 372,072
                                                                =========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                        March 31,
(In Thousands)                                                                  2003                2002
                                                                            -----------         -----------
                                                                                      (Unaudited)
Cash Flows From Operating Activities:
Net income                                                                  $    15,344         $     9,557
Adjustments to reconcile net income to net cash
 provided by operating activities:
Net loss on sale of portfolio investments                                            --                (414)
Unrealized impairment recognized on debt securities                                  --               3,474
Amortization of purchase premiums on investments                                  8,741               5,739
Amortization of premium cost for interest rate cap agreements                         9                  --
Increase in interest receivable                                                    (277)             (4,650)
Increase in other assets and other                                                 (430)               (193)
Decrease in accrued expenses and other liabilities                                 (185)                 (2)
(Decrease) increase in accrued interest payable                                    (764)                100
                                                                            -----------         -----------
 Net cash provided by operating activities                                       22,438              13,611
                                                                            -----------         -----------

Cash Flows From Investing Activities:
Principal payments on MBS                                                       421,481             280,518
Proceeds from sale of MBS                                                            --               4,600
Proceeds from sale of corporate equity securities                                    --               3,167
Loss from equity interests in real estate in excess of distributions                100                 (44)
Principal amortization of mortgage principal                                        (42)                 --
Depreciation and amortization on real estate                                         76                  --
Purchases of MBS                                                               (482,072)         (1,006,890)
                                                                            -----------         -----------
  Net cash used by investing activities                                         (60,457)           (718,649)
                                                                            -----------         -----------

Cash Flows From Financing Activities:
(Increase) decrease in restricted cash                                           (2,261)                679
Purchase of interest rate cap agreements                                             --              (1,486)
Net increase in repurchase agreement borrowings                                  25,667             641,795
Net proceeds from common stock offering                                              --              58,213
Dividends paid                                                                  (14,952)             (7,718)
Proceeds from exercise of stock options                                             409                  --
                                                                            -----------         -----------
  Net cash provided by financing activities                                       8,863             691,483
                                                                            -----------         -----------

Net decrease in cash and cash equivalents                                       (29,156)            (13,555)
Cash and cash equivalents at beginning of period                                 64,087              58,533
                                                                            -----------         -----------
Cash and cash equivalents at end of period                                  $    34,931         $    44,978
                                                                            ===========         ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                    $    15,721         $    13,382
                                                                            ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                     Three Months Ended
                                                                          March 31,
(In Thousands)                                                      2003             2002
                                                                  --------         --------
Net income                                                        $ 15,344         $  9,557
Other Comprehensive Income:
  Unrealized holding losses arising during the period, net          (1,447)          (6,729)
  Unrealized holding (losses) gains on interest rate cap
     agreements arising during the period, net                        (329)             200
                                                                  --------         --------
 Comprehensive Income                                             $ 13,568         $  3,028
                                                                  ========         ========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Pursuant to consummation of the stockholder approved merger between the Company and the Advisor (the "Advisor Merger"), the Company and the Advisor merged effective 12:01 a.m. on January 1, 2002. As a result, the Company became self-advised and commencing January 1, 2002. For accounting purposes, the Advisor Merger is not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" as superceded by Financial Accounting Standards ("FAS") 141, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

      On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2003 and results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2003 should not be construed as indicative of the results to be expected for the full year.

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

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (b) MBS, Corporate Debt Securities and Corporate Equity Securities

      Statement of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that investments in securities be designated as either "held-to-maturity", "available-for-sale" or "trading" at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

      Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to ensure future liquidity. (See Note 2e.)

      Gains or losses on the sale of investment securities are based on the specific identification method.

      The Company's adjustable rate assets are comprised primarily of adjustable rate MBS ("ARM-MBS") issued or guaranteed as to principal or interest by Ginnie Mae, Fannie Mae or Freddie Mac. Included in these ARM-MBS are hybrid MBS that have a fixed interest rate for an initial period, generally three years for those purchased by the Company, then convert to an adjustable rate for their remaining term to maturity.

      Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized into interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.

      During 2002, the Company liquidated its remaining portfolio of corporate debt and equity securities. The corporate debt securities were comprised of non-investment grade, high yield bonds. The Company had taken an impairment charge of $3,474,000 on certain of its corporate debt securities during the first quarter of 2002. The Company had no investments in corporate debt securities at March 31, 2003 or December 31, 2002. (See Note 3d.)

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

      (e) Credit Risk

      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are issued or guaranteed as to principal or interest by an agency or federally chartered corporation of the U.S. Government, such as Ginnie Mae, Fannie Mae and Freddie Mac ("Agency MBS"). The remainder of the Company's assets may be investments in: (i) multi-family apartment properties; (ii) investments in limited partnerships, real estate investment trusts or a preferred stock of a real estate related corporation or (iii) other fixed-income instruments. As of March 31, 2003, 94.3% of the Company's assets consisted of Agency MBS, 3.2% were MBS rated "AAA" and 1.0% were of cash and cash equivalents; combined these assets comprised 98.5% of the Company's total assets.

      Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investments; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management's internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to a significant change. (See Note 4.)

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

      Certain of the investments have a zero carrying value and are generating operating losses after depreciation. On these investments, earnings are recorded only to the extent distributions are received. Such investments have not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. As of March 31, 2003, the Company had investments in four such limited partnerships, which had mortgage loans secured by the underlying investment properties; however, the Company has no liability for the mortgage loans, since (1) the Company's investment is as a limited partner and (2) the mortgages have non-recourse provisions, such that they are secured only to the extent of the collateral which is comprised of the mortgaged property.

      (g) Real Estate

      Real estate is comprised of two multi-family real estate properties owned by the Company's wholly-owned subsidiary Retirement Centers Corporation ("RCC"). On October 1, 2002, the Company purchased 100% of the voting common stock of RCC. (See Note 3c.) Prior to the Company's October 1, 2002 purchase of RCC's voting common stock, the Company held only the preferred stock of RCC and accounted for its investment in RCC under the equity method of accounting. Subsequent to October 1, 2002, RCC became a wholly-owned subsidiary of the Company and, as such, was consolidated on a prospective basis. RCC is consolidated with its subsidiaries, which hold properties known as "The Greenhouse" and "Lealand Place". The Greenhouse is a 127-unit muti-family apartment building located in Omaha, Nebraska; Lealand Place is a 192-unit garden-style apartment complex located in Lawrenceville, Georgia.

      The properties, capital improvements and other assets held in connection with the properties are carried at cost, net of accumulated depreciation and amortization, not to exceed fair value. Depreciation and amortization are computed using the straight line method over the useful life of the related asset. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life.

      (h) Repurchase Agreements

      The Company finances the acquisition of its MBS at short-term borrowing rates through the use of repurchase agreements. Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through March 31, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company's repurchase agreements have typically ranged from one month to 18 months; however, future repurchase agreements may have longer maturities. Should the counterparty to repurchase agreements decide not to renew the agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets. To reduce this risk, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by two of the Rating Agencies, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met. In the event an existing lender is downgraded below "A", the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally aims to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of March 31, 2003, the Company had repurchase agreements with 12 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $51.2 million. (See Note 7.)

      (i) Earnings per Common Share ("EPS")

      Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to buy back shares of the Company's outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 10.)

      (j) Comprehensive Income

      Statement of FAS No. 130, "Reporting Comprehensive Income" requires the Company to display and report comprehensive income, which includes all changes in Stockholders' Equity with the exception of additional investments by or dividends to stockholders. Comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (See Note 11.)

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

      (l) Derivative Financial Instruments - Interest Rate Cap Agreements

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

      In accordance with FAS 133, a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. In order for the Company's interest rate cap agreements ("Cap Agreement/s" or "Cap/s") to qualify for hedge accounting, upon entering into the Cap Agreement, the Company must anticipate that the hedge will be highly effective in limiting the Company's cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in fair value are included in the accumulated other comprehensive income portion of stockholders' equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

on a fair value basis. Payments received in connection with the Cap Agreement will be reported a reduction to interest expense, net of the amortization recognized for the premium. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company's Caps is limited to the original purchase price of the derivative. In order to limit credit risk associated with purchased Caps, the Company only purchases caps from financial institutions rated "A" or better by one of the Rating Agencies. Income generated by purchased caps, if any, would be presented as an off-set to interest expense on the hedged liabilities.

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

      The Company has Caps, which are derivative instruments, as defined by FAS 133 and FAS 138. At March 31, 2003, the Company had 11 Cap Agreements, with an aggregate notional amount of $310.0 million. The Company utilizes Caps for the purpose of managing interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. There were unrealized losses of $3.3 million on the Company's Caps. (See Note 5.)

      (m) Adoption of New Accounting Standards

      On January 1, 2003, the Company adopted Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148, amends FAS No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will record option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148. The adoption of FAS 148 did not have a significant impact on the Company; however, the future effect of FAS 148 will be based on, among other things, the underlying terms of future grants of stock based on compensation.

      (n) New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation by the primary beneficiary of all variable interest entities. FIN 46 is effective immediately for investments in all variable interest entities acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after June 15, 2003. It is anticipated that this will apply to certain of the Company's equity investments in real estate in which it has a majority interest as a limited partner but has not historically consolidated because it does not have effective control under the terms of the respective partnership agreements (see Note 6). Accordingly, the Company will consolidate such investments as required by FIN 46 effective for its third quarter of calendar 2003. It is not anticipated that the application of FIN 46 will have a material impact on the Company's financial statements.

      (o) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Advisor Merger/Related Parties and Other Related Parties

      (a) Advisor Fees and Advisor Merger

      From the time of the 1998 Merger through December 31, 2001, the Advisor managed the operations and investments of the Company and performed administrative services for the Company. Prior to the Advisor Merger, the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a formula based monthly management fee plus an incentive fee for each calendar quarter equal to 20% of the dollar amount by which the annualized return on equity for such quarter exceeded the amount necessary to provide an annualized return on equity equal to the Ten-Year U.S. Treasury rate plus 1%.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Advisor Merger Agreement"), with the Advisor, America First Companies L.L.C. ("AFC") and the stockholders of the Advisor. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the Merger of the Advisor into the Company on January 1, 2002. The Company issued 1,287,501 shares of its common stock to the stockholders of the Advisor as merger consideration. As a result, the Company became self-advised on January 1, 2002.

      Certain of the Company's directors and executive officers who were involved in discussions and negotiations relating to the Advisor Merger had, and continue to have, interests that are affected by the Advisor Merger. At the time of the Advisor Merger, AFC owned 80% of the outstanding capital stock of the Advisor. At that time, Michael Yanney, who retired from the Board during the first quarter of 2003, was the Chairman of the Company's Board of Directors, and George H. Krauss, one of the Company's directors, beneficially owned approximately 57% and 17%, respectively, of AFC. In addition, Stewart Zimmerman, the Company's President and Chief Executive Officer, and William S. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, collectively owned approximately 3% of AFC. At the time of the Advisor Merger, Messrs. Zimmerman, Gorin and Ronald A. Freydberg, the Company's Executive Vice President and Secretary, also owned, in the aggregate, the remaining 20% of the Advisor. Accordingly, the Advisor Merger resulted in these individuals receiving, in the aggregate, beneficial ownership of an additional 1,287,501 shares of the Company's common stock valued at approximately $11.3 million at the time of the Advisor Merger.

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

      (b) Property Management

      America First Properties Management Company L.L.C. (the "Property Manager"), is a wholly owned subsidiary of AFC, provides property management services for certain of the multi-family properties in which the Company has an interest. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by the Company's properties under management, ranging from 3.5% to 4% of gross revenues, which are considered in line with market terms for such services. The Property Manager was paid fees totaling $98,000 and $109,000 for the quarters ended March 31, 2003 and 2002, respectively for managing the properties in which the Company has interests.

      (c) Investment in Retirement Centers Corporation

      From 1998 thorough September 30, 2002, the Company has held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in RCC, an entity formed following the 1998 Merger, which indirectly holds two rental income properties. Through September 30, 2002, Mr. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, held all of the voting common stock of RCC, representing 5% of the ownership and economic interest in RCC.

      On October 1, 2002, the Company purchased 100% of the voting common stock held by Mr. Gorin, representing a 5% economic interest and 100% controlling interest in RCC, for $260,000. The purchase price was based on the estimated value of the underlying properties, as determined by independent appraisers, net of the related mortgage indebtedness. As a result of the purchase of common shares, RCC become a wholly-owned subsidiary of the Company. (See Note 6.)

      (d) Investments in Certain Corporate Debt Securities

      Prior to the Company liquidating its corporate debt securities portfolio during 2002, the Company held the corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000 and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. At December 31, 2001, the Company's investment in (i) the RCN debt securities had a carrying value of $2,147,000 and (ii) the Level 3 debt securities had a carrying value of $6,553,000 and an estimated fair value of $3,360,000. Mr. Yanney, who retired as Chairman and as a member of the Company's Board of Directors on March 6, 2003, was on the board of directors of both RCN and Level 3 at the time the Company purchased and sold these securities.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

One of the Company's Directors, W. David Scott, is the son of the Chairman of both Level 3 and RCN.

4. Mortgage Backed Securities

      As of March 31, 2003 and December 31, 2002, all of the Company's MBS were classified as available-for-sale and, as such, were carried at their estimated fair value. The following table presents the carrying value of the Company's MBS as of March 31, 2003 and December 31, 2002.

                                                 March 31,         December 31,
                                                   2003                2002
                                                ----------         ------------
(In Thousands)

Fannie Mae Certificates                         $1,844,866          $1,901,621
Ginnie Mae Certificates                              4,646               5,577
Freddie Mac Certificates                         1,571,263           1,450,675
Non-agency AAA                                     114,947             127,446
                                                ----------          ----------
                                                $3,535,722          $3,485,319
                                                ==========          ==========

      At March 31, 2003 and December 31, 2002, the Company's portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $3.53 billion and $3.47 billion respectively, and fixed rate MBS with carrying values of approximately $6.7 million and $6.8 million respectively.

      Agency MBS: Although not rated, Agency MBS carry an implied "AAA" rating. Agency MBS are issued or guaranteed as to principal or interest by a government agency or federally chartered corporation, such as Fannie Mae, Ginnie Mae or Freddie Mac.

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

      The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of MBS as of March 31, 2003 and December 31, 2002:

                                              March 31,             December 31,
                                                2003                    2002
                                             -----------            ------------
(In Thousands)

Current face cost                            $ 3,431,541            $ 3,382,275
Premium                                           78,898                 76,333
Discount                                              (2)                   (20)
Gross unrealized gains                            25,974                 27,154
Gross unrealized losses                             (689)                  (423)
                                             -----------            -----------
Carrying value/fair value                    $ 3,535,722            $ 3,485,319
                                             ===========            ===========

5. Interest Rate Cap Agreements

      As of March 31, 2003, the Company had 11 interest rate Caps with an aggregate notional amount of $310.0 million purchased to hedge against increases in interest rates on $310.0 million of its anticipated future 30-day term repurchase agreements. The Caps had an amortized cost of $4,036,000 and a fair value of $770,000 at March 31, 2003, resulting in an unrealized loss of $3,266,000, which is included as a component of accumulated other comprehensive income. If the 30-day London Interbank Offered Rate ("LIBOR") were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its counterparty.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                            Weighted
                            Average      Weighted Average                                Estimated Fair     Gross
                             Active            LIBOR            Notional   Unamortized   Value/Carrying   Unrealized
                             Period        Strike Rate(1)        Amount      Premium          Value          Loss
                            --------     ----------------       --------   -----------   --------------   ----------
(Dollars in Thousands)
Months until active:

Currently active            19 Months           5.75%          $  50,000     $     339     $       8     $    (331)
Within six months           18 Months           4.75           $ 100,000         1,486           102        (1,384)
Six to nine months          18 Months           4.50             100,000         1,386           193        (1,193)
Nine to 12 months                                 --                  --            --            --            --
12 to 24 months             18 Months           3.25              60,000           825           467          (358)
                                                               ---------     ---------     ---------     ---------

Weighted Average/Total      18 Months           4.54%          $ 310,000     $   4,036     $     770     $  (3,266)
                                                               =========     =========     =========     =========

(1) The rate at which payments would become due to the Company under the terms of the cap agreement.

6. Equity Interests in Real Estate Investments and Real Estate

      Equity interests in real estate investments and real estate consisted of the following as of March 31, 2003 and December 31, 2002:

                                                        March 31,   December 31,
                                                          2003          2002
                                                        ---------   ------------
(In Thousands)

Real estate                                              $21,825      $21,986
Investments in and advances to real estate limited
  partnerships                                             3,721        3,806
                                                         -------      -------
                                                         $25,546      $25,972
                                                         =======      =======

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

      (a) Real Estate /Retirement Center Corporation

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

      As of March 31, 2003 and December 31, 2002, RCC owned (i) The Greenhouse, which was acquired on January 12, 2000, and (ii) an 88.3% undivided interest in a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also owned the remaining 11.7% undivided interest in the Georgia property, which was purchased on January 18, 2001. In December 2000, the Company loaned Greenhouse Holding LLC (which holds The Greenhouse) $437,000 to fund building renovations.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The summary results of real estate, reflects the operations of RCC as consolidated with its two apartment properties for the quarter ended March 31, 2003, were as follows:

(In Thousands)
Revenue from operations of real estate                                    $ 427
Interest expense for mortgages on real estate                              (203)
Other real estate operations expense                                       (347)
                                                                          -----
                                                                          $(123)
                                                                          =====

      (b) Equity Interests in Real Estate

      As of March 31, 2003, the Company had investments in four limited partnerships, which had an aggregate of $31.3 million of non-recourse mortgage loans secured by the underlying investment properties. These mortgages have non-recourse provisions, such that they are generally secured to the extent of the collateral, which is comprised of the mortgaged property. Prior to October 1, 2002, the Company held 100% of the non-voting preferred stock of RCC which represented a 95% economic interest, as such the net assets of RCC were included in equity interests in real estate and income recognized under the equity method. On October 1, 2002, the Company acquired 100% of RCC's voting common stock, thereby gaining full ownership of RCC. Therefore, the Company changed its accounting for RCC from that of an equity investment to a consolidated subsidiary effective October 1, 2002.

7. Repurchase Agreements

      As of March 31, 2003, the Company had outstanding balances of $3.2 billion under 195 repurchase agreements with a weighted average borrowing rate of 1.75% and a weighted average remaining maturity of 6.4 months. As of March 31, 2003, the repurchase agreements had the following remaining maturities:

                                                                       March 31,
                                                                          2003
                                                                      ----------
(In Thousands)

Within 30 days                                                        $  151,510
31 to 60 days                                                            300,060
61 to 90 days                                                            560,460
3 to 6 months                                                            888,311
6 to 9 months                                                            535,250
9 to 12 months                                                           393,546
12 to 18 months                                                          382,440
                                                                      ----------
                                                                      $3,211,577
                                                                      ==========

      The repurchase agreements are collateralized by the Company's MBS which had a carrying value of approximately $3.5 billion. The Company's repurchase agreements generally bear interest at rates that are LIBOR-based.

8. Commitments and Contingencies

      At March 31, 2003, there were no commitments to purchase any investment securities or enter into any repurchase agreements.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. Stockholders' Equity

      (a) Dividends/Distributions

      The following presents dividends declared by the Company from January 1, 2002 through March 31, 2003:

                                                                  Dividend
 Declaration Date          Record Date          Payment Date      per Share
------------------      ------------------    ---------------    ----------

2003
March 13, 2003          March 28, 2003        April 30, 2003     $ 0.280

2002
December 19, 2002       December 30, 2002     January 24, 2003     0.320  (2)
September 12, 2002      September 30, 2002    October 30, 2002     0.320  (2)
June 12, 2002           June 28, 2002         July 30, 2002        0.300  (1)
March 12, 2002          March 28, 2002        April 30, 2002       0.300  (1)

      (1)   Includes a special dividend of $0.02 per share.
      (2)   Includes a special dividend of $0.04 per share.

      (b) Shelf Registration

      On September 25, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, (the "Act"), with respect to an aggregate of $300,000,000 of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. As of March 31, 2003, the Company had $80.1 million remaining under this shelf registration statement.

      (c) Stock Repurchase Plan

      The Company did not repurchase any of its Common Stock during the quarter ended March 31, 2003. Since implementing the stock repurchase program during the fourth quarter of 1999, through March 31, 2003, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000.

10. EPS Calculation

      The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the three months ended March 31, 2003 and 2002:

                                                             Three Months Ended
                                                                  March 31,
                                                             2003          2002
                                                            ------        ------
(In Thousands)

Weighted average shares outstanding - basic                 46,316        34,329

Add effect of assumed shares issued under
treasury stock method  for stock options                        62           124
                                                            ------        ------
Weighted average shares outstanding  - diluted              46,378        34,453
                                                            ======        ======

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. Accumulated Other Comprehensive Income

      Accumulated other comprehensive income at March 31, 2003 and December 31, 2002 was as follows:

                                                      March 31,     December 31,
                                                        2003            2002
                                                      ---------     ------------

(In Thousands)

Unrealized gains on available-for-sale:
MBS                                                   $ 25,974        $ 27,155

Unrealized losses on available for sale:
MBS                                                       (689)           (423)
                                                      --------        --------
                                                        25,285          26,732
                                                      --------        --------
Hedging Instruments:
Unrealized depreciation on interest
rate cap agreements                                     (3,266)         (2,937)
                                                      --------        --------
Accumulated other comprehensive income                $ 22,019        $ 23,795
                                                      ========        ========

12. 1997 Stock Option Plan and Employment Agreements

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

      DERs on the ISOs vest on the same basis as the options and DERs on NQSOs become fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on ISOs are charged to stockholders' equity when declared and dividends paid on NQSOs are charged to earnings when declared. For the three months ended March 31, 2003 and 2002, the Company recorded charges of $126,000 and $150,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $700 and $1,125, respectively, to earnings associated with DERs on NQSOs. At March 31, 2003, the Company had 452,500 DERs, all of which were fully vested.

      The ISOs granted to the executive officers of the Company, who were also employees of the Advisor, were accounted for under the fair value method established under FAS 123, resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Since the Company commenced operations in 1998, management used assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for the 1998 and 1999 grants (or 0% if the related DERs are issued).

      Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company, resulting in a change in status of these individuals. Accordingly, the unvested options outstanding as of January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the fair market value of the company's common stock and option price expensed over the remaining vesting period of approximately seven months. The Company did not incur any expense for stock options during the quarter ended March 31, 2003; for the quarter ended March 31, 2002, the Company recognized $24,000 of employee related compensation expense for stock options.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      (b) Employment Agreements

      On March 12, 2002, the Board of Directors adopted new compensation plans for Messrs. Zimmerman, Gorin and Freydberg that took effect on August 1, 2002. Under their employment agreements, salaries to be paid to Messrs. Zimmerman, Gorin, and Freydberg will be equal to 0.25%, 0.20% and 0.20%, respectively, of the Company's tangible net worth, which will be calculated on a semi-annual basis on each June 30 and December 31. In the event that the Company's annualized return on equity for any given six-month period were to fall below 10%, the salaries to be paid to Messrs. Zimmerman, Gorin and Freydberg with respect to the following six-month period would be adjusted downward to equal
(i) 0.2375%, 0.19% and 0.19%, respectively, of the Company's tangible net worth if its annualized return on equity was between 10% and 5% and (ii) 0.225%, 0.18% and 0.18%, respectively, of the Company's tangible net worth if its annualized return on equity was less than 5%. Notwithstanding the foregoing, the annual base salaries payable to Messrs. Zimmerman, Gorin and Freydberg pursuant to the new compensation plan will in no event exceed $1,000,000, $750,000 and $750,000, respectively. On October 1, 2002, the Company entered into an employment agreement with Ms. Teresa Covello, the Company's Senior Vice President/Controller, and effective March 13, 2003 was named the Company's Chief Accounting Officer, that provides for, among other things, a base salary of $140,000.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                     GENERAL

      MFA Mortgage Investments, Inc. is a self-advised mortgage REIT, which is primarily engaged in the business of investing in adjustable rate MBS. The Company's investment portfolio consists primarily of MBS issued or guaranteed as to principal or interest by a U.S. Government agency or federally chartered corporation, such as Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency Securities"), and, to a lesser extent, high quality MBS, rated in one of the two highest rating categories by at least one nationally recognized rating agency. The Company's investment strategy also provides for the acquisition of multi-family housing properties, investments in REIT securities and other securities. The Company's principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

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

      Following the completion of the 1998 Merger through December 31, 2001, the Company was externally advised and managed REIT. As such, the Company had no employees and relied entirely on the Advisor to perform all of the duties that are generally performed by internal management. Pursuant the an agreement with the Advisor, the Advisor provided the day-to-day management and administrative functions for the Company's operations for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of AFC.

      On December 12, 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor which provided for the Advisor Merger. The Advisor Merger became effective on January 1, 2002. As a result of the Advisor Merger, the Company became a self-advised REIT. In connection with the Advisor Merger, the employees of the Advisor became employees of the Company and the Company assumed the employment contracts of these individuals. The Company also acquired all of the tangible and intangible business assets of the Advisor.

      The Company's core business strategy is to invest on a leveraged basis in a portfolio of high-grade adjustable rate MBS, which primarily consist of Agency MBS. Beginning in June 2001, the Company began to significantly increase its asset base by leveraging equity raised through public offerings of the Company's common stock. As a result, the Company has experienced significant growth in interest income, interest expense and net interest income. The Company's total assets were $3.6 billion at March 31, 2003 and December 31, 2002. As of March 31, 2003, 98.5% of the Company's assets consisted of Agency MBS, AAA rated MBS and cash. The Company also has indirect interests in four apartment properties and a controlling indirect interest in two apartment properties, these six properties contain a total of 1,473 rental units. Four of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska.

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the constant prepayment rate ("CPR"), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. The CPR on the Company's MBS portfolio averaged 33% for the quarter ended March 31, 2003. In addition to these factors, borrowing costs are further affected by the creditworthiness of the borrower. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other investments, comprised of interests in multi-family real estate properties and hedging instruments. Because these investments represented less than 1.0% of the Company's total assets at March 31, 2003, the risk related to these assets is limited; nonetheless, these investments have the potential of causing a material impact on the Company's operating performance in future periods.

                             RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2003 Compared to the Three Month Period Ended March 31, 2002

      Net income increased to $15.3 million for the three months ended March 31, 2003, reflecting basic and diluted earnings per share of $0.33, from $9.6 million, or basic and diluted earnings per share of $0.28, for the three months ended March 31, 2002. Comparing the first quarter of 2003 to the first quarter of 2002, the Company's core net revenue, comprised of net interest income, increased by $3.5 million, or 25%, to $17.2 million for the 2003 period from $13.8 million for the 2002 period. During the quarter ended March 31, 2002, the Company had a non-recurring $3.5 million charge for an other-than-temporary impairment against an investment in corporate debt securities.

      During the three months ended March 31, 2003, total interest and dividend income increased $4.9 million, or 18.1%, to $32.2 million from $27.3 million for the three months ended March 31, 2002. The Company's average interest-earning assets for the three months ended March 31, 2003 were $3.52 billion, compared to $2.38 billion for the first quarter of 2002. The increase in interest income generated by the growth in interest-earning assets, which growth was facilitated by leveraging equity raised through public offerings of the Company's common stock, was partially offset by a decrease in the yield on interest-earning assets to 3.66% from 4.65% for the first quarter of 2002.

      The Company's interest expense on its repurchase agreements increased by $1.5 million, or 11.0%, to $15.0 million, for the three months ended March 31, 2003, compared to $13.5 million for the first quarter of 2002. The overall increase in interest expense reflects the significant increase in borrowings, reflecting the leveraging of proceeds received from the Company's common stock offerings, partially offset by a 64 basis point (i.e., one basis point equals 1/100 of 1%) decrease in the cost of borrowings, which decreased to 1.91% for the quarter ended March 31, 2003 from 2.55% for the quarter ended March 31, 2002. (See Liquidity and Capital Resources.)

      Total other income increased to $327,000 for the first quarter of 2003, from a loss of $3.0 million for the first quarter of 2002. This $3.3 million increase primarily reflects the impact of a non-recurring $3.5 million charge taken in the first quarter of 2002 for an other-than-temporary impairment on investment corporate debt securities. This loss was entirely attributable to an investment in the corporate debt securities of Level 3 Corporation. The Company liquidated all of its corporate debt and equity portfolios during 2002, and currently has no plans to resume investing in such instruments.

      Prior to October 1, 2002, the Company accounted for its non-controlling interest in the preferred stock of RCC under the equity method, whereby RCC's results of operations were reported net, relative the Company's equity interest. On October 1, 2002, the Company acquired 100% of the voting common stock in RCC, and commenced accounting for such subsidiary on a consolidated basis, prospectively. (See Notes 3c and 6 to the accompanying consolidated financial statements.) This change in ownership and resulting change in accounting for RCC caused certain line items of the Company's statement of operations for the quarter ended March 31, 2003 to be non-comparable to the results of operations for the quarter ended March 31, 2002 presentation. As of March 31, 2003, the Company had indirect interests in six multi-family properties consisting of a total of 1,473 rental units, through investments in four limited partnerships and one corporation as a common stockholder. In the aggregate, real estate equity interests and real estate, which is owned through a consolidated subsidiary, comprised less than 1.0% of the Company's total assets at March 31, 2003.

      The Company did not sell any of its investments during the quarter ended March 31, 2003; during the quarter ended March 31, 2002, the Company realized gains of $595,000 and losses of $181,000 on the sale of equity and MBS.

      During the first quarter of 2003, the Company had operating and other expenses of $2.2 million, compared to $1.2 million for the first quarter of 2002. This $1.0 million increase reflects $550,000 of mortgage interest and other expenses related to the real estate properties held by RCC, which prior to October 1, 2002 were accounted for under the equity method and reported as a net component of income from equity interests in real estate. Compensation and benefits increased by $132,000 from $819,000 to $951,000, primarily reflecting the additional staff hired to operate as an internally managed Company.

      Other general and administrative expense increased by $310,000 to $703,000 for the quarter ended March 31, 2003, compared to $393,000 for the quarter ended March 31, 2002, primarily reflecting the cost of the new headquarters that the Company began occupying during the third quarter of 2002. In addition, market based increases for the cost of corporate insurance have been experienced by the Company. Management expects other operating expenses to increase over the remainder of 2003, as costs will be incurred to comply with new rules promulgated by the Securities and Exchange Commission and New York Stock Exchange in connection with the Sarbanes-Oxley Act.

                         Liquidity and Capital Resources

      The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company's principal uses of cash include purchases of MBS and, to a lesser extent, may include purchases of hedge instruments; payments for operating expenses and dividends on the Company's Common Stock; and investments in real estate assets.

      Borrowings under repurchase agreements were $3.2 billon as of March 31, 2003, and December 31, 2002. At March 31, 2003, the Company's repurchase agreements had a weighted average borrowing rate of 1.75%, on loan balances of between $350,000 and $77.0 million. These agreements generally have original terms to maturity ranging from one month to 18 months and interest rates that are typically based off of LIBOR. However, management has recently noted the increased availability of repurchase agreements extending as long as 36 months, and expects to extend a portion of the maturing agreements into such longer term agreements. In addition, management may also purchase hybrid MBS that have a fixed rate for up to five years (i.e., 5/1 MBS) and adjust annually thereafter, compared to the present three year fixed term limit. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

      To the extent the Company raises additional equity capital from future capital market transactions, the Company anticipates using the net proceeds primarily to acquire additional ARM-MBS on a leveraged basis. Management may also consider additional interests in multi-family apartment properties and other investments consistent with its operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

      During the quarter ended March 31, 2003, principal payments on MBS generated cash of $421.5 million and operations provided $22.4 million in cash. As part of its core investing activities, during the first quarter of 2003, the Company acquired $482.1 million of MBS, all of which were either Agency or AAA rated adjustable rate or hybrid MBS. Other uses of funds during the quarter included payments of $14.9 million for dividends on the Company's outstanding common stock and DERs.

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. The margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reduction in the MBS from scheduled amortization and prepayments. At the time a repurchase agreement rolls (i.e., matures), the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing.

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

                                  OTHER MATTERS

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" (i.e., "Qualifying Interest"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e., "whole pool" mortgage securities"), such mortgage securities may be treated as securities separate from the underlying mortgage loan and, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of March 31, 2003, the Company determined that it is in and has maintained compliance with this requirement.

                                    INFLATION

      Virtually all of the Company's assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. Our financial statements are prepared in accordance with Generally Accepted Accounting Principles and our dividends are based upon net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

                           FORWARD LOOKING STATEMENTS

      When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" for purposes of Section 27A if the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve know and unknown risks, uncertainties and assumptions.

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

                               INTEREST RATE RISK

      The Company primarily invests in adjustable rate and hybrid MBS. The hybrid-MBS represent fixed rate coupons for a specified period, generally three years, and thereafter converts to a variable rate coupon. The Company's debt obligations are generally repurchase agreements of limited duration, which are periodically refinanced at new market rates. The Company expects to extend the terms on its hybrid-MBS to include 5/1 ARM-MBS, which will have a fixed rate for five years and adjust annually thereafter. In addition, the Company would also expect to extend the terms on its repurchase agreements to include three year fixed rate obligations.

      The interest rates for most of the Company's adjustable rate assets are dependent on the one-year constant maturity treasury ("CMT") rate, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur.

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

      The following table presents the Company's interest rate risk using the static gap methodology. The table presents the difference between the carrying value of the Company's interest rate sensitive assets and liabilities at March 31, 2003, based on the earlier of term to repricing or the term to repayment of the asset or liability, scheduled principal amortization is not reflected in the table. Further, MBS can be prepaid before contractual amortization and/or maturity, which is also not reflected in the table. The table does not include assets and liabilities that are not interest rate sensitive.

      As of March 31, 2003, the Company's investment assets and debt obligations will prospectively reprice based on the following time frames:

                                                                       As of March 31, 2003
                                    -----------------------------------------------------------------------------------------
                                                                     One Year        Two Years        Beyond
                                     Less than      Six Months        to Two          to Year         Three
(In Thousands)                       Six Months     to One Year        Years           Three          Years          Total
                                    -----------     -----------     -----------     -----------    -----------    -----------
Interest Earning Assets:

 Adjustable Rate - MBS              $   708,764     $   441,337     $   662,201     $ 1,716,727    $        --    $ 3,529,029
 Fixed-Rate - MBS                            --              --              --              --          6,693          6,693
                                    -----------     -----------     -----------     -----------    -----------    -----------
   Total interest-earning assets        708,764         441,337         662,201       1,716,727          6,693      3,535,722

Interest Bearing Liabilities:

 Repurchase agreements                1,900,341         928,796         382,440              --             --      3,211,577
                                    -----------     -----------     -----------     -----------    -----------    -----------
  Total interest-bearing
liabilities                           1,900,341         928,796         382,440              --             --      3,211,577

Interest sensitivity gap            $(1,191,577)    $  (487,459)    $   279,761     $ 1,716,727    $     6,693    $   324,145
Cumulative interest
sensitivity gap                     $(1,191,577)    $(1,679,036)    $(1,399,275)    $   317,452    $   324,145

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

      To a limited extent, the Company uses Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Cap Agreements that hedge against increases in interest rates on the Company's LIBOR-based repurchase agreements are not considered in the static gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the applicable of the hedged liability. The Company's Caps are intended to serve as a hedge against future interest rate increases on the Company's repurchase agreements, which are typically priced off of LIBOR. As of March 31, 2003, the Company had $310.0 million of notional amount of Caps, with a weighted average strike rate for the one-month LIBOR of 4.54%. (See Note 5 to the accompanying Consolidated Financial Statements.)

                                MARKET VALUE RISK

      Substantially all of the Company's investments are designated as "available-for-sale" assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income, a component of stockholders' equity. (See the Consolidated Statements of Comprehensive Income and Note 11 to the accompanying Consolidated Financial Statements.) The market value of the Company's MBS assets fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are issued or guaranteed as to principal or interest by an agency or federally chartered corporation of the U.S. Government or "AAA" rated, such fluctuations are generally not based on the underlying credit worthiness.

                                 LIQUIDITY RISK

      The primary liquidity risk of the Company arises from financing long-maturity assets with short-term debt in the form of repurchase agreements. The Company had no long-term debt at March 31, 2003. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not required to be nor are they matched.

      The Company's assets which are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) its short-term debt as it matures. However, the Company cannot give assurances that it will always be able to roll over its short-term debt. At March 31, 2003, the Company had cash and cash equivalents of $34.9 million available to meet margin calls on repurchase agreements and for other corporate purposes.

                        PREPAYMENT AND REINVESTMENT RISK

      As the Company receives repayments of principal on its MBS, premiums on the corresponding securities are amortized against interest income, discounts on MBS are accreted to income and increase interest income reported. Premiums arise when the Company acquires a MBS at a price in excess of the principal value of the mortgages or par value if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal value of the mortgages, or par, if purchased at original issue. For financial accounting purposes, the premium is amortized using the effective yield method, which reflects the effect of prepayments on amortization of premium and accretion of discounts. In general, an increase in the prepayment rate will accelerate the amortization of premiums, thereby reducing interest income.

      For tax accounting purposes, the premium is amortized based on the asset yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes. At March 31, 2003, the gross unamortized premium for adjustable rate MBS for financial accounting purposes was $78.9 million (2.2% of the carrying value of MBS) while the amount for federal tax purposes was estimated at $72.1 million.

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

      3.2 Amended and Restated Bylaws of Registrant (incorporated herein by reference to Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

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

      10.4 Employment Agreement of Teresa D. Covello, dated October 1, 2002 (incorporated herein by reference to Exhibit 10.4 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

      10.5 Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-K, dated December 31, 1999, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.6 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

      10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.7 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

      10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.8 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

      99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on March 11, 2003, reporting under Item 5 "Other Events" the retirement of Michael B. Yanney and the appointment of Stewart Zimmerman as the Company's new Chairman of the Board effective as of March 6, 2003.

            The Company filed a Current Report on Form 8-K on March 19, 2003 reporting under Item 4, "Changes in Registrant's Certifying Accountant" the Company's dismissal of PricewaterhouseCoopers LLP as its independent public accountants on March 13, 2003; and the Company's engagement of Ernst & Young LLP, as its independent auditors, to replace PricewaterhouseCoopers LLP.

                                   SIGNATURES

      Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2003             MFA MORTGAGE INVESTMENTS, INC.


                                 By: /s/ Stewart Zimmerman
                                     ----------------------------------------
                                     Stewart Zimmerman
                                     President and Chief Executive Officer


                                 By: /s/ William S. Gorin
                                     ----------------------------------------
                                     William S. Gorin
                                     Executive Vice President Chief Financial
                                     Officer/Treasurer
                                     (Principal Accounting Officer)

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

Date: April 21, 2003


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

Date: April 21, 2003


       /s/ William S. Gorin
       --------------------
Name:  William S. Gorin
Title: Executive Vice President and Chief Financial Officer