Form 10-Q
period 2003-06-30
MFA MORTGAGE INVESTMENTS
filed 2003-07-29
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      54,117,105 shares of the registrant's Common Stock, $0.01 par value, were outstanding as of July 25, 2003.

                                      INDEX


                                                                                 Page
                                                                                 ----
                                     PART I
                              Financial Information

Item 1. Financial Statements

        Consolidated Statements of Financial Condition as of June 30, 2003
          (Unaudited) and December 31, 2002.....................................   1

        Consolidated Statements of Operations (Unaudited) for the Three and Six
          Months Ended June 30, 2003 and June 30, 2002..........................   2

        Consolidated Statements of Changes in Stockholders' Equity
          for the Six Months Ended June 30, 2003 (Unaudited)....................   3

        Consolidated Statements of Cash Flows (Unaudited) for the Six Months
          Ended June 30, 2003 and June 30, 2002.................................   4

        Consolidated Statements of Comprehensive Income (Unaudited) for the Six
          Months Ended June 30, 2003 and June 30, 2002..........................   5

        Notes to the Consolidated Financial Statements (Unaudited)..............   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations.........................................................  18

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............  23

Item 4. Controls and Procedures.................................................  25

                                     PART II
                                Other Information

Item 1. Legal Proceedings.......................................................  26

Item 4. Submission of Matters to Vote of Securities Holders.....................  26

Item 6. Exhibits and Reports on Form 8-K........................................  26

SIGNATURES......................................................................  28

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      June 30,      December 31,
(In Thousands, Except Share and per Share Amounts)                      2003           2002
                                                                    -----------     -----------
                                                                    (Unaudited)
Assets:
  Mortgage backed securities ("MBS") (Note 4)                       $ 4,186,943     $ 3,485,319
  Cash and cash equivalents                                              57,348          64,087
  Restricted cash                                                            --              39
  Accrued interest and dividends receivable                              21,668          19,472
  Interest rate cap agreements (Note 5)                                     195           1,108
  Equity interest in real estate investments (Note 6)                     4,160           3,806
  Real estate  (Note 6)                                                  21,720          21,986
  Goodwill, net                                                           7,189           7,189
  Prepaid and other assets                                                1,477             853
                                                                    -----------     -----------
                                                                    $ 4,300,700     $ 3,603,859
                                                                    ===========     ===========

Liabilities:
  Repurchase agreements (Note 7)                                    $ 3,821,619     $ 3,185,910
  Accrued interest payable                                                9,896          14,299
  Mortgages payable on real estate                                       16,248          16,337
  Dividends payable                                                      15,279          14,952
  Accrued expenses and other liabilities                                  3,314           1,161
                                                                    -----------     -----------
                                                                      3,866,356       3,232,659
                                                                    -----------     -----------

Commitments and contingencies (Note 8)                                       --              --

Stockholders' Equity:
  Common stock, $.01 par value; 375,000,000 shares authorized;
    54,117,105 and 46,270,855 issued and outstanding at June 30,
    2003 and December 31, 2002, respectively                                541             463
  Additional paid-in capital                                            426,881         359,359
  Accumulated deficit                                                   (10,050)        (12,417)
  Accumulated other comprehensive income (Note 11)                       16,972          23,795
                                                                    -----------     -----------

                                                                        434,344         371,200
                                                                    -----------     -----------
                                                                    $ 4,300,700     $ 3,603,859
                                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   2003         2002         2003         2002
                                                 --------     --------     --------     --------
(In Thousands, Except per Share Amounts)                           (Unaudited)
Interest and Dividend Income:
MBS income                                       $ 30,642     $ 30,148     $ 62,707     $ 56,786
Corporate debt securities income                       --          289           --          610
Dividend income                                        --           --           --           39
Interest income on temporary cash investments         148          273          271          528
                                                 --------     --------     --------     --------
     Total Interest and Dividend Income            30,790       30,710       62,978       57,963
                                                 --------     --------     --------     --------

Interest Expense on Repurchase Agreements          14,700       15,247       29,667       28,730
                                                 --------     --------     --------     --------

     Net Interest and Dividend Income              16,090       15,463       33,311       29,233
                                                 --------     --------     --------     --------

Other Income (Loss):
Income from equity interests in real estate           579          132          479          191
Revenue from operations of real estate                794           --        1,221           --
Net gain (loss) on sale securities                    334         (166)         334          248
Other-than-temporary impairment on investment
     securities                                        --           --           --       (3,474)
                                                 --------     --------     --------     --------
     Total Other Income/(Loss)                      1,707          (34)       2,034       (3,035)
                                                 --------     --------     --------     --------

Operating and Other Expense:
Compensation and benefits                             929          534        1,880        1,353
Real estate operating expense                         485           --          832           --
Mortgage interest on real estate                      297           --          500           --
Other general and administrative                      679          738        1,382        1,131

                                                 --------     --------     --------     --------
     Total Operating and Other Expense              2,390        1,272        4,594        2,484
                                                 --------     --------     --------     --------

     Net Income                                  $ 15,407     $ 14,157     $ 30,751     $ 23,714
                                                 ========     ========     ========     ========

Income per Share:
Net income per share - basic                     $   0.30     $   0.37     $   0.63     $   0.65
Weighted average shares outstanding - basic        51,217       38,294       48,780       36,520

Net income per share - diluted                   $   0.30     $   0.37     $   0.63     $   0.65
Weighted average shares outstanding - diluted      51,283       38,415       48,836       36,643

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Six Months Ended
                                                               June 30, 2003
                                                           ------------------
                                                               (Unaudited)
(In Thousands, Except per Share Amounts)
Common Stock (Par Value $.01):
Balance at December 31, 2002                                    $     463
  Issuance of common stock in capital market transactions              77
  Issuance of common stock for option exercises and
    stock based compensation                                            1
                                                                ---------
Balance at June 30, 2003                                              541
                                                                ---------

Additional Paid-in Capital:
Balance at December 31, 2002                                      359,359
   Issuance of common shares, net of expenses                      67,114
  Exercise of common stock options                                    408
                                                                ---------
Balance at June 30, 2003                                          426,881
                                                                ---------

Accumulated Deficit:
Balance at December 31, 2002                                      (12,417)
  Net income                                                       30,751
  Cash dividends declared ($.56 per share year to date)           (28,384)
                                                                ---------
Balance at June 30, 2003                                          (10,050)
                                                                ---------

Accumulated Other Comprehensive Income:
Balance at December 31, 2002                                       23,795
  Unrealized loss on MBS during period, net                        (5,937)
  Unrealized loss on interest rate cap agreements                    (886)
                                                                ---------
Balance at June 30, 2003                                           16,972
                                                                ---------

Total Stockholders' Equity                                      $ 434,344
                                                                =========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended June 30,
(In Thousands)                                                                   2003            2002
                                                                             -----------     -----------
                                                                                     (Unaudited)
Cash Flows From Operating Activities:
Net income                                                                   $    30,751     $    23,714
Adjustments to reconcile net income to net cash
 provided by operating activities:
Net gain on sale of portfolio investments                                           (334)           (248)
Other than temporary impairment recognized on corporate debt securities               --           3,474
Amortization of purchase premiums on investments                                  20,172          11,582
Amortization of premium cost for interest rate cap agreements                         27              --
Increase in interest receivable                                                   (2,196)         (6,519)
Increase in prepaid and other assets and other                                      (624)           (762)
Decrease in accrued expenses and other liabilities                                 2,153           1,814
(Decrease) increase in accrued interest payable                                   (4,403)            310
                                                                             -----------     -----------
  Net cash provided by operating activities                                       45,546          33,365
                                                                             -----------     -----------

Cash Flows From Investing Activities:
Principal payments on MBS                                                        919,247         536,492
Proceeds from sale of MBS                                                         24,295           4,540
Proceeds from sale of corporate debt securities                                       --             908
Proceeds from sale of corporate equity securities                                     --           3,839
Net distributions received on real estate equity investments                          42             131
Principal amortization of mortgage principal of consolidated subsidiaries            (89)             --
Depreciation and amortization on real estate of consolidated subsidiaries            206              --
Purchases of MBS                                                              (1,671,277)     (1,994,987)
                                                                             -----------     -----------
  Net cash used by investing activities                                         (727,576)     (1,449,077)
                                                                             -----------     -----------

Cash Flows From Financing Activities:
Decrease in restricted cash                                                           39          38,500
Purchase of interest rate cap agreements                                              --          (2,872)
Net increase in borrowings under repurchase agreements                           635,709       1,263,288
Net proceeds from common stock offering                                           67,191         146,995
Dividends paid                                                                   (28,057)        (18,616)
Proceeds from exercise of stock options                                              409             329
                                                                             -----------     -----------
  Net cash provided by financing activities                                      675,291       1,427,624
                                                                             -----------     -----------

Net (decrease) increase in cash and cash equivalents                              (6,739)         11,912
Cash and cash equivalents at beginning of period                                  64,087          58,533
                                                                             -----------     -----------
Cash and cash equivalents at end of period                                   $    57,348     $    70,445
                                                                             ===========     ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                     $    34,070     $    28,420
                                                                             ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 Six Months Ended
                                                                     June 30,
(In Thousands)                                                  2003         2002
                                                              --------     --------
                                                                   (Unaudited)
Net income                                                    $ 30,751     $ 23,714
Other Comprehensive Income:
  Unrealized holding losses arising during the period, net      (5,937)      (2,443)
  Unrealized holding losses on interest rate cap
     agreements arising during the period, net                    (886)        (902)
                                                              --------     --------
 Comprehensive Income                                         $ 23,928     $ 20,369
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

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

      MFA Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

      On April 10, 1998, the Company and three partnerships, America First Participating/Preferred Equity Mortgage Fund Limited Partnership ("PREP Fund 1"), America First PREP Fund 2 Limited Partnership ("PREP Fund 2"), and America First PREP Fund 2 Pension Series Limited Partnership ("Pension Fund" and, together with PREP Fund 1 and PREP Fund 2, the "PREP Funds"), consummated a merger transaction whereby the pre-existing net assets and operations of PREP Fund 1 and PREP Fund 2 and a majority interest in the Pension Fund were contributed to the Company in exchange for 9,035,084 shares of the Company's common stock (the "1998 Merger"). The 1998 Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles ("GAAP"). PREP Fund 1 was deemed to be the acquirer of PREP Fund 2 and Pension Fund under the purchase method. Accordingly, the 1998 Merger resulted, for financial accounting purposes, in the effective purchase by PREP Fund 1 of all the Beneficial Unit Certificates ("BUCs") of PREP Fund 2 and 99% of the BUCs of Pension Fund. In December 1999, Pension Fund was liquidated and dissolved and, as a result, the Company directly acquired 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund BUCs who elected to remain in place following the 1998 Merger. As the surviving entity for financial accounting purposes, the assets and liabilities of PREP Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of PREP Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of the Company's common stock issued over the fair value of net assets acquired was recorded as goodwill.

      From the time of its inception through January 1, 2002, the Company was externally managed by America First Mortgage Advisory Corporation (the "Advisor") pursuant to an advisory agreement between the parties. As an externally managed company, the Company had no employees of its own and relied on the Advisor to conduct its business and operations.

      On January 1, 2002 the Company acquired its external advisor through a merger (the "Advisor Merger") and as a result, became self-advised commencing January 1, 2002. For accounting purposes, the Advisor Merger was not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" as superceded by Financial Accounting Standards ("FAS") 141, "Business Combinations" and, therefore, the market value of the common stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

      On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2003 and results of operations for all periods presented have been made. The results of operations for the three and six month period ended June 30, 2003 should not be construed as indicative of the results to be expected for the full year.

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

      Although the Company generally intends to hold most of its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions to ensure future liquidity and to meet other general corporate purposes, as they arise. (See Note 2e.)

      Gains or losses on the sale of investment securities are based on the specific identification method.

      The Company's adjustable rate assets are comprised primarily of adjustable rate MBS ("ARM-MBS") issued or guaranteed as to principal or interest by an agency of the U.S. government or a federally chartered corporation, such as Government National Mortgage Association ("Ginnie Mae"), Fannie Mae or Federal Home Loan Mortgage Corporation ("Freddie Mac"). Included in the Company's ARM-MBS are hybrid MBS that have a fixed interest rate for an initial period, not to exceed five years at the time of purchase, converting to a one year adjustable rate for the remaining loan term to maturity. As of June 30, 2003, the Company's MBS portfolio had a weighted average term to prepayment or repricing of 17.6 months, assuming a 15% prepayment rate. The 15% CPR is applied in order to reflect, to some extent, the prepayment characteristics inherent in the Company's interest-earning assets and interest bearing liabilities.

      Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.

      During 2002, the Company liquidated its remaining portfolio of corporate debt and equity securities. The Company's corporate debt securities were comprised of non-investment grade, high yield bonds. The Company had taken an impairment charge of $3,474,000 on certain of its corporate debt securities during the first quarter of 2002. The Company had no investments in corporate debt securities at June 30, 2003 or December 31, 2002. (See Note 3d.)

      (c) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

      (d) Restricted Cash

      Restricted cash represents amounts of cash held with certain lending institutions with which the Company has repurchase agreements. Such amounts may be used to make principal and interest payments on the related repurchase agreements.

      (e) Credit Risk

      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are issued or guaranteed as to principal or interest by an agency of the U.S. Government or a federally chartered corporation, such as Ginnie Mae, Fannie Mae and Freddie Mac (collectively, "Agency MBS"). Pursuant to its operating policies, the remainder of the Company's assets may be investments in:
(i) multi-family apartment properties; (ii) investments in limited partnerships, real estate investment trusts or preferred stock of a real estate related corporations or; (iii) other fixed-income instruments. As of June 30, 2003, 94.2% of the Company's assets consisted of Agency MBS and receivables, 3.6% were MBS rated "AAA" by at least one nationally recognized rating agency ("Rating Agency" or "Rating Agencies") and 1.3% were cash and cash equivalents; combined these assets comprised 99.1% of the Company's total assets.

      Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investments; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management's internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to a significant change. As of June 30, 2003 and December 31, 2002, the Company had no assets on which an impairment charge had been made.

      (f) Equity Interests in Real Estate

      At June 30, 2003, the Company's equity interests in real estate consisted of certain non-consolidated investments accounted for under the equity method, which were comprised of investments in three limited partnerships owning real estate. The Company acquired certain of these investments as part of the 1998 Merger. One of the properties underlying the equity interests in the limited partnerships that the Company received in the 1998 Merger was subsequently exchanged for another property through a non-taxable exchange, known for tax purposes as a "Section 1031 Exchange", and is held as a long-term investment. As of June 30, 2003, the Company was in the process of negotiating the sale of its 50% limited partner interest in Gold Key Venture, the limited partnership which holds Laurel Park Apartments, and the general partner of the limited partnership holding the Harmony Bay Apartments property was in the process of negotiating a sales agreement related to such property.

      One of these investments has a zero carrying value and is generating operating losses after depreciation. On this investment, earnings are recorded only to the extent distributions are received. Such investment has not been reduced below zero through recognition of allocated investment losses since the Company has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. (See Note 6b.)

      (g) Real Estate

      Real estate is comprised of two multi-family real estate properties owned indirectly by the Company's wholly-owned subsidiary Retirement Centers Corporation ("RCC"). On October 1, 2002, the Company purchased 100% of the voting common stock of RCC. (See Note 3b.) Prior to the Company's October 1, 2002 purchase of RCC's voting common stock, the Company held only the preferred stock of RCC and accounted for its investment in RCC under the equity method of accounting. Subsequent to October 1, 2002, RCC became a wholly-owned subsidiary of the Company and, as such, was consolidated on a prospective basis. RCC is consolidated with its subsidiaries, which hold properties known as "The Greenhouse" and "Lealand Place", both of which were acquired through a Section 1031 Exchange. (See Note 6a.)

      The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization, not to exceed fair value. Depreciation and amortization are computed using the straight line method over the useful life of the related asset. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life. The Company intends to hold its investments in such properties as long-term investments.

      (h) Repurchase Agreements

      The Company finances the acquisition of its MBS at short-term borrowing rates through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sale price the Company receives and the repurchase price the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. Through June 30, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

      The Company's repurchase agreements generally range from one month to 36 months in duration; however, the Company is not precluded from entering into repurchase agreements with longer durations. Should a counterparty to a repurchase agreement decide not to renew the agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation(s). If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one nationally recognized Rating Agency, where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors, if the minimum criterion is not met. In the event an existing lender is downgraded below "A", the Company will seek board approval before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. As of June 30, 2003, the Company had repurchase agreements with 13 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $72.6 million. (See Note 7.)

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

     (j)  Comprehensive Income

      The Company's consolidated statements of comprehensive income include all changes in Stockholders' Equity with the exception of additional investments by or dividends to stockholders. Such comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (For accumulated comprehensive income, see Note 11.)

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

      (l) Derivative Financial Instruments - Interest Rate Cap Agreements

      In accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"), a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. In order for the Company's interest rate cap agreements ("Cap Agreements" or "Caps") to qualify for hedge accounting, upon entering into the Cap Agreement, the Company must anticipate that the hedge will be highly "effective", as defined by FAS 133, in limiting the Company's cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in fair value of the Cap Agreements are included in other comprehensive income. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on a fair value basis. Payments received in connection with the Cap Agreement will be reported as a reduction to interest expense. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company's Caps is limited to the original purchase price. In order to limit credit risk associated with purchased Caps, the Company only purchases Caps from financial institutions rated "A" or better by one of the Rating Agencies. Income generated by Caps, if any, would be presented as an off-set to interest expense on the hedged liabilities.

      In order to continue to qualify for and to apply hedge accounting, Caps are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether it is expected that the Cap will continue to be effective. If during the term of the Cap Agreement, the Company determines that a Cap is not effective or that a Cap is not expected to be effective, the ineffective portion of the Cap will no longer qualify for hedge accounting and, accordingly, subsequent changes in its fair value will be reflected in earnings.

      At June 30, 2003, the Company had 11 Cap Agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $310 million. The Company utilizes Caps for the purpose of managing interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. As of June 30, 2003, there were unrealized losses of $3.8 million on the Company's Caps. (See Note 5.)

      (m) Adoption of New Accounting Standards

      On January 1, 2003, the Company adopted FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148, amends FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will record option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148. The adoption of FAS 148 did not have an impact on the Company as all outstanding options were fully vested and no new options have been granted since the adoption of FAS 148. However, the future effect of FAS 148 will be based on, among other things, the underlying terms of any future grants of stock-based compensation.

      (n) New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation by the primary beneficiary of all variable interest entities. FIN 46 became effective immediately for investments in all variable interest entities acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after June 15, 2003. FIN 46 applies to certain of the Company's equity investments in real estate in which it has a majority interest as a limited partner but has not historically consolidated because it does not have effective control under the terms of the respective partnership agreements. (See Note 6.) Accordingly, the Company will consolidate such investments as required by FIN 46 beginning with the third quarter of calendar 2003. The application of FIN 46 will not have a material impact on the Company's consolidated financial statements.

      (o) Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

      (a) Property Management

      Until his retirement from the Company's Board of Directors on March 10, 2003, Michael B. Yanney was the Chairman of the Board of the Company as well as the Chairman of America First Companies LLC ("AFC"). America First Properties Management Company L.L.C. (the "Property Manager"), a wholly owned subsidiary of AFC, has and continues to provide property management services for the multi-family properties in which the Company holds an investment interest. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by these properties, ranging from 3.5% to 4% of gross revenues, which are considered market rates for such services. The Property Manager was paid fees of approximately $85,000 and $183,000 for the quarter and year to date period ended June 30, 2003, respectively, and $105,000 and $214,000 for the quarter and year to date period ended June 30, 2002, respectively, for managing these properties.

      (b) Investment in Retirement Centers Corporation

      From 1998 thorough September 30, 2002, the Company held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in Retirement Centers Corporation ("RCC"), an entity formed following the 1998 Merger, which indirectly holds two multi-family properties. Through September 30, 2002, Mr. Gorin, the Company's Executive Vice President, Chief Financial Officer and Treasurer, held all of the voting common stock of RCC, representing a 5% economic interest and 100% controlling interest in RCC.

      On October 1, 2002, the Company purchased 100% of the voting common stock held by Mr. Gorin for $260,000. The purchase price was based on the estimated value of the underlying properties, as determined by independent appraisers, net of the related mortgage indebtedness. As a result of the purchase of this voting common stock, RCC become a wholly-owned subsidiary of the Company. (See Note 6.)

      (c) Investments in Certain Corporate Debt Securities

      Prior to the Company liquidating its corporate debt securities portfolio in 2002, the Company held the corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000, and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. Mr. Yanney, who retired as Chairman and as a member of the Company's Board of Directors on March 6, 2003, was on the board of directors of both RCN and Level 3 at the time the Company purchased and sold these securities. One of the Company's Directors, W. David Scott, is the son of the Chairman of both Level 3 and RCN.

4. Mortgage Backed Securities

      As of June 30, 2003 and December 31, 2002, all of the Company's MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, as determined by obtaining several market quotes from investment banks that trade such securities. The following table presents the carrying value of the Company's MBS as of June 30, 2003 and December 31, 2002.

                                                   June 30,         December 31,
                                                     2003              2002
                                                  ----------        -----------
(In Thousands)
Fannie Mae Certificates                           $2,263,569        $1,901,621
Ginnie Mae Certificates                                4,207             5,577
Freddie Mac Certificates                           1,763,536         1,450,675
Non-agency "AAA" rated                               155,631           127,446
                                                  ----------        ----------
                                                  $4,186,943        $3,485,319
                                                  ==========        ==========

      At June 30, 2003 and December 31, 2002, the Company's portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $4.18 billion and $3.47 billion, respectively, and fixed rate MBS with carrying values of approximately $6.6 million and $6.8 million, respectively.

      Agency MBS: Although not rated, Agency MBS carry an implied "AAA" rating. Agency MBS are issued or guaranteed as to principal or interest by an agency of the U.S. government or a federally chartered corporation, such as Fannie Mae, Ginnie Mae or Freddie Mac.

      Non-Agency "AAA": Non-Agency "AAA" MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency "AAA" MBS are rated as such by one of the Rating Agencies. "AAA" is the highest rating given by bond Rating Agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. Government or any of its agencies or any federally chartered corporation.

      The following table presents the components of the carrying value of the Company's MBS as of June 30, 2003 and December 31, 2002:

                                                    June 30,        December 31,
                                                      2003              2002
                                                  -----------       -----------
(In Thousands)
Principal balance                                 $ 4,066,098       $ 3,382,275
Unamortized premium                                   100,053            76,333
Unaccreted discount                                        (2)              (20)
Gross unrealized gains                                 24,143            27,154
Gross unrealized losses                                (3,349)             (423)
                                                  -----------       -----------
Carrying value/estimated fair value               $ 4,186,943       $ 3,485,319
                                                  ===========       ===========

5. Interest Rate Cap Agreements

      As of June 30, 2003, the Company had 11 Caps with an aggregate notional amount of $310.0 million purchased to hedge against increases in interest rates on $310.0 million of the Company's current and anticipated future 30-day term repurchase agreements. The Caps had an amortized cost of $4,017,000 and a fair value of $195,000 at June 30, 2003, resulting in an unrealized loss of $3,822,000, which is included as a component of accumulated other comprehensive income. Pursuant to the Cap terms, the Company will receive monthly payments from the Cap Agreement counterparty, if the 30-day London Interbank Offered Rate ("LIBOR") increases above the rate specified in the Cap Agreement during the effective term of the Cap.

      The Company's counterparties for the Cap Agreements are financial institutions whose holding or parent company's long-term debt rating is "A" or better, as determined by at least one of the Rating Agencies, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for up to the premium paid upon entering into the Cap Agreement.

                             Weighted                                                         Estimated
                              Average        Weighted                                           Fair
                              Active      Average LIBOR      Notional       Unamortized    Value/Carrying         Gross
                              Period      Strike Rate(1)      Amount          Premium          Value         Unrealized Loss
                             ---------    --------------     --------       -----------    --------------    ---------------
(Dollars in Thousands)
Months until active:
Currently active             19 Months         5.75%         $ 50,000         $    320         $     --         $   (320)
Within six months            18 Months         4.63           200,000            2,872               33           (2,839)
Six to nine months              N/A             N/A                --               --               --               --
Nine to 12 months            18 Months         3.25            60,000              825              162             (663)
12 to 24 months                 N/A             N/A                --               --               --               --
                             ---------         ----          --------         --------         --------         --------
Weighted
Average/Total                18 Months         4.54%         $310,000         $  4,017         $    195         $ (3,822)
                             =========         ====          ========         ========         ========         ========

(1) The rate at which payments would become due to the Company under the terms of the Cap Agreement. N/A - Not applicable


6. Equity Interests in Real Estate Investments and Real Estate

      Equity interests in real estate investments and real estate consisted of the following as of June 30, 2003 and December 31, 2002:

                                                        June 30,    December 31,
                                                         2003          2002
                                                        -------     -----------
(In Thousands)
Real estate                                             $21,720       $21,986
Equity interests in real estate                           4,160         3,806
                                                        -------       -------
                                                        $25,880       $25,792
                                                        =======       =======

      (a) Real Estate /Retirement Centers Corporation

      RCC was formed as a separate taxable corporation to hold certain properties acquired in the 1998 Merger, primarily retirement/assisted living properties, the operations of which, if held directly, would be incompatible with the Company's maintaining compliance with the REIT provisions of the Code. Such assets have since been sold and the proceeds reinvested in multi-family apartment properties currently held by RCC. On October 1, 2002, the Company purchased the voting common stock of RCC. Prior to this purchase, the Company held the non-voting preferred stock and accounted for its investment in RCC under the equity method. Upon acquiring the controlling interest in RCC, the Company changed from the equity method of accounting for this investment to consolidating RCC, reflecting the assets and liabilities and results of operations of RCC on a prospective basis.

      As of June 30, 2003 and December 31, 2002, RCC owned: (i) The Greenhouse, a 127 unit multi-family apartment property located in Omaha Nebraska, which was acquired on January 12, 2000, and (ii) an 88.3% undivided interest in Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. The Company also indirectly owned the remaining 11.7% undivided interest in Lealand Place. In December 2000, the Company loaned Greenhouse Holding LLC (which directly owns The Greenhouse) $437,000 to fund building renovations, which remained outstanding as of June 30, 2003.

      The summary results of real estate reflect the operations of RCC, as consolidated with its subsidiaries that own two multi-family properties, for the three- and six-month periods ended June 30, 2003, were as follows:

                                                       Three Months   Six Months
                                                       ------------   ----------
(Thousands)                                               Ended June 30, 2003

Revenue from operations of real estate                   $   794       $ 1,221
Interest expense for mortgages on real estate               (297)         (500)
Other real estate operations expense                        (485)         (832)
                                                         -------       -------
                                                         $    12       $  (111)
                                                         =======       =======

      (b) Equity Interests in Real Estate

      As of June 30, 2003, the Company held limited partner interests in three limited partnerships, which had an aggregate of $24.8 million of non-recourse mortgage loans secured by the underlying investment properties. These mortgages have non-recourse provisions, subject to customary non-recourse exceptions, such that they are generally secured to the extent of the collateral mortgaged property. Prior to October 1, 2002, the Company held 100% of the non-voting preferred stock of RCC which represented a 95% economic interest, as such, the net assets of RCC were included in equity interests in real estate and income recognized under the equity method.

      The Company holds a 99% limited partner interest in Morrowood Associates, Ltd., whose sole asset is a 264-unit property known as Morrowood Townhomes. On April 16, 2003, Morrowood Townhomes was sold. As a result of the sale of the property and subsequent distributions from the limited partnership, the Company realized a gain of $621,000 during the second quarter of 2003.

7. Repurchase Agreements

      As of June 30, 2003, the Company had outstanding balances of $3.82 billion repurchase agreements with a weighted average borrowing rate of 1.49% and a weighted average remaining maturity of 8.9 months. The following table presents the Company's repurchase agreements by contractual maturity.

                                                June 30,
                                                  2003
                                              -----------
         (In Thousands)
         Within 30 days                       $   537,418
         31 to 90 days                            539,795
         91 days 6 months                         608,655
         6 to 12 months                         1,396,820
         12 to 18 months                          486,931
         18 to 24 months                           18,000
         24 to 36 months                          234,000
                                              -----------
                                              $ 3,821,619
                                              ===========

      The repurchase agreements are collateralized by the Company's MBS which had a carrying value of approximately $4.19 billion. The Company's repurchase agreements generally bear interest at rates that are LIBOR-based.

8. Commitments and Contingencies

      At June 30, 2003, the Company had a commitment to purchase a $25.2 million Freddie Mac issued ARM-MBS at a price of 102.5% of par value. Such purchase settled on July 1, 2003.

9. Stockholders' Equity

      (a) Dividends/Distributions

      The following table presents dividends declared by the Company from January 1, 2002 through June 30, 2003:

                                                                      Dividend
Declaration Date           Record Date         Payment Date          per Share
----------------           -----------         ------------          ---------

2003
----
May 20, 2003            June 30, 2003         July 31, 2003         $  0.280
March 13, 2003          March 28, 2003        April 30, 2003           0.280

2002
----
December 19, 2002       December 30, 2002     January 24, 2003         0.320 (1)
September 12, 2002      September 30, 2002    October 30, 2002         0.320 (1)
June 12, 2002           June 28, 2002         July 30, 2002            0.300 (2)
March 12, 2002          March 28, 2002        April 30, 2002           0.300 (2)

(1)   Includes a special dividend of $0.04 per share.
(2)   Includes a special dividend of $0.02 per share.

      (b) Shelf Registration

      On September 25, 2001, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the "Act"), with respect to an aggregate of $300,000,000 of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 8, 2001, the SEC declared this registration statement effective. As of June 30, 2003, the Company had $8.7 million available under this shelf registration statement.

      On June 27, 2003, the Company filed a registration statement on Form S-3 with the SEC under the Act, with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this registration statement effective. As of June 30, 2003, the Company had the entire $500.0 million available under this shelf registration statement.

      (c) Stock Repurchase Plan

      Since implementing the stock repurchase program during the fourth quarter of 1999, through June 30, 2003, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1,924,000. The Company has not repurchased any of its Common Stock since December 2000.

10. EPS Calculation

      The following table presents the reconciliation between basic and diluted shares outstanding used in calculating basic and diluted EPS for the three and six months ended June 30, 2003 and 2002:

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    ------------------      ------------------
                                                     2003        2002        2003        2002
                                                    ------      ------      ------      ------
(In Thousands)
Weighted average shares outstanding - basic         51,217      38,294      48,780      36,520
Add effect of assumed shares issued under
  treasury stock method for stock options               66         121          56         123
                                                    ------      ------      ------      ------
Weighted average shares outstanding  - diluted      51,283      38,415      48,836      36,643
                                                    ======      ======      ======      ======

11. Accumulated Other Comprehensive Income

      Accumulated other comprehensive income at June 30, 2003 and December 31, 2002 was as follows:

                                                             June 30,      December 31,
                                                               2003           2002
                                                             --------       --------
(In Thousands)
Unrealized gains on available-for-sale:
MBS                                                          $ 24,143       $ 27,155
Unrealized losses on available for sale:
MBS                                                            (3,349)          (423)
                                                             --------       --------
                                                               20,794         26,732
                                                             --------       --------
Hedging Instruments:
Unrealized depreciation on interest rate cap agreements        (3,822)        (2,937)
                                                             --------       --------
Accumulated other comprehensive income                       $ 16,972       $ 23,795
                                                             ========       ========

12. 1997 Stock Option Plan and Employment Agreements

      (a) 1997 Stock Option Plan

      The Company's Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan") authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of the Company's common stock. The Plan authorizes the Compensation Committee of the Board of Directors, or the entire Board of Directors if no such committee exists, to grant incentive stock options ("ISOs"), as defined under section 422 of the Code, non-qualified stock options ("NQSOs") and dividend equivalent rights ("DERs") to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the common stock on the day of the grant. As of June 30, 2003, the Company had 560,000 options outstanding, all of which were fully vested with a weighted average strike price of $8.57. At June 30, 2003, there were 580,000 common stock options and 895,000 DERs available for grant under the 1997 Plan.

      Granted DERs on the ISOs have vested on the same basis as the options and granted DERs on NQSOs became fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on DERs on ISOs are charged to stockholders' equity when declared and dividends paid on DERs on NQSOs are charged to earnings when declared. For the six months ended June 30, 2003 and 2002, the Company recorded charges of $252,000 and $285,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and an expense of $1,400 and $1,875, respectively, associated with DERs on NQSOs. At June 30, 2003, the Company had 452,500 DERs outstanding, all of which were fully vested.

      The ISOs granted to the executive officers of the Company, who were also employees of the Advisor, were accounted for under the fair value method established under FAS 123, resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Since the Company commenced operations in 1998, the Company applied assumptions consistent with activity of a comparable peer group of companies including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for the 1998 and 1999 grants (or 0% if the related DERs are issued).

      Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company, resulting in a change in status of these individuals. Accordingly, the unvested options outstanding as of January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the fair market value of the Company's common stock and option price expensed over the remaining vesting period of approximately seven months. The Company did not incur any expense for stock options during the quarter or year-to-date periods ended June 30, 2003, as all options had vested during 2002 and no subsequent grants were made; for the six months ended June 30, 2002, the Company recognized $48,000 of employee related compensation expense for stock options.

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

      (b) Employment Agreements

      On March 12, 2002, the Board of Directors adopted new compensation plans for Messrs. Zimmerman, Gorin and Freydberg that took effect on August 1, 2002. Under their employment agreements, salaries to be paid to Messrs. Zimmerman, Gorin, and Freydberg will be equal to 0.25%, 0.20% and 0.20%, respectively, of the Company's tangible net worth, which will be calculated on a semi-annual basis on each June 30 and December 31. In the event that the Company's annualized return on equity for any given six-month period were to fall below 10%, the salaries to be paid to Messrs. Zimmerman, Gorin and Freydberg with respect to the following six-month period would be adjusted downward to equal
(i) 0.2375%, 0.19% and 0.19%, respectively, of the Company's tangible net worth if its annualized return on equity was between 10% and 5% and (ii) 0.225%, 0.18% and 0.18%, respectively, of the Company's tangible net worth if its annualized return on equity was less than 5%. Notwithstanding the foregoing, the annual base salaries payable to Messrs. Zimmerman, Gorin and Freydberg pursuant to the new compensation plan will in no event exceed $1,000,000, $750,000 and $750,000, respectively. For the six month period ended June 30, 2003, Messrs. Zimmerman, Gorin and Freydberg had base salaries of approximately $451,000, $361,000 and $361,000, respectively. On October 1, 2002, the Company entered into an employment agreement with Ms. Teresa Covello, the Company's Senior Vice President, Controller and Chief Accounting Officer, that provides for, among other things, a base salary of $140,000.

      (c) Deferred Compensation Plans

      On December 19, 2002, the Company's Board of Directors adopted the MFA Mortgage Investments, Inc. 2003 Nonemployee Directors' Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the "Deferred Plans"). Directors and senior officers of the Company may elect to defer a percentage of their compensation under the Deferred Plans for compensation earned subsequent to December 31, 2002. The Deferred Plans are intended to provide non-employee Directors and Senior Officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning such individual's interests with the interests of the stockholders. Amounts deferred are considered to be converted into "stock units" of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the common stock. Deferred accounts increase or decrease in value as would equivalent shares of the common stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

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

13. Subsequent Events

      On July 15, 2003, the Company filed a post-effective amendment to its registration statement relating to the MFA Mortgage Investment, Inc. Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (the "DRIP"), pursuant to which the Company may offer for sale up to 3.0 million authorized but unissued shares of its common stock to participants in the DRIP. On July 24, 2003, this registration statement was declared effective by the SEC.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                     General

      MFA Mortgage Investments, Inc., a self-advised mortgage REIT, is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS. Included in the Company's portfolio of ARM-MBS are hybrid MBS that have a fixed interest rate for five years or less at the time of purchase and then convert to a one-year adjustable-rate for the remaining loan term. The Company's MBS portfolio consists primarily of ARM-MBS issued or guaranteed as to principal or interest by an agency of the U.S. government or a federally chartered corporation, such as Ginnie Mae, Fannie Mae or Freddie Mac (collectively referred to as "Agency Securities"), and, to a lesser extent, high quality ARM-MBS, rated in one of the two highest rating categories by at least one nationally recognized Rating Agency. The Company's investment strategy also provides for the acquisition of multi-family housing properties, investments in REIT securities and other securities. The Company's principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

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

      Following the completion of the 1998 Merger through December 31, 2001, the Company was externally advised and managed REIT. As such, the Company had no employees and relied entirely on the Advisor to perform all of the duties that are generally performed by internal management. Pursuant an agreement with the Advisor, the Advisor provided the day-to-day management and administrative functions for the Company's operations for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of AFC.

      On January 1, 2002, as a result of the Advisor Merger, the Company became a self-advised REIT. In connection with the Advisor Merger, the employees of the Advisor became employees of the Company and the Company assumed the employment contracts of these individuals. The Company also acquired all of the tangible and intangible business assets of the Advisor.

      Since June 2001, the Company has significantly increased its asset base by investing, on a leveraged basis, additional equity capital raised through public offerings of the Company's common stock. As a result, the Company has experienced growth in interest income, interest expense and net interest income. The Company's total assets were $4.30 billion at June 30, 2003 and $3.60 billion at December 31, 2002. As of June 30, 2003, 99.2% of the Company's assets consisted of MBS and related receivables issued or guaranteed by an agency of the U.S. government or a federally chartered corporation, other MBS rated "AAA" by Standard & Poor's Corporation and cash. The Company has indirect interests in three multi-family properties and indirect controlling interests in two multi-family properties, these five properties contain a total of 1,209 rental units. Three of these apartment properties are located in Georgia, one is located in North Carolina and one is located in Nebraska. The Company is currently in the process of marketing certain of these property interests; however, there can be no assurance that the Company will be able to consummate a transaction involving such interests at any particular time or on any particular terms. During the quarter ended June 30, 2003, a 264 unit apartment complex known as Morrowood Townhouses, located in Morrow, Georgia, was sold for approximately $7.2 million, resulting in the Company realizing a gain of $621,000.

      The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the constant prepayment rate ("CPR"), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. The CPR on the Company's MBS portfolio averaged 37.08% for the quarter ended June 30, 2003. In addition to these factors, borrowing costs are further affected by the Company's creditworthiness. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other investments, comprised of interests in multi-family real estate properties and hedging instruments. Because these investments represented less than 1.0% of the Company's total assets at June 30, 2003, the risk related to these assets is limited; nonetheless, these investments have the potential of causing a material impact on the Company's operating performance in future periods.

      The Company continues to explore alternative business strategies, alternative investments and other strategic initiatives to compliment the Company's core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

                              Results Of Operations

Three Month Period Ended June 30, 2003 Compared to the Three Month Period Ended June 30, 2002

      Net income increased to $15.4 million for the three months ended June 30, 2003, reflecting basic and diluted earnings per share of $0.30, from $14.2 million, or basic and diluted earnings per share of $0.37, for the three months ended June 30, 2002. Comparing the second quarter of 2003 to the second quarter of 2002, the Company's core net revenue, comprised of net interest income, increased by $627,000, or 4.1%, to $16.1 million for the 2003 quarter from $15.5 million for the 2002 quarter.

      For the three months ended June 30, 2003, total interest and dividend income, net of amortization of purchase premiums and accretion of purchase discounts, increased minimally, by $80,000, or .3%, to $30.8 million from $30.7 million for the three months ended June 30, 2002. While the change in net interest income was minimal comparing the two quarters, changes in the Company's asset yield, investment volume and cost of borrowings changed significantly. The Company experienced significant growth in its interest-earning assets and interest-bearing liabilities as a result of investing and leveraging additional equity capital raised by the Company during the first quarter of 2003.

      The Company's average interest-earning assets for the three months ended June 30, 2003 were $3.89 billion, as compared to $2.79 billion for the three months ended June 30, 2002. However, during the second quarter of 2003, the Company experienced a reduction in the net yield on interest-earning assets, as faster prepayments resulted in accelerated amortization of purchase premiums. This is reflected in the decrease in the yield on such MBS to 3.17% for the second quarter of 2003 from 4.40% for the comparable 2002 quarter.

      The Company's interest expense on borrowings (i.e., repurchase agreements) decreased by $547,000, or 3.6%, to $14.7 million for the three months ended June 30, 2003, compared to $15.2 million for the second quarter of 2002, reflecting the net impact of the significant decrease in the Company's cost of borrowings, and an increase in borrowings. The average cost of borrowings decreased to 1.68% for the 2003 quarter as compared to 2.42% for the second quarter of 2002. The substantial increase in the Company's borrowings was the direct result of the Company's May 2003 issuance of approximately 7.76 million shares of its common stock in a public offering, which generated net proceeds of approximately $67.2 million; such proceeds were invested in additional ARM-MBS on a leveraged basis. (See "Liquidity and Capital Resources", below.)

      Since the Company's borrowings typically reprice faster than its interest-earning assets, a declining interest rate environment would generally be expected to benefit the Company. However, the acceleration of amortization of purchase premiums on the MBS portfolio has been significant, as borrowers have rapidly refinanced to historically low mortgage rates. During the second quarter of 2003, the Company experienced an annualized CPR on its MBS portfolio of 37.1%, reaching a quarterly and historical high for the Company of 39.7% in May, 2003, compared to a

CPR of 29.2% for the second quarter of 2002. The impact of the significant increase in prepayments and related premium amortization is reflected in the Company's interest rate margin, (i.e., annualized net interest and dividend income divided by average interest-earning assets) which was 1.65% for the 2003 quarter compared to 2.33% for the 2002 quarter and the net interest rate spread, which compressed to 1.49% for the 2003 quarter from 1.98% for the 2002 quarter.

      Total other income increased by $1.7 million for the three months ended June 30, 2003, as compared to the second quarter of 2002. During the second quarter of 2003, the Company realized income from equity interests in real estate of $579,000, which reflects a gain of $621,000 resulting from the sale of the underlying property held by a limited partnership in which the Company has an interest. (See Note 6b to the Consolidated Financial Statements.) Excluding the non-recurring gain, equity interests in real estate generated a net loss of $42,000. The Company's investment interests in multi-family apartment properties, which were acquired in the formation of the Company or through subsequent tax-free exchanges of such properties, have declined, both in absolute investment dollars and as a component of total assets. Given the significant growth of the Company's MBS portfolio during 2002 and 2003, these investments and their returns have generally become relatively insignificant to the Company, as such investments represented less than 1% of total assets as of June 30, 2003. However, gains and/or losses on the sale of these investments, if any, could significantly impact the results of operations for future periods. While the Company currently anticipates that it will continue to hold, for investment purposes, three of its remaining indirect interests in these properties, as such properties were obtained through tax-free transactions known as section 1031 exchange. However, the Company is currently in the process of marketing its limited partner interests in the remaining properties. The Company does not expect the sale of such limited partner interests or the underlying properties, if such sales occur, to have a material impact on future operations.

      As part of the strategy of managing its portfolio, during the second quarter of 2003, the Company sold $24.3 million of MBS all at a gain, resulting in gross gains of $334,000. During the second quarter of 2002, the Company realized a net loss of $166,000 comprised of gross gains and losses of $118,000 and $284,000, respectively. The Company does not maintain a trading portfolio, nor does it currently expect to engage in trading in the future. The timing and impact of future sales of MBS cannot be predicted.

      During the second quarter of 2003, the Company had operating and other expenses of $2.4 million, compared to $1.3 million for the second quarter of 2002. This $1.1 million period-over-period increase includes $782,000 of mortgage interest and other expenses related to the real estate properties held by RCC, which prior to October 1, 2002 were accounted for under the equity method and reported as a net component of income from equity interests in real estate. The remaining increase of $336,000 reflects a $395,000 increase in compensation and benefits, primarily resulting from the additional staff hired to meet the needs of the Company's growth as an internally managed Company. The Company expects to hire additional officers which includes an in-house general counsel during the second half of 2003, such hires are expected to increase the cost of compensation and benefits, however, the timing and amount of such costs are presently uncertain.

      Total operating and other expense increased from $1.3 million to $2.4 million, of which $782,000 reflects the RCC's operating expenses as consolidated with the Company. (For the 2002 period, RCC's expenses were included as a net component of income from equity interests in real estate.) On a comparative basis, excluding the consolidated expenses of RCC, total operating and other expenses increased by $336,000, primarily reflecting the increase in the cost of compensation and benefits related to additional hires as well as contractual increases in base salaries. Other general and administrative expenses remained fairly stable, declining $59,000, due to a reduction in professional fees. Operating expenses (excluding the non-comparative consolidated expenses of RCC) as a percentage of average total assets, on a annualized basis, improved to .16% for the 2003 quarter, compared to .18% for the second quarter of 2002.

Six Month Period Ended June 30, 2003 Compared to the Six Month Period Ended June 30, 2002

      Net income increased to $30.8 million for the six months ended June 30, 2003, reflecting basic and diluted earnings per share of $0.63, compared to net income of $23.7 million, or $.65 per basic and diluted share, for the six months ended June 30, 2002. During the first quarter of 2002, the Company recognized a non-recurring charge of $3.5 million against its debt securities portfolio due to an other-than-temporary decline in the market value of an issue of corporate debt securities. This charge decreased earnings per share for the 2002 period by $.09.

      Comparing the first six months of 2003 to the comparable period in 2002, the Company's core net revenue, comprised of net interest income, increased by $4.1 million, or 14.0%, to $33.3 million for the 2003 period from

$29.2 million for the 2002 period. This increase in net interest income reflects the net impact of significant growth in the Company's balance sheet and the decrease in the net interest margin and spread. The declining interest rate environment that has generally prevailed since 2001, while initially beneficial to the Company, has ultimately led to the compression in margins and spreads, as faster prepayments resulted in accelerating purchase premiums on the MBS portfolio.

      Interest and dividend income for the six-month period ended June 30, 2003 increased by $5.0 million, or 8.7%, from $58.0 million for the first half of 2002 to $63.0 million for the 2003 six month period. This change reflects the significant growth in interest-earning assets, which were significantly offset by the decrease in the net yield on such assets to 3.40% for the 2003 six month period from 4.52% for the comparative 2002 period. For the 2003 period, the Company experienced an annualized CPR of 35.0%, compared to a 28.4% CPR for the 2002 six month period. The increase in prepayments, as measured by the CPR, resulted in accelerating amortization of purchase premiums, a significant component in reducing in the net yield on the Company's MBS portfolio. Average interest-earning assets increased to $3.70 billion for the 2003 six month period from $2.62 billion for the six months ended June 30, 2002.

      Interest expense increased by $937,000, or 3.3%, to $29.7 million for the six months ended June 30, 2003, compared with $28.7 million for the first six months of 2002. This change reflects the significant increase in borrowings, which averaged $3.35 billion during the 2003 period, compared to $2.33 billion for the 2002 period, significantly offset by a reduction in the cost of borrowings to 1.78% for the first six months of 2003 from 2.48% for the first six months of 2002.

      The increase of $5.1 million in total other income/(loss) primarily reflects the non-recurrence of the first quarter 2002 impairment charge of $3.5 million for the six months ended June 30, 2002, an $86,000 increase in gains on sale of MBS and an increase in income from equity earnings in real estate of $288,000. Income from equity earnings from real estate includes a $621,000 realized from the sale of real estate. (See Note 6b to the consolidated financial statements included herein.) The consolidation of RCC on a prospective basis commencing October 1, 2002, resulted in reporting RCC's gross revenue in other income of $1.2 million; however, had the Company reported under the equity method as accounted for during the 2002 period, the net results of RCC's operations of ($111,000) would have been reported a as a component of income from equity interests in real estate.

      Total other general and administrative expense increased from $2.5 million to $4.6 million, of which $1.3 million reflects the consolidation of RCC's operating expenses. (For the 2002 period, RCC's expenses were included as a net component of income from equity interests in real estate.) On a comparative basis, excluding the consolidated expenses of RCC, total operating and other expenses increased by $778,000, primarily reflecting the increase in the cost of compensation and benefits related to additional hires as well as contractual increases in base salaries. Other general and administrative expenses increased by $251,000 reflecting the increase in operating overhead, related to the Company's new corporate headquarters, which were occupied in August of 2002 and the increased cost of corporate insurance, which the Company believes is in line with general market trends. These increases were partially off-set by cost savings experienced for professional fees. Operating expenses (excluding the non-comparative consolidated expenses of RCC) as a percentage of average total assets, on an annualized basis, improved to .17% for the 2003 six month period, compared to .19% for the 2002 period.

      Other operating expenses are expected to continue to increase over the remainder of 2003 and into 2004, as incremental costs will be incurred by the Company to comply with new rules promulgated by the SEC relating to the Sarbanes-Oxley Act of 2002 and rules issued by the New York Stock Exchange relating to corporate governance; such incremental costs are not, however, presently expected to be significant to the Company. The Company expects to hire additional officers which includes in-house general counsel during the second half of 2003, such hires are expected to increase the cost of compensation and benefits, however, the timing and amount of such costs are presently uncertain. (See Note 13 to the Consolidated Financial Statements, herein.) As part of monitoring the Company's profitability and effectiveness, management and the Board of Directors will continue to assess the Company's staffing needs.

                         Liquidity And Capital Resources

      The Company's principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company's most significant uses of cash include purchases of MBS and dividend payments on the Company's common stock. In addition, the Company also uses cash to fund operations, make purchases of hedging instruments and make such other investments that it considers appropriate.

      Borrowings under repurchase agreements were $3.82 billion as of June 30, 2003, and $3.19 billion as of December 31, 2002. At June 30, 2003, the Company's repurchase agreements had a weighted average borrowing rate of 1.49%, on loan balances of between $350,000 and $82.3 million. These agreements generally have original terms to maturity ranging from one month to 36 months and fixed interest rates that are typically based off of LIBOR. As previously disclosed, the Company has extended the maturities on its repurchase agreements up to 36 months. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

      During the second quarter of 2003, the Company issued 7.8 million shares of its common stock in a public offering, raising net proceeds of $67.2 million, which were invested, on a leveraged basis, in additional ARM-MBS. The Company has an aggregate of $508.7 million remaining under its two effective shelf registration statements. To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds primarily to acquire additional MBS on a leveraged basis. The Company may also consider acquiring additional interests in multi-family properties and/or other investments consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

      During the six months ended June 30, 2003, principal payments on MBS generated cash of $919.2 million and operations provided $45.5 million in cash. As part of its core investing activities, during the first six months of 2003, the Company acquired $1.67 billion of MBS, all of which were either Agency or "AAA" rated ARM-MBS. Other uses of funds during the six months ended June 30, 2003, included payments of $28.1 million for dividends on the Company's outstanding common stock and DERs.

      The Company's restricted cash balance represents cash held on deposit with certain counterparties (i.e., lenders) to satisfy margin calls on repurchase agreements. Margin calls result from the decline in the value of the MBS securing repurchase agreements, generally due to principal reduction in the MBS from scheduled amortization and prepayments on the underlying mortgages and changes in the market value associated with changes in market interest rates and other market factors. At the time a repurchase agreement rolls (i.e., matures), the Company will apply the restricted cash against the repurchase agreement, thereby reducing the borrowing. The Company believes it has adequate financial resources to meet its obligations as they come due and to fund dividends declared as well as to actively pursue its investment strategies. However, should market interest rates suddenly spike, margin calls due to a decline in the market value of the MBS collateralizing the Company's repurchase agreements could result, causing an adverse change in the Company's liquidity position.

                                  Other Matters

      The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" (i.e., "Qualifying Interest"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e., "whole pool" mortgage securities"), such mortgage securities may be treated as securities separate from the underlying mortgage loan and, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 2003, the Company determined that it is in, and has maintained, compliance with this requirement.

                                    Inflation

      Substantially all of the Company's assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with GAAP and our dividends are based upon net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

                           Forward Looking Statements

      When used in this Quarterly Report on Form 10-Q, in future filings with the SEC, or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify "forward-looking statements" for purposes of Section 27A of the Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act") and as such may involve known and unknown risks, uncertainties and assumptions.

      These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing the Company's MBS; changes in short-term interest rates and the market value of the Company's MBS; changes in government regulations affecting the Company's business; the Company's ability to maintain its qualification as a REIT for federal income tax purposes; the Company's ability to use borrowings to finance its assets; and risks associated with investing in real estate, including changes in business conditions and the general economy. These risks, uncertainties and factors could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes.

      All forward-looking statements speak only as the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total rates of return through stock ownership of the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient returns to justify the taking of such risks and to maintain capital levels consistent with the risks it does undertake.

                               Interest Rate Risk

      The Company primarily invests in ARM-MBS, which include the hybrid MBS that have fixed rate coupons for a specified period, not to exceed five years, and thereafter typically convert to a one-year adjustable interest rate coupon. As of June 30, 2003, applying a 15% CPR, the weighted average term to repricing or prepayment of the Company's ARM-MBS portfolio was 17.6 months and the weighted average term to repricing on repurchase agreements was 8.1 months, resulting in repricing gap of 9.5 months. The actual CPR experience of the Company's ARM-MBS portfolio will, of course vary over time depending on the interest rate environment, with its CPR expected to be higher during periods of declining interest rates and to be lower during periods of rising interest rates. As of June 30, 2003, based on contractual terms, (i.e. assuming no prepayments) the Company's ARM-MBS portfolio had a weighted average term to repricing of 21.4 months and repurchase agreements had a weighted average term to repricing of 8.9 months; resulting in a 12.5 month contractual repricing gap. The Company's debt obligations are generally repurchase agreements with terms of three years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

      The interest rates for most of the Company's adjustable rate assets are dependent on the one-year constant maturity treasury ("CMT") rate, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. These indexes generally move in parallel, but there can be no assurance that this will continue to occur.

      The Company's adjustable rate investment assets and borrowings (i.e. repurchase agreements) reset on various dates that differ for the specific asset or obligation. In general, the repricing of the Company's debt obligations occurs more quickly than the repricing of assets. Therefore, on average, the Company's cost of borrowings may rise or fall more quickly than does its earnings rate on the assets.

      To a limited extent, the Company uses Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Company's Caps, which are not reflected in the gap amounts presented above, are intended to serve as a hedge against future interest rate increases on the Company's repurchase agreements, which are typically priced off of LIBOR. As of June 30, 2003, the Company had $310.0 million of notional amount of Caps, with a weighted average strike rate for the one-month LIBOR of 4.54%. (See Note 5 to the accompanying Consolidated Financial Statements.)

                                Market Value Risk

      Substantially all of the Company's investment securities are designated as "available-for-sale" assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income, a component of stockholders' equity. (See the Consolidated Statements of Comprehensive Income and Note 11 to the accompanying Consolidated Financial Statements.) The market value of the Company's MBS assets fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are issued or guaranteed as to principal or interest by an agency of the U.S. government or a federally chartered corporation or "AAA" rated, such fluctuations are generally not based on the underlying credit worthiness.

                                 Liquidity Risk

      The primary liquidity risk of the Company arises from financing long-term assets with shorter-term debt in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the Company's operating policies, maturities are not required to be, nor are they matched.

      The Company's assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, the Company cannot give assurances that it will always be able to roll over its repurchase agreements. At June 30, 2003, the Company had cash and cash equivalents of $57.0 million available to meet margin calls on repurchase agreements and for other corporate purposes.

                        Prepayment and Reinvestment Risk

      As the Company receives repayments of principal on its MBS, premiums on the corresponding securities are amortized against interest income, discounts on MBS are accreted to income and increase interest income reported. Premiums arise when the Company acquires a MBS at a price in excess of the principal balance of the mortgages or par value if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal balance of the mortgages, or par, if purchased at original issue. For financial accounting purposes interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company's investment securities, currently comprised of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate, as measure by the CPR, will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

      For tax accounting purposes, the purchase premiums are amortized based on the asset yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At June 30, 2003, the gross unamortized premium for ARM-MBS for financial accounting purposes was $100.1 million (2.5% of the carrying value of MBS) while the amount for federal tax purposes was estimated at $95.4 million.

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

      Item 4. Submission of Matters to Vote of Securities Holders.

      The Company held its Annual Meeting of Stockholders on May 20, 2003 in New York, New York (the "Meeting") for the purpose of (i) electing two directors as the Class II Directors on its Board of Directors and (ii) ratifying the appointment of Ernst & Young LLP as its auditors for 2003. The total shares entitled to vote at the Meeting were 46,354,605, of which 43,249,382, or 93.3%, were present in person or by proxy. The following sets forth the results of the election of directors:

               Name of Nominee              For         Withheld
               ---------------              ---         --------

               Michael L. Dahir         43,086,025      161,714
               George H. Krauss         43,087,490      160,249

      There was no solicitation in opposition to the foregoing nominees by stockholders.

      The ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2003 was approved by the stockholders with 42,979,470 votes "For", 150,445 votes "Against" and 117,824 votes "Abstained or Broker Non-Votes".

      Further information regarding these matters is contained in the Company's Proxy Statement, dated April 9, 2003.

      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            2.1 Agreement and Plan of Merger by and among the Registrant, America First Participating/Preferred Equity Mortgage Fund Limited Partnership, America First PREP Fund 2 Limited Partnership, America First PREP Fund 2 Pension Series Limited Partnership and certain other parties, dated as of July 29, 1997 (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form S-4 dated February 12, 1998, filed by the Registrant pursuant to the Act (Commission File No. 333-46179)).

            2.2 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation ("AFMAC") and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the Preliminary Proxy Statement dated October 9, 2001, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Form 8-K dated April 10, 1998, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 6, 2002 (incorporated herein by reference to Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991))

            3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 16, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q, dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            3.4 Amended and Restated Bylaws of Registrant (incorporated herein by reference to Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            4.1 Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Act (Commission File No. 333-46179)).

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

            10.5 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed with the SEC pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.7 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.8 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

            31.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            1. On April 29, 2003, the Registrant filed a Current Report on Form 8-K under Item 9, "Regulation FD Disclosure", under which the Registrant's press release, dated April 23, 2003, announcing results for the first quarter ended March 31, 2003 were furnished.

            2. On May 1, 2003, the Registrant filed a Current Report on Form 8-K disclosing certain information under item 5 "Other Events" announcing the Company's public offering of common stock, which was completed on May 5, 2003.

                                   SIGNATURES

      Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 25, 2003            MFA MORTGAGE INVESTMENTS, INC.


                                By: /s/ Stewart Zimmerman
                                    --------------------------------------------
                                    Stewart Zimmerman
                                    Chief Executive Officer and President


                                By: /s/ William S. Gorin
                                    --------------------------------------------
                                    William S. Gorin
                                    Executive Vice President and Chief Financial
                                    Officer/Treasurer
                                    (Principal Accounting Officer)