Form 10-Q
period 2003-09-30
MFA MORTGAGE INVESTMENTS
filed 2003-10-29
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13991

MFA MORTGAGE INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-3974868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Park Avenue, 21st Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 207-6400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑      No ☐

     59,868,492 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 27, 2003.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003	December 31, 2002
(In Thousands, Except Share and Per Share Amounts)
	(Unaudited)
Assets:
Mortgage backed securities ("MBS") (Note 4)	$4,053,218	$3,485,319
Cash and cash equivalents	167,425	64,087
Restricted cash	–	39
Accrued interest and dividends receivable	18,598	19,472
Interest rate cap agreements (Note 5)	281	1,108
Real estate (Note 6)	21,614	21,986
Equity interest in real estate investments (Note 6)	2,853	3,806
Goodwill, net	7,189	7,189
Prepaid and other assets	1,292	853

	$4,272,470	$3,603,859

Liabilities:
Repurchase agreements (Note 7)	$3,764,118	$3,185,910
Accrued interest payable	11,233	14,299
Mortgages payable on real estate (Note 6)	16,205	16,337
Dividends payable	16,889	14,952
Accrued expenses and other liabilities	1,531	1,161

	3,809,976	3,232,659

Commitments and contingencies (Note 8)	–	–

Stockholders' Equity:
Common stock, $.01 par value; 375,000,000 shares authorized;
59,867,105 and 46,270,855 issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	599	463
Additional paid-in capital	480,458	359,359
Accumulated deficit	(15,175)	(12,417)
Accumulated other comprehensive income (Note 11)	(3,388)	23,795

	462,494	371,200

	$4,272,470	$3,603,859

The accompanying notes are an integral part of the financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(In Thousands, Except Per Share Amounts)
		(Unaudited)
Interest and Dividend Income:
MBS income	$26,290	$36,672	$88,997	$93,458
Corporate debt securities income	–	181	–	791
Dividend income	–	–	–	39
Interest income on temporary cash investments	192	178	463	706

Total Interest and Dividend Income	26,482	37,031	89,460	94,994

Interest Expense on Repurchase Agreements	13,386	17,830	43,053	46,560

Net Interest and Dividend Income	13,096	19,201	46,407	48,434

Other Income (Loss):
(Loss)/Income from equity interests in real estate	(227)	(52)	(369)	139
Revenue from operations of real estate	723	–	1,944	–
Net loss on sale securities	(599)	(363)	(265)	(115)
Gain on sale of real estate and equity investments in real
estate, net	1,080	–	1,701	–
Other-than-temporary impairment on investment
Securities	–	–	–	(3,474)

Total Other Income/(Loss)	977	(415)	3,011	(3,450)

Operating and Other Expense:
Compensation and benefits	1,002	773	2,882	2,126
Real estate operating expense	466	–	1,298	–
Mortgage interest on real estate	301	–	801	–
Other general and administrative	541	673	1,923	1,804

Total Operating and Other Expense	2,310	1,446	6,904	3,930

Net Income	$11,763	$17,340	$42,514	$41,054

Income Per Share:
Net income per share - basic	$0.21	$0.37	$0.82	$1.03
Weighted average shares outstanding - basic	57,248	46,257	51,634	39,801

Net income per share - diluted	$0.21	$0.37	$0.82	$1.03
Weighted average shares outstanding - diluted	57,337	46,346	51,696	39,913

The accompanying notes are an integral part of the financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2003

(Unaudited)
(In Thousands, Except Per Share Amounts)
Common Stock (Par Value $.01):
Balance at December 31, 2002	$463
Issuance of common stock in capital market transactions	135
Issuance of common stock for option exercises and
stock based compensation	1

Balance at September 30, 2003	599

Additional Paid-in Capital:
Balance at December 31, 2002	359,359
Issuance of common stock, net of expenses	120,691
Exercise of common stock options	408

Balance at September 30, 2003	480,458

Accumulated Deficit:
Balance at December 31, 2002	(12,417)
Net income	42,514
Cash dividends declared ($.84 per share year to date)	(45,272)

Balance at September 30, 2003	(15,175)

Accumulated Other Comprehensive Income:
Balance at December 31, 2002	23,795
Unrealized loss on MBS during period, net	(26,544)
Unrealized loss on interest rate cap agreements	(639)

Balance at September 30, 2003	(3,388)

Total Stockholders' Equity	$462,494

The accompanying notes are an integral part of the financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands)	2003	2002

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$42,514	$41,054
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of portfolio investments	265	115
Other-than-temporary impairment recognized on corporate debt securities	–	3,474
Amortization of purchase premiums on investments	34,601	18,833
Amortization of premium cost for interest rate cap agreements	188	–
Decrease (increase) in interest receivable	874	(7,473)
Increase in prepaid and other assets and other	(477)	(1,564)
Increase in accrued expenses and other liabilities	370	233
(Decrease) increase in accrued interest payable	(3,066)	4,727

Net cash provided by operating activities	75,269	59,399

Cash Flows From Investing Activities:
Principal payments on MBS	1,539,355	850,559
Proceeds from sale of MBS	389,009	4,540
Proceeds from sale of corporate debt securities	–	5,664
Proceeds from sale of corporate equity securities	–	3,947
Purchases of MBS	(2,557,673)	(2,372,925)
Cash received from real estate operations, sales of real estate and
equity interests in real estate	2,363	314
Principal amortization of mortgage principal of consolidated real estate investments	(132)	–
Depreciation and amortization on consolidated real estate investments	332	–
Non-cash equity losses (income) from operations of real estate investments	369	(139)
Gains on sales of equity interest in real estate	(1,701)	–

Net cash used by investing activities	(628,078)	(1,508,040)

Cash Flows From Financing Activities:
Decrease in restricted cash	39	39,499
Purchase of interest rate cap agreements	–	(2,872)
Net increase in borrowings under repurchase agreements	578,208	1,351,537
Net proceeds from common stock offering	120,826	146,968
Dividends paid	(43,335)	(32,623)
Proceeds from exercise of stock options	409	438

Net cash provided by financing activities	656,147	1,502,947

Net increase in cash and cash equivalents	103,338	54,306
Cash and cash equivalents at beginning of period	64,087	58,533

Cash and cash equivalents at end of period	$167,425	$112,839

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$46,119	$41,833

The accompanying notes are an integral part of the financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
(In Thousands)	2003	2002

	(Unaudited)

Net Income	$42,514	$41,054
Other Comprehensive Income:
Unrealized holding (losses)/gains on MBS
arising during the period, net	(26,544)	19,978
Unrealized holding losses on interest rate cap
agreements arising during the period, net	(639)	(2,450)

Comprehensive Income	$15,331	$58,582

The accompanying notes are an integral part of the financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     MFA Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

     On April 10, 1998, the Company and three partnerships, America First Participating/Preferred Equity Mortgage Fund Limited Partnership (“PREP Fund 1”), America First PREP Fund 2 Limited Partnership (“PREP Fund 2”), and America First PREP Fund 2 Pension Series Limited Partnership (“Pension Fund” and, together with PREP Fund 1 and PREP Fund 2, the “PREP Funds”), consummated a merger transaction (the “1998 Merger”) whereby the pre-existing net assets and operations of PREP Fund 1 and PREP Fund 2 and a majority interest in the Pension Fund were contributed to the Company in exchange for 9,035,084 shares of the Company’s common stock, $.01 par value per share (the “Common Stock”). The 1998 Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles (“GAAP”), whereby PREP Fund 1 was deemed to be the acquirer of PREP Fund 2 and Pension Fund. Accordingly, the 1998 Merger resulted, for financial accounting purposes, in the effective purchase by PREP Fund 1 of all the Beneficial Unit Certificates (“BUCs”) of PREP Fund 2 and 99% of the BUCs of Pension Fund. In December 1999, Pension Fund was liquidated and dissolved and, as a result, the Company directly acquired 99% of the assets of Pension Fund. The remaining assets, consisting solely of cash, were distributed to the holders of Pension Fund BUCs who elected to remain in place following the 1998 Merger. As the surviving entity for financial accounting purposes, the assets and liabilities of PREP Fund 1 were recorded by the Company at their historical cost and the assets and liabilities of PREP Fund 2 and Pension Fund were adjusted to fair value. The excess of the fair value of the Common Stock issued over the fair value of net assets acquired was recorded as goodwill.

     From the time of its inception through January 1, 2002, the Company was externally managed by America First Mortgage Advisory Corporation (the “Advisor”) pursuant to an advisory agreement between the parties. As an externally managed company, the Company had no employees of its own and relied on the Advisor to conduct its business and operations.

     On January 1, 2002, the Company acquired its external advisor through a merger (the “Advisor Merger”) and, as a result, became self-advised commencing January 1, 2002. For accounting purposes, the Advisor Merger was not considered the acquisition of a “business” for purposes of applying Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” as superceded by Financial Accounting Standards (“FAS”) 141, “Business Combinations” and, therefore, the market value of the Common Stock issued, valued as of the consummation of the Advisor Merger, in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

     On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation
     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2003 and results of operations for all periods presented have been made. The results of operations for the three and nine month period ended September 30, 2003 should not be construed as indicative of the results to be expected for the full year.

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

     (b) MBS, Corporate Debt Securities and Corporate Equity Securities
     Statement of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities that are designated as available-for-sale are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions to ensure future liquidity and to meet other general corporate purposes, as they arise. (See Note 2e.)

     Gains or losses on the sale of investment securities are based on the specific identification method.

     The Company’s adjustable-rate assets are comprised primarily of adjustable-rate MBS (“ARM-MBS”) issued or guaranteed as to principal or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”) or a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company’s portfolio of ARM-MBS includes hybrid MBS that have fixed-rate coupons for a specified period, not to exceed five years, and thereafter typically convert into a one-year adjustable interest rate coupon.

     Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

     During 2002, the Company liquidated the remainder of its portfolio of corporate debt and equity securities, with the final sale of such securities made during the quarter ended September 30, 2002. The Company’s corporate debt securities were comprised of non-investment grade, high yield bonds. The Company had taken an impairment charge of $3,474,000 on certain of its corporate debt securities during the first quarter of 2002. (See Note 3c.)

     (c) Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their estimated fair value.

     (d) Restricted Cash
     Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e., lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

     (e) Credit Risk
     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are issued or guaranteed as to principal or interest by an agency of the U.S. government such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively, “Agency MBS”). Pursuant to its operating policies, the remainder of the Company’s assets may be investments in: (i) multi-family apartment properties; (ii) investments in limited partnerships, real estate investment trusts or preferred stock of a real estate related corporations; or (iii) other fixed-income instruments. As of September 30, 2003, 91.5% of the Company’s assets consisted of Agency MBS and receivables, 3.7% were MBS rated “AAA” by Standard & Poor’s Corporation, a nationally recognized rating agency, and 3.9% were cash and cash equivalents; combined these assets comprised 99.2% of the Company’s total assets.

     Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. As of September 30, 2003 and December 31, 2002, the Company had no assets on which an impairment charge had been made.

     (f) Real Estate Investment
     At September 30, 2003, the Company indirectly held a 100% ownership interest in two multi-family apartment properties, The Greenhouse and Lealand Place. Prior to October 1, 2002, the Company held indirect interests in these two properties through its preferred stock investment in Retirement Centers Corporation, a Delaware corporation (“RCC”), and accounted for its investments in RCC and these two properties under the equity method of accounting. Subsequent to October 1, 2002, when the Company purchased all of the remaining outstanding securities of RCC, RCC became a wholly-owned subsidiary of the Company and, as such, was consolidated on a prospective basis. RCC is consolidated with its subsidiaries, which directly hold these two properties, both of which were acquired through tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6a.)

     In addition, the Company holds a 99% limited partner interest in a limited partnership, which owns a multi-family apartment property known as Cameron at Hickory Grove, which is accounted for under the equity method.

     The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization, not to exceed fair value. Depreciation and amortization are computed using the straight line method over the useful life of the related asset. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life. The Company intends to hold its remaining real estate investments as long-term investments.

     (g) Repurchase Agreement
     The Company finances the acquisition of its MBS at short-term borrowing rates through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to payments of principal and interest. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, upon mutual consent with the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. Through September 30, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     The Company’s repurchase agreements generally range from one month to 36 months in duration; however, the Company is not precluded from entering into repurchase agreements with longer durations. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation(s). If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with financially sound institutions whose holding or parent company’s long-term debt rating is “A” or better as determined by at least one nationally recognized rating agency (collectively, the “Rating Agencies”), where applicable. The Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”), if the minimum criterion is not met. In the event an existing lender is downgraded below “A,” the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. As of September 30, 2003, the Company had amounts outstanding under repurchase agreements with 11 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of $44.8 million. (See Note 7.)

     (h) Earnings Per Common Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding include the average number of shares of Common Stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive Common Stock equivalents are exercised and the proceeds are used to buy back shares of the Company’s outstanding Common Stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 10.)

     (i) Comprehensive Income
     The Company’s consolidated statements of comprehensive income include all changes in the Company’s stockholders’ equity with the exception of additional investments by or dividends to stockholders. Such comprehensive income for the Company includes net income and the change in net unrealized holding gains (losses) on investments and certain derivative instruments. (For accumulated comprehensive income, see Note 11.)

     (j) Federal Income Taxes
     The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

     (k) Derivative Financial Instruments – Interest Rate Cap Agreements
     In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”), a derivative which is designated as a hedge is recognized as an asset/liability and measured at fair value. In order for the Company’s interest rate cap agreements (“Cap Agreements” or “Caps”) to qualify for hedge accounting, upon entering into the Cap Agreement, the Company must anticipate that the hedge will be highly “effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in fair value of the Cap Agreements are included in other comprehensive income. Upon commencement of the Cap Agreement active period, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on a fair value basis. Payments received in connection with the Cap Agreement will be reported as a reduction to interest expense. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company’s Caps is limited to the original purchase price. In order to limit credit risk associated with purchased Caps, the Company only purchases Caps from financial institutions rated “A” or better by at least one of the Rating Agencies. Income generated by Caps, if any, would be presented as an off-set to interest expense on the hedged liabilities.

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

     At September 30, 2003, the Company had 11 Cap Agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $310.0 million. The Company utilizes Caps for the purpose of managing interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. As of September 30, 2003, there were unrealized losses of $3.6 million on the Company’s Caps. (See Note 5.)

     (l) Adoption of New Accounting Standards
     On January 1, 2003, the Company adopted FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148, amends FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will record option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148. The adoption of FAS 148 did not have an impact on the Company as all outstanding options were fully vested and no new options were granted since the adoption of FAS 148 through September 30, 2003. However, the future effect of FAS 148 will be based on, among other things, the underlying terms of any future grants of stock-based compensation. (See Note 14.)

     (m) New Accounting Pronouncements
     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which requires consolidation by the primary beneficiary of all variable interest entities. FIN 46 became effective immediately for investments in all variable interest entities acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after June 15, 2003. FIN 46 applies to certain of the Company’s equity investments in real estate in which it has a majority interest as a limited partner but has not historically consolidated because it does not have effective control under the terms of the respective partnership agreements. (See Note 6.) On October 8, 2003, the FASB deferred the effective date of FIN 46, such that the Company will be required to apply the provisions of FIN 46 beginning with the fourth quarter of 2003. Accordingly, the Company will consolidate such investments as required by FIN 46 effective beginning with the fourth calendar quarter of 2003. The application of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

     (n) Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

     (a) Property Management
     America First Properties Management Company L.L.C. (the “Property Manager”), a wholly-owned subsidiary of America First Companies LLC (“AFC”), provides property management services for the multi-family apartment properties in which the Company holds investment interests. The Property Manager also provided property management services to certain properties in which the Company previously held investment interests. Michael B. Yanney, the Company’s former Chairman of the Board, who retired on March 6, 2003, has been the Chairman of AFC since 1984 and Mr. Yanney and George H. Krauss, one of the Company’s directors, beneficially own equity interests in AFC. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by these properties, ranging from 3.5% to 4% of gross receipts, which are considered market rates for such services. The Property Manager was paid fees of approximately $39,000 and $119,000 for the three and nine month periods ended September 30, 2003, respectively, and $103,000 and $316,000 for the three and nine months period ended September 30, 2002, respectively, for managing the properties in which the Company indirectly holds investment interests.

     (b) Investment in RCC
     From 1998 through September 30, 2002, the Company held all of the non-voting preferred stock, representing 95% of the ownership and economic interest, in RCC, an entity formed following the 1998 Merger, which indirectly holds interest in two multi-family apartment properties. Through September 30, 2002, Mr. William S. Gorin, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, held all of the voting common stock of RCC, representing a 5% economic interest and 100% controlling interest in RCC.

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

     (c) Investments in Certain Corporate Debt Securities
     Prior to the Company liquidating its corporate debt securities portfolio in 2002, the Company held the corporate debt securities of RCN Corporation (“RCN”), which were purchased between February 1999 and August 2000, and Level 3 Corporation (“Level 3”), which were purchased between August 1998 and August 2000. Mr. Yanney, who retired as Chairman and as a member of the Board on March 6, 2003, was on the board of directors of both RCN and Level 3 at the time the Company purchased and sold these securities. One of the Company’s Directors, W. David Scott, is the son of the Chairman of both Level 3 and RCN.

4. Mortgage Backed Securities

     As of September 30, 2003 and December 31, 2002, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, as determined by obtaining several market quotes from investment banks that trade such securities. The following table presents the carrying value of the Company’s MBS as of September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002

(In Thousands)
Fannie Mae Certificates	$2,488,969	$1,901,621
Freddie Mac Certificates	1,309,000	1,450,675
Ginnie Mae Certificates	95,082	5,577
Non-agency "AAA" rated	160,167	127,446

	$4,053,218	$3,485,319

     At September 30, 2003 and December 31, 2002, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $4.04 billion and $3.47 billion, respectively, and fixed-rate MBS with carrying values of approximately $7.7 million and $6.8 million, respectively.

     Agency MBS: Although not rated, Agency MBS carry an implied “AAA” rating. Agency MBS are issued or guaranteed as to principal or interest by an agency of the U.S. government, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac. The payment of principal and interest on Fannie Mae and Freddie Mac MBS Securities is guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae MBS Securities is backed by the full faith and credit of the U.S. government.

     Non-Agency “AAA”: Non-Agency “AAA” MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency “AAA” MBS are rated as such by one of the Rating Agencies. “AAA” is the highest bond rating given by the Rating Agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. government, or any of its agencies or any federally chartered corporation.

     The following table presents the components of the carrying value of the Company’s MBS as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

(In Thousands)
Principal balance	$3,887,422	$3,338,937
Unamortized premium	94,131	76,333
Principal payment receivable	71,480	43,338
Unaccreted discount	(2)	(20)
Gross unrealized gains	13,199	27,154
Gross unrealized losses	(13,012)	(423)

Carrying value/estimated fair value	$4,053,218	$3,485,319

5. Interest Rate Cap Agreements

     As of September 30, 2003, the Company had 11 Caps with an aggregate notional amount of $310.0 million purchased to hedge against increases in interest rates on $310.0 million of the Company’s current and anticipated future 30-day term repurchase agreements. The Caps had an amortized cost of $3.9 million and a fair value of $281,000 at September 30, 2003, resulting in an unrealized loss of $3.6 million, which is included as a component of accumulated other comprehensive income. Pursuant to the Cap terms, the Company will receive monthly payments from the Cap Agreement counterparty, if the 30-day London Interbank Offered Rate (“LIBOR”) increases above the rate specified in the Cap Agreement during the effective term of the Cap.

     The Company’s counterparties for the Cap Agreements are financial institutions whose holding or parent company’s long-term debt rating is “A” or better, as determined by at least one of the Rating Agencies, where applicable. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for up to the premium paid upon entering into the Cap Agreement. The following table presents information about the Company’s Cap Agreements as of September 30, 2003:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate(1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized Loss

(Dollars in Thousands)
Months until active:
Currently active	19 months	5.08%	$150,000	$1,645	15	$(1,630)
Within six months	18 months	4.50	100,000	1,386	47	(1,339)
Six to nine months	18 months	3.25	60,000	825	219	(606)
Nine to 12 months	–	–	–	–	–	–
12 to 24 months	–	–	–	–	–	–

Weighted
Average/Total	18 months	4.54%	$310,000	$3,856	$281	$(3,575)

(1) The rate above which payments would become due to the Company under the terms of the Cap Agreements.

6. Real Estate and Equity Interests in Real Estate Investments

     Real estate held for investment which has been consolidated with the Company and equity interests in real estate was comprised of the following as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

Real Estate Held for Investment:
Land and buildings	$21,614	$21,986
Cash	322	419
Prepaid and other assets	298	287
Mortgages payable	(16,205)	(16,337)
Accrued interest payable	(58)	(60)
Other payables	(227)	(212)

Net real estate related assets	5,744	6,083

Equity Interest in Real Estate	$2,853 (1)	3,806 (2)

(1) At September 30, 2003, equity interests in real estate was comprised of the Company’s 99% limited partner interest in Owings Chase Limited Partnership, which owns a 202-unit multi-family apartment property, located in Charlotte, North Carolina, which had outstanding a $6.8 million non-recourse mortgage loan.

(2) At December 31, 2002, equity interest in real estate was comprised of the Company’s interest in four limited partnerships, which had outstanding an aggregate of $31.4 million of non-recourse mortgage loans secured by the underlying investment properties. During the first nine months of 2003, three of these investment interests and/or properties were sold.

     (a) Real Estate/RCC
     RCC was formed as a separate taxable corporation to hold certain properties acquired in the 1998 Merger, primarily retirement/assisted living properties, the operations of which, if held directly by the Company, would be incompatible with the Company’s maintaining compliance with the REIT provisions of the Code. Such assets have since been sold and the proceeds reinvested in multi-family apartment properties currently held by RCC. On October 1, 2002, the Company purchased the voting common stock of RCC, which represented the remaining outstanding securities of RCC that were not then owned by the Company. Prior to this acquisition, the Company held the non-voting preferred stock of RCC and accounted for such investment under the equity method. Upon acquiring the controlling interest in RCC, the Company changed from the equity method of accounting for this investment to consolidating RCC, reflecting the assets, liabilities and results of operations of RCC on a prospective basis.

     As of September 30, 2003 and December 31, 2002, RCC owned: (i) The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000, and (ii) an 88.3% undivided interest in Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. In addition to its holdings through RCC, as of September 30, 2003 and December 31, 2002, the Company also indirectly owned, through two other subsidiaries, an 11.6% aggregate interest in Lealand Place. In December 2000, the Company loaned Greenhouse Holding LLC (which directly owns The Greenhouse) $437,000 to fund building renovations, which remained outstanding as of September 30, 2003.

     The following presents the summary results of real estate operations of RCC, as consolidated with its subsidiaries, for the three and nine month periods ended September 30, 2003:

	Period Ended September 30, 2003
	Three Months	Nine Months

(In Thousands)
Revenue from operations of real estate	$723	$1,944
Interest expense for mortgages on real estate	(301)	(801)
Real estate operating expense	(466)	(1,298)

	$(44)	$(155)

     (b) Equity Interests in Real Estate
     During the nine months ended September 30, 2003, the following real estate related transactions occurred with respect to the Company: (i) Morrowood Associates, Ltd., a limited partnership in which the Company held a 99% limited partner interest, sold its sole investment, Morrowood Townhouses, a 264-unit multi-family apartment property located in Morrow, Georgia, during the second quarter of 2003; (ii) the Company sold its 50% limited partner interest in Gold Key Venture, a Georgia Limited Partnership (“Gold Key Venture,”) which held Laurel Park, a 387-unit multi-family apartment property located in Riverdale, Georgia, during the third quarter of 2003 and (iii) Harmony Bay Associates, Ltd, a limited partnership in which the Company held a 99% limited partner interest, sold its sole investment asset, Harmony Bay Apartments, a 300-unit multi-family apartment property located in Roswell, Georgia, during the third quarter of 2003. As a result of these transactions, the Company realized gains/(losses) of $621,000, $1,084,000 and ($4,000), respectively.

     Prior to October 1, 2002, the Company held 100% of the non-voting preferred stock of RCC which represented a 95% economic interest in RCC and, as such, the net assets of RCC were included in equity interests in real estate and income recognized under the equity method.

7. Repurchase Agreements

     As of September 30, 2003, the Company had outstanding balances of $3.76 billion of repurchase agreements with a weighted average borrowing rate of 1.35% and a weighted average remaining maturity of 8.6 months. The following table presents the Company’s repurchase agreements by contractual maturity.

September 30, 2003

(In Thousands)
Within 30 days	$597,798
>30 to 3 months	291,875
> 3 months to 6 months	593,817
> 6 to 12 months	1,677,013
> 12 to 24 months	369,615
> 24 to 36 months	234,000

$3,764,118

     These repurchase agreements are collateralized by the Company’s MBS which had a carrying amount equal to its estimated fair value of approximately $4.05 billion at September 30, 2003. The Company’s repurchase agreements generally bear interest at rates that are LIBOR-based.

8. Commitments and Contingencies

     At September 30, 2003, the Company had a commitment to purchase a $100.0 million of ARM-MBS having an initial fixed-rate period of three years at a price of 101.21% of par value. This purchase settled on October 23, 2003.

9. Stockholders’ Equity

   (a) Dividends/Distributions
     The following table presents dividends declared by the Company from January 1, 2002 through September 30, 2003:

Declaration Date	Record Date	Payment Date	Dividend Per Share

2003:
September 10, 2003	September 30, 2003	October 31, 2003	$0.280
May 20, 2003	June 30, 2003	July 31, 2003	0.280
March 13, 2003	March 28, 2003	April 30, 2003	0.280

2002:
December 19, 2002	December 30, 2002	January 24, 2003	0.320	(1)
September 12, 2002	September 30, 2002	October 30, 2002	0.320	(1)
June 12, 2002	June 28, 2002	July 30, 2002	0.300	(2)
March 12, 2002	March 28, 2002	April 30, 2002	0.300	(2)

(1) Includes a special dividend of $0.04 per share.
(2) Includes a special dividend of $0.02 per share.

     (b) Shelf Registration
     On September 25, 2001, the Company filed a registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Act”), with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 8, 2001, the SEC declared this registration statement effective. As of September 30, 2003, the Company had $8.7 million available under this shelf registration statement.

     On June 27, 2003, the Company filed a registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this registration statement effective. As of September 30, 2003, the Company had $443.7 million available under this shelf registration statement.

     (c) Stock Repurchase Plan
     The Company has not repurchased any of its Common Stock since December 2000. Since implementing the stock repurchase program during the fourth quarter of 1999, through September 30, 2003, the Company had repurchased and retired 378,221 shares at an aggregate cost of $1.9 million.

10. EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of Common Stock outstanding used in calculating basic and diluted EPS for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

(In Thousands)
Weighted average shares outstanding - basic	57,248	46,257	51,634	39,801
Add effect of assumed shares issued under
treasury stock method for stock options	89	89	62	112

Weighted average shares outstanding - diluted	57,337	46,346	51,696	39,913

11. Accumulated Other Comprehensive Income

     Accumulated other comprehensive income at September 30, 2003 and December 31, 2002 was as follows:

	September 30, 2003	December 31, 2002

(In Thousands)
Unrealized gains on available-for-sale MBS	$13,199	$27,155
Unrealized losses on available-for-sale MBS	(13,012)	(423)

	187	26,732

Hedging Instruments:
Unrealized depreciation on Cap Agreements	(3,575)	(2,937)

Accumulated other comprehensive income	$(3,388)	$23,795

12. Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

     On July 15, 2003, the Company filed a post-effective amendment to its registration statement on Form S-3, which was originally declared effective by the SEC on March 21, 2002, relating to the MFA Mortgage Investment, Inc. Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (the “DRSPP”), pursuant to which the Company may offer for sale up to 3.0 million authorized but unissued shares of its Common Stock to participants in the DRSPP. On July 24, 2003, the SEC declared this post-effective amendment effective and, on September 25, 2003, the DRSPP became operational. No shares were issued under the DRSPP through September 30, 2003.

13. 1997 Stock Option Plan and Employment Agreements

     (a) 1997 Stock Option Plan
     The Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of Common Stock. The Plan authorizes the Compensation Committee of the Board, or the entire Board if no such committee exists, to grant incentive stock options (“ISOs”), as defined under Section 422 of the Code, non-qualified stock options (“NQSOs”) and dividend equivalent rights (“DERs”) to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan is not to be less than the fair value of the Common Stock on the day of the grant. As of September 30, 2003, the Company had 560,000 options outstanding, all of which were fully vested with a weighted average strike price of $8.57.

     All previously granted DERs on the ISOs have vested on the same basis as the underlying options and granted DERs on NQSOs became fully vested one year following the date of grant. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on DERs granted with respect to ISOs are charged to stockholders’ equity when declared and dividends paid on DERs granted with respect to NQSOs are charged to earnings when declared. For the nine months ended September 30, 2003 and 2002, the Company recorded charges of $378,000 and $429,000, respectively, to stockholders’ equity (included in dividends paid or accrued) associated with the DERs granted with respect to ISOs and an expense of $2,100 and $2,700, respectively, associated with DERs granted with respect to NQSOs. At September 30, 2003, the Company had 452,500 DERs outstanding, all of which were fully vested. In addition, the Compensation Committee of the Board had approved an October 1, 2003 grant of 452,250 DERs and a February 2, 2004 grant of 50,000 DERs during the third quarter of 2003. (See Note 14.)

     Pursuant to the Code, for stock options granted under the 1997 Plan and vesting in any one calendar year to qualify as ISOs for tax purposes, the market value of the Common Stock, as determined on the applicable date of grant, for which such stock options are exercisable shall not, during such calendar year, exceed $100,000.

     The ISOs granted to the executive officers of the Company, who were also employees of the Advisor, were accounted for under the fair value method established under FAS 123, resulting in option related expenses recognized over the vesting period. Management used the Black-Scholes valuation model to determine the option expense. Since the Company commenced operations in 1998, the Company applied assumptions consistent with activity of a comparable peer group of companies, including an estimated option life, a volatility rate, a risk free rate and a current dividend yield for such grants that the fair value method was applied, or 0% if DERs were attached to such ISOs.

     Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company. Accordingly, the unvested options outstanding as of January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the market value of the Common Stock and option price expensed over the remaining vesting period of approximately seven months. The Company did not incur any expense for stock options during the quarter or year-to-date periods ended September 30, 2003, as all options had vested during 2002.

     NQSOs were granted to the Company’s directors as consideration for the performance of their duties as directors. The Company treated the directors as employees for purposes of applying FAS 123 and, in accordance with its policy, accounted for the NQSOs under APB 25, as described earlier, with no expense recognized for the NQSOs, as the exercise price at the time of grant was equal to the market value of the stock. At September 30, 2003, there were 580,000 exercisable Common Stock options available for grant under the 1997 Plan. (See Note 14.)

     (b) Employment Agreements
     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary and change-in-control provisions, subject to certain events.

     (c) Deferred Compensation Plans
     On December 19, 2002, the Company’s Board adopted the MFA Mortgage Investments, Inc. 2003 Nonemployee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Directors and senior officers of the Company may elect to defer a percentage of their compensation under the Deferred Plans for compensation earned subsequent to December 31, 2002. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning such individual’s interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act (i.e., ERISA) and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     The Deferred Plans are intended to be non-qualified deferred compensation plans under the provisions of the Code. At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant.

14. Subsequent Events

     Effective October 1, 2003, the Company granted, under the 1997 Plan, 452,250 Common Stock options with an exercise price of $10.25 per share, based on the closing market price on August 13, 2003, and an equivalent number of DERs; such grants were approved by the Compensation Committee of the Board on August 13, 2003 and ratified by the Board. These grants vested 25% on the date of grant with the remainder vesting 25% each twelve months thereafter. In accordance with the Company’s January 1, 2003 adoption of FAS 148, the Company will expense, based on the straight line method, the cost associated with these grants. The Company estimates that a related non-cash expense of approximately $1.7 million will be made through September 30, 2006, of which $530,000 is expected to be incurred during the fourth quarter of 2003. The expense for stock options made during the fourth quarter of 2003 will reflect the proportional amount of options that vest through December 31, 2003, including the 25% which vested upon grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

General

     MFA Mortgage Investments, Inc., a self-advised mortgage REIT, is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which include hybrid MBS that have a fixed-rate coupon for five years or less at the time of purchase, and, thereafter, typically convert to a one-year adjustable-rate coupon. The Company’s MBS portfolio consists primarily of ARM-MBS issued or guaranteed as to principal or interest by an agency of the U.S. government, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac, and, to a lesser extent, high quality ARM-MBS, rated in one of the two highest rating categories by at least one of the Rating Agencies. The Company’s investment strategy also provides for the acquisition of multi-family apartment properties, investments in REIT securities and other securities; however, such investments do not comprise a significant amount of the Company’s investments. The Company’s principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

     The Company has elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

     The Company was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998, when it merged with the PREP Funds. Since June 2001, the Company has significantly increased its asset base by investing, on a leveraged basis, additional equity capital raised through public offerings of Common Stock. The Company’s total assets were $4.27 billion at September 30, 2003 and $3.60 billion at December 31, 2002. As of September 30, 2003, 99.2% of the Company’s assets consisted of MBS and related receivables issued or guaranteed by an agency of the U.S. government or a federally chartered corporation, other MBS rated “AAA” by Standard & Poor’s Corporation and cash. Through the first nine months of 2003, the Company sold three of its real estate related investments, generating an aggregate net gain of $1.7 million. At September 30, 2003, the Company had indirect interests in three multi-family apartment properties, containing a total of 521 rental units, located in Georgia, North Carolina and Nebraska. The Company currently holds its investments in these remaining properties for investment purposes.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company’s operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company’s net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the constant prepayment rate (“CPR”), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, borrowing costs are further affected by the Company’s creditworthiness. The operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also faces risks inherent in its other assets, comprised of interests in multi-family apartment properties and hedging instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at September 30, 2003, these investments/instruments have the potential of causing a material impact on the Company’s operating performance in future periods.

     The Company continues to explore alternative business strategies, alternative investments and other strategic initiatives to compliment the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.

Results of Operations

Three Month Period Ended September 30, 2003, Compared to the Three Month Period Ended September 30, 2002

     Net income decreased to $11.8 million for the quarter ended September 30, 2003, reflecting basic and diluted earnings per share of $0.21, compared to net income of $17.3 million, or $.37 per basic and diluted share, for the quarter ended September 30, 2002.

     Comparing the third quarter of 2003 to the third quarter of 2002, the Company’s net interest income, decreased by $6.1 million, or 31.8%, to $13.1 million for the 2003 quarter from $19.2 million for the 2002 quarter. This decrease in net interest income reflects the net impact of the decrease in the net interest margin (i.e., net interest income divided by interest earning-assets) and spread (i.e., the net yield on interest-earning assets less the cost of borrowings) that was partially offset by the significant growth in the Company’s balance sheet. The declining interest rate environment that has generally prevailed since 2001, while initially beneficial to the Company, has over time caused a compression in the Company’s margins and spreads, as faster prepayments resulted in accelerated amortization of purchase premiums on the MBS portfolio and stated coupons on the Company’s MBS portfolio have continued to trend down. The Company’s interest rate margin (i.e., annualized net interest and dividend income divided by average interest-earning assets) was 1.30% for the third quarter of 2003, compared to 2.33% for the 2002 quarter and the interest rate spread, compressed to 1.15% for the 2003 quarter from 2.03% for the 2002 quarter.

     Interest and dividend income decreased by $10.5 million, or 28.5%, for the third quarter of 2003, to $26.5 million from $37.0 million for the third quarter of 2002. This decrease reflects the decrease in the net yield on the Company’s interest-earning assets to 2.61% for the third quarter of 2003 from 4.30% for the 2002 quarter. The impact of the decline in interest income due to the decline in asset yields was partially offset by the significant growth in interest-earning assets. Average interest-earning assets increased to $4.07 billion for the third quarter of 2003 from $3.45 billion for the third quarter of 2002, which reflects the investment of additional equity capital raised on a leveraged basis. The stated coupon rates on the Company’s MBS investments decreased to 4.45% for the third quarter of 2003 from to 5.46% for the third quarter of 2002. In addition, the increase in prepayments on the Company’s MBS, as measured by the CPR, resulted in accelerated amortization of purchase premiums, which significantly reduced the net yield on the Company’s MBS portfolio. For the third quarter of 2003, the Company experienced an annualized CPR of 41.2%, compared to 29.3% for the third quarter of 2002. For the third quarter of 2003, purchase premium amortization was $14.4 million, which reduced the yield on the MBS portfolio by 158 basis points; compared to $7.3 million of premium amortization recognized during the third quarter of 2002, which reduced the MBS portfolio yield by 90 basis points.

     In addition, the Company had greater cash balances during the third quarter of 2003, compared to the third quarter of 2002, as significantly more cash was received from prepayments on the MBS portfolio. The Company selectively reinvests its portfolio run-off (i.e., the monthly amount of repayment on MBS portfolio) and interest payments in MBS on a leveraged basis. Cash, which is invested in overnight money market accounts, yields significantly less than the Company’s MBS assets on a leveraged basis.

     Interest expense decreased by $4.4 million, or 24.9%, to $13.4 million for the third quarter of 2003, compared to $17.8 million for the third quarter of 2002. This change reflects the significant decrease in the cost of borrowings to 1.46% for the third quarter of 2003 from 2.27% for the third quarter of 2002, which was partially offset by the significant increase in borrowings, which averaged $3.64 billion for the third quarter of 2003, compared to $3.11 billion for the third quarter of 2002.

     The following table presents the components of the net yield on the Company’s MBS portfolio for the quarterly periods presented.

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

September 30, 2003	4.45%	(0.11)%	(1.58)%	(0.11)%	2.65%
June 30, 2003	4.72	(0.11)	(1.28)	(0.13)	3.20
March 31, 2003	5.03	(0.11)	(1.08)	(0.14)	3.70
December 31, 2002	5.26	(0.12)	(1.16)	(0.15)	3.83
September 30, 2002	5.46	(0.12)	(0.90)	(0.12)	4.32

     The following table presents the Company’s CPR experienced on its MBS portfolio, on an annualized basis, for the quarterly periods presented.

Quarter ended	CPR

September 30, 2003	41.2%
June 30, 2003	37.1
March 31, 2003	32.8
December 31, 2002	36.2
September 30, 2002	29.3

     The Company believes that the CPR in future periods will depend in part on the general direction of market interest rates, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates. The Company does not anticipate that interest rates will decline significantly in the next few quarters and, therefore, expects that prepayments on the Company’s MBS will slow, as mortgage rates no longer test historical lows. The Company expects that fourth quarter results will reflect, to a certain extent, this anticipated slowdown in prepayments.

     The Company has extended contractual maturities (i.e., assuming no prepayments) on borrowings, such that, the Company’s weighted average contractual maturity on its repurchase agreements was 8.6 months at September 30, 2003, compared to 6.0 months at September 30, 2002.

     The table below provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS(1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average cost of Funds	Net Interest Income

(Dollars in thousands)
September 30, 2003	$3,972,011	$26,290	$94,254	$26,482	2.61%	$3,637,258	$13,386	1.46%	$13,096
June 30, 2003	3,832,595	30,642	55,252	30,790	3.17	3,510,910	14,700	1.68	16,090
March 31, 2003	3,468,140	32,065	48,296	32,188	3.66	3,185,401	14,967	1.91	17,221
December 31, 2002	3,422,073	32,780	66,618	33,000	3.78	3,152,589	16,931	2.13	16,069
September 30, 2002	3,393,979	36,672	47,936	37,031	4.30	3,111,968	17,830	2.27	19,201

(1) Does not reflect unrealized gains/(losses).

     Total other income increased by $1.4 million to $977,000 for the three months ended September 30, 2003 from a loss of $415,000 for the third quarter of 2002. The Company realized a net gain of $1.1 million during the third quarter of 2003, reflecting a $1.1 million gain on the sale of the Company’s limited partner interest in Gold Key Venture and a net loss of $4,000 on the sale of Harmony Bay Apartments, a property in which the Company had an indirect equity interest. In addition, prior to October 1, 2002, the Company accounted for its non-controlling interest in the preferred stock of RCC under the equity method, whereby the Company’s share of RCC’s operating results were reported on a net basis. On October 1, 2002, the Company acquired 100% of the voting common stock, in RCC, representing all of the remaining outstanding securities of RCC, and commenced accounting for RCC on a consolidated basis, prospectively. (See Notes 3(b) and 6 to the accompanying consolidated financial statements.) Due to this change in accounting, certain of the Company’s income statement line items are not readily comparable. The following table is presented in order to facilitate a comparison of the results of real estate investments:

	For the three months ended September 30,

	2003	2002

	(In thousands)
Real estate related income included in other income:

Loss from equity interest in real estate	$(227)	$(52)
Revenue from operations of real estate	723	–

Real estate related expenses included in operating and other expense:
Real estate operating expense	(466)	–
Mortgage interest on real estate	(301)	–

Net loss from real estate related investments	$(271)	$(52)

Gain on sale of real estate and equity investments in real estate, net	$1,080	$–

     As presented in the above table, on a net basis, the Company’s real estate investments in the aggregate generated losses of $271,000 and $52,000 for the three month period ended September 30, 2003 and 2002, respectively. The Company’s remaining three indirect investments in real estate, which are currently held as long-term investments, are not expected to have a material impact on future operating results. Commencing with the fourth quarter of 2003, the Company will consolidate the results of its one remaining unconsolidated real estate investment, which is currently accounted for under the equity method. Such accounting change, which will be made on a prospective basis, is not expected to have a material impact on the Company’s results of operations or financial condition.

     In addition, other income/loss was impacted by the net loss of $599,000 on the sale of MBS realized during the third quarter of 2003, compared to a net loss of $363,000 realized on the sale of corporate debt securities during the third quarter of 2002. While the Company generally intends to hold its MBS as long-term investments, MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. During the third quarter of 2003, the Company sold certain MBS which were experiencing high prepayment rates and, therefore, generated significant non-earning principal receivables. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     During the third quarter of 2003, the Company had operating and other expenses of $2.3 million, compared to $1.4 million for the third quarter of 2002. This $864,000 increase includes an aggregate of $767,000 for mortgage interest and other expenses related to the real estate properties held by RCC. Prior to October 1, 2002, these expenses were accounted for under the equity method and reported as a net component of income from equity interests in real estate, which was reported as a component of total other income/(loss). On a comparative basis, excluding RCC’s expenses as discussed above, the Company experienced a net increase of $97,000 for operating expense, reflecting a $229,000 increase in compensation and benefits and a decrease of $132,000 for other general and administrative expense, primarily reflecting cost savings for professional fees. The increase in cost of compensation and benefits primarily reflects the additional hires made to meet the needs of the Company as it has experienced significant growth. While the increase in employees has and will continue to increase future compensation and benefit costs, these hires are expected, to a certain extent, to result in the Company experiencing a reduction in third-party fees. During the third quarter of 2003, the Compensation Committee of the Board approved the grant of 452,250 Common Stock options and related DERs effective on October 1, 2003 and an additional 50,000 of each on February 2, 2004. In accordance with the Company’s January 1, 2003 adoption of the fair value method of accounting for stock options, it is estimated that the October 1, 2003 grant (which vested 25% on the date of grant and 25% each 12 months thereafter) will result in a non-cash expense of approximately $530,000 for the fourth quarter of 2003. The cost of the grant approved for February 2, 2004 will be determined based on the information available on that date; however, the Company does not expect this grant to have a material impact on expenses.

     The following table presents the Company general and administrative expenses (“G&A”), which are comprised of Compensation and benefits and Other general and administrative expense from the Company’s consolidated statement of income, as a percentage of average assets and as a percentage of average equity for the quarterly periods presented.

G&A Expenses and Operating Expense Ratios (1)

For the Quarter Ended	G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity

(Dollars in thousands)
September 30, 2003	$1,543	0.15%	1.41%
June 30, 2003	1,608	0.16	1.55
March 31, 2003	1,654	0.18	1.77
December 31, 2002	1,486	0.17	1.59
September 30, 2002	1,446	0.17	1.58

(1) Quarterly percentages have been annualized and exclude real estate related expenses.

Nine Month Period Ended September 30, 2003, Compared to the Nine Month Period Ended September 30, 2002

     Net income was $42.5 million for the nine months ended September 30, 2003, reflecting basic and diluted earnings per share of $0.82, compared to net income of $41.1 million, or $1.03 per basic and diluted share, for the nine months ended September 30, 2002. During the first quarter of 2002, the Company recognized a non-recurring charge of $3.5 million against its debt securities portfolio due to an other-than-temporary decline in the market value of an issue of corporate debt securities. This charge decreased earnings per share for the first nine months of 2002 period by $.09 per share.

     Comparing the first nine months of 2003 to the comparable period in 2002, the Company’s net interest income, decreased by $2.0 million, or 4.2%, to $46.4 million for the 2003 period from $48.4 million for the 2002 period. This decrease in net interest income reflects the net impact of the decrease in the net interest margin and spread that was partially offset by the significant growth in the Company’s balance sheet. The declining interest rate environment that has generally prevailed since 2001, while initially beneficial to the Company, has over time caused a compression in the Company’s margins and spreads, as faster prepayments resulted in accelerated amortization of purchase premiums on the MBS portfolio and stated coupons on the Company’s MBS portfolio have continued to trend down.

     Interest and dividend income for the nine month period ended September 30, 2003 decreased by $5.5 million, or 5.8%, from $95.0 million for the first nine months of 2002 to $89.5 million for the first nine months of 2003. This decrease reflects the decrease in the net yield on the Company’s interest-earning assets to 3.12% for the 2003 nine month period, from 4.43% for the comparative 2002 period, that was partially offset by the significant growth in interest-earning assets. The increase in prepayments on the MBS portfolio, as measured by the CPR, resulted in accelerated amortization of purchase premiums, which had a significant effect on reducing the net yield on the Company’s MBS portfolio. For the first nine months of 2003, the Company experienced an annualized CPR of 37.2%, compared to a 32.8% CPR for the first nine months of 2002. Average interest-earning assets increased to $3.83 billion for the 2003 nine month period from $2.86 billion for the first nine months of 2002.

     Interest expense decreased by $3.5 million, or 7.5%, to $43.1 million for the nine months ended September 30, 2003, compared with $46.6 million for the first nine months of 2002. This change reflects the significant decrease in the cost of borrowings to 1.67% for the first nine months of 2003 from 2.40% for the first nine months of 2002, which was partially offset by the significant increase in borrowings, which averaged $3.45 billion during the 2003 period, compared to $2.60 billion for the 2002 period.

     Total other income/(loss) increased to income of $3.0 million for the 2003 period, compared to a loss of $3.5 million for the 2002 period. During the 2002 period, the Company recognized a non-recurring impairment charge of $3.5 on certain of its investments in corporate debt securities; the Company has not had any investments in corporate debt securities since the quarter ended September 30, 2002. In addition, during the current nine month period, the Company realized net gains of $1.7 million on the sale of real estate related investments. The 2003 net gain reflects: (i) the sale of the Company’s limited partner interest in Gold Key Venture, which resulted in a $1.1 million gain during the third quarter, (ii) the sale of Harmony Bay Apartments, a property in which the Company had an indirect equity interest, which resulted in a net loss of $4,000 during the third quarter, and (iii) the sale of Morrowood Townhouses, a property in which the Company had an indirect equity interest, which resulted in a gain of $621,000 during the second quarter. (See Note 6b to the accompanying consolidated financial statements.) The consolidation of RCC on a prospective basis commencing October 1, 2002, resulted in reporting RCC’s gross revenue of $1.9 million in other income for the 2003 nine month period; however, had the Company reported under the equity method, as accounted for during the 2002 period, RCC’s net operating losses of $44,000 would have been reported as a component of income from equity interests in real estate.

     Total other general and administrative expense increased by $3.0 million to $6.9 million for the first nine months of 2003, from $3.9 million for the first nine months of 2002, of which $2.1 million reflects the consolidation of RCC’s operating expenses for the nine months ended September 30 2003. For the 2002 period, RCC’s expenses were included as a net component of income from equity interests in real estate. Excluding the consolidated expenses of RCC, total operating and other expenses increased by $875,000, primarily reflecting the increase in the cost of compensation and benefits related to additional hires as well as increases in salaries. Other general and administrative expense increased by $119,000 reflecting the increase in operating overhead, related to the Company relocating to a larger office in August 2002 and the increased cost of corporate insurance, which the Company believes is in line with general market trends. These increases were partially off-set by cost savings experienced for third-party fees during the nine months ended September 30, 2003. (See Note 13 to the accompanying consolidated financial statements.) On a comparative basis, operating expenses, excluding real estate related expenses, as a percentage of average total assets, on an annualized basis, improved to 0.17% for the 2003 nine month period, compared to 0.18% for the 2002 nine month period.

     Other operating expenses in the aggregate are expected to continue to increase over the remainder of 2003 and into 2004, as incremental costs will be incurred by the Company to comply with new rules promulgated by the SEC relating to the Sarbanes-Oxley Act of 2002 and rules issued by the New York Stock Exchange relating to corporate governance; such incremental costs are not, however, presently expected to be significant to the Company. As part of monitoring the Company’s business, profitability and effectiveness, management and the Board continues to assess the Company’s needs.

Liquidity And Capital Resources

     The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company’s most significant uses of cash include purchases of MBS and dividend payments on its Common Stock. In addition, the Company also uses cash to fund operations, make purchases of hedging instruments and make such other investments that it considers appropriate.

     Borrowings under repurchase agreements were $3.76 billion as of September 30, 2003 and $3.19 billion as of December 31, 2002. At September 30, 2003, the Company’s repurchase agreements had a weighted average borrowing rate of 1.35%, on loan balances of between $300,000 and $88.8 million. These agreements generally have original terms to maturity ranging from one month to 36 months and fixed interest rates that are typically based off of LIBOR. As disclosed in prior reports, the Company has extended the maturities on its repurchase agreements for a period of up to 36 months.

     During the nine months ended September 30, 2003, principal payments on MBS generated cash of $1.54 billion and operations provided $75.3 million in cash. As part of its core investing activities, during the first nine months of 2003, the Company acquired $2.56 billion of MBS, all of which were either Agency or “AAA” rated ARM-MBS. Other uses of funds during the nine months ended September 30, 2003, included payments of $43.3 million for dividends on the Company’s outstanding Common Stock and DERs.

     During the nine months ended September 30, 2003, the Company sold MBS with a carrying value of $389.3 million, realizing net losses of $265,000, generating cash proceeds of $389.0 million. Although the Company typically intends to hold its investments in MBS for investment purposes, sales may occur as part of the Company’s overall asset/liability management in response to various market conditions and opportunities. As such, all of the Company’s MBS are designated as available-for-sale.

     On June 27, 2003, the Company filed a registration statement on Form S-3 with the SEC under the Act, with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this registration statement effective. As of September 30, 2003, the Company had $443.7 million available under this shelf registration statement.

     On September 25, 2001, the Company filed a registration statement on Form S-3 with the SEC under the Act, with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the SEC declared this registration statement effective. As of September 30, 2003, the Company had $8.7 million of available under this shelf registration statement.

     During the nine months ended September 30, 2003, the Company completed two public offerings of its Common Stock, as detailed below, in which it issued an aggregate of approximately 13.5 million shares and raised net proceeds of $120.8 million. The Company’s 2003 equity offerings were as follows:

Settlement Date	Number of Shares	Price Per Share	Gross Proceeds	Offering Expenses	Net Proceeds

(In thousands except share and per share amounts)
May 5, 2003 (1)	7,762,500	$9.20	$71,415	$4,224	$67,191
August 11, 2003	5,000,000	9.80	49,000	2,385	46,615
August 18, 2003 (2)	750,000	9.80	7,350	330	7,020

(1) Includes the exercise of the underwriters' over-allotment option in full.
(2) Represents the exercise of the underwriters’ over-allotment option in full on the August 11, 2003 transaction.

     The Company has an aggregate of $452.4 million remaining under its two effective shelf registration statements. To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds primarily to acquire additional MBS on a leveraged basis, and/or for general corporate purposes. The Company may also consider acquiring additional interests in multi-family apartment properties and/or other investments consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

     On July 15, 2003, the Company filed a post-effective amendment to its registration statement on Form S-3, which was originally declared effective by the SEC on March 21, 2002, relating to the DRSPP, pursuant to which the Company may offer for sale up to 3.0 million authorized but unissued shares of its Common Stock to participants in the DRSPP. On July 24, 2003, the SEC declared this post-effective amendment effective and, on September 25, 2003, the DRSPP became operational. No shares were issued under the DRSPP through September 30, 2003.

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or restricted cash. Specifically, margin calls result from a decline in the value of the Company’s MBS securing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors.  The Company’s restricted cash balance represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through September 30, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should prepayment rates on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

Other Matters

     The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent an undivided interest in the entire pool backing such mortgage securities (i.e., “whole pool” mortgage securities), such mortgage securities may be treated as securities separate from the underlying mortgage loan and, thus, may not be considered Qualifying Interests for purposes of the 55% exemption requirement. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 2003, the Company determined that it is in, and has maintained, compliance with this requirement.

Inflation

     Substantially all of the Company’s assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with GAAP and our dividends are based upon net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or estimated fair value without considering inflation.

Forward Looking Statements

     When used in this Quarterly Report on Form 10-Q, in future filings with the SEC, or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify “forward-looking statements” for purposes of Section 27A of the Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and as such may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing the Company’s MBS; changes in short-term interest rates and the estimated fair value of the Company’s MBS; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for federal income tax purposes; the Company’s ability to use borrowings to finance its assets; and risks associated with investing in real estate, including changes in business conditions and the general economy. These risks, uncertainties and factors could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Interest Rate Risk

     The Company primarily invests in ARM-MBS, which include hybrid MBS that have fixed-rate coupons for a specified period, not to exceed five years, and thereafter typically convert to a one-year adjustable interest rate coupon. As of September 30, 2003, applying a 15% CPR, the weighted average term to repricing or prepayment of the Company’s ARM-MBS portfolio was 17.6 months and the weighted average term to repricing on repurchase agreements was 8.0 months, resulting in repricing gap of 9.6 months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of September 30, 2003, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of 21.9 months and repurchase agreements had a weighted average term to repricing of 8.6 months, resulting in a 13.3 month contractual repricing gap. The Company’s debt obligations are generally repurchase agreements with terms of three years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the LIBOR and one-year constant maturity treasury (“CMT”) rate, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. While the LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.

     The Company’s adjustable-rate investment assets and borrowings (i.e., repurchase agreements) reset on various dates that differ for the specific asset or obligation. In general, the repricing of the Company’s debt obligations occurs more quickly than the repricing of assets. Therefore, on average, the Company’s cost of borrowings may rise or fall more quickly than does its earnings rate on the assets.

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming a 15% CPR; however, actual prepayment rates could vary significantly from the rate assumed in the table. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from periodic and life time cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities.

     The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive or the Company’s hedging instruments. The following table presents the Company’s interest rate risk using the gap methodology at September 30, 2003.

(In Thousands)	Less than Six Months	Six Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total

Interest-earning Assets:
ARM - MBS	$1,168,023	$526,199	$911,486	$1,118,189	$156,926	$3,880,823
Fixed-Rate - MBS	–	–	–	–	6,599	6,599

Total interest-earning assets	1,168,023	526,199	911,486	1,118,189	163,525	3,887,422

Interest-Bearing Liabilities:
Repurchase agreements	1,483,490	1,677,013	369,615	234,000	–	3,764,118

Total interest-bearing liabilities	1,483,490	1,677,013	369,615	234,000	–	3,764,118

Interest sensitivity gap	$(315,467)	$(1,150,814)	$541,871	$884,189	$163,525	$123,304
Cumulative interest sensitivity gap	$(315,467)	$(1,466,281)	$(924,410)	$(40,221)	$123,304	$–

     To a limited extent, the Company uses Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company’s balance sheet. The Cap Agreements that hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. The Company’s Caps are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR. As of September 30, 2003, the Company had $310.0 million of notional amount of Caps, with a weighted average strike rate for the one-month LIBOR of 4.54%. (See Note 5 to the accompanying Consolidated Financial Statements.)

Market Value Risk

     Substantially all of the Company’s investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of stockholders’ equity. (See the Consolidated Statements of Comprehensive Income and Note 11 to the accompanying Consolidated Financial Statements.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are issued or guaranteed as to principal or interest by an agency of the U.S. government or a federally chartered corporation or are “AAA” rated, such fluctuations are generally not based on the credit worthiness of the mortgages securing such MBS. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS decreases, the Company may receive margin calls from its repurchase agreement counterparties due to such a decline in the estimated fair value of the MBS collateralizing repurchase agreements.

Liquidity Risk

     The primary liquidity risk of the Company arises from financing long-term assets with shorter-term debt in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the guidelines established by the Company’s operating policies, maturities are not required to be, nor are they matched.

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At September 30, 2003, the Company had cash and cash equivalents of $167.4 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should prepayment rates on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

Prepayment and Reinvestment Risk

     As the Company receives repayments of principal on its MBS, premiums paid on such securities are amortized against interest income and discounts on MBS are accreted to interest income. Premiums arise when the Company acquires a MBS at a price in excess of the principal balance of the mortgages securing such MBS or the par value of such MBS if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal balance of the mortgages securing such MBS, or the par value of such MBS, if purchased at the original issue. For financial accounting purposes interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company’s investment securities, currently comprised of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate, as measure by the CPR, will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At September 30, 2003, the gross unamortized premium for ARM-MBS for financial accounting purposes was $94.1 million (2.3% of the carrying value of MBS) while the gross unamortized premium for federal tax purposes was estimated at $89.9 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

Item 4. Controls and Procedures

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

  2.2 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation (“AFMAC”) and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the Preliminary Proxy Statement dated October 9, 2001, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Form 8-K, dated April 10, 1998, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 6, 2002 (incorporated herein by reference to the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991))

  3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 16, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q, dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  3.4 Amended and Restated Bylaws of Registrant (incorporated herein by reference to the Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  4.1 Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Act (Commission File No. 333-46179)).

  10.1 Amended and Restated Employment Agreement of Stewart Zimmerman, dated September 25, 2003.

  10.2 Amended and Restated Employment Agreement of William S. Gorin, dated September 25, 2003.

  10.3 Employment Agreement of Ronald A. Freydberg, dated August 1, 2002 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q, dated September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  10.4 Employment Agreement of Teresa D. Covello, dated October 1, 2002 (incorporated herein by reference to Exhibit 10.4 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  10.5 Employment Agreement of Timothy W. Korth II, dated August 1, 2003 (incorporated herein by reference to the Form 8-K, dated August 7, 2003, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  10.6 Second Amended and Restated 1997 Stock Option Plan of the Company (incorporated herein by reference to the Form 10-Q, dated August 10, 2001, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

  10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 of the Form 10-K, dated December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

  (i) Current Report on Form 8-K, filed on July 29, 2003, reporting under Items 7 and 12, and attaching the Registrant’s press release, dated July 29, 2003, which announced the Registrant’s earnings for the ended June 30, 2003;

  (ii) Current Report on Form 8-K, filed on August 7, 2003, reporting under Item 5 and announcing: (a) that on August 1, 2003, the Registrant hired Timothy W. Korth II as General Counsel, Senior Vice President – Business Development and Secretary and (b) that on August 5, 2003 the Company entered into an underwriting agreement with certain underwriters relating to the sale of up to 5,750,000 shares of Common Stock (including over-allotments); and

  (iii) Current Report on Form 8-K, filed on September 10, 2003, reporting under Items 7, 9 and 12 and attaching the Registrant’s press release, dated September 10, 2003, which announced the declaration of the Registrant’s third quarter dividend and provided earnings guidance for the third quarter of 2003.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2003	MFA MORTGAGE INVESTMENTS, INC.

	By:	/s/	Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer and President

	By:	/s/	William S. Gorin
William S. Gorin
Executive Vice President and Chief Financial Officer

	By:	/s/	Teresa D. Covello
Teresa D. Covello
Senior Vice President and Chief Accounting Officer