Form 10-K
period 2003-12-13
MFA MORTGAGE INVESTMENTS
filed 2004-02-06
CIK 1055160

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

     The aggregate market value of the registrant's voting common stock, par value $.01 per share ("Common Stock"), held by non-affiliates based on the final closing price of the Common Stock on the New York Stock Exchange on June 30, 2003 was $538,252,703. The aggregate market value of the registrant's Common Stock held by non-affiliates based on the final closing price of the Common Stock on the New York Stock Exchange on February 3, 2004 was $660,102,522.

      The number of shares of the registrant's Common Stock outstanding on February 3, 2004, was 64,631,183.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's proxy statement for the 2004 annual meeting of stockholders scheduled to be held on May 27, 2004 are incorporated by reference into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS

                                                      PART I

Item 1.   Business.........................................................................................     1

Item 2.   Properties.......................................................................................    14

Item 3.   Legal Proceedings................................................................................    15

Item 4.   Submission of Matters to a Vote of Security Holders..............................................    15

Item 4A.  Executive Officers of the Company................................................................    15


                                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................    17

Item 6.   Selected Financial Data..........................................................................    19

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............    20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................    31

Item 8.   Financial Statements and Supplementary Data......................................................    35

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............    59

Item 9A.  Controls and Procedures..........................................................................    59


                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant...............................................    59

Item 11.  Executive Compensation...........................................................................    59

Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................    59

Item 13.  Certain Relationships and Related Transactions...................................................    59

Item 14.  Principal Accountant Fees and Services...........................................................    59


                                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    60

Signatures.................................................................................................    62

                                     PART I

Item 1. Business.

                                   THE COMPANY

     MFA Mortgage Investments, Inc. (the "Company") is primarily engaged in the business of investing, on a leveraged basis, in mortgage-backed securities ("MBS"), which include adjustable-rate MBS and hybrid MBS (collectively, "ARM-MBS"). The Company's ARM-MBS consist primarily of MBS issued or guaranteed by an agency of the U.S. government, such as the Government National Mortgage Association ("Ginnie Mae"), or a federally chartered corporation, such as Fannie Mae or Freddie Mac (collectively, "Agency MBS"), and, to a lesser extent, high quality ARM-MBS rated in one of the two highest rating categories by at least one nationally recognized rating agency, such as Moody's Investors Services, Inc., Standard & Poor's Corporation or Fitch, Inc. (collectively, the "Rating Agencies"). The Company's principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

     At December 31, 2003, the Company held total assets of $4.565 billion, of which 99.3% consisted of Agency MBS, other high quality MBS rated "AAA" by Standard & Poor's Corporation, MBS-related receivables and cash. The Company also held controlling and non-controlling interests in entities that either directly or indirectly own three multi-family apartment properties, containing a total of 521 rental units, located in Georgia, North Carolina and Nebraska.

     The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments. For additional information, see "Certain Federal Income Tax Considerations."

     The Company was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998. From the time of its formation through December 31, 2001, the Company was an externally advised and managed by America First Mortgage Advisory Corporation (the "Advisor"). Pursuant to an agreement between the Company and the Advisor (the "Advisory Agreement"), the Advisor provided the Company with day-to-day management of its operations and investment advisory services for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of America First Companies L.L.C. ("AFC").

     On December 12, 2001, the Company's stockholders approved the terms of an Agreement and Plan of Merger, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor (the "Advisor Merger Agreement"), which provided for the merger of the Advisor into the Company (the "Advisor Merger"). On January 1, 2002, the Advisor Merger was consummated and, as a result, the Company became a self-advised REIT, ceased paying fees to the Advisor, and directly incurred all of the costs of its day-to-day operations, the employees of the Advisor became employees of the Company, and the Company acquired all of the tangible and intangible business assets of the Advisor. (For additional information regarding the Advisor and the Advisor Merger, see Note 3a to the accompanying consolidated financial statements, included under Item 8.)

     On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.


                        BUSINESS AND INVESTMENT STRATEGY

     The Company is primarily engaged in the business of investing in Agency MBS and other high quality ARM-MBS, which are primarily secured by pools of adjustable rate and hybrid mortgage loans ("ARMs") on single family residences. The Company's investment strategy also provides for the acquisition and ownership of multi-family housing properties.

     The Company's investment policy requires that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. Under the Company's current policies, the remainder of the Company's assets may consist of investments in: (i) multi-family apartment properties; (ii) limited partnerships, real estate investment trusts or preferred stock of a real estate related corporations; or (iii) other fixed-income instruments. At December 31, 2003,

99.3% of the Company's assets consisted of Agency MBS (which comprised 92.8% of total assets), high quality "AAA" rated MBS, MBS-related receivables and cash. The Company's other investments, primarily consisting of direct and indirect investments in limited partnerships and/or limited liability companies owning real estate, comprised less than 1.0% of its remaining assets at December 31, 2003.

     Interest rates on the ARMs securing the Company's MBS are based on an index rate, such as the one-year constant maturity treasury ("CMT") rate, the London Interbank Offered Rate ("LIBOR") or the 11th District Cost of Funds Index ("COFI"), and are generally adjusted on an annual basis; however, some may be adjusted more frequently. The ARMs securing the Company's ARM-MBS are primarily comprised of hybrids, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually. The maximum adjustment, in any year, of the ARMs securing the Company's ARM-MBS is usually limited to 100 to 200 basis points (i.e., one basis point is equal to 1/100 of 1%) per annum. Generally, ARMs also have lifetime caps on interest rate changes from the initial interest rate, which typically do not exceed 500 to 600 basis points from the initial interest rate. At December 31, 2003, 91.7% of the Company's MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments.

     We may also invest in mortgage loans and MBS that are not guaranteed by a federal agency or corporation and/or that have fixed interest rates.

     During the fourth quarter of 2003, the Company, through subsidiaries, began providing external advisory services as a sub-advisor to America First Apartment Investors, Inc., a Maryland corporation ("AFAI"), with respect to AFAI's acquisition and disposition of MBS and the maintenance of AFAI's MBS portfolio. (See Note 3e to the accompanying consolidated financial statements, included under Item 8.)


                               FINANCING STRATEGY

     The Company utilizes repurchase agreements to finance the acquisition of its ARM-MBS and other assets. In addition, the Company may also finance the acquisition of additional assets with the proceeds from capital market transactions. When fully invested, the Company's policy is to generally maintain an assets-to-equity ratio of less than 11 to 1. At December 31, 2003, the Company's assets-to-equity ratio was 9.4 to 1 and its debt-to-equity ratio was
8.3 to 1.

     A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing (i.e., borrowing) under which the Company pledges its securities as collateral to secure a loan with the repurchase agreement counterparty. The amount borrowed under a repurchase agreement is limited to a specified percentage, generally not more than 97%, of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender's simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The Company retains beneficial ownership of the pledged collateral, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. At December 31, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     The Company's repurchase agreements generally have original maturities ranging from one to 36 months. Should the counterparty to a repurchase agreement decide not to renew such agreement at maturity, the Company would be required to either refinance elsewhere or be in a position to satisfy (i.e., payoff) this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender.

     To reduce its exposure, the Company's current policy is to enter into repurchase agreements only with financial institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one of the Rating Agencies, where applicable. If this minimum criterion is not met, the Company will not enter into repurchase agreements with that lender without the specific approval of its Board of Directors (the "Board"). In the event an existing lender is downgraded below "A," the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. At December 31, 2003, the Company had amounts outstanding under repurchase agreements with 11 separate lenders, all of which were rated "A" or better, with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of $37.6 million.

     The Company may use derivative transactions and other hedging strategies to help mitigate its prepayment and interest rate risks if it is determined that the cost of these transactions is justified by their potential benefit. Through December 31, 2003, the Company's use of hedging instruments has been limited to purchased interest rate caps ("Cap Agreements"). A Cap Agreement is a contract whereby the purchaser pays a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined "active" period of time. At December 31, 2003, the Company had 11 Cap Agreements, with a total notional amount of $310.0 million. The Cap Agreements, which had an amortized cost of $3.6 million, were carried at their estimated fair value of $276,000, with unrealized losses of $3.3 million reflected in accumulated other comprehensive income. The Company expects that it will enter into additional Cap Agreements in the future to hedge against increases in interest rates on its anticipated LIBOR-based repurchase agreements. However, the timing and amount of future hedging transactions, if any, will depend on market conditions, including, but not limited to, the interest rate environment, management's assessment of the future changes in interest rates and the market availability and cost of entering into such hedging transactions. On January 13, 2004, the Company purchased two additional Cap Agreements, with an aggregate notional amount of $100.0 million, at an aggregate cost of $961,000. These Cap Agreements will become active on July 15, 2005 and run through January 1, 2007, with strike rates of 3.75% and 4.00%, respectively, based on 30-day LIBOR.

     Each of the multi-family apartment properties in which the Company holds a direct or indirect ownership interest is financed with a long-term fixed-rate mortgage loan. The borrowers on these mortgage loans are separate corporations, limited partnerships or limited liability companies. Each of these mortgage loans is made to the applicable ownership entity on a nonrecourse basis (subject to customary non-recourse exceptions), which means generally that the lender's final source of repayment in the event of a default is the foreclosure of the underlying property securing the mortgage loan. At December 31, 2003, the aggregate mortgage indebtedness secured by the three multi-family apartment properties in which the Company owns an interest was $22.9 million.


                                  RISK FACTORS

     The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company, and primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the constant prepayment rate ("CPR"), are significantly affected by market interest rates, which vary according to the asset, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, borrowing costs are further affected by the overall creditworthiness of the Company. The operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while continuing to maintain its status as a REIT. The Company also faces risks inherent in its other assets, comprised of interests in multi-family apartment properties and hedging instruments. Although these assets represent a relatively small portion of the Company's total assets, less than 1.0% of the Company's total assets at December 31, 2003, these investments/instruments have the potential of causing a material impact on the Company's operating performance in future periods.

     The Company continues to explore new business strategies, including the expansion of the third-party sub-advisory services that it began to provide during the fourth quarter of 2003, alternative investments and other strategic initiatives to compliment the Company's primary business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance can be provided that any such strategic initiatives will or will not be implemented or expanded in the future and whether or not such strategies, if undertaken, will favorably impact the Company.

     Interest Rate Changes

     While the Company believes that no strategy would completely insulate the Company from the risk related to interest rate changes and related prepayments on investments, the Company undertakes certain strategies aimed at mitigating the potential negative effects of interest rate changes. In order to limit interest rate risk on its assets, the Company invests in ARM-MBS, which are primarily comprised of hybrid MBS that have fixed interest rates for a specified period and, thereafter, generally reset annually. At December 31, 2003, 91.7% of the Company's MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments.

     The Company finances the acquisition of MBS through borrowings under repurchase agreements, which subjects the Company to interest rate risk in relationship to the corresponding assets. The cost of the Company's borrowings under its repurchase agreements is based on prevailing market interest rates. The term of the Company's repurchase agreements typically range from one to 36 months at inception of the loan. The Company's policy is to maintain an asset/borrowings repricing gap (i.e., the weighted average time period for ARM-MBS to reprice less the weighted average time period for liabilities to reprice) of less than 18 months, assuming a 15% CPR. At December 31, 2003, assuming a 15% CPR, the Company's repricing gap was 11 months, reflecting a weighted average term to repricing for the ARM-MBS portfolio of 18 months and a weighted average term to repricing for the Company's repurchase agreements of 7 months. In order to mitigate interest rate risk resulting from the repricing gap, the Company hedges against increases in interest rates on its anticipated LIBOR-based repurchase agreements using Cap Agreements.

     The market determines the interest rates that the Company pays on its borrowings (i.e., its repurchase agreements) to finance its MBS assets. The Company has control over the cost of borrowings only to the extent of its credit standing and competitive bargaining ability. However, the level of increase in interest rates on the Company's interest-earning assets is limited. At December 31, 2003, ARM-MBS comprised 95.6% of the Company's total assets and 99.8% of total MBS. The amount by which the interest rates on ARM-MBS can adjust is limited by the interim and lifetime caps on the underlying ARMs. Generally, interest rates on ARMs can adjust by a maximum of 100 to 200 basis points per annum (i.e., an interim cap) and 500 to 600 basis points from the initial interest rate over the term of the ARMs (i.e., a lifetime cap). Lifetime and interim interest rate caps on the ARMs underlying the Company's ARM-MBS could limit the change in the coupon (i.e., the stated interest rated) on such ARM-MBS. Of the Company's $4.366 billion of ARM-MBS at December 31, 2003: 13.7% had a 1% interim cap; 74.2% had a 2% interim cap; and 12.1% had no interim cap restrictions.

     The cost of the Company's borrowings is generally LIBOR-based, while interest rates on ARM-MBS are based on an index rate, such as the one-year CMT rate, LIBOR or COFI. Therefore, any increase in LIBOR relative to the one-year CMT rates or COFI will generally result in an increase in the Company's borrowing cost that is not matched by a corresponding increase in the interest earnings on its ARM-MBS portfolio. At December 31, 2003, the one-year LIBOR was 1.46% and the one-year CMT was 1.26%. At December 31, 2003, the Company had 61.6% of its ARM-MBS portfolio repricing from the one-year CMT index, 34.2% repricing from the one-year LIBOR index, 3.3% repricing from COFI and 0.9% repricing from the 12 month CMT moving average.

     In order to mitigate its interest rate risks, the Company intends to continue to keep a substantial majority of its assets invested in ARM-MBS, rather than fixed-rate securities. These assets allow the Company's interest income to generally move, although at a lag, with changes in corresponding interest rates. However, given the lag in interest rate resets together with the interim and lifetime caps on interest rate adjustments on the Company's ARM-MBS portfolio, relative to changes in the interest rates it pays on its liabilities, the Company's net interest income could be negatively affected over the short term in a rising interest rate environment. The ability of ARM-MBS to reset based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not eliminated under either scenario. The general trend of declining interest rates experienced during 2003 significantly reduced the Company's average cost of borrowings, to 1.59% for 2003 as compared to 2.32% for 2002, which benefited the Company. However, as interest rates declined, the prepayment speeds on the Company's MBS portfolio increased, causing an increase in principal prepayments and corresponding acceleration of amortization of purchase premiums on the Company's ARM-MBS portfolio. Consequently, the increased amortization of purchase premiums decrease the yield on the portfolio. In addition, interest rates on ARM-MBS scheduled to reset declined and principal repayments were reinvested at the lower prevailing market rates. For 2003, the weighted average coupon (i.e., the weighted average stated rate) on the Company's MBS portfolio was 4.59%, while the net yield on the MBS portfolio was 3.10%. The differential between the coupon and net yield on the Company's MBS portfolio reflects the cost of premium amortization, the cost of delay and the difference between the coupon and gross yield. The Company's cost of delay reflects the cost associated with the delay in receiving the cash for principal repayments, during which time such receivable is non-interest bearing. The gross yield reflects the coupon interest income divided by the amortized cost, which includes purchase premiums, of the MBS, and thus is lower than the coupon.

     In accordance with its investment guidelines, the Company may enter into Cap Agreements to hedge against anticipated future increases in interest rates on its repurchase agreements. The Company's current policy is to enter into Cap Agreements only with financial institutions which have a long-term debt rating of "A" or better by one of the Rating Agencies, thereby securing, to the greatest extent possible, receipt of payments under the Cap Agreements. In the unlikely event that a counterparty is unable to make required payments pursuant to a Cap Agreement, the Company's loss would be limited to any remaining unamortized premium paid for the specific Cap Agreement. The Company monitors the ratings of all of its counterparties no less than quarterly; however, no assurance can be given that the Company can eliminate risks related to doing business with third-party entities. At December 31, 2003, of the Company's 11 Cap Agreements with an aggregate notional amount of $310.0 million, the Company had (i) nine Cap Agreements, with a total notional amount of $250.0 million, that were active with strike rates ranging from 4.25% to 5.75% and (ii) two Cap Agreements, with an aggregate notional amount of $60.0 million and strike rates of 3.0% and 3.5%, which will become active during the second quarter of 2004. The Company's active Cap Agreements did not result in the Company receiving any payments during 2003 or 2002. Cap Agreements are extremely sensitive to changes in interest rates as reflected in the volatility of their market values; however, the Company's maximum loss or cost exposure is limited to the premium paid to purchase the Cap Agreements. Because the Company utilizes Cap Agreements solely to mitigate interest rate risk, in the form of a liability hedge, changes in their market value is reflected in other comprehensive income and the premium paid to enter into the Cap Agreements is amortized over the active period of the instrument, provided that the hedge remains effective. At December 31, 2003, the Company had unrealized losses of $3.3 million on its Cap Agreements.

     As a part of its hedging strategy, the Company may engage in limited amounts of the buying and/or selling of mortgage derivative securities or other derivative products, including interest rate swap agreements, financial futures contracts and options. Although the Company has not historically used such instruments, it is not precluded by its operating policies from doing so. In the future, the Company may use such instruments as hedges against interest rate risk. The Company does not anticipate entering into derivatives for speculative or trading purposes. It should be noted that the Company has not identified any cost beneficial hedging strategy to completely insulate the Company against interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company's results of operations or financial condition. Hedging typically involves transaction costs, which increase dramatically as the length of period covered by the hedge is extended and during periods of volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not cost beneficial, thereby affecting the Company's ability to mitigate interest rate risk. At December 31, 2003, the Company's only hedge instruments were comprised of the Cap Agreements previously discussed.

     Increases in interest rates may cause the Company's financing costs to increase faster than interest rates increase on its ARM-MBS. As a result, the Company's net interest spread and net interest margin could decline during such periods, the severity of which would depend on the Company's asset/liability structure at the time as well as the magnitude and duration of the interest rate increase. In the event of a sudden and sustained increase in interest rates, the net interest income could become negative. Accordingly, in such a period, the Company could incur a net loss from operations. In addition, such an interest rate environment would likely result in a decrease in the market value of the Company's ARM-MBS, such that additional collateral could be required (i.e., margin calls) to secure the borrowings under the Company's repurchase agreements. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company's repurchase agreements with such lender, resulting in a loss to the Company. The Company could also react to such a scenario by reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby "shrinking the balance sheet." Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company's net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Common Stock.

     Prepayment of ARMs

     In general, the ARMs securing the MBS in the Company's portfolio may be prepaid at any time without penalty. Prepayments on the Company's MBS result when a homeowner/mortgagee sells the mortgaged property or decides to either satisfy (i.e., payoff the mortgage) or refinance their existing mortgage loan. In addition, because the Company's MBS are primarily Agency MBS, defaults and foreclosures on the Company's MBS typically have the same effect as prepayments. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly, as has generally been the case from 2001 through 2003, and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable rate mortgage loans. During 2003, prepayments increased, particularly during the third quarter. For 2003, the monthly CPR, which is a measure of prepayment speeds, ranged from a high of 45% in September and declined to a low of 27% in December; during 2002, the CPR ranged from a low of 23% to a high of 38%.

     Prepayments are the primary feature of MBS that distinguishes them from other types of bonds. While a certain percentage of the pool of mortgage loans underlying MBS are expected to prepay during a given period of time, the prepayment rate can, and often does, vary significantly from the anticipated rate of prepayment. Prepayments generally have a negative impact on the Company's financial results, the effects of which depends on, among other things, the amount of unamortized premium on the MBS, the reinvestment lag and the reinvestment opportunities.

     The Company limits its exposure to the impact of accelerated premium amortization caused by prepayments, by limiting the premium paid on its MBS portfolio. MBS can trade at significantly different prices depending on, among other things, seasoning (i.e., age of the security) and the interest rate. According to the Company's operating policy, the average purchase price of the MBS portfolio must be less than 103.5% of the MBS par value. The Company's net premium as a percentage of current par value of the total MBS portfolio was 2.24% and 2.26% at December 31, 2003 and 2002, respectively. In addition, the Company maintains a diversified MBS portfolio with a variety of prepayment characteristics and may reduce leverage in less advantageous market environments. While these strategies may not maximize earnings potential in the short term, the Company's objective is aimed at obtaining more predictable earnings over time, with less potential risk to capital.

     Use of Leverage

     The Company's financing strategy is designed to increase the size of its MBS portfolio by borrowing against a substantial portion of the market value of its MBS. If interest income on the MBS purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of the Company's leveraged structure.

     The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. Currently, the Company's direct borrowings are comprised of collateralized loans in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the MBS pledged to secure the specific borrowings, the availability of financing and other conditions existing in the lending market at that time. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. Future increases in haircuts (i.e., the amount by which the collateral value contractually exceeds the repurchase agreement loan amount), decreases in the market value of the Company's MBS, increases in interest rate volatility, and changes in the availability of financing in the market, could cause the Company to be unable to achieve the degree of leverage it believes to be optimal. As a result, the Company may be less profitable than it would be otherwise.

     In the future, the Company may also use other sources of funding, in addition to repurchase agreements to finance its MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

     Decline in Market Value of MBS

     The value of interest-bearing obligations, such as mortgages and MBS, typically move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments may decline. Because the interest earned on ARM-MBS may increase as interest rates increase subject to a delay until each such security's next reset date, the values of these assets are generally less sensitive to changes in interest rates than are fixed-rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its portfolio in ARM-MBS. At December 31, 2003, ARM-MBS constituted 95.6% of the Company's total assets and 99.8% of total MBS.

     A decline in the market value of the Company's MBS may limit the Company's ability to borrow or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value. The Company could be required to sell some of its MBS under adverse market conditions in order to maintain liquidity. If such sales were to be made at prices lower than the amortized cost (i.e., the carrying value) of the securities, the Company would incur losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral and a resulting loss of the difference between the value of the collateral and the amount borrowed.

     Credit Risks Associated with Investments

     The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The Company significantly mitigates this credit risk by requiring that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. Under the Company's current policies, the remainder of the Company's assets may consist of investments in: (i) multi-family apartment properties; (ii) limited partnerships, real estate investment trusts or preferred stock of a real estate related corporations; or (iii) other fixed-income instruments. At December 31, 2003, 96.2% of the Company's assets consisted of Agency MBS and "AAA" rated MBS and MBS-related receivables, and 3.1% was cash and cash equivalents; combined, these assets comprised 99.3% of the Company's total assets.


                    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

     The following is a description of certain U.S. federal income tax consequences relating to the Company's taxation as a REIT.

     The information in this section is based on the Internal Revenue Code of 1986, as amended (the "Code"), current, temporary and proposed regulations promulgated under the Code, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the "IRS") and court decisions, all as of the date hereof. The administrative interpretations and practices of the IRS upon which this summary is based include its practices and policies as expressed in private letter rulings which are not binding on the IRS, except with respect to the taxpayers who requested and received such rulings. In each case, these sources are relied upon as of the date hereof. No assurance can be given that future legislation, regulations, administrative interpretations and practices and court decisions will not significantly change current law, or adversely affect certain existing interpretations of existing law, on which the information in this section is based. Even if there is no change in applicable law, no assurance can be provided that the statements made in the following discussion will not be challenged by the IRS or will be sustained by a court if so challenged.

     General

     The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1998. The Company believes that it was organized and has operated in a manner so as to qualify as a REIT under the Code and intends to continue to be organized and operate in such a manner. No assurance, however, can be given that the Company in fact has qualified or will remain qualified as a REIT.

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

     Qualification and taxation as a REIT depend upon the Company's ability to meet on a continuing basis, through actual annual operating results, the various requirements under the Code and, as described in this Form 10-K, with regard to, among other things, the Company's (i) source of gross income, (ii) composition of assets, (iii) distribution levels and (iv) diversity of stock ownership. While the Company intends to operate so that it qualifies as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company's circumstances or in the law, no assurance can be given that the Company so qualifies or will continue to so qualify.

     Provided it qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" that generally results from an investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when such income is distributed. The Jobs and Growth Tax Reconciliation Act of 2003 (the "2003 Act") was recently enacted by Congress and signed by President Bush. Among other provisions, the 2003 Act generally lowers the rate at which stockholders who are individual U.S. stockholders are taxed on corporate dividends to a maximum of 15% (the same as long-term capital gains) for the 2003 through 2008 tax years, thereby substantially reducing, though not completely eliminating, the double taxation that has historically applied to corporate dividends. With limited exceptions, however, dividends received from the Company or other entities that are taxed as REITs will continue to be taxed at rates applicable to ordinary income, which pursuant to the 2003 Act, will be as high as 35% through 2010.

     Even if it qualifies as a REIT, the Company will nonetheless be subject to federal taxation in the following circumstances:

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

          o If the Company fails to satisfy the 75% or 95% gross income tests, as described below, but has, nevertheless, maintained its qualification as a REIT, the Company will be subject to a tax equal to the gross income attributable to the greater of either
               (i) the amount by which 75% of the Company's gross income exceeds the amount qualifying under the 75% test for the taxable year or
               (ii) the amount by which 90% of the Company's gross income exceeds the amount of its income qualifying under the 95% test for the taxable year multiplied, in either case, by a fraction intended to reflect the Company's profitability;

          o The Company will be required to pay a 4% excise tax on the amount by which its annual distributions to stockholders is less than the sum of (i) 85% of the Company's ordinary income for the year,
               (ii) 95% of the Company's REIT capital gain net income for the year and (iii) any undistributed taxable income from prior periods;

          o If the Company acquires an asset from a C corporation (i.e., generally a corporation subject to full corporate level tax) in a transaction in which the basis of the asset in its hands is determined by reference to the basis of the asset in the hands of the C corporation, and the Company subsequently sells or otherwise disposes of the asset within the ten-year period beginning on the date on which the Company acquired the asset, then the Company would be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) the Company's adjusted tax basis in the asset, in each case, determined as of the date on which the Company acquired the asset. The results described in this paragraph assume that the C corporation will not elect in lieu of this treatment to be subject to an immediate tax when the asset is acquired;

          o The Company will generally be subject to tax on the portion of any "excess inclusion income" derived from an investment in residual interests in real estate mortgage investment conduits (or "REMICs") to the extent the Company's stock is held by specified tax exempt organizations not subject to tax on unrelated business taxable income; and

          o The Company will be subject to a 100% tax on any "redetermined rents," "redetermined deductions" or "excess interest." In general, redetermined rents are rents from real property that are overstated as a result of services furnished by a "taxable REIT subsidiary" of the Company to any of its tenants. See "Taxable REIT Subsidiaries" below. Redetermined deductions and excess interest represent amounts that are deducted by a taxable REIT subsidiary of the Company for amounts paid to the Company that are in excess of the amounts that would have been deducted based on arm's length negotiations.

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

          (6) that has not more than 50% in value of its outstanding stock owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each year (the "5/50 Rule"); and

          (7) that meets other tests, described below, regarding the nature of its income and assets, and the amount of its distributions.

     The Code provides that conditions (1) through (4), inclusive, must be met during the entire year and that condition (5) must be met during at least 335 days of a taxable year of twelve months or during a proportionate part of a shorter taxable year. Conditions (5) and (6) do not apply to the first taxable year for which an election is made to be taxed as a REIT.

     The Company's amended and restated articles of incorporation provide for restrictions regarding ownership and transfer of the Company's stock. These restrictions are intended to assist the Company in satisfying the share ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that the Company will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and
(6) above. If the Company fails to satisfy these share ownership requirements, the Company's status as a REIT may terminate. If, however, the Company complied with the rules contained in applicable regulations that require a REIT to determine the actual ownership of its shares and the Company does not know, or would not have known through the exercise of reasonable diligence, that it failed to meet the requirement described in condition (6) above, the Company would not be disqualified as a REIT.

     In addition, a corporation may not qualify as a REIT unless its taxable year is the calendar year. The Company has a calendar taxable year.

     Ownership of a Partnership Interest. The Treasury regulations provide that if the Company is a partner in a partnership, the Company will be deemed to own its proportionate share of the assets of the partnership and to be entitled to its proportionate share of the gross income of the partnership. The character of the assets and gross income of the partnership generally retains the same character in the Company's hands for purposes of satisfying the gross income and asset tests described below.

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

     Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year (although the taxable REIT subsidiary may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). In addition, if a taxable REIT subsidiary pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, the REIT generally will be subject to an excise tax equal to 100% of such excess. The Company, together with Retirement Centers Corporation ("RCC"), had made a taxable REIT subsidiary election with respect to its ownership interest in RCC, which election was effective, for federal income tax purposes, as of March 30, 2002. During the time RCC was a taxable REIT subsidiary, the Company and RCC engaged in certain transactions pursuant to which RCC made interest and other payments to the Company. The Company believes that such transactions were entered into at arm's length. However, no assurance can be given that any such payments would not result in the limitation on interest deductions or 100% excise tax provisions being applicable to the Company and RCC. The Company, together with RCC, revoked RCC's election to be a taxable REIT subsidiary in January 2003. As a result, effective January 2003, RCC became a qualified REIT subsidiary.

     Income Tests. The Company must meet two annual gross income requirements to qualify as a REIT. First, each year the Company must derive, directly or indirectly, at least 75% of its gross income, excluding gross income from prohibited transactions, from investments relating to real property or mortgages on real property, including "rents from real property" and mortgage interest, or from specified temporary investments. Second, each year the Company must derive at least 95% of its gross income, excluding gross income from prohibited transactions, from investments meeting the 75% test described above, or from dividends, interest and gain from the sale or disposition of stock or securities. For these purposes, the term "interest" generally does not include any interest of which the amount received depends on the income or profits of any person. An amount will generally not be excluded from the term "interest," however, if such amount is based on a fixed percentage of gross receipts or sales.

     Any amount includable in the Company's gross income with respect to a regular or residual interest in a REMIC is generally treated as interest on an obligation secured by a mortgage on real property for purposes of the 75% gross income test. If, however, less than 95% of the assets of a REMIC consist of real estate assets, the Company will be treated as receiving directly its proportionate share of the income of the REMIC, which would generally include non-qualifying income for purposes of the 75% gross income test. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the principal amount of the loan exceeds the fair market value of the real property on the date the mortgage loan was made by the Company, interest income on the loan will be apportioned between the real property and the other property, which apportionment would cause the Company to recognize income that is not qualifying income for purposes of the 75% gross income test.

     To the extent interest on a loan is based on the cash proceeds from the sale or value of property, such income would be treated as gain from the sale of the secured property, which generally should qualify for purposes of the 75% and 95% gross income tests.

     The Company inevitably may have some gross income from various sources that fails to constitute qualifying income for purposes of one or both of the gross income tests, such as qualified hedging income which would constitute qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. However, the Company intends to maintain its status as a REIT by carefully monitoring any such potential nonqualifying income.

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

     Asset Tests. At the close of each quarter of each calendar year, the Company also must satisfy four tests relating to the nature and diversification of its assets. First, at least 75% of the value of the Company's total assets must be real estate assets, cash, cash items and government securities. For purposes of this test, real estate assets include real estate mortgages, real property, interests in other REITs and stock or debt instruments held for one year or less that are purchased with the proceeds of a stock offering or a long-term public debt offering. Second, not more than 25% of the Company's total assets may be represented by securities, other than those securities includable in the 75% asset class. Third, not more than 20% of the value of the Company's total assets may be represented by securities in one or more taxable REIT subsidiaries. Fourth, of the investments included in the 25% asset class except for investments in REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, the value of any one issuer's securities that the Company holds may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of the total vote or value of the outstanding securities of any one issuer (except in the case of the 10% value test, certain "straight debt" securities).

     The Company currently owns 100% of RCC. RCC elected to be taxed as a REIT for its taxable year ended December 31, 2001 and jointly elected, together with the Company, to be treated as a taxable REIT subsidiary effective as of March 30, 2002. In January 2003, the Company, together with RCC, revoked RCC's election to be treated as a taxable REIT subsidiary. As a result, effective January 2003, RCC became a qualified REIT subsidiary. The Company believes that RCC met all of the requirements for taxation as a REIT with respect to its taxable year ended December 31, 2001 and as a taxable REIT subsidiary commencing as of March 30, 2002 through January 2003; however, the sections of the Code that relate to qualification as a REIT are highly technical and complex and there are certain requirements that must be met in order for RCC to have qualified as a taxable REIT subsidiary effective March 30, 2002. Since RCC has been subject to taxation as a REIT or a taxable REIT subsidiary, as the case may be, at the close of each quarter of the Company's taxable years beginning with the taxable year ended December 31, 2001, the Company believes that its ownership interest in RCC has not caused the Company to fail to satisfy the 10% value test. In addition, the Company believes that it has, at all times prior to October 1, 2002, owned less than 10% of the voting securities of RCC. No assurance, however, can be given that RCC in fact qualified as a REIT for its taxable year ended December 31, 2001 or as a taxable REIT subsidiary as of March 30, 2002, that the nonvoting preferred stock of RCC owned by the Company would not be deemed to be "voting stock" for purposes of the asset tests or, as a result of any of the foregoing, that the Company has qualified or will continue to qualify as a REIT.

     Any regular or residual interests the Company holds in a REMIC are generally treated as a real estate asset for purposes of the asset tests described above. If, however, less than 95% of the assets of a REMIC consist of real estate assets, the Company will be treated as holding its proportionate share of the assets of the REMIC which generally would include assets not qualifying as real estate assets.

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

     Although the Company plans to take steps to ensure that it satisfies the various asset tests for any quarter for which testing is to occur, there can be no assurance that such steps will always be successful. If the Company fails to timely cure any noncompliance with these asset tests, it would fail to qualify as a REIT.

     Foreclosure Property. REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property (other than income that would be qualifying income for purposes of the 75% gross income test), less deductible expenses directly connected with the production of such income. "Foreclosure property" is defined as any real property (including interests in real property) and any personal property incident to such real property:

          o that is acquired by a REIT as the result of such REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of such property or on an indebtedness owed to the REIT that such property secured;

          o for which the related loan was acquired by the REIT at a time when default was not imminent or anticipated; and

          o for which the REIT makes a proper election to treat such property as foreclosure property.

     The Company intends to make elections when available to treat property as foreclosure property to the extent necessary or advisable to maintain REIT qualification.

     Property acquired by the Company will not be eligible for the election to be treated as foreclosure property if the related loan was acquired by it at a time when default was imminent or anticipated. In addition, income received with respect to such ineligible property may not be qualifying income for purposes of the 75% or 95% gross income tests.

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

     Hedging Transactions. The Company may enter into hedging transactions with respect to one or more of its assets or liabilities. The Company's hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. To the extent that the Company enters into hedging transactions to reduce its interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

     Annual Distribution Requirements. To qualify as a REIT, the Company is required to distribute dividends, other than capital gain dividends, to its stockholders in an amount at least equal to the sum of (i) 90% of the Company's "REIT taxable income" and (ii) 90% of the Company's after-tax net income, if any, from foreclosure property, minus (iii) the excess of the sum of certain items of non-cash income over 5% of its "REIT taxable income." In general, "REIT taxable income" means taxable ordinary income without regard to the dividends paid deduction.

     The Company is generally required to distribute income in the taxable year in which it is earned, or in the following taxable year if such dividend distributions are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by the Company and received by its stockholders on December 31 of the year in which they are declared. In addition, at the Company's election, a distribution for a taxable year may be declared before the Company timely files its tax return and is paid on or before the Company's first regular dividend payment following such declaration, provided such payment is made during the 12-month period following the close of such taxable year. These distributions are taxable to holders of capital stock in the year in which paid, even though these distributions related to the Company's prior year for purposes of its 90% distribution requirement. To the extent that the Company does not distribute all of its net capital gain or distribute at least 90%, but less than 100% of its "REIT taxable income," the Company will be subject to tax at regular corporate tax rates.

     From time to time, the Company may not have sufficient cash or other liquid assets to meet the above distribution requirement due to timing differences between the actual receipt of cash and payment of expenses and the inclusion of income and deduction of expenses in arriving at its taxable income. If these timing differences occur, in order to meet the REIT distribution requirements, the Company may need to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of taxable stock dividends.

     Under certain circumstances, the Company may be able to rectify a failure to meet a distribution requirement for a year by paying "deficiency dividends" to its stockholders in a later year, which may be included in its deduction for dividends paid for the earlier year. Thus, the Company may be able to avoid being subject to tax on amounts distributed as deficiency dividends. The Company will be required, however, to pay interest based upon the amount of any deduction claimed for deficiency dividends. In addition, the Company will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed if it should fail to distribute each year at least the sum of 85% of its ordinary income for the year, 95% of its capital gain net income for the year and any undistributed taxable income from prior periods.

     Recordkeeping Requirements. The Company is required to maintain records and request on an annual basis information from specified stockholders. These requirements are designed to assist the Company in determining the actual ownership of its outstanding stock and maintaining its qualification as a REIT.

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

     Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year and the relief provisions of the Code described above do not apply, the Company will be subject to tax, including any applicable alternative minimum tax, and possibly increased state and local taxes, on its taxable income at regular corporate rates. Such taxation would reduce the cash available for distribution by the Company to its stockholders. Distributions to the Company's stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company and the Company will not be required to distribute any amounts to its stockholders. Additionally, if the Company fails to qualify as a REIT, distributions to its stockholders will be subject to tax to the extent of its current and accumulated earnings and profits and, in the case of stockholders who are individual U.S. stockholders, at preferential rates pursuant to the 2003 Act and, subject to certain limitations of the Code, corporate stockholders may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the four taxable years following the year during which the Company lost its qualification. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief.

     State, Local and Foreign Taxation

     The Company may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which the Company transacts business or makes investments, and its stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. The Company's state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above.

     Possible Legislative or Other Actions Affecting REITs

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


                                   COMPETITION

     The Company believes that its principal competitors in the business of acquiring and holding MBS of the types in which it invests are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, and other mortgage REITs. Such investors may not be subject to similar regulatory constraints (i.e., REIT tax compliance or maintaining an exemption under the Investment Company Act of 1940, as amended (the "Investment Company Act")). In addition, many of the other entities purchasing mortgages and MBS have greater financial resources and access to capital than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS and other REIT qualifying investments that the Company may invest in, resulting in higher prices and lower yields on such assets.


                                    EMPLOYEES

     The Company had 11 full-time employees at December 31, 2003. The Company believes that its relationship with its employees is very good. None of the Company's employees are unionized.


                              AVAILABLE INFORMATION

     The Company maintains a website at www.mfa-reit.com. The Company makes available, free of charge, on its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.


Item 2. Properties.

     Executive Office

     The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. The lease provides for, among other things, annual rent of (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. The Company believes that the leased space is adequate to meet the Company's foreseeable operating needs.

     Properties Owned Through Subsidiary Corporation

     On October 1, 2002, the Company acquired 100% of the voting common stock of RCC, representing a 5% economic interest, for $260,000. (See Notes 3c and 7 to the accompanying consolidated financial statements, included under Item 8.) As a result of the purchase of RCC common shares, the Company indirectly owns a controlling interest in the properties known as "The Greenhouse" and "Lealand Place." The Greenhouse is a 127-unit high-rise multi-family apartment building located at 900 Farnam on the Mall in Omaha, Nebraska. Lealand Place is a 192-unit three and four-story garden-style multi-family apartment complex located at 2945 Cruse Road, Lawrenceville, Georgia.

The Company has a 99% limited partner interest in Owings Chase Limited Partnership which owns a 202-unit multi-family apartment complex in Charlotte, North Carolina.


Item 3. Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 4A. Executive Officers of the Company.

     The following table sets forth certain information with respect to each executive officer of the Company. The Board of Directors appoints or annually reaffirms the appointment of all of the Company's executive officers.

            Name                    Age*                   Position held with the Company
-------------------------------   --------   ---------------------------------------------------------------
Stewart Zimmerman                    59      Chairman of the Board, Chief Executive Officer and President
William S. Gorin                     45      Executive Vice President and Chief Financial Officer
Ronald A. Freydberg                  43      Executive Vice President and Chief Portfolio Manager
Teresa D. Covello                    38      Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth                     38      General Counsel, Senior Vice President - Business
                                             Development and Secretary

* At December 31, 2003

     Stewart Zimmerman has served as Chief Executive Officer, President and a Director of the Company since 1997 and was appointed Chairman of the Board in March 2003. From 1989 through 1997, he initially served as a consultant to The America First Companies and became Executive Vice President of AFC. During this time he held a number of positions: President and Chief Operating Officer of America First REIT, Inc., and President of several AFC mortgage funds, including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2-Limited Partnership. From 1986 through 1989, Mr. Zimmerman served as a Managing Director and Director of Security Pacific Merchant Bank. From 1982 through 1986, Mr. Zimmerman served as First Vice President of EF Hutton & Company, Inc. From 1980 through 1982, Mr. Zimmerman was employed by First Pennco Securities and Cralin & Company. From 1977 to 1980, he served as Vice President of Lehman Brothers. Prior to that time, Mr. Zimmerman was an officer of Bankers Trust Company as well as Vice President of Zenith Mortgage Company. Mr. Zimmerman holds a Bachelors of Arts degree from Michigan State University.

     William S. Gorin serves as Executive Vice President and Chief Financial Officer of the Company. He has served as Executive Vice President since 1997 and was appointed Chief Financial Officer and Treasurer in 2001. From 1998 to 2001, Mr. Gorin served as Executive Vice President and Secretary of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York, New York, serving as a First Vice President in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments. Mr. Gorin has a Masters of Business Administration degree from Stanford University and a Bachelor of Arts degree in Economics from Brandeis University.

     Ronald A. Freydberg serves as Executive Vice President and Chief Portfolio Manager of the Company, which positions he was appointed to in 2001. From 1998 to 2001, he served as Senior Vice President of the Company. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position, he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York. Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

     Teresa D. Covello serves as Senior Vice President, Chief Accounting Officer and Treasurer, which positions she was appointed to in 2003. From 2001 to 2003, Ms. Covello served as Senior Vice President and Controller. From 2000 up to joining the Company in 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she held progressive positions, was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc., where her key responsibilities included; SEC reporting, implementing accounting standards, establishing policies and procedures, managing asset/liability and interest rate risk policy and reporting, and investor and regulatory communications. Ms. Covello began her career in public accounting in 1987 with KPMG Peat Marwick (predecessor to KPMG LLP), participating in and supervising financial statement audits, compliance examinations, public debt and equity offerings. Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

     Timothy W. Korth II has served as General Counsel, Senior Vice President - Business Development and Secretary since July 2003. From 2001 to 2003, Mr. Korth was a Counsel at the law firm of Clifford Chance US LLP, where he specialized in corporate and securities transactions involving REITs and other real estate companies, and, prior to such time, had practiced law with that firm and its predecessor, Rogers & Wells LLP, since 1992. Mr. Korth is admitted as an attorney in New York and has a Juris Doctor and a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information

     The Common Stock is listed on the New York Stock Exchange, under the symbol "MFA." On February 3, 2004, the last sales price for the Common Stock on the New York Stock Exchange was $10.29 per share. The following table sets forth the high and low sales prices per share of the Common Stock during the 12 months ended December 31, 2003 and 2002.

                                     2003                          2002
                         -----------------------------   -------------------------
Quarter Ended                High              Low         High            Low
----------------------   --------------     ----------   ----------     ----------
March 31                     $  9.04          $ 8.15       $ 9.59         $ 8.20
June 30                      $ 10.60          $ 8.51       $10.74         $ 8.30
September 30                 $ 11.00          $ 9.20       $10.18         $ 7.21
December 31                  $  9.95          $ 9.28       $ 9.16         $ 7.10

     Holders

     As of January 22, 2003, the approximate number of record holders of the Common Stock was 800 and the approximate number of beneficial owners was at 26,200.

     Dividends

     The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to stockholders during the years ended December 31, 2003 and 2002 were $61.2 million ($1.09 per share) and $54.8 million ($1.24 per share), respectively. In general, consistent with the Company's underlying operational strategy, the Company's dividends will for the most part be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company's dividends may be characterized as capital gains or return of capital. For 2003, a portion of the Company's dividends were deemed to be capital gains, with the remainder characterized as ordinary income, to stockholders; for 2002, all of the Company's dividends were characterized as ordinary income. (For additional dividend information, see Note 11a to the accompanying consolidated financial statements, included under Item 8.)

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

     The Company declared and paid the following dividends during the years ended December 31, 2003 and 2002:

                                                                                                           Dividend
        Declaration Date                      Record Date                     Payment Date                 per Share
----------------------------------   -------------------------------   ---------------------------   ----------------------
2003
----
March 13, 2003                       March 28, 2003                    April 30, 2003                     $  0.28
May 22, 2003                         June 30, 2003                     July 31, 2003                         0.28
September 10, 2003                   September 30, 2003                October 31, 2003                      0.28
December 17, 2003                    December 30, 2003                 January 30, 2004                      0.25

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

(1) Included a special dividend of $0.02 per share.
(2) Included a special dividend of $0.04 per share.
Note: For tax purposes, a portion of each of the dividends declared on December 17, 2003 and December 19, 2002 were treated as a dividend for stockholders in the subsequent year.

     Dividends are declared and paid at the discretion of the Board and depend on the Company's cash available for distribution, financial condition, ability to maintain its REIT status, and such other factors that the Board may deem relevant. The Company has not established a minimum payout level. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company's ability to pay dividends at the same levels in 2004 and thereafter.

     Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

     The Company's Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (the "DRSPP") provides existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock. Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of Common Stock and existing stockholders and new investors may make optional monthly cash purchases of shares of Common Stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 and, with the Company's prior approval, in excess of $10,000. At the Company's discretion, shares of Common Stock purchased under the DRSPP may be acquired at discounts of up to 5% from the prevailing market price at the time of purchase. Mellon Bank, N.A. is the administrator of the DRSPP (the "Plan Agent"). Stockholders who own Common Stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent. Stockholders who own Common Stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register the Common Stock in the stockholder's name and deliver a completed enrollment form to the Plan Agent. Additional information regarding the DRSPP (including a prospectus) and enrollment forms are available online from the Plan Agent via Investor ServiceDirect at www.melloninvestor.com or from the Company's website at www.mfa-reit.com.

     Securities Authorized For Issuance Under Equity Compensation Plans

     The Company's Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), which was approved by the Company's stockholders in 2001, authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of Common Stock. The 1997 Plan authorizes the Compensation Committee of the Board, or the entire Board if no such committee exists, to grant Incentive Stock Options ("ISOs"), as defined under section 422 of the Code, non-qualified stock options ("NQSOs") and dividend equivalent rights ("DERs") to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the Common Stock on the day of the grant.

     The following table provides information at December 31, 2003, concerning shares of the Common Stock authorized for issuance under the 1997 Plan.

                                                                                                           Number of
                                                                                                           securities
                                                                                                           remaining
                                                                                       Weighted          available for
                                                                                        Average         future issuance
                                                        Number of securities to     Exercise Price        under equity
                                                        be issued upon exercise     of outstanding        compensation
Plan Category                                            of outstanding options         options              plans*
-----------------------------------------------------   -------------------------   ----------------   -------------------
Equity compensation plan approved by stockholders:
Outstanding at end of year                                   1,012,250                 $  9.32              127,750

* Excludes securities reflected in number of securities to be issued upon exercise of outstanding options.

Item 6. Selected Financial Data.

     Set forth below is selected financial data for the Company and should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements, included under Item 8.

                                                                            For the Year Ended December 31,
                                                           ------------------------------------------------------------------
Operating Data:                                               2003          2002          2001          2000          1999
                                                           ----------    ----------    ----------    ----------    ----------
(In Thousands, Except per Share Amounts)
Mortgage securities income                                 $  119,612    $  126,238    $   53,387    $   33,391    $   24,302

Corporate debt securities income                                   --           791         1,610         1,336           675

Dividend income                                                    --            39           666           928           331

Interest income on temporary cash investments                     746           926           842           645           366

Interest expense on repurchase agreements                     (56,592)      (63,491)      (35,073)      (30,103)      (18,466)

Revenue from operations of real estate (1)                      2,663           685            --            --            --

(Loss)/income from equity interests in real estate               (421)           80           563         1,105           850

Net (loss)/gain on sale of securities                            (265)          205          (438)          456            55

Gain on sale of real estate and equity interests in
  real estate, net                                              1,697            --         2,574         2,565         2,163

Other-than-temporary impairment on securities                      --        (3,474)       (2,453)           --            --

Other Income                                                        2            --            --            --            --

Minority interest                                                 N/A           N/A           N/A           N/A            (4)

Operating and other expenses (2)                               (9,594)       (5,905)       (5,355)       (2,457)       (2,672)

Cost incurred in acquiring Advisor (3)                             --            --       (12,539)           --            --
                                                           ----------    ----------    ----------    ----------    ----------
Net income                                                 $   57,848    $   56,094    $    3,784    $    7,866    $    7,600
                                                           ==========    ==========    ==========    ==========    ==========
Net income, per share - basic                              $     1.07    $     1.35    $     0.25    $     0.89    $     0.84
                                                           ==========    ==========    ==========    ==========    ==========
Net income, per share - diluted                            $     1.07    $     1.35    $     0.25    $     0.89    $     0.84
                                                           ==========    ==========    ==========    ==========    ==========
Dividends declared per common share                        $     1.09    $     1.24    $     0.85    $     0.59    $     0.67
                                                           ==========    ==========    ==========    ==========    ==========

                                                                                     At December 31,
                                                           ------------------------------------------------------------------
Balance Sheet Data:                                           2003          2002          2001          2000          1999
                                                           ----------    ----------    ----------    ----------    ----------
(In Thousands)
MBS                                                        $4,372,718    $3,485,319    $1,926,900    $  470,576    $  475,720

Corporate debt securities                                          --            --         9,774        15,666         8,020

Corporate equity securities                                        --            --         4,088         9,011         3,131

Total assets                                                4,564,930     3,603,859     2,068,933       522,490       524,384

Repurchase agreements                                       4,024,376     3,185,910     1,845,598       448,583       452,102

Total stockholders' equity                                    484,958       371,200       203,624        69,912        67,614

     (1) On October 1, 2002, the Company acquired the voting common shares of RCC. RCC's results of operations have been consolidated with the Company on a prospective basis since that time. (See Notes 3c and 7 to the accompanying consolidated financial statements, included under Item 8.)

     (2) Includes incentive fees of $511,000, $519,000 and $433,000 paid to the Advisor in connection with gains on sales of real estate for the years ended December 31, 2001, 2000 and 1999, respectively.

     (3) Reflects the cost of acquiring the Advisor, of which, $11.3 million was non-cash. (See Note 3a to the accompanying consolidated financial statements, included under Item 8.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

     MFA Mortgage Investments, Inc., a self-advised mortgage REIT, is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which includes adjustable-rate MBS and hybrid MBS, which have interest rates that are fixed for a specified period of time and, thereafter, generally reset annually. The Company's MBS portfolio consists primarily Agency MBS and, to a lesser extent, high quality ARM-MBS, rated in one of the two highest rating categories by at least one of the Rating Agencies. The Company's investment policies also permit the acquisition of multi-family apartment properties, investments in REIT securities and other securities; however, such investments do not comprise a significant amount of the Company's investments. The Company's principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

     The Company has elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

     Since June 2001, the Company has significantly increased its asset base by investing, on a leveraged basis, additional equity capital raised through public offerings of Common Stock. As a result, the Company has experienced significant growth in assets and earnings. The Company's total assets were $4.564 billion at December 31, 2003, compared to $3.603 billion at December 31, 2002. At December 31, 2003, 99.3% of the Company's assets consisted of Agency MBS and MBS-related receivables, AAA rated MBS and cash. At December 31, 2003, the Company also had indirect interests in three multi-family apartment properties, containing a total of 521 rental units, located in Georgia, North Carolina and Nebraska. The Company currently holds its investments in these remaining properties for investment purposes.

     The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company's net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as reflected by the CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on the Company's MBS portfolio increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. The CPR on the Company's MBS portfolio averaged 35.7% and 30.9% for the years ended December 31, 2003 and 2002, respectively. In addition to these factors, borrowing costs are further affected by the Company's creditworthiness. Since changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other assets, comprised of interests in multi-family apartment properties and hedging instruments. Although these assets represent a small portion of the Company's total assets, less than 1.0% of the Company's total assets at December 31, 2003, these assets have the potential of causing a material impact on the Company's operating performance in future periods.

     The following table presents the components of the net yield earned on the Company's MBS portfolio for the quarterly periods presented.

                                                                           Cost of Delay
                                         Cost of         Net Premium       for Principal
Quarter Ended          Stated Coupon     Premium         Amortization       Receivable        Net Yield
---------------------  -------------- --------------  ------------------- ---------------- ----------------
December 31, 2003          4.24%        (0.10)%             (1.11)%            (0.10)%          2.93%
September 30, 2003         4.45         (0.11)              (1.58)             (0.11)           2.65
June 30, 2003              4.72         (0.11)              (1.28)             (0.13)           3.20
March 31, 2003             5.03         (0.11)              (1.08)             (0.14)           3.70

     The following table presents the CPR experienced on the Company's MBS portfolio, on an annualized basis, for the quarterly periods presented.

Quarter Ended                            CPR
---------------------------------  -----------------
December 31, 2003                          31.9%
September 30, 2003                         41.2
June 30, 2003                              37.1
March 31, 2003                             32.8
December 31, 2002                          36.2

     The Company believes that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

     The Company has extended contractual maturities on borrowings, such that, the Company's weighted average contractual maturity on its repurchase agreements was 7.8 months at December 31, 2003, compared to 5.8 months at December 31, 2002.

     The table below provides quarterly information regarding the Company's average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

                                                                            Yield on
                           Average                   Average                 Average     Average
                          Amortized     Interest     Cash and     Total     Interest-   Balance of               Average     Net
          For the          Cost of       Income        Cash      Interest    Earning    Repurchase    Interest   Cost of   Interest
       Quarter Ended       MBS (1)       on MBS    Equivalents    Income     Assets     Agreements    Expense     Funds     Income
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
December 31, 2003        $ 4,173,680   $ 30,615    $ 142,686    $ 30,898      2.86%    $ 3,856,975   $ 13,539     1.39%    $ 17,359
September 30, 2003         3,972,011     26,290       94,254      26,482      2.61       3,637,258     13,386     1.46       13,096
June 30, 2003              3,832,595     30,642       55,252      30,790      3.17       3,510,910     14,700     1.68       16,090
March 31, 2003             3,468,140     32,065       48,296      32,188      3.66       3,185,401     14,967     1.91       17,221
December 31, 2002          3,422,073     32,780       66,618      33,000      3.78       3,152,589     16,931     2.13       16,069

(1) Does not reflect unrealized gains/(losses).

     During 2003, the Company earned an insignificant fee related to such services rendered by MFA Spartan I, LLC and does not expect that income related to such business will be material to the Company in the foreseeable future. The Company continues to explore alternative business strategies, alternative investments and other strategic initiatives to compliment the Company's core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiative will or will not be implemented in the future.


                              RESULTS OF OPERATIONS

     Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

     Net income increased to $57.8 million for 2003, reflecting a decrease in basic and diluted earnings per share to $1.07, compared to net income of $56.1 million for 2002, or basic and diluted earnings per share of $1.35.

     During 2003, the net yield on interest-earning assets decreased to 3.05% for 2003, from 4.22% for 2002, while the cost of interest-bearing liabilities decreased to 1.59% for 2003, from 2.32% for 2002. The declining interest rate environment that has generally prevailed since 2001, while initially beneficial to the Company, has over time caused compression of the Company's margin and spread, as discussed below. Management believes that it is unlikely that interest rates will decline significantly in 2004.

     For 2003, the Company's net interest and dividend income decreased by $737,000 to $63.8 million, from $64.5 million for 2002. This decrease reflects the compression of the Company's net interest margin (i.e., net interest and dividend income divided by interest-earning assets), to 1.61% for 2003, from 2.13% for 2002, and spread (i.e., the net yield on interest-earning assets less the cost of borrowings) to 1.46% for 2003, from 1.90% for 2002. In absolute dollars, the impact of the decreases in the margin and spread were partially offset by the growth of the Company's

MBS portfolio and corresponding borrowings, reflecting the investment of additional equity capital raised during 2003 on a leveraged basis. During 2003, the Company raised $152.1 million from the sale of 16.8 million shares of Common Stock primarily through public offerings and, to a lesser extent, issued through the Company's DRSPP.

     Total interest and dividend income for 2003 decreased by $7.6 million, or 6.0%, to $120.4 million compared to $128.0 million earned in 2002. For 2003, the MBS portfolio generated income of $119.6 million, net of purchase premium amortization, reflecting a decrease of $6.6 million, or 5.2%, from $126.2 million for 2002. This decrease in interest income, which was due to the decrease in the net yield on the Company's MBS portfolio, was partially offset by an increase in the average investment in the MBS portfolio (excluding changes in market values) of $900.2 million, or 30.4%, to $3.864 billion for 2003 from $2.964 billion for 2002. The net yield on the MBS portfolio declined to 3.09% for 2003, from 4.25% for 2002. This decrease in the net yield on the MBS portfolio was primarily comprised of an 85 basis point decrease in the gross yield to 4.59% for 2003 from 5.44% for 2002, and an additional reduction of 27 basis points in the net yield related to an increase in purchase premium amortization. The cost of premium amortization was $45.5 million, or 126 basis points, for 2003, compared to $28.1 million, or 99 basis points for 2002. As a result of the declining interest rate environment during 2003, the Company experienced a significant increase in prepayments and related purchase premium amortization on the MBS portfolio.

     During 2003, interest rates reached historic lows and the refinancing index reached a new historic high. The weighted average CPR on the Company's portfolio for 2003 was 35.7% compared to 30.1% for 2002. The Company monitors purchase premiums paid for MBS to mitigate the impact of increases in prepayment activity, such as those experienced during 2003 and 2002. At December 31, 2003, the Company had net purchase premiums of $95.9 million, or 2.26% to the current principal balance, compared to $76.3 million of net purchase premiums, or 2.29% of principal balance, at December 31, 2002.

     Interest income from short-term cash investments (i.e., money market/sweep accounts) decreased by $180,000, or 19.4%, to $746,000 for 2003 from $926,000 in
2002. This decrease reflects the net impact of the 62 basis point decrease in the yield from such accounts, reflecting the decline in market interest rates, to 0.87% for 2003, from 1.49% for 2002, which was partially off-set by an increase in the average balance such investments. The Company's average cash investments increased by $23.3 million, or 37.6%, to $85.4 million for 2003 compared to $62.1 million for 2002. In general, as the MBS portfolio has continued to grow, the Company's average cash investments have increased, as funds are temporarily held in such accounts until reinvested in MBS or used for general corporate purposes.

     During 2003, the Company did not have any income on corporate debt or equity securities, as all such investments were sold during 2002. The Company does not currently expect to invest in such instruments.

     The Company's interest expense decreased by $6.9 million, or 10.9%, to $56.6 million for 2003, compared to $63.5 million for 2002. This decrease reflects a decline in the Company's interest rate paid on its borrowings, which was partially offset by the impact of the significant increase in average borrowings under repurchase agreements. The Company's increase in borrowings through repurchase agreements primarily reflects the leveraging of $152.1 million of equity capital raised during 2003. The cost of such borrowings decreased to 1.59% for 2003, from 2.32% for 2002, while the average balance of repurchase agreements increased to $3.550 billion for 2003, compared to $2.738 billion for 2002. Interest expense includes the amortization of the premium paid for the Company's active Cap Agreements. All of the Company's Cap Agreements, at the time of purchase, are designated as hedges against future increases in interest rates on the Company's borrowings under repurchase agreements. (See Notes 2k and 8 to the accompanying consolidated financial statements, included under Item 8.) Amortization of the purchase premium on Cap Agreements is recognized as interest expense over the active period of such agreements, net of any payment received pursuant to such agreements. The Company recognized $432,000 of interest expense related to the amortization of premiums on its active Cap Agreements for 2003, compared to $3,000 for 2002. The Company did not receive any payments under the Cap Agreements during either 2003 or 2002, as LIBOR did not exceed the strike rate stipulated in any of the Company's active Cap Agreements during such years. At December 31, 2003, the Company had 11 Cap Agreements with an aggregate notional amount of $310.0 million, of which $250.0 million were active, with a related unamortized premium of $3.6 million. In January 2004, the Company entered into two additional Cap Agreements with an aggregate notional amount of $100.0 million. These Cap Agreements, for which the Company paid premiums totaling $961,000, will be active from July 2005 through January 2007 with strike rates of 3.75% and 4.00%. The Company expects that it may enter into additional forward Cap Agreements during 2004.

     Other income/(loss) is comprised of revenue from real estate operations,
(loss)/income from equity interests in real estate, net (losses)/gains on the sale of securities, gains on sale of real estate assets, other than-temporary impairment of securities, and other income. The aggregate change in other income/(loss) of $6.2 million, to income of $3.7 million for 2003 from a loss of $2.5 million for 2002, as discussed in further detail below, reflects: (i) a non-recurring charge of $3.5 million taken in 2002 for other-than-temporary impairment of securities; (ii) a $1.7 non-recurring gain realized in 2003 from the sale of real estate and/or related investments; (iii) additional revenue of $1.9 million recognized from real estate operations due to the consolidation of RCC; (iv) a $501,000 decline in income recognized from equity interests in real estate; and (v) a decline of $470,000 for results of securities sales, reflecting a loss of $265,000 for 2003 compared to a net gain of $80,000 for 2002.

     During 2002, the Company incurred a non-recurring loss of $3.5 million for an other-than-temporary impairment on corporate debt securities. The Company sold its investments in corporate debt and equity securities during 2002 and does not expect to purchase such investments in the future.

     During 2003, the Company realized net gains of $1.7 million from the sale of three real estate properties and/or related interests in such properties. At December 31, 2003, the Company had indirect interests in three rental properties; two of which are consolidated and one is accounted for under the equity method. At the present time, the Company expects to hold such properties and/or related interests for investment purposes, as the purchase of the underlying properties were made through a tax deferred transaction under Section 1031 of the Code.

     Upon acquiring the remaining interest in RCC on October 1, 2002, the Company changed its accounting for RCC from the equity method, whereby the net results of RCC's operations were reported as a component of income/(loss) from equity interests in real estate, to consolidating RCC's results of operations with those of the Company. The $685,000 of revenue from real estate operations for 2002 reflects RCC's consolidated revenue for the fourth quarter of 2002, compared to consolidated revenue of $2.7 million for 2003 in its entirety. Comparing the Company's net results from real estate operations, which includes revenue from real estate operations, (loss)/income from equity interest in real estate, real estate operating expense, and mortgage interest on real estate, the Company realized a $627,000 loss from its real estate investment operations for 2003, compared to equity income of $276,000 for 2002. The decrease in the results of real estate operations reflects the combination of the sale of three properties and/or related interests and a decline in the performance of the properties during 2003. The Company does not anticipate that the operations of its real estate investments will have a significant impact on its future results of operations.

     During 2003, the Company realized net losses of $265,000 from the sale of MBS, comprised of gross gains of $1.3 million and gross losses of $1.6 million. During 2002, the Company realized a net gain of $205,000 on the sale of securities, comprised of gross gains of $2.0 million, which included gains of $1.5 million from the sale of corporate debt and equity securities and $515,000 from sales of MBS, and gross losses of $1.8 million, which included losses of $1.6 million on the sale of corporate debt securities and $241,000 on the sale of MBS. The Company sold MBS with carrying values of $389.3 million and $92.8 million during 2003 and 2002, respectively. Although the Company generally intends to hold its MBS until maturity, all of the Company's MBS are designated as "available-for-sale." The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to meet other general corporate purposes. The Company does not maintain a trading portfolio, nor does it intend to engage in trading activity.

     During 2003, the Company reported operating and other expense of $9.6 million, which includes $2.9 million of the consolidated expenses of RCC for the entire year. RCC's expenses are reflected on the Company's income statement as real estate operating expense and mortgage interest on real estate. Beginning on October 1, 2002, when the Company acquired the voting common stock of RCC, the Company consolidated RCC, as consolidated with its subsidiaries, with the Company on a prospective basis. Therefore, the $489,000 of expenses reported on a consolidated basis for RCC for 2002 reflect such expenses for the fourth quarter of 2002 only. (See Notes 3c and 7 to the accompanying consolidated financial statements, included under Item 8.) The Company's core operating expense, comprised of compensation and benefits and other general and administrative expense were $6.7 million for 2003, or 0.17% of average assets, compared to $5.4 million, or 0.18% of average assets for 2002. For 2003, employee compensation and benefits accounted for $4.4 million, or 66.1% of core operating expenses, of which $529,000 was a non-cash expense related to the 25% vesting of 452,250 stock options and related DERs granted on October 1, 2003. The Company expects to incur an aggregate additional expense of $1.2 million through September 30, 2006 related to these grants. The Company will issue an additional 50,000 of stock options and related DERs, previously approved by the Compensation Committee of the Board, during the first quarter of 2004; the cost of which will be based on information available on the date of grant. The $1.5 million increase in compensation and benefits primarily reflects the additional hires made to meet the needs of the growing Company. While the increase in employees has and will further increase the cost of compensation and benefits for 2004 and beyond, such hires are expected, to a certain extent, to result in the Company experiencing a reduction in third-party fees. Other general and administrative expenses which were $2.3 million for 2003, compared to $2.5 million for 2002, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and board fees, certain of which are expected to increase in connection with complying with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under (collectively, the "SOX Act"), the amount of which are not expected to have a significant impact on the Company's results of operations.

     The SOX Act, which was enacted during 2002, among other things, places additional responsibilities on management and the boards of directors of public companies. The Company has and continues to incur incremental costs associated with complying with the provisions of the SOX Act and other related changes to federal securities and corporate governance laws. Such costs include increases in the cost of its professional fees, including, but not limited to, accounting and legal fees. During 2003, the Company incurred approximately $36,000 in fees related to SOX Act compliance initiatives. The incremental increase in costs to be incurred to comply with the provisions of the SOX Act and related changes to federal securities and corporate governance laws, as well as other associated increases, such as director and officer liability insurance, is uncertain at the present time.


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

     The Board sets the Company's dividend rates based on, among other things, the Company's taxable income. (The capital losses realized on the sale of the Company's investments in corporate debt securities during 2002 and 2001 could not be used to offset operating income. Such tax losses were carried forward and used to offset long-term capital gains in 2003.) The gain realized on the sale of the assisted living center during 2001 was deferred for tax purposes and therefore did not impact the Company's taxable income.

     Total interest and dividend income earned in 2002 increased by $71.5 million, or 126.5%, to $128.0 million compared to $56.5 million earned in 2001. During 2002, the average amortized cost basis of the MBS portfolio increased by $2.054 billion to $2.964 billion from $909.8 million for 2001. The growth in the portfolio during 2002 is attributable to the investment of proceeds, on a leveraged basis, of $147.0 million from the sale of 17.8 million shares of the Common Stock. The MBS portfolio generated income, after premium amortization, of $126.2 million in 2002, an increase of $72.9 million, or 136.5%, from $53.4 million for 2001. The overall increase in income related to the growth in MBS investments was partially offset by a decrease in the net yield on the MBS portfolio to 4.25% for 2002 from 5.87% for 2001, reflecting the impact of the decline in market interest rates that continued during 2002. Further, the increase in prepayments caused additional amounts to be reinvested at lower prevailing market interest rates and an acceleration of the premium amortization on the portfolio. The CPR, which is a measure of the prepayment speed, increased to a weighted average of 30.1% for 2002 from 23.5% for 2001. During 2002, the Company recorded premium amortization of $28.1 million, which reduced the net yield on the MBS portfolio by 99 basis points for 2002, while net premium amortization for 2001 was $5.6 million, which reduced the yield on the portfolio by 61 basis points. Management monitors the premiums paid for MBS to mitigate the impact of spikes in prepayment activity, such as those experienced during 2002. At December 31, 2002, the Company had net purchase premiums of $76.3 million, reflecting an aggregate portfolio premium of 2.26% to par value, compared to $37.5 million of premiums, or 1.99% of par value, at December 31, 2001.

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

     Net interest and dividend income increased by $43.1 million, or 201.0%, to $64.5 million from $21.4 million for the years ended December 31, 2002 and 2001, respectively. The Company's net interest margin narrowed slightly to 2.13% for 2002, from 2.24% for 2001. The interest rate spread also decreased slightly to 1.90% for 2002, compared to 1.95% for 2001. This slight decrease reflects the decrease in the yield on interest-earning assets to 4.22% for 2002, from 5.91% for 2001 and the decrease in the cost of interest bearing liabilities to 2.32% for 2002, from 3.96% for 2001. During 2002, interest rates continued to generally decline from 2001.

     Total other income decreased by $2.8 million to a loss of $2.5 million in 2002, from income of $246,000 for 2001. The components of the net total other income/(loss) include: (i) income from equity interests in real estate; (ii) income from operations of real estate, which was comprised of the consolidated income of RCC for the fourth quarter of 2002; (iii) net gain/(loss) on the sale of securities; and (iv) other-than-temporary impairment charges taken against investments in corporate debt securities during both 2002 and 2001.

     Prior to October 1, 2002, the Company accounted for its non-controlling interest in the preferred stock of RCC under the equity method, whereby results of operations were reported net, relative the Company's equity interest. On October 1, 2002, the Company acquired 100% of the voting common stock in RCC, and commenced accounting for such subsidiary on a consolidated basis, prospectively. (See Notes 3c and 7 to the accompanying consolidated financial statements, included under Item 8.) This change in ownership and resulting change in accounting for RCC caused certain line items of the Company's 2002 statement of operations to be non-comparable to the 2001 presentation. While income from equity interests in real estate was $80,000 for 2002, compared to $3.1 million for 2001, had RCC continued to be accounted for under the equity method for 2002 in its entirety, the Company would have reported income from equity interests in real estate of $276,000 for 2002, compared to $3.1 million for 2001, primarily reflecting the impact of a $2.6 million non-recurring gain on the sale of an assisted living center realized during 2001. Excluding the 2001 gain, income from equity interest in real estate investments would have decreased by $276,000 for 2002 compared to 2001, had the Company continued to account for RCC under the equity method for 2002 in its entirety. At December 31, 2002, the Company had indirect interests in six multi-family properties consisting of a total of 1,473 rental units, through investments in four limited partnerships and one corporation as a common stockholder. In the aggregate, real estate equity interests and real estate, which is owned through a consolidated subsidiary, comprised less than 1.0% of the Company's total assets at December 31, 2002.

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

     Operating and other expenses for the year ended December 31, 2002 are not readily comparable to operating costs incurred during 2001. During 2001, the Company was externally managed, and as such had no employees or the typical costs associated with being internally managed. Prior to January 1, 2002, the Company's general and administrative expenses were primarily comprised of formula driven fees payable to the Advisor. During 2001, the Company incurred an expense of $12.5 million to acquire the Advisor, of which $11.3 million was non-cash, comprised of 1,287,501 shares of the Common Stock. Effective January 1, 2002, the Company became self-administered and self-advised and, has thereafter directly incurred the cost of all overhead necessary to operate the Company. For 2001, Company paid the Advisor total fees of $4.3 million, which included an incentive fee of $2.9 million. During 2002, the Company incurred $5.9 million of operating expenses, or 0.19% of average assets on an annualized basis, of which, employee compensation and benefits were $2.9 million, or 47.3%, operating expenses from real estate and mortgage interest for the fourth quarter were $185,000 and $304,000, respectively, or 12.6%, and other general and administrative expenses were $2.5 million, or 40.1%. Other general and administrative expenses were comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and director fees. The Company relocated to new headquarters during the third quarter of 2002, as additional space was needed to accommodate the Company's post-Advisor Merger operations. In addition, commencing October 1, 2002, when the Company acquired the voting common stock of RCC, the Company consolidated RCC's results of operations, resulting in RCC's indirect mortgages and related interest expense being reported on the Company's consolidated financial statements. (See Notes 3c and 7 to the accompanying consolidated financial statements, included under Item 8.) These mortgage loans, which had an aggregate balance of $16.3 million, had an average interest rate of 7.3%. Prior to the Company acquiring the voting common stock of RCC, the preferred stock interest in RCC was accounted for under the equity method, with the Company's percentage interest in RCC's income or loss reflected net as a component of income from equity interests in real estate.

     During 2002, SOX Act was enacted. The SOX Act, among other things, places additional responsibilities on management and the boards of directors of public companies. The Company expects to incur incremental costs associated with complying with the provisions of the SOX Act and other related changes to federal securities and corporate governance laws. The Company expects to experience an increase in the cost of its professional fees, including, but not limited to, accounting and compliance.


                          CRITICAL ACCOUNTING POLICIES

     Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles ("GAAP"). During 2003, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

     The Company's accompanying consolidated financial statements include the accounts of the Company and all majority owned and controlled subsidiaries. The preparation of consolidated financial statements in accordance with GAAP requires management to makes estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgements of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     The Company's accounting policies are described in Note 2 to the accompanying consolidated financial statements, included under Item 8. Management believes the more significant of these to be as follows:

     Classifications of Investment Securities and Valuations of Such Securities

     The Company's investments in MBS are classified as available-for-sale securities, as discussed in Note 2b to the accompanying consolidated financial statements, included under Item 8. Although all of the Company's MBS are carried on the balance sheet at their estimated fair value, the classification of the securities as available-for-sale results in changes in estimated fair value being recorded as adjustments to accumulated other comprehensive income/(loss), which is a component of stockholders' equity, rather than through earnings. The Company does not intend to hold any its securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Company's earnings.

     As noted above, all of the Company's MBS are carried on the balance sheet at estimated fair value. The estimated fair values of such assets reflect the average of price quotes received from brokers and prices obtained from an independent pricing service, all of which are reviewed by the Company.

     When the estimated fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current estimated fair value, with the amount of impairment charged to current earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. (See Note 2b to the accompanying consolidated financial statements, included under Item 8.)

     Interest Income Recognition

     Interest income on the Company's MBS is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for prepayments in accordance with Statement of Financial Accounting Standards ("FAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". (See Note 2b to the accompanying consolidated financial statements, included under Item 8.)

     Derivative Financial Instruments and Hedging Activities

     The Company applies the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138").

     In accordance with FAS 133, a derivative, which is designated as a hedge, is recognized as an asset/liability and measured at estimated fair value. To qualify for hedge accounting, at inception of the Cap, the Company must anticipate that the hedge will be highly effective in limiting the Company's cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in estimated fair value are included in the accumulated other comprehensive income portion of stockholders' equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge based on the original purchase price. Payments received in connection with the Cap Agreement will be reported a reduction to interest expense, net of the amortization recognized for the premium. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company's Cap Agreements is limited to the original purchase price of the derivative. In order to limit credit risk associated with Cap Agreements, the Company's current policy is to only purchase Caps from financial institutions rated "A" or better by one of the Rating Agencies. Income generated by the Company's Caps, if any, would offset interest expense on the hedged liabilities.

     In order to continue to qualify for and to apply hedge accounting, Cap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether the Cap expects to continue to be effective. If during the term of the Cap Agreement the Company determines that a Cap is not effective or that a Cap is not expected to be effective, the ineffective portion of the Cap will no longer qualify for hedge accounting and, accordingly, subsequent changes in its estimated fair value will be reflected in earnings. At December 31, 2003, the Company had 11 Cap Agreements, with an aggregate notional amount of $310.0 million. There were unrealized losses of $3.3 million on the Company's Cap Agreements. (See Notes 2k and 8 to the accompanying consolidated financial statements, included under Item 8.)

     Off-Balance Sheet Arrangements

     At December 31, 2003, the Company had and continues to hold a limited partner interest that is not consolidated, but rather reported under the equity method. The Company has determined that such entity, in addition to being immaterial to the Company, does not meet the definition of a special purpose entity, which would have required that such entity be consolidated beginning with the fourth quarter of 2003. Further, the Company has not guaranteed any obligations of this unconsolidated entity nor does the Company have any commitment or intent to provide additional funding to such entity. Accordingly, the Company is not materially exposed to any market, credit, liquidity or financing risk related to its limited partner interest accounted for under the equity method. The adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 "Consolidation of Variable Interest Entities, as revised in December 2003" ("FIN 46") such that the limited partner interest will be consolidated with the Company commencing in the first quarter of 2004. The adoption of FIN 46 will not have a material impact on the Company's results of operations or statement of financial condition. (See Note 2m to the accompanying consolidated financial statements, included under Item 8.)

     Impairment of Long-Lived Assets

     Real estate investments held directly or through joint ventures represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, real estate and investments in joint ventures are considered to be held-for-investment and are not carried at amounts in excess of their estimated fair value.

     Income Taxes

     The Company's financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, the Company would be subject to federal, state and local income taxes.

     Accounting for Stock-Based Compensation

     On January 1, 2003, the Company adopted FAS No. 123, "Accounting for Stock-Based Compensation, as amended by FAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", ("FAS 123"). The adoption of FAS 123 did not have an impact on the Company as all outstanding options were fully vested at the time FAS 123 was adopted. However, the Company recorded an expense of $529,000 during the fourth quarter of 2003 related to options and related DERs granted to employees of the Company on October 1, 2003. The future effect of FAS 123 will be based on, among other things, the underlying terms of any future grants of stock-based compensation. Estimating the fair value of stock options requires that assumptions are made, which are subjective. (See Note 14a to the accompanying consolidated financial statements, included under Item 8.)


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

     Borrowings under repurchase agreements increased by $838.5 million to $4.024 billion at December 31, 2003, from $3.186 billion at December 31, 2002. This increase in leverage was facilitated by the increase in the Company's equity capital as a result of the issuance of Common Stock primarily through public offerings during 2003. At December 31, 2003, repurchase agreements had a weighted average borrowing rate of 1.36%, on loan balances of between $297,000 and $97.1 million. These agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     During the year ended December 31, 2003, principal payments on MBS generated cash of $2.044 billion and operations provided $112.2 million in cash. As part of its core investing activities, during the 2003, the Company acquired $3.402 billion of MBS, all of which were either Agency MBS or "AAA" rated ARM-MBS. Other uses of funds during the year ended December 31, 2003, included payments of $60.2 million for dividends on the Company's outstanding Common Stock and DERs.

     During the year ended December 31, 2003, the Company sold MBS with an aggregate carrying value of $389.3 million, realizing net losses of $265,000 and generating cash proceeds of $389.0 million. Although the Company typically intends to hold its investments in MBS for investment purposes, sales may occur as part of the Company's overall asset/liability management in response to various market conditions and opportunities. As such, all of the Company's MBS are designated as available-for-sale.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this registration statement effective. At December 31 2003, the Company had $443.7 million available under this shelf registration statement.

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the SEC declared this registration statement effective. At December 31, 2003, the Company had $8.7 million of available under this shelf registration statement.

     During the year ended December 31, 2003, the Company completed two public offerings of its Common Stock, as detailed below, in which it issued an aggregate of approximately 13.5 million shares and raised net proceeds of $120.8 million. The Company's 2003 equity offerings were as follows:

                          Number of                                            Offering
   Settlement Date         Shares       Price Per Share     Gross Proceeds     Expenses     Net Proceeds
----------------------   -----------   -----------------   ----------------   ----------   --------------
(In thousands, except share and per share amounts)
May 5, 2003 (1)           7,762,500        $  9.20            $  71,415        $  4,224       $  67,191
August 11, 2003           5,000,000           9.80               49,000           2,385          46,615
August 18, 2003 (2)         750,000           9.80                7,350             330           7,020

(1) Includes the exercise of the underwriters' over-allotment option in full.
(2) Represents the exercise of the underwriters' over-allotment option in full on the August 11, 2003 transaction.

     The Company has an aggregate of $452.4 million remaining under its two effective shelf registration statements. To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds for general corporate purposes, including, without limitation, the acquisition of additional MBS consistent with its investment policy and the repayment of its repurchase agreements. The Company may also consider acquiring additional interests in multi-family apartment properties and/or other investments consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

     On December 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC for the purpose of registering Common Stock for sale through the DRSPP. This registration statement was declared effective by the SEC on December 15, 2003 and, when combined with the unused portion of the Company's previous DRSPP shelf registration statement, registered an aggregate of 10.0 million shares of Common Stock. As of December 31, 2003, the Company had issued
3.3 million shares of Common Stock to participants in the DRSPP and received net proceeds of $31.2 million.

     In order to reduce interest rate risk exposure on a portion of the Company's LIBOR-based repurchase agreements, the Company had during 2002 purchased interest rate Cap Agreements, having a notional amount of $260.0 million, for an aggregate cost of $3.7 million. (See "Quantitative and Qualitative Disclosures About Market Risk".) To date, the Company has not received any payments related to its Cap Agreements, as market interest rates were below the Cap Agreements strike rates for 2003 in its entirety. Although no Cap Agreements were entered into during 2003, additional purchases of Cap Agreements may be made during 2004. Cap Agreements generate future cash if interest rates increase beyond the rate specified in the individual agreement.

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company's MBS securing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors. The Company's restricted cash balance represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing. The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies. Through December 31, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying the Company's MBS and/or market interest rates suddenly increase, margin calls on the Company's repurchase agreements could result, causing an adverse change in the Company's liquidity position.

     The following table summarized the effect on the Company's liquidity and cash flows from contractual obligations for repurchase agreements and the non-cancelable office lease at December 31, 2003.

                                2004         2005         2006         2007         2008      Thereafter
                             ----------   ----------   ----------   ----------   ----------   ----------
Repurchase agreements        $3,551,976   $  148,200   $  324,200   $       --   $       --   $       --

Long-term lease obligation          338          342          348          348          349        1,311
                             ----------   ----------   ----------   ----------   ----------   ----------
                             $3,552,314   $  148,542   $  324,548   $      348   $      349   $    1,311
                             ==========   ==========   ==========   ==========   ==========   ==========

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

                                  OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company's ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in this annual report on Form 10-K. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests (the "55% Test"). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test. Therefore, the Company's ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is somewhat higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with the 55% Test in order to maintain its exempt status under the Investment Company Act. As of December 31, 2003, the Company had determined that it was in and had maintained compliance with the 55% Test.

                           FORWARD LOOKING STATEMENTS

     When used in this annual report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Act and Section 21E of the 1934 Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

     These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing the Company's MBS; changes in interest rates and the market value of the Company's MBS; the Company's ability to use borrowings to finance its assets; changes in government regulations affecting the Company's business; the Company's ability to maintain its qualification as a REIT for federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total rates of return through stock ownership of the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient returns to justify the taking of such risks and to maintain capital levels consistent with the risks that it does undertake.


                               INTEREST RATE RISK

     The Company primarily invests in ARM-MBS, which include hybrid MBS, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually. As of December 31, 2003, applying a 15% CPR, the weighted average term to repricing or prepayment of the Company's ARM-MBS portfolio was 18 months and the weighted average term to repricing on repurchase agreements was 7 months, resulting in repricing gap of 11 months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company's interest-earning assets and interest-bearing liabilities. As of December 31, 2003, based on contractual terms (i.e., assuming no prepayments), the Company's ARM-MBS portfolio had a weighted average term to repricing of 23 months and repurchase agreements had a weighted average term to repricing of 8 months, resulting in a 15 month contractual repricing gap. The Company's debt obligations are generally repurchase agreements with terms of three years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company's adjustable-rate assets are primarily dependent on the LIBOR and one-year CMT rate, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. While the LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At December 31, 2003, the Company had 61.6% of its ARM-MBS portfolio repricing from the one-year CMT index, 34.2% repricing from the one-year LIBOR index, 3.3% repricing from COFI and 0.9% repricing from the 12 month CMT moving average.

     The Company's adjustable-rate investment assets and borrowings (i.e., repurchase agreements) reset on various dates that differ for the specific asset or obligation. In general, the repricing of the Company's debt obligations occurs more quickly than the repricing of assets. Therefore, on average, the Company's cost of borrowings may rise or fall more quickly than does its earnings rate on the assets.

     The mismatch between repricings or maturities within a time period is commonly referred to as the "gap" for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming a 15% CPR; however, actual prepayment speeds could vary significantly from the rate assumed in the table. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from periodic and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company's assets and liabilities.

     The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company's MBS or include assets and liabilities that are not interest rate sensitive or the Company's hedging instruments. The following table presents the Company's interest rate risk using the gap methodology at December 31, 2003.

                                                                         At December 31, 2003
                                        ------------------------------------------------------------------------------------
                                         Less than     Three Months   One Year to   Two Years to   Beyond Three
(In Thousands)                          Three Months   to One Year     Two Years     Year Three       Years         Total
                                        ------------   ------------   -----------   ------------   ------------   ----------
Interest-Earning Assets:
 ARM-MBS                                 $  385,700     $1,432,724     $1,016,460    $1,323,326     $  207,444    $4,365,654

 Fixed-Rate - MBS                                --             --             --            --          7,064         7,064

 Cash                                       139,707             --             --            --             --       139,707
                                         ----------     ----------     ----------    ----------     ----------    ----------
   Total interest-earning assets            525,407      1,432,724      1,016,460     1,323,326        214,508     4,512,425

Interest Bearing Liabilities:

 Repurchase agreements                      915,655      2,636,321        148,200       324,200             --     4,024,376
                                         ----------     ----------     ----------    ----------     ----------    ----------
   Total interest-bearing liabilities       915,655      2,636,321        148,200       324,200             --     4,024,376

Interest sensitivity gap                   (390,248)    (1,203,597)       868,260       999,126        214,508       488,049
Cumulative interest sensitivity gap        (390,248)    (1,593,845)      (725,585)      273,541        488,049

     To a limited extent, the Company uses Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Cap Agreements, which hedge against increases in interest rates on the Company's LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. The Company's Cap Agreements, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company's repurchase agreements, which are typically priced off of LIBOR. As of December 31, 2003, the Company had $310.0 million of notional amount of Cap Agreements, with a weighted average strike rate for the one-month LIBOR of 4.54%.


                                MARKET VALUE RISK

     Substantially all of the Company's investment securities are designated as "available-for-sale" assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of stockholders' equity. (See Note 13 to the accompanying consolidated financial statements, included under Item 8.) The estimated fair value of the Company's MBS fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are issued or guaranteed as to principal or interest by an agency of the U.S. government or a federally chartered corporation or are "AAA" rated, such fluctuations are generally not based on the creditworthiness of the mortgages securing such MBS. Generally, in a rising interest rate environment, the estimated fair value of the Company's MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company's MBS decreases, the Company may receive margin calls from its repurchase agreement counterparties due to such a decline in the estimated fair value of the MBS collateralizing repurchase agreements.

                                 LIQUIDITY RISK

     The primary liquidity risk for the Company arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with debt in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the guidelines established by the Company's operating policies, maturities are not required to be, nor are they matched.

     The Company's assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At December 31, 2003, the Company had cash and cash equivalents of $139.7 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should prepayment speeds on the mortgages underlying the Company's MBS and/or market interest rates suddenly increase, margin calls on the Company's repurchase agreements could result, causing an adverse change in the Company's liquidity position.


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

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At December 31, 2003, the gross unamortized premium for ARM-MBS for financial accounting purposes was $95.9 million (2.26% of the carrying value of MBS) while the gross unamortized premium for federal tax purposes was estimated at $91.0 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.


                              TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on 2004 projected net interest income and portfolio value based on the investments in the Company's portfolio on December 31, 2003 and includes the Company's interest-rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

      Change in             Percentage Change            Percentage Change
   Interest Rates         in Net Interest Income         in Portfolio Value
--------------------   ----------------------------   ------------------------
         1.00%                   (6.66%)                      (1.78%)
         0.50%                   (1.26%)                      (0.85%)
       (0.50%)                    1.77%                        0.76%
       (1.00%)                    8.36%                        1.43%

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

     The table quantifies the potential changes in net interest income and portfolio value should interest rates immediately change ("Shock"). The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on a assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement and amount of borrowing.

     The impact on portfolio value is approximated using the calculated effective duration of 1.60 and expected convexity of (0.35). Impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding. The Company's asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as the Company's repurchase agreements are generally shorter term than the Company's interest earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management's expectation along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 30% decrease in the CPR of the MBS portfolio. The base interest rate scenario assumes interest rates at December 31, 2003. Actual results could differ significantly from those estimated in the table.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

                                                                                                   Page
Reports of Independent Accountants ................................................................ 36

Financial Statements:

Consolidated Statements of Financial Condition of the Company at
    December 31, 2003 and December 31, 2002........................................................ 37

Consolidated Statements of Income of the Company for the years ended
    December 31, 2003, 2002 and 2001............................................................... 38

Consolidated Statements of Changes in Stockholders' Equity of the Company for the years ended
    December 31, 2003, 2002 and 2001............................................................... 39

Consolidated Statements of Cash Flows of the Company for the years ended
    December 31, 2003, 2002 and 2001............................................................... 40

Consolidated Statements of Comprehensive Income of the Company for the years ended
    December 31, 2003, 2002 and 2001............................................................... 41

Notes to the Consolidated Financial Statements of the Company...................................... 42

     All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and/or notes thereto.

     Financial statements of subsidiaries, 50%-or-less-owned investees, or lesser components of another entity have been omitted, as such entities do not individually or in the aggregate exceed the 20% threshold under either the investment or income tests.

                       REPORTS OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of MFA Mortgage Investments, Inc.:

We have audited the accompanying consolidated statement of financial condition of MFA Mortgage Investments, Inc. as of December 31, 2003, and the related consolidated statement of income, changes in stockholders' equity, cash flows and comprehensive income for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of MFA Mortgage Investments, Inc. at December 31, 2003, and the consolidated results of its operations, cash flows and comprehensive income for the year then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
New York, New York
February 4, 2004


---------------------------------------------------------------------------


To the Board of Directors and Stockholders of MFA Mortgage Investments, Inc.:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of MFA Mortgage Investments, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 3, 2003

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Amounts)                                At December 31,
                                                                            --------------------------
                                                                               2003           2002
                                                                            -----------    -----------
Assets
  Mortgage backed securities ("MBS") (Note 4)                               $ 4,372,718    $ 3,485,319
  Cash and cash equivalents                                                     139,707         64,087
  Restricted cash                                                                    --             39
  Accrued interest receivable                                                    18,809         19,472
  Interest rate cap agreements (Note 8)                                             276          1,108
  Equity interests in real estate investments (Note 7)                            2,802          3,806
  Real estate (Note 7)                                                           21,486         21,986
  Goodwill, net                                                                   7,189          7,189
  Receivable under Discount Waiver, Direct Stock Purchase and Dividend
    Reinvestment Plan (Note 11 )                                                    705             --
  Prepaid and other assets                                                        1,238            853
                                                                            -----------    -----------
                                                                            $ 4,564,930    $ 3,603,859
                                                                            ===========    ===========

Liabilities
  Repurchase agreements  (Note 9)                                           $ 4,024,376    $ 3,185,910
  Accrued interest payable                                                        7,239         14,299
  Mortgages payable on real estate                                               16,161         16,337
  Dividends payable                                                              15,923         14,952
  MBS purchase payable                                                           15,010             --
  Accrued expenses and other liabilities                                          1,263          1,161
                                                                            -----------    -----------
                                                                              4,079,972      3,232,659
                                                                            -----------    -----------

Commitments and contingencies  (Note 10)                                             --             --

Stockholders' Equity
  Common stock, $.01 par value; 375,000,000 shares authorized;
    63,201,224 and 46,270,855 issued and outstanding for
     2003 and 2002, respectively  (Note 11)                                         632            463
  Additional paid-in capital                                                    512,199        359,359
  Accumulated deficit                                                           (15,764)       (12,417)
  Accumulated other comprehensive (loss)/income  (Note 13)                      (12,109)        23,795
                                                                            -----------    -----------
                                                                                484,958        371,200
                                                                            -----------    -----------
                                                                            $ 4,564,930    $ 3,603,859
                                                                            ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Year Ended December 31,
                                                                 ---------------------------------
                                                                   2003        2002        2001
                                                                 ---------   ---------   ---------
(In Thousands, Except Per Share Amounts)
Interest and Dividend Income:
MBS income                                                       $ 119,612   $ 126,238   $  53,387
Corporate debt securities income                                        --         791       1,610
Dividend income                                                         --          39         666
Interest income on temporary cash investments                          746         926         842
                                                                 ---------   ---------   ---------
    Total Interest and Dividend Income                             120,358     127,994      56,505
                                                                 ---------   ---------   ---------

Interest Expense on Repurchase Agreements                           56,592      63,491      35,073
                                                                 ---------   ---------   ---------

    Net Interest and Dividend Income                                63,766      64,503      21,432
                                                                 ---------   ---------   ---------

Other Income/(Loss):

Revenue from operations of real estate (Note 7)                      2,663         685          --
(Loss)/income from equity interests in real estate (Note 7)           (421)         80         563
Net (loss)/gain on sale of securities                                 (265)        205        (438)
Gain on sale of real estate and equity investments in real
  estate, net                                                        1,697          --       2,574
Other-than-temporary impairment of securities (Note 5)                  --      (3,474)     (2,453)
Other income                                                             2          --          --
                                                                 ---------   ---------   ---------
    Total Other Income/(Loss)                                        3,676      (2,504)        246
                                                                 ---------   ---------   ---------

Operating and Other Expense:
Compensation and benefits (Note 14)                                  4,447       2,929          --
Real estate operating expense (Note 7)                               1,767         185          --
Mortgage interest on real estate (Note 7)                            1,102         304          --
Other general and administrative                                     2,278       2,487       1,017
Advisor fees (Note 3)                                                   --          --       4,338
Costs incurred in acquiring external advisor (Note 3)                   --          --      12,539
                                                                 ---------   ---------   ---------
    Total Operating and Other Expense                                9,594       5,905      17,894
                                                                 ---------   ---------   ---------

    Net Income                                                   $  57,848   $  56,094   $   3,784
                                                                 =========   =========   =========

Net Income Per Share:
Net income per share - basic                                     $    1.07   $    1.35   $    0.25
Weighted average shares outstanding - basic                         53,999      41,432      15,229

Net income per share - diluted                                   $    1.07   $    1.35   $    0.25
Weighted average shares outstanding - diluted                       54,061      41,534      15,330


The accompanying notes are an integral part of the consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             For the Year Ended December 31,
                                                                             ------------------------------
                                                                               2003       2002       2001
                                                                             --------   --------   --------
(In Thousands, Except Share and Per Share Amounts)
Common Stock - (Par Value $.01):
Balance at beginning of year                                                 $    463   $    283   $     87
  Issuance of 1,287,501 shares pursuant to Advisor Merger (Note 3)                 --         --         13
  Issuance of shares, net of offering expenses                                    168        179        183
  Issuance of shares for option exercises and stock based
     compensation                                                                   1          1         --
                                                                             --------   --------   --------
Balance at end of year                                                            632        463        283
                                                                             --------   --------   --------

Additional Paid-in Capital:
Balance at beginning of year                                                  359,359    212,001      73,828
  Issuance of common shares to directors                                           --         67         50
  Exercise of common stock options                                                408        438        128
  Compensation expense for stock options                                          529         64        142
  Issuance of 1,287,501 shares pursuant to Advisor Merger (Note 3)                 --         --     11,253
  Issuance of common shares, net of expenses                                  151,903    146,789    126,600
                                                                             --------   --------   --------
Balance at end of year                                                        512,199    359,359    212,001
                                                                             --------   --------   --------

Accumulated Deficit:
Balance at beginning of year                                                  (12,417)   (13,704)      (440)
  Net income                                                                   57,848     56,094      3,784
  Cash dividends declared ($1.09, $1.24, $.845 per share, respectively)       (61,195)   (54,807)   (17,048)
                                                                             --------   --------   --------
Balance at end of year                                                        (15,764)   (12,417)   (13,704)
                                                                             --------   --------   --------

Accumulated Other Comprehensive (Loss)/Income:
Balance at beginning of year                                                   23,795      5,044     (3,563)
  Unrealized (loss)/gain on available-for-sale securities, net                (35,504)    21,851      8,444
  Unrealized (loss)/gain on interest rate cap agreements                         (400)    (3,100)       163
                                                                             --------   --------   --------
Balance at end of year                                                        (12,109)    23,795      5,044
                                                                             --------   --------   --------

Total Stockholders' Equity                                                   $484,958   $371,200   $203,624
                                                                             ========   ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Year Ended December 31,
                                                                                       ---------------------------------------
(In Thousands)                                                                            2003          2002          2001
                                                                                       -----------   -----------   -----------
Cash Flows From Operating Activities:
Net income                                                                             $    57,848   $    56,094   $     3,784
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(gain) on sale of portfolio investments                                               265          (205)          438
Other-than-temporary impairment recognized on corporate debt securities                         --         3,474         2,453
Amortization of purchase premium on investments net of accretion of discounts               45,451        28,094         5,355
Amortization of premium cost for interest rate cap agreements                                  432             3            --
Amortization of goodwill                                                                        --            --           200
Stock issued in consideration of termination of advisor agreement                               --            --        11,266
Decrease/(increase) in interest receivable                                                     663        (7,132)       (8,907)
(Decrease)/increase in other assets and other                                               (1,090)         (428)          251
Increase/(decrease) in accrued expenses and other liabilities                               15,112           555            56
(Decrease)/increase in accrued interest payable                                             (7,060)        2,912         9,348
Stock option expense                                                                           529            --            --
                                                                                       -----------   -----------   -----------
     Net cash provided by operating activities                                             112,150        83,367        24,244
                                                                                       -----------   -----------   -----------

Cash Flows From Investing Activities:
Principal payments on MBS                                                                2,044,170     1,301,856       293,619
Proceeds from sale of corporate equity securities                                               --         3,947         6,705
Proceeds from sale of corporate debt securities                                                 --         5,664         2,516
Proceeds from sale of MBS                                                                  389,009        93,075         5,544
Distributions from real estate investees                                                                      --            19
Purchases of MBS                                                                        (3,401,798)   (2,958,608)   (1,753,323)
Purchases of corporate equity securities                                                        --            --          (392)
Equity loss/(income) from equity investments in real estate                                    421           186           (66)
Depreciation and amortization on real estate                                                   500            --            --
Purchase of controlling interest in consolidated subsidiary                                     --          (260)           --
Net gain on sale of real estate equity interests and real estate                            (1,697)           --        (2,574)
Distributions from equity investees                                                          2,280            --            --
Cash increase from initial consolidation of subsidiary                                          --           419            --
                                                                                       -----------   -----------   -----------
     Net cash used by investing activities                                                (967,115)   (1,553,721)   (1,447,952)
                                                                                       -----------   -----------   -----------

Cash Flows From Financing Activities:
Decrease/(increase) in restricted cash                                                          39        39,460       (39,000)
Purchase of interest rate cap agreements                                                        --        (3,697)         (350)
Net increase in repurchase agreements                                                      838,466     1,340,312     1,397,015
Net proceeds from issuance of common stock                                                 152,071       146,968       126,783
Dividends paid                                                                             (60,224)      (47,573)      (10,736)
Principal amortization of mortgage principal on real estate                                   (176)           --            --
Proceeds from exercise of stock options                                                        409           438           128
                                                                                       -----------   -----------   -----------
     Net cash provided by financing activities                                             930,585     1,475,908     1,473,840
                                                                                       -----------   -----------   -----------
Net increase in cash and cash equivalents                                                   75,620         5,554        50,132
Cash and cash equivalents at beginning of period                                            64,087        58,533         8,401
                                                                                       -----------   -----------   -----------
Cash and cash equivalents at end of period                                             $   139,707   $    64,087   $    58,533
                                                                                       ===========   ===========   ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                               $    64,322   $    60,883   $    25,726
                                                                                       ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         MFA MORTGAGE INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                      For the Year Ended December 31,
                                                                      ------------------------------
                                                                        2003       2002       2001
                                                                      --------   --------   --------
(In Thousands, Except Share and Per Share Amounts)
Net Income                                                            $ 57,848   $ 56,094   $  3,784
Other Comprehensive Income:
  Unrealized holding (losses)/gains arising during the year, net       (35,504)    21,851      8,444
  Unrealized holding (losses)/gains on interest rate cap
     agreements arising during the year, net                              (400)    (3,100)       163
                                                                      --------   --------   --------
Comprehensive Income                                                  $ 21,944   $ 74,845   $ 12,391
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


The accompanying notes are an integral part of the consolidated financial statements

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     MFA Mortgage Investments, Inc. (the "Company") was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

     The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments. (See Note 11.)

     From the time of its formation through January 1, 2002, the Company was externally managed by America First Mortgage Advisory Corporation (the "Advisor"), pursuant to an agreement between the parties. As an externally managed company, the Company had no employees of its own and relied on the Advisor to conduct its business and operations.

     On January 1, 2002, the Company acquired the Advisor through a merger (the "Advisor Merger") and, as a result, became self-advised. For accounting purposes, the Advisor Merger was not considered the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" as superceded by Financial Accounting Standards ("FAS") 141, "Business Combinations" and, therefore, the market value of the Company's common stock, par value $0.01 per share ("Common Stock"), issued, valued as of the consummation of the Advisor Merger, in excess of the estimated fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

     On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation and Consolidation
     The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP") utilized in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries, significant intercompany accounts and transactions have been eliminated.

     (b) MBS, Corporate Debt Securities and Corporate Equity Securities
     FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments in securities be designated as either "held-to-maturity," "available-for-sale" or "trading" at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to meet other general corporate purposes. (See Note 4.)

     Gains or losses on the sale of investment securities are based on the specific identification method.

     The Company's adjustable-rate assets are comprised primarily of adjustable-rate MBS ("ARM-MBS") issued or guaranteed as to principal or interest by an agency of the U.S. government, such as the Government National Mortgage Association ("Ginnie Mae"), or a federally chartered corporation, such as Fannie Mae or the Freddie Mac. The Company's portfolio of ARM-MBS includes hybrid MBS, which have interest rates that are fixed for a specified period, and thereafter, generally reset annually. At December 31, 2003, 91.7% of the Company's MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider prepayments.

     Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

     During 2002, the Company liquidated the remainder of its portfolio of corporate debt and equity securities, with the final sale of such securities made during the quarter ended September 30, 2002. The Company's corporate debt securities were comprised of non-investment grade, high yield bonds. The Company had taken an impairment charge of $3,474,000 on certain of its corporate debt securities during the first quarter of 2002. (See Notes 3d and 5.)

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

     (e) Credit Risk
     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are issued or guaranteed as to principal or interest by an agency of the U.S. government, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac (collectively, "Agency MBS"). Pursuant to its operating policies, the remainder of the Company's assets may consist of investments in: (i) multi-family apartment properties; (ii) limited partnerships, real estate investment trusts or preferred stock of a real estate related corporations; or (iii) other fixed-income instruments. At December 31, 2003, 93.2% of the Company's assets consisted of Agency MBS and receivables, 3.0% were MBS rated "AAA" by Standard & Poor's Corporation, a nationally recognized rating agency, and 3.1% were cash and cash equivalents; combined these assets comprised 99.3% of the Company's total assets.

     Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management's internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At December 31, 2003 and December 31, 2002, the Company had no remaining assets on which an impairment charge had been made.

     (f) Real Estate Investments
     At December 31, 2003, the Company indirectly held a 100% ownership interest in a multi-family apartment property known as The Greenhouse and a 99.9% interest in a multi-family apartment property known as Lealand Place. Prior to October 1, 2002, the Company held indirect interests in these two properties through its preferred stock investment in Retirement Centers Corporation, a Delaware corporation ("RCC"), and accounted for its investments in RCC and these two properties under the equity method of accounting. Commencing on October 1, 2002, when the Company purchased all of the remaining outstanding securities of RCC, RCC became a wholly-owned subsidiary of the Company and, as such, was consolidated with the Company on a prospective basis. RCC is consolidated with its subsidiaries, which directly hold these two properties, both of which were acquired through tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). (See Note 7a.)

     In addition, the Company holds a 99% limited partner interest in a limited partnership, which owns a multi-family apartment property known as Cameron at Hickory Grove, which is accounted for under the equity method.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization, not to exceed estimated fair value. Depreciation and amortization are computed using the straight-line method over the useful life of the related asset. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life. The Company intends to hold its remaining real estate investments as long-term investments.

     (g) Repurchase Agreements
     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent with the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. Through December 31, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     Original terms to maturity of the Company's repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose holding or parent company's long-term debt rating is "A" or better as determined by at least one nationally recognized rating agency (collectively, the "Rating Agencies"), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company's Board of Directors (the "Board"). In the event an existing lender is downgraded below "A," the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company's stockholders' equity. At December 31, 2003, the Company had amounts outstanding under repurchase agreements with 11 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of $37.6 million. (See Note 9.)

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

     (i) Comprehensive Income
     The Company's consolidated statements of comprehensive income include all changes in the Company's stockholders' equity with the exception of additional investments by or dividends to stockholders. Such comprehensive income for the Company includes net income and the change in net unrealized holding gains/(losses) on investments and certain derivative instruments. (See Note 13.)

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (j) Federal Income Taxes
     The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

     (k) Derivative Financial Instruments - Interest Rate Cap Agreements
     In accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"), a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for the Company's interest rate cap agreements ("Cap Agreements") to qualify for hedge accounting, upon entering into the Cap Agreement, the Company must anticipate that the hedge will be highly "effective," as defined by FAS 133, in limiting the Company's cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in the estimated fair value of the Cap Agreements are included in other comprehensive income. Upon commencement of the Cap Agreement active period, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the Cap Agreement will be reported as a reduction to interest expense. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company's Cap Agreements is limited to the original purchase price. In order to limit credit risk associated with Cap Agreements, the Company's current policy is to only purchase Cap Agreements from financial institutions rated "A" or better by at least one of the Rating Agencies. Income generated by Cap Agreements, if any, would be an offset to interest expense on the hedged liabilities.

     In order to continue to qualify for and to apply hedge accounting, Cap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether it is expected that the Cap will continue to be effective. If during the term of the Cap Agreement, the Company determines that a Cap is not effective or that a Cap is not expected to be effective, the ineffective portion of the Cap will no longer qualify for hedge accounting and, accordingly, subsequent changes in its estimated fair value will be reflected in earnings.

     At December 31, 2003, the Company had 11 Cap Agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $310.0 million. The Company utilizes Cap Agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. At December 31, 2003, there were unrealized losses of $3.3 million on the Company's Cap Agreements. (See Note 8.)

     (l) Adoption of New Accounting Standards
     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. FAS 142 requires that goodwill is no longer amortized, but instead be tested for impairment at least annually. At the date of adoption, the Company had unamortized goodwill of approximately $7.2 million, which represents the excess of the fair value of the Common Stock issued over the fair value of net assets acquired when the Company was formed in 1998 through a merger transaction. There was no amortization expense related to goodwill in 2002. Had FAS 142 been adopted for the year ended December 31, 2001, net income for the year then ended would have increased by $200,000. The Company's adoption of FAS 141 and FAS 142 on January 1, 2002 did not have a material effect on the Company's consolidated financial statements.

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

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148, amends FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amended the disclosure requirements of Statement 123 requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed below, the Company recorded option expense for options granted subsequent to January 1, 2003, in accordance with FAS 123, as amended by FAS 148.

     On January 1, 2003, the Company adopted FAS No. 123, as amended. The adoption of FAS 123 did not have an impact on the Company as all outstanding options were fully vested at the time FAS 123 was adopted. However, the Company recorded an expense of $529,000 during the fourth quarter of 2003 related to options and related dividend equivalent rights ("DERs") granted to employees of the Company on October 1, 2003. The future effect of FAS 123 will be based on, among other things, the underlying terms of any future grants of stock-based compensation. (See Note 14a.)

     (m) New Accounting Pronouncements
     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 requires consolidation by the primary beneficiary of all variable interest entities. FIN 46 became effective immediately for investments in all variable interest entities acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after June 15, 2003. FIN 46 applies to one of the Company's equity investments in real estate in which it has a majority interest as a limited partner but has not historically consolidated because it does not have effective control under the terms of the respective partnership agreements. On October 8, 2003, the FASB deferred the effective date of FIN 46, such that the Company would have applied the provisions of such statements beginning with the fourth quarter of 2003, however, the revisions to FIN 46 issued in December 2003, among other things, allows the Company to commence consolidating such investments beginning January 1, 2004. The application of FIN 46 will not have a material impact on the Company's consolidated financial statements, as its investment as a limited partner in such entity is immaterial. (See Note 7b.)

     (n) Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

     (a) Advisor Fees and Advisor Merger
     Prior to January 1, 2002, the Advisor managed the operations and investments, and performed administrative services, for the Company. Prior to the Advisor Merger, the Advisor was owned directly and indirectly by certain of the Company's directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of Stockholders' Equity of the Company, plus 0.80% per annum of the portion of stockholders' equity of the Company above $300 million. The Company also paid the Advisor, as incentive compensation for each calendar quarter, an amount equal to 20% of the dollar amount by which the annualized return on equity for such quarter exceeded the amount necessary to provide an annualized return on equity equal to the ten-year U.S. treasury rate plus 1%. For the year ended December 31, 2001, the Advisor earned a base management fee of approximately $1.4 million and incentive compensation of approximately $2.9 million, of which $511,000 was attributable to the gains on sale of certain of the Company's interests in real estate. (See Note 7.)

     The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the "Advisor Merger Agreement"), with the Advisor, America First Companies L.L.C. ("AFC") and the stockholders of the Advisor. In December 2001, the Company's stockholders approved the terms of the Advisor Merger Agreement, which provided for the merger of the Advisor into the Company effective 12:01 a.m. on January 1, 2002. Pursuant to the Advisor Merger Agreement, the Company issued 1,287,501 shares of its Common Stock to the stockholders of the Advisor effective January 1, 2002. As a result, the Company became self-advised commencing January 1, 2002 and, since such time, has directly incurred the cost of all overhead necessary for its operation and administration. The market value of the Common Stock issued in the Advisor Merger, valued as of the consummation of the Advisor Merger in excess of the estimated fair value of the net tangible assets acquired, was charged to operating income of the Company for the year ended December 31, 2001.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Certain of the Company's directors and executive officers who were involved in discussions and negotiations relating to the Advisor Merger had, and continue to have, interests that would be affected by the Advisor Merger. At the time of the Advisor Merger, AFC owned 80% of the outstanding capital stock of the Advisor. At that time, Michael Yanney, the Company's former Chairman of the Board, who retired from the Board in March 2003, and George H. Krauss, one of the Company's directors, beneficially owned approximately 57% and 17%, respectively, of AFC. In addition, Stewart Zimmerman, the Company's President and Chief Executive Officer, and William S. Gorin, the Company's Executive Vice President and Chief Financial Officer, collectively owned 3% of AFC. At the time of the Advisor Merger, Messrs. Zimmerman, Gorin and Ronald A. Freydberg, the Company's Executive Vice President, also owned, in the aggregate, the remaining 20% of the Advisor. Accordingly, the Advisor Merger resulted in these individuals receiving, in the aggregate, beneficial ownership of an additional 1,287,501 shares of the Common Stock valued at $11.3 million at the time of the Advisor Merger.

     Because the Advisor Merger was between affiliated parties and may not be considered to have been negotiated in a completely arm's-length manner, the Board established a special committee of the Board which consisted of three of the Company's independent directors who had no personal interest in the Advisor Merger, to direct the negotiations relating to the Advisor Merger on the Company's behalf and to consider and make recommendations to the Board relating to the Advisor Merger.

     (b) Property Management
     America First Properties Management Company L.L.C. (the "Property Manager"), a wholly-owned subsidiary of AFC, provides property management services for the multi-family apartment properties in which the Company holds investment interests. The Property Manager also provided property management services to certain properties in which the Company previously held investment interests. Michael Yanney, the Company's former Chairman of the Board, who retired from the Board in March 2003, has been the Chairman of AFC since 1984 and Mr. Yanney and George H. Krauss, one of the Company's directors, beneficially own equity interests in AFC. The Property Manager receives a management fee equal to a stated percentage of the gross revenues generated by these properties, ranging from 3.5% to 4.0% of gross receipts. Commencing January 1, 2004, such fee will be 3.0% and may be increased to 4.0% if a property meets certain performance objectives. All fees paid to the Property Manager are considered to be market rates for such services. The Company paid the Property Manager fees of approximately $298,000, $412,000 and $432,000 respectively, for the years ended December 31, 2003, 2002 and 2001.

     (c) Investment in Retirement Centers Corporation
     From 1998 thorough September 30, 2002, the Company held all of the non-voting preferred stock, representing 95% of the ownership and economic interest in RCC. Through September 30, 2002, Mr. Gorin, the Company's Executive Vice President and Chief Financial Officer, held all of the voting common stock of RCC, representing a 5% economic interest and 100% controlling interest in RCC.

     On October 1, 2002, the Company purchased 100% of the voting common stock held by Mr. Gorin for $260,000. The purchase price was based on the estimated value of the underlying properties, as determined by independent appraisers, net of the related mortgage indebtedness. As a result of the purchase of this voting common stock, RCC became a wholly-owned subsidiary of the Company. (See Note 7.)

     (d) Investments in Certain Corporate Debt Securities
     Prior to the Company liquidating its corporate debt securities portfolio in 2002, the Company held the corporate debt securities of RCN Corporation ("RCN"), which were purchased between February 1999 and August 2000, and Level 3 Corporation ("Level 3"), which were purchased between August 1998 and August 2000. Mr. Yanney, who retired as the Company's Chairman of the Board in March 2003, was on the board of directors of both RCN and Level 3. One of the Company's Directors, W. David Scott, is the son of the Chairman of both Level 3 and RCN at the time the Company purchased and sold these securities.

     (e) Advisory Services
     During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation ("Spartan Inc."). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company ("Spartan LLC"). On November 7, 2003, Spartan LLC entered into a sub-advisory agreement with America First Apartment Advisory Corporation ("AFAAC"), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. ("AFAI"), pursuant to which Spartan LLC agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI's acquisition and disposition of MBS and the maintenance of AFAI's MBS portfolio. During the fourth quarter of 2003, the

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company earned a fee of $2,000 related to the sub-advisory services rendered by Spartan LLC to AFAAC. George H. Krauss, one of the Company's directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC, which owns 100% of the voting stock of AFAAC.

4. Mortgage Backed Securities

     At December 31, 2003 and 2002, all of the Company's MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, as determined by obtaining market prices obtained from investment banks that trade such securities and from an independent pricing source. The following table presents the carrying value of the Company's MBS at December 31, 2003 and 2002.

                                   2003          2002
                                -----------   -----------
(In Thousands)
Agency MBS:
  Fannie Mae Certificates       $ 2,782,066   $ 1,901,621
  Ginnie Mae Certificates           344,363         5,577
  Freddie Mac Certificates        1,109,941     1,450,675
Non-agency "AAA" rated              136,348       127,446
                                -----------   -----------
                                $ 4,372,718   $ 3,485,319
                                ===========   ===========

     At December 31, 2003 and 2002, the Company's portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $4.366 billion and $3.479 billion, respectively, and fixed-rate MBS with carrying values of approximately $7.1 million and $6.8 million, respectively.

     Agency MBS: Although not rated, Agency MBS carry an implied "AAA" rating. Agency MBS are guaranteed as to principal or interest by an agency of the U.S. government, such as Ginnie Mae, or federally chartered corporation, such as Fannie Mae or Freddie Mac. The payment of principal and interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

     Non-Agency "AAA": Non-Agency "AAA" MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency "AAA" MBS are rated as such by one of the Rating Agencies. "AAA" is the highest bond rating given by Rating Agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. government or any of its agencies or any federally chartered corporation.

     The following table presents the components of the carrying value of the Company's MBS portfolio at December 31, 2003 and 2002:

                                            2003             2002
                                         -----------      -----------
(In Thousands)
Principal balance                        $ 4,245,458      $ 3,338,937
Principal payment receivable                  40,170           43,338
                                         -----------      -----------
                                           4,285,628        3,382,275

Unamortized premium                           96,162           76,333
Unaccreted discount                             (299)             (20)
Gross unrealized gains                        10,882           27,154
Gross unrealized losses                      (19,655)            (423)
                                         -----------      -----------
Carrying value/estimated fair value      $ 4,372,718      $ 3,485,319
                                         ===========      ===========

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents the gross unrealized losses and estimated fair value of the Company's, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                              Less than 12 Months            12 Months or more                     Total
                                          ---------------------------   ---------------------------   ---------------------------
                                          Estimated Fair   Unrealized   Estimated Fair   Unrealized   Estimated Fair   Unrealized
(In Thousands)                                Value          losses          Value         losses         Value          losses
                                          --------------   ----------   --------------   ----------   --------------   ----------
Agency MBS:
 Fannie Mae                                 $1,828,964      $ 12,628       $     --       $     --      $1,828,964      $ 12,628
 Ginnie Mae                                      8,667             7             --             --           8,667             7
 Freddie Mac                                   632,525         5,545         17,228             85         649,753         5,630
Non-agency AAA rated MBS                       126,203         1,390             --             --         126,203         1,390
                                            ----------      --------       --------       ---------     ----------      --------
  Total temporarily impaired securities     $2,596,359      $ 19,570       $ 17,228       $     85      $2,613,587      $ 19,655
                                            ==========      ========       ========       =========     ==========      ========

     All of the Company's MBS are either Agency MBS, which have an implied "AAA" rating or non-agency MBS that are rated "AAA", as such none of the unrealized losses are considered to be credit related. In addition, at December 31, 2003, the Company had one MBS with an amortized cost of $17.3 million, which is expected to remain in the Company's portfolio, that had unrealized losses for 12 months or more. At December 31, 2003, this MBS had a gross unrealized loss of $85,000.

     The following table presents interest income and premium amortization on the Company's MBS portfolio for the years ended December 31, 2003, 2002 and 2001.

                               2003        2002        2001
                            ---------   ---------   ---------
(In Thousands)
Coupon interest on MBS      $ 165,063   $ 154,329   $  58,965
Premium amortization          (45,452)    (28,093)     (5,598)
Discount accretion                  1           2          20
                            ---------   ---------   ---------
Interest income on MBS      $ 119,612   $ 126,238   $  53,387
                            =========   =========   =========

5. Corporate Debt Securities

     During 2002, the Company liquidated its remaining portfolio of corporate debt securities, realizing gains of $937,000 and losses of $1,575,000. These securities were comprised of "non-investment grade," "high yield bonds". The Company had taken impairment charges of $3,474,000 and $2,453,000 on certain of its corporate debt securities during 2002 and 2001, respectively. The Company did not have any investments in corporate debt securities during 2003.

6. Corporate Equity Securities

     During 2002, the Company liquidated its remaining portfolio of corporate equity securities, realizing gains of $569,000. The Company did not have any investments in equity securities during 2003.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Real Estate and Equity Interests in Real Estate

     Real estate investments, which are consolidated with the Company, and equity interests in real estate was comprised of the following at December 31, 2003 and 2002:

                                            2003          2002
                                          --------      --------
Real Estate:
  Land and buildings                      $ 21,486      $ 21,986
  Cash                                         283           419
  Prepaid and other assets                     324           287
  Mortgages payable                        (16,161)      (16,337)
  Accrued interest payable                     (58)          (60)
  Other payables                              (210)         (212)
                                          --------      --------
      Net real estate related assets      $  5,664      $  6,083
                                          ========      ========

Equity Interest in Real Estate            $  2,802(1)      3,806(2)
                                          ========      ========

     (1) At December 31, 2003, equity interests in real estate was comprised of the Company's 99% limited partner interest in Owings Chase Limited Partnership, which owns a 202-unit multi-family apartment property, located in Charlotte, North Carolina, which had outstanding a $6.8 million non-recourse mortgage loan.

     (2) At December 31, 2002, equity interest in real estate was comprised of the Company's interest in four limited partnerships, which had outstanding an aggregate of $31.4 million of non-recourse mortgage loans secured by the underlying investment properties. During 2003, three of these investment interests and/or properties were sold.

     (a) Real Estate/Retirement Center Corporation
     RCC was formed as a separate taxable corporation to hold certain properties acquired by the Company in 1998. Such assets have since been sold and the proceeds reinvested in the multi-family apartment properties currently held by RCC. On October 1, 2002, the Company purchased the voting common stock of RCC, which represented the remaining outstanding securities of RCC that were not then owned by the Company. Prior to this acquisition, the Company held the non-voting preferred stock of RCC and accounted for such investment under the equity method. Upon acquiring the controlling interest in RCC, the Company changed from the equity method of accounting for this investment to consolidating RCC on a prospective basis.

     At December 31, 2003 and 2002, RCC owned (i) The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska, which was acquired on January 12, 2000, and (ii) an 88.3% undivided interest in Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia, which was acquired on January 18, 2001. In addition to its holding in RCC, the Company indirectly owns, through two other subsidiaries, an 11.6% aggregate interest in Lealand Place. In December 2000, the Company loaned Greenhouse Holding LLC (which holds The Greenhouse) $437,000 to fund building renovations which remained outstanding at December 31, 2003.

     The following table presents the summary results of real estate, operations of RCC, as consolidated with its two subsidiaries, for the year ended December 31, 2003 and for the period from October 1, 2002 through December 31, 2002:

                                                             Three Months Ended
                                                     2003     December 31, 2002
                                                   -------   -------------------
(In Thousands)
Revenue from operations of real estate             $ 2,663         $   685
Interest expense for mortgages on real estate       (1,102)           (304)
Other real estate operations expense                (1,767)           (185)
                                                   -------         -------
                                                   $  (206)        $   196
                                                   =======         =======

     (b) Equity Interests in Real Estate
     At December 31, 2003, the Company had a 99% limited partner interest in Owings Chase Limited Partnership, which owns a 202-unit multi-family apartment complex in Charlotte, North Carolina. This property serves as collateral for a $6.8 million non-recourse mortgage (subject to customary nonrecourse exceptions), which means generally that the lender's final source of repayment in the event of default is the foreclosure of the property securing such loan. The mortgage, which has a fixed-rate of 7.4%, will mature on December 10, 2010.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Income from the Company's equity interests in real estate, which includes the results of operations for RCC prior to October 1, 2002, was as follows for the years ended December 31, 2003, 2002 and 2001:

(In Thousands)                                                    2003      2002        2001
                                                                 -------   -------     -------
Gains on sale of real estate and equity investments in real
   estate, net                                                   $ 1,697   $    --     $ 2,574(1)
(Loss)/income from equity interests in real estate                  (421)       80(2)      563
                                                                 -------   -------     -------
                                                                 $ 1,276   $    80     $ 3,137
                                                                 =======   =======     =======

(1) During 2001, RCC sold its undivided interest in the net assets of an assisted living center. Such sale contributed approximately $2.1 million (approximately $2.6 million less an incentive fee of $511,000 paid to the Advisor reflected in other general and administrative expense) to the Company's net income for the year ended December 31, 2001. The proceeds of such sale were utilized to acquire a limited partner interest in Lealand Place, LLC, which purchased Lealand Place, a 192-unit multi-family apartment property located in Lawrenceville, Georgia, on January 18, 2001. For tax purposes, the gain on sale was not recognized, as the purchase and sale were structured as a Section 1031 exchange.

(2) Does not include the results for RCC from October 1, 2002 though December 31, 2002.

     During 2003, the following real estate related transactions occurred with respect to the Company: (i) Morrowood Associates, Ltd., a limited partnership in which the Company held a 99% limited partner interest, sold its sole investment, Morrowood Townhouses, a 264-unit multi-family apartment property located in Morrow, Georgia; (ii) the Company sold its 50% limited partner interest in Gold Key Venture, a Georgia Limited Partnership, which held Laurel Park, a 387-unit multi-family apartment property located in Riverdale, Georgia; and (iii) Harmony Bay Associates, Ltd, a limited partnership in which the Company held a 99% limited partner interest, sold its sole investment asset, Harmony Bay Apartments, a 300-unit multi-family apartment property located in Roswell, Georgia. As a result of these transactions, the Company realized gains/(losses) of $621,000, $1,084,000 and ($4,000), respectively.

     Prior to October 1, 2002, the Company held 100% of the non-voting preferred stock of RCC which represented a 95% economic interest in RCC and, as such, the net assets of RCC were included in equity interests in real estate and income recognized under the equity method.


8. Interest Rate Cap Agreements

     At December 31, 2003, the Company had 11 Cap Agreements with an aggregate notional amount of $310.0 million purchased to hedge against increases in interest rates on $310.0 million of its current and anticipated future 30-day term repurchase agreements. The Cap Agreements had an amortized cost of approximately $3.6 million and an estimated fair value of $276,000 at December 31, 2003, resulting in an unrealized loss of approximately $3.3 million, which is included as a component of accumulated other comprehensive income. The Company incurred premium amortization expense on its Cap Agreements, which is included as component of interest expense on the Company's repurchase agreements that such Cap Agreements hedge, of $432,000 and $3,000, for the years ended December 31, 2003 and 2002, respectively. If the 30-day London Interbank Offered Rate ("LIBOR") were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its Cap Agreement counterparty. The Company did not receive any payments from counterparties related to its Cap Agreements during 2003 or 2002.

     Under the Company's current policy, the Company's counterparties for the Cap Agreements are financial institutions whose holding or parent company's long-term debt rating is "A" or better, as determined at least one of the Rating Agencies. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the remaining unamortized premium cost of the Cap Agreement.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The table below presents information about the Company's Cap Agreements at December 31, 2003:

                               Weighted
                               Average        Weighted Average                                   Estimated Fair     Gross
                              Remaining      LIBOR Strike Rate                     Unamortized   Value/Carrying   Unrealized
                            Active Period           (1)          Notional Amount     Premium          Value          Loss
                            -------------   ------------------   ---------------   -----------   --------------   ----------
(Dollars in Thousands)
Months until active:
Currently active              15 Months           4.85%             $ 250,000        $ 2,787         $  54         $ (2,733)
Within six months             18 Months           3.25                 60,000            825           222             (603)
                                                                    ---------        -------         -----         --------
Weighted Average/Total        15 Months           4.54%             $ 310,000        $ 3,612         $ 276         $ (3,336)
                                                                    =========        =======         =====         ========

(1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At December 31, 2003, the 30-day LIBOR was 1.12%.


     On January 13, 2004, the Company purchased two additional Cap Agreements, with an aggregate notional amount of $100.0 million, at an aggregate cost of $961,000. These Cap Agreements will become active on July 15, 2005 and run through January 1, 2007, with strike rates of 3.75% and 4.00%, respectively, based on 30-day LIBOR.


9. Repurchase Agreements

     The Company's repurchase agreements are collateralized by the Company's ARM-MBS securities and typically bear interest at rates that are LIBOR-based. At December 31, 2003, the Company had outstanding balances of $4.024 billion under 258 repurchase agreements with a weighted average borrowing rate of 1.36% and a weighted average remaining maturity of 7.9 months. At December 31, 2003, all of the Company's borrowings were fixed-rate term repurchase agreements with original maturities that range from one-to-36 months. At December 31, 2002, the Company had outstanding balances of $3.186 billion under 182 repurchase agreements with a weighted average borrowing rate of 2.02%. At December 31, 2003 and 2002, the repurchase agreements had the following remaining contractual maturities:

                                 2003          2002
                             -----------   -----------
(In Thousands)
Within 30 days               $   412,611   $   457,606
>30 days to 3 months             503,044       558,824
>3 months to 6 months          1,022,560     1,076,804
>6 months to 12 months         1,613,761       900,176
>12 months to 24 months          148,200      192,500
>24 months to 36 months          324,200            --
                             -----------   -----------
                             $ 4,024,376   $ 3,185,910
                             ===========   ===========


10. Commitments and Contingencies

     (a) Lease Commitment
     The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. The lease provides for, among other things, annual rent of (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012.

     (b) Securities purchase commitments
     At December 31, 2003, the Company had a commitment to purchase a 5/1 ARM-MBS (i.e., a hybrid MBS having a fixed interest rate for the first five years and, thereafter resetting annually, with a par value of $13.7 million and a coupon of 5.14%, at a purchase price of 101.98% of par. This purchase settled on January 30, 2004.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity

     (a) Dividends/Distributions
     The Company declared the following distributions during the years ended December 31, 2003, 2002 and 2001:

                                                                      Dividend
 Declaration Date          Record Date            Payment Date       per Share
------------------      ------------------      ----------------     ---------

2003
----
March 13, 2003          March 28, 2003          April 30, 2003       $ 0.28
May 22, 2003            June 30, 2003           July 31, 2003          0.28
September 10, 2003      September 30, 2003      October 31, 2003       0.28
December 17, 2003       December 30, 2003       January 30, 2004       0.25

2002
----
March 12, 2002          March 28, 2002          April 30, 2002       $ 0.300(1)
June 12, 2002           June 28, 2002           July 30, 2002          0.300(1)
September 12, 2002      September 30, 2002      October 30, 2002       0.320(2)
December 19, 2002       December 30, 2002       January 24, 2003       0.320(2)

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

     For tax purposes, a portion of each of the dividends declared in December of 2003, 2002 and 2001 were treated as a dividend for stockholders in the subsequent year.

     In general, consistent with the Company's underlying operational strategy, the Company's dividends will generally be characterized as ordinary income to its stockholders for federal tax purposes. However, under certain conditions, a portion of the Company's dividends may be characterized as capital gains or return of capital. For 2003, a portion of the Company's dividends were deemed to be capital gains, with the remainder considered ordinary income to stockholders; for 2002 and 2001, all of the Company's dividends were characterized as ordinary income.

     (b) Shelf Registration Statements
     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the "Act"), with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. At December 31, 2003, the Company had $8.7 million remaining under this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this registration statement effective. At December 31, 2003, the Company had $443.7 million available under this shelf registration statement.

     (c) Common Stock Offerings
     On August 11, 2003, the Company issued 5,000,000 shares of Common Stock at $9.80 per share in an underwritten public offering; the underwriters subsequently exercised their overallotment option and issued an additional 750,000 shares on August 18, 2003. The Company raised aggregate net proceeds of $53.6 million from such issuances. On May 5, 2003, the Company issued 7,762,500 shares of Common Stock, including the exercise of the underwriters' overallotment, in an underwritten public offering, at $9.20 per share, raising aggregate net proceeds of $67.2 million.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     On January 18, 2002, the Company issued 7,475,000 shares of its Common Stock, including the exercise of the underwriters' overallotment, in an underwritten public offering, of its Common Stock, at $8.25 per share, raising aggregate net proceeds of $58.2 million, and, on June 5, 2002, the Company issued 10,350,000 shares of its Common Stock, in an underwritten public offering, at $9.10 per share, raising net proceeds of $88.8 million.

     (d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan Beginning in September 2003, the Company's Discount Waiver, Direct Stock
Purchase and Dividend Reinvestment Plan (the "DRSPP"), which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments), became operational. On December 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC for the purpose of registering Common Stock for sale through the DRSPP. This registration statement was declared effective by the SEC on December 15, 2003 and, when combined with the unused portion of the Company's previous DRSPP shelf registration statement, registered an aggregate of 10.0 million shares of Common Stock. At December 31, 2003, the Company had issued 3.3 million shares of Common Stock to participants in the DRSPP and received net proceeds of $31.2 million.


12. EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of Common Stock outstanding used in calculating basic and diluted EPS for the years ended December 31, 2003, 2002 and 2001:

                                                                                2003     2002     2001
                                                                               ------   ------   ------
(In Thousands)
Weighted average shares outstanding - basic                                    53,999   41,432   15,229
Add:  Assumed shares issued under treasury stock method for stock options          62      102      101
                                                                               ------   ------   ------
Weighted average shares outstanding - diluted                                  54,061   41,534   15,330
                                                                               ======   ======   ======


13.  Accumulated Other Comprehensive (Loss)/Income

        Accumulated other comprehensive income at December 31, 2003 and 2002 was as follows:

                                                                2003        2002
                                                             ---------   ---------
(In Thousands)
Available-for-sale MBS:
Unrealized gains                                             $  10,882   $  27,155
Unrealized losses                                              (19,655)       (423)
                                                             ---------   ---------
                                                                (8,773)     26,732
                                                             ---------   ---------
Hedging Instruments:
Unrealized depreciation on interest rate Cap Agreements         (3,336)     (2,937)
                                                             ---------   ---------
Accumulated other comprehensive income                       $ (12,109)  $  23,795
                                                             =========   =========

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. 1997 Stock Option Plan, Employment Agreements and Other Benefit Plans

     (a) 1997 Stock Option Plan
     The Company's Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan") authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of Common Stock. The 1997 Plan authorizes the Compensation Committee of the Board, or the entire Board if no such committee exists, to grant Incentive Stock Options ("ISOs"), as defined under section 422 of the Code, non-qualified stock options ("NQSOs") and DERs to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the Common Stock on the day of the grant.

     Activity in the 1997 Plan is summarized as follows for the years ended December 31, 2003, 2002 and 2001:

                                                2003                        2002                       2001
                                     --------------------------   ------------------------   ------------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                      Options    Exercise Price   Options   Exercise Price   Options   Exercise Price
                                     ---------   --------------   -------   --------------   -------   --------------
Outstanding at beginning of year:      643,750      $  6.44       793,750       $ 6.44       820,000      $ 6.52
   Granted                             452,250        10.25            --           --            --          -
   Cancelled                                --           --       (60,000)          --            --          -
   Exercised                           (83,750)        4.88       (90,000)        4.88       (26,250)       4.88
                                     ---------                    -------                    -------
Outstanding at end of year           1,012,250      $  9.32       643,750       $ 8.09       793,750      $ 6.44
                                     =========                    =======                    =======

Options exercisable at end of year     673,063      $  8.85       643,750       $ 8.09       793,750      $ 6.12

     All DERs granted prior to October 1, 2003 vested on the same basis as the underlying options. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on DERs granted with respect to ISOs are charged to stockholders' equity when declared and dividends paid on DERs granted with respect to NQSOs are charged to earnings when declared. For the years ended December 31, 2003, 2002 and 2001, the Company recorded charges of $519,000, $573,000 and $423,000, respectively, to stockholders' equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $2,700, $3,500 and $4,000, respectively, to earnings associated with DERs on NQSOs. At December 31, 2003, the Company had 904,750 DERs outstanding, of which 565,563 were vested.

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

     Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company. Accordingly, the unvested options outstanding at January 1, 2002 were treated as newly granted options to employees and accounted for under the APB 25, with the difference between the market value of the Common Stock and option price expensed over the remaining vesting period of approximately seven months. The Company did not incur any expense for stock options granted prior to October 1, 2003 during 2003, as all options had vested during 2002; the Company recorded an expense of $529,000 related to stock options and related DERs granted during 2003.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The Company uses the Black-Scholes valuation model to determine the option expense. The following represents the weighted average assumptions made to value options granted on October 1, 2003:

                                                                2003 Grants
                                                                -----------
Fair Value for Options Granted                                    $  3.75
Dividend Yield*                                                        --
Volatility                                                         35. 11%
Risk-Free Interest Rate                                              3.92%
Assumed Forfeitures                                                    --
Expected Life in years                                               6.18
*Dividend yield of zero is applied, as related DERs were granted.


     At December 31, 2003, the Compensation Committee had approved the grant of 50,000 options, with a strike price equal to the market price on the date of grant, and related DERs for issuance on February 2, 2004.

     (b) Employment Agreements
     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary and change-in-control provisions, subject to certain events.

     (c) Deferred Compensation Plans
     On December 19, 2002, the Board adopted the MFA Mortgage Investments, Inc. 2003 Non-employee Directors' Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the "Deferred Plans"). Directors and senior officers of the Company may elect to defer a percentage of their compensation under the Deferred Plans for compensation earned subsequent to December 31, 2002. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning such individual's interests with the interests of the Company's stockholders. Amounts deferred are considered to be converted into "stock units" of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act ("ERISA") and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     At the time a participant's deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At December 31, 2003, the Company had a liability of $130,000 pursuant to the Deferred Plans.

     (d) Qualified Plan
     Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the "401-k Plan"). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant's accounts are self-directed and the Company bears all costs associated with administering the 401-k Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,000. Substantially all of the Company's employees are eligible to participate in the 401-k Plan. The Company has elected to operate the 401-k Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%. For the years ended December 31, 2003 and 2002, the Company incurred expenses for matching contributions of $39,000 and $27,000, respectively.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Estimated Fair Value of Financial Instruments

     FAS No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The relevance and reliability of the estimates of fair values presented are limited, given the dynamic nature of market conditions, including changes in interest rates, the real estate market, debtors' financial condition and numerous other factors over time. The following table presents the carrying value and estimated fair value of financial instruments at December 31, 2003 and 2002:

                                                 2003                       2002
                                       ------------------------   ------------------------
                                        Carrying     Estimated     Carrying     Estimated
                                          Value     Fair Value       Value     Fair Value
                                       ----------   -----------   ----------   -----------
(In Thousands)
Financial Assets:
Cash and cash equivalents              $  139,707   $   139,707   $   64,087   $    64,087
Restricted cash                                --            --           39            39
Investment in mortgage securities       4,372,718     4,372,718    3,485,319     3,485,319
Hedge instruments                             276           276        1,108         1,108
Financial Liabilities:
Repurchase agreements                   4,024,376     4,026,457    3,185,910     3,195,823

     The following methods and assumptions were used by the Company in arriving at the estimated fair value of its financial instruments:

     Investments in MBS, corporate debt securities and corporate equity securities: Estimated fair values are based on the average of broker quotes received and/or obtained from independent pricing sources when available.

     Cash and cash equivalents and restricted cash: Estimated fair value approximates the carrying value of such assets.

     Repurchase agreements: Estimated fair value reflects the present value of the contractual cash flow (i.e., future value). The discount rate used to present value the contractual future value was LIBOR rate quoted at the valuation date that is closest to the weighted average term to maturity of the aggregate repurchase agreements.

     Commitments: Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present creditworthiness of the counterparties. The commitments existing at December 31, 2003 and 2002, would have been offered at substantially the same rates and under substantially the same terms that would have been offered at December 31, 2003 and 2002; respectively, therefore, the estimated fair value of the commitments was zero at those dates and are not included in the table above.

                         MFA MORTGAGE INVESTMENTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Summary of Quarterly Results of Operations (Unaudited)

                                                              2003 Quarter Ended
                                              --------------------------------------------------
                                              March 31      June 30   September 30   December 31
                                              --------     --------   ------------   -----------
(In Thousands, Except per Share Amounts)
Interest and dividend income                  $ 32,188     $ 30,790     $ 26,482      $ 30,898
Interest expense                                14,967       14,700       13,386        13,539
                                              --------     --------     --------      --------
Net interest and dividend income                17,221       16,090       13,096        17,359

Other income                                       327        1,707          977           665
Operating and other expenses                     2,204        2,390        2,310         2,690
                                              --------     --------     --------      --------
Net income                                    $ 15,344     $ 15,407     $ 11,763      $ 15,334
                                              ========     ========     ========      ========

Net income per share - basic                  $   0.33     $   0.30     $   0.21      $   0.25
                                              ========     ========     ========      ========
Net income per share - diluted                $   0.33     $   0.30     $   0.21      $   0.25
                                              ========     ========     ========      ========

                                                              2002 Quarter Ended
                                              --------------------------------------------------
                                              March 31      June 30   September 30   December 31
                                              --------     --------   ------------   -----------
(In Thousands, Except per Share Amounts)
Interest and dividend income                  $ 27,253     $ 30,710     $ 37,031      $ 33,000
Interest expense                                13,483       15,247       17,830        16,931
                                              --------     --------     --------      --------
Net interest and dividend income                13,770       15,463       19,201        16,069

Other (loss)/income                             (3,001)(1)      (34)        (415)          946 (2)
Operating and other expenses                     1,212        1,272        1,446         1,975 (2)
                                              --------     --------     --------      --------
Net income                                    $  9,557 (1) $ 14,157     $ 17,340      $ 15,040
                                              ========     ========     ========      ========

Net income per share - basic                  $   0.28 (1) $   0.37     $   0.37      $   0.33
                                              ========     ========     ========      ========
Net income per share - diluted                $   0.28 (1) $   0.37     $   0.37      $   0.32
                                              ========     ========     ========      ========


(1) Includes an "other-than-temporary" impairment charge of $3.4 million related to a corporate debt security, which reduced net income by $0.10 per basic and diluted share.

(2) Reflects the income and expenses of RCC commencing October 1, 2002, when the Company acquired the voting common stock of such entity in which the Company previously held a non-controlling limited partner interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As reported in the Company's current report on Form 8-K, filed on March 19, 2003, reporting under Item 4, the Company changed its independent accountants for 2003. There were no disagreements with either of the Company's independent accountants on accounting principles and practices or financial disclosure, during the years ended December 31, 2003, 2002 and 2001.


Item 9A. Controls and Procedures

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


                                    PART III

Item 10. Directors and Executive Officers of Registrant.

     The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the Company's proxy statement, relating to its 2004 annual meeting of stockholders to be held on May 27, 2004 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2003.

     The information regarding the Company's executive officers required by Item 10 appears under Item 4A of Part I of this annual report on Form 10-K.

     The information regarding compliance with Section 16(a) of the 1934 Act required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.

     The information regarding a code of ethics required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.


Item 11. Executive Compensation.

     The information regarding executive compensation required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The table of beneficial ownership of the Company required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.


Item 13. Certain Relationships and Related Transactions.

     The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.


Item 14. Principal Accountant Fees and Services.

     The information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.

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

     2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 hereof.

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

          3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 16, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q, for the quarter ended September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

          10.1 Employment Agreement of Stewart Zimmerman, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q, for the quarter ended September 30, 2003, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

          10.2 Employment Agreement of William S. Gorin, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q, for the quarter ended September 30, 2003, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

          10.3 Employment Agreement of Ronald A. Freydberg, dated August 1, 2002 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

          10.4 Employment Agreement of Teresa D. Covello, dated November 1,
          2003.

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

          10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Form 10-K, for the year ended December 31, 2002, filed with the Securities and Exchange Commission pursuant to the 1934 Act (Commission File No. 1-13991)).

          10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Form 10-K, for the year ended December 31, 2002, filed with the Securities and Exchange Commission pursuant to the 1934 Act (Commission File No. 1-13991)).

          23.1 Consent of Ernst & Young LLP.

          23.2 Consent of PricewaterhouseCoopers LLP.

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


          Reports on Form 8-K
               The Registrant filed the following current reports on Form 8-K during the fourth quarter of 2003:
               (i) current report on Form 8-K, filed on December 17, 2003, reporting under Items 7, 9 and 12, and attaching the Registrant's press release, dated December 17, 2003, which announced the Registrant's dividend and provided earnings guidance for the fourth quarter of 2003;

               (ii) current report on Form 8-K, filed on December 1, 2003, reporting under Items 7 and 9, and attaching the text of the interview of William S. Gorin, dated November 26, 2003; and

               (iii) current report on Form 8-K, filed on October 29, 2003, reporting under Items 7, 9 and 12 and attaching the Registrant's press release, dated October 29, 2003, which announced the financial results for the third quarter ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MFA Mortgage Investments, Inc.

Date: February 5, 2004                       By /s/ Stewart Zimmerman
                                                ---------------------
                                                Stewart Zimmerman
                                                Chief Executive Officer

Date: February 5, 2004                       By /s/ William S. Gorin
                                                --------------------
                                                William S. Gorin
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date: February 5, 2004                       By /s/ Teresa D. Covello
                                                ---------------------
                                                Teresa D. Covello
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: February 5, 2004                       By /s/ Stewart Zimmerman
                                                ---------------------
                                                Stewart Zimmerman
                                                Chairman, President and
                                                Chief Executive Officer

Date: February 5, 2004                       By /s/ Michael L. Dahir
                                                --------------------
                                                Michael L. Dahir
                                                Director

Date: February 5, 2004                       By /s/ W. David Scott
                                                ------------------
                                                W. David Scott
                                                Director

Date: February 5, 2004                       By /s/ Stephen R. Blank
                                                --------------------
                                                Stephen R. Blank
                                                Director