Form 10-Q
period 2004-03-31
MFA MORTGAGE INVESTMENTS
filed 2004-04-27
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

(212) 207-6400
(Registrant’s telephone number, including area code)

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

     76,027,323 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 26, 2004.

TABLE OF CONTENTS

PART I
Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of March 31, 2004
(Unaudited) and December 31, 2003

Consolidated Statements of Income (Unaudited) for the
Three Months Ended March 31, 2004 and March 31, 2003

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended March 31, 2004

Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended March 31, 2004 and March 31, 2003

Consolidated Statements of Comprehensive Income (Unaudited)
for the Three Months Ended March 31, 2004 and March 31, 2003

Notes to the Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II
Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

10.3 Employment Agreement of Ronald A. Freydberg, dated March 30, 2004.

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

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Amounts)	March 31, 2004	December 31, 2003

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS“) (Note 4)	$5,697,601	$4,372,718
Cash and cash equivalents	68,608	139,707
Accrued interest receivable	22,582	18,809
Interest rate cap agreements (Note 5)	2,071	276
Real estate held for investment (Note 6)	30,500	24,288
Goodwill, net	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and
Dividend Reinvestment Plan (“DRSPP”) (Note 9)	11,031	705
Prepaid and other assets	1,792	1,238

	$5,841,374	$4,564,930

Liabilities:
Repurchase agreements (Note 7)	$5,155,660	$4,024,376
Accrued interest payable	11,200	7,239
Mortgages payable on real estate	22,832	16,161
Dividends payable	–	15,923
MBS purchase payable	2,659	15,010
Accrued expenses and other liabilities	1,210	1,263

	$5,193,561	$4,079,972

Commitments and contingencies (Note 8)	–	–

Stockholders’ Equity:
Common stock, $.01 par value; 375,000,000 shares authorized;
74,976,327 and 63,201,224 issued and outstanding at
March 31, 2004 and December 31, 2003, respectively	750	632
Additional paid-in capital	626,348	512,199
Accumulated earnings/(deficit) (Note 9)	6,141	(15,764)
Accumulated other comprehensive income/(loss) (Note 11)	14,574	(12,109)

	647,813	484,958

	$5,841,374	$4,564,930

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2004	2003
(In Thousands, Except Per Share Amounts)
	(Unaudited)
Interest Income:
MBS income	$40,066	$32,065
Interest income on temporary cash investments	167	123

Total Interest Income	40,233	32,188

Interest Expense on Repurchase Agreements	16,141	14,967

Net Interest Income	24,092	17,221

Other Income:
Revenue from operations of real estate	1,002	427
Loss from equity interest in real estate	–	(100)

Miscellaneous other income	162	–

Total Other Income	1,164	327

Operating and Other Expense:

Compensation and benefits	1,467	951

Real estate operating expense	709	347

Mortgage interest on real estate	426	203

Other general and administrative	749	703

Total Operating and Other Expense	3,351	2,204

Net Income	$21,905	$15,344

Income Per Share:
Net income per share – basic	$0.32	$0.33
Weighted average shares outstanding – basic	68,910	46,316

Net income per share – diluted	$0.32	$0.33
Weighted average shares outstanding – diluted	69,001	46,378

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004
(In Thousands, Except Per Share Amounts)
(Unaudited)
Common Stock (Par Value $.01):
Balance at December 31, 2003	$632
Issuance of shares, net of offering expense	86
Issuance of shares pursuant to DRSPP, net of expenses	32

Balance at March 31, 2004	750

Additional Paid-in Capital:
Balance at December 31, 2003	512,199
Issuance of common stock, net of expenses	82,751
Issuance of common stock pursuant to DRSPP, net of expenses	31,227
Exercise of common stock options	–
Compensation expense for common stock options	171

Balance at March 31, 2004	626,348

Accumulated Income/(Deficit):
Balance at December 31, 2003	(15,764)
Net income	21,905

Balance at March 31, 2004	6,141

Accumulated Other Comprehensive Income/(Loss):
Balance at December 31, 2003	(12,109)
Unrealized gain on MBS during period, net	26,878
Unrealized loss on interest rate cap agreements	(195)

Balance at March 31, 2004	14,574

Total Stockholders' Equity	$647,813

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
(In Thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income
	$21,905	$15,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of purchase premiums on investments	8,420	8,741

Amortization of premium cost for interest rate cap agreements	405	9

Decrease in interest receivable	(3,773)	(277)
Increase in other assets and other	(356)	(430)

Decrease in accrued expenses and other liabilities	(12,508)	(185)

Increase (decrease) in accrued interest payable	3,918	(764)

Stock option expense	171	–

Net cash provided by operating activities	18,182	22,438

Cash Flows From Investing Activities:
Principal payments on MBS	362,585	421,481
Purchases of MBS	(1,669,010)	(482,072)
Loss from equity interests in real estate in excess of distributions	–	100
Amortization of mortgage principal for real estate investments	(41)	(42)

Cash recognized upon consolidation of subsidiary	258	–

Depreciation and amortization	191	76

Net cash used by investing activities	(1,306,017)	(60,457)

Cash Flows From Financing Activities:

Purchase of interest rate cap agreements	(2,395)	–
Increase in restricted cash	–	(2,261)
Net increase in borrowings under repurchase agreements	1,131,284	25,667

Net proceeds from issuances of common stock	103,770	–
Dividends paid	(15,923)	(14,952)
Proceeds from exercise of stock options	–	409

Net cash provided by financing activities	1,216,736	8,863

Net decrease in cash and cash equivalents	(71,099)	(29,156)
Cash and cash equivalents at beginning of period	139,707	64,087

Cash and cash equivalents at end of period	$68,608	$34,931

Supplemental Cash Flow Information:
Cash paid during the period for interest	$12,606	$15,721

Non-Cash Investing Disclosure:

Consolidation of investment previously accounted for on the equity method	$2,747	$–

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In Thousands)	2004	2003

	(Unaudited)
Net Income	$21,905	$15,344
Other Comprehensive Income:
Unrealized holding gains /(losses) on MBS
arising during the period, net	26,878	(1,447)
Unrealized holding losses on interest rate cap
agreements arising during the period, net	(195)	(329)

Comprehensive Income	$48,588	$13,568

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization

     MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

     The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition at March 31, 2004 and results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2004 should not be construed as indicative of the results to be expected for the full year.

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

     (b) MBS, Corporate Debt Securities and Corporate Equity Securities

     Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. Securities that are designated as held-to-maturity are carried at their amortized cost. Securities designated as available-for-sale are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities, changes in economic conditions, to ensure future liquidity and to meet other general corporate purposes as they arise. (See Note 2e.)

     Gains or losses on the sale of investment securities are based on the specific identification method.

     The Company’s adjustable-rate assets are comprised primarily of adjustable-rate MBS and hybrid MBS (collectively, “ARM-MBS”) that are guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or the Freddie Mac. Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. At March 31, 2004, 89.1% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments.

     Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of the investment securities are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     (e) Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of MBS that are guaranteed as to principal and/or interest by an agency of the U.S. government, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae and Freddie Mac (collectively, “Agency MBS”). Pursuant to its operating policies, the remainder of the Company’s assets may consist of: (i) multi-family apartment properties; (ii) limited partnerships, real estate investment trusts or preferred stock of real estate related corporations; or (iii) other fixed-income instruments. As of March 31, 2004, 95.5% of the Company’s assets consisted of Agency MBS and related receivables, 2.4% were MBS rated “AAA” by Standard and Poor’s Corporation, a nationally recognized rating agency, and 1.2% were of cash and cash equivalents; combined these assets comprised 99.1% of the Company’s total assets.

     Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market value when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to a significant change. At March 31, 2004 and December 31, 2003 the Company had no remaining assets on which an impairment charge had been made.

     (f) Real Estate Investments

     At March 31, 2004, the Company indirectly held a 100% ownership interest in a multi-family apartment property known as The Greenhouse and a 99.9% interest in a multi-family apartment property known as Lealand Place. Retirement Centers Corporation, as consolidated with its subsidiaries that directly hold these two properties, is consolidated with the Company. In addition, at March 31, 2004, the Company held a 99% limited partner interest in a limited partnership, which owns a multi-family apartment property known as Cameron at Hickory Grove (“Cameron”). Through December 31, 2003, the Company accounted for the investment in Cameron under the equity method. Commencing on January 1, 2004, the Company changed its accounting for such investment from the equity method to consolidating such entity, on a prospective basis, in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), as amended. Each of these three properties were acquired through tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6.)

     The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization, not to exceed estimated fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related asset. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated. The Company intends to hold its remaining real estate investments as long-term investments.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (g) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent with the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. Through March 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose holding or parent company’s long-term debt rating is “A” or better as determined by at least one nationally recognized rating agency (collectively, the “Rating Agencies”), where applicable. If this criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below “A,” the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. As of March 31, 2004, the Company had repurchase agreements with 11 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $73.0 million. (See Note 7.)

     (h) Earnings per Common Share (“EPS”)

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to buy back shares of the Company’s outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 10.)

     (i) Comprehensive Income

     The Company’s consolidated statements of comprehensive income include all changes in the Company’s stockholders’ equity with the exception of additional investments by or dividends to stockholders. Such comprehensive income for the Company includes net income and the change in net unrealized holding gains/(losses) on investments and certain derivative instruments. (See Note 11.)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (k) Derivative Financial Instruments – Interest Rate Cap Agreements

     The Company accounts for its interest rate cap agreements (“Cap Agreements” or “Caps”) in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”), whereby such instruments are designated as hedges and carried at estimated fair value. In order for the Company’s Cap Agreements to qualify for hedge accounting, upon entering into the Cap Agreement, the Company must anticipate that the hedge will be highly “effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in the estimated fair value of the Cap Agreements are included in other comprehensive income. Upon commencement of the Cap Agreement active period, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the Cap Agreement, if any, are reported as a reduction to interest expense. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company’s Cap Agreements is limited to the original price paid to enter into the Cap Agreement. In order to limit credit risk associated with Cap Agreements, the Company’s policy is to only purchase Cap Agreements from financial institutions rated “A” or better by at least one of the Rating Agencies at the time of purchase.

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

     At March 31, 2004, the Company had 16 Cap Agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $610.0 million, on which there were unrealized losses of $3.5 million. The Company utilizes Cap Agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 5.)

     (l) Equity Based Compensation

     On January 1, 2003, the Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148, amended FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amended the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of FAS 148 did not have a significant impact on Company’s results of operations; however, the future effect of FAS 148 will be based on, among other things, the underlying terms of future grants of stock based compensation.

     (m) Adoption of New Accounting Standards

     In January 2003, the FASB issued FIN 46, which was revised in December 2003. FIN 46 requires consolidation by the primary beneficiary of all variable interest entities. FIN 46, as revised, became effective in January 2003 for investments in all variable interest entities acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after December 31, 2003. The implementation of FIN 46 did not have a material effect on the Company’s consolidated financial statements. (See Note 6.)

     (n) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Related Parties

     (a) Property Management

     America First Properties Management Company L.L.C. (the “Property Manager”), a wholly owned subsidiary of America First Companies L.L.C. (“AFC”), provides property management services for the multi-family properties in which the Company holds investment interests. The Property Manager receives a management fee equal to a stated percentage of the gross receipts generated by these properties, which for 2003, ranged from 3.5% to 4.0% of gross receipts and, commencing on January 1, 2004, was 3% of gross receipts, increasing to a maximum of 4% of gross receipts upon attaining certain performance goals. The Company paid the Property Manager fees of approximately $31,000 and $98,000, respectively, for the quarters ended March 31, 2004 and 2003. The Property Manager also provided property management services to certain properties in which the Company previously held investment interests. Michael Yanney, the Company’s former Chairman of the Board, who retired from the Board in March 2003, has been the Chairman of AFC since 1984 and Mr. Yanney and George H. Krauss, one of the Company’s directors, beneficially own 57% and 17%, respectively, of AFC.

     (b) Advisory Services

During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan LLC”). On November 7, 2003, Spartan LLC entered into a sub-advisory agreement with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan LLC agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the quarter ended March 31, 2004, the Company earned fees of $24,000 related to the sub-advisory services rendered by Spartan LLC to AFAAC. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC, which owns 100% of the voting stock of AFAAC.

4. Mortgage-Backed Securities

     At March 31, 2004 and December 31, 2003, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value as determined by an independent pricing source and investment banks that trade such securities. The following table presents the carrying value of the Company’s MBS as of March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003

(In Thousands)
Fannie Mae Certificates	$3,338,908	$2,782,066

Ginnie Mae Certificates	1,065,276	344,363

Freddie Mac Certificates	1,154,622	1,109,941

Non-agency “AAA” rated	138,795	136,348

	$5,697,601	$4,372,718

     At March 31, 2004 and December 31, 2003, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $5.690 billion and $4.366 billion respectively, and fixed-rate MBS with carrying values of approximately $7.7 million and $7.1 million, respectively.

     Agency MBS: Although not rated, Agency MBS carry an implied “AAA” rating. Agency MBS are guaranteed as to principal and/or interest by an agency of the U.S. government, such as Ginnie Mae, or federally chartered corporation, such as Fannie Mae or Freddie Mac. The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

     Non-Agency “AAA”: Non-Agency “AAA” MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency “AAA” MBS are rated as such by one of the Rating

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Agencies. “AAA” is the highest bond rating given by Rating Agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. government or any of its agencies or any federally chartered corporation.

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003

(In Thousands)
Principal balance	$5,521,727	$4,245,458

Principal payment receivable	32,556	40,170

	5,554,283	4,285,628

Unamortized premium	125,510	96,162

Unaccreted discount	(297)	(299)

Gross unrealized gains	26,000	10,882

Gross unrealized losses	(7,895)	(19,655)

Carrying value/estimated fair value
	$5,697,601	$4,372,718

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at March 31, 2004.

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:

Fannie Mae	$1,143,792	$4,864	$–	$–	$1,143,792	$4,864

Ginnie Mae	40,768	89	–	–	40,768	89

Freddie Mac	444,701	1,894	–	–	444,701	1,894

Non-agency “AAA” rated MBS	110,548	770	28,247	278	138,795	1,048

Total temporarily impaired securities	$1,739,809	$7,617	$28,247	$278	$1,768,056	$7,895

     All of the Company’s MBS are either Agency MBS, which have an implied “AAA” rating, or non-agency MBS that are rated “AAA,” as such none of the unrealized losses are considered to be credit related. In addition, at March 31, 2004, the Company had one MBS with an amortized cost of $28.5 million, which is expected to remain in the Company’s portfolio, that had unrealized losses for 12 months or more. At March 31, 2004, this MBS had a gross unrealized loss of $278,000.

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004	2003

(In Thousands)

Coupon interest on MBS	$48,486	$40,805

Premium amortization	(8,422)	(8,740)

Discount accretion	2	–

Interest income on MBS, net	$40,066	$32,065

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Interest Rate Cap Agreements

     The Company’s Cap Agreements are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At March 31, 2004, the Company had 16 Cap Agreements with an aggregate notional amount of $610.0 million purchased to hedge against increases in interest rates on $610.0 million of its current and anticipated future 30-day term repurchase agreements. The Cap Agreements had an amortized cost of approximately $5.6 million and an estimated fair value of $2.1 million at March 31, 2004, resulting in a net unrealized loss of approximately $3.5 million, which is included as a component of accumulated other comprehensive income. The Company incurred premium amortization expense on its Cap Agreements, which is included as component of interest expense on the Company’s repurchase agreements that such Cap Agreements hedge, of $405,000 and $9,000 for the three months ended March 31, 2004 and 2003, respectively. If the 30-day London Interbank Offered Rate (“LIBOR”) were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its Cap Agreement counterparty. Through March 31, 2004, the Company had not received any payments from counterparties related to any of its Cap Agreements.

     The Company enters into Cap Agreements with financial institutions whose holding or parent company’s long-term debt rating is “A” or better, as determined at least one of the Rating Agencies. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap Agreement and could incur a loss for the remaining unamortized premium cost of the Cap Agreement.

     The table below presents information about the Company’s Cap Agreements at March 31, 2004:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)/Gain

(Dollars in Thousands)
Months until active:

Currently active	12 Months	4.85%	$250,000	$2,382	$7	$(2,375)

Within six months	18 Months	3.25	60,000	825	81	(744)

Six to nine months	18 Months	3.75	50,000	199	156	(43)

Nine to 12 months	18 Months	3.75	100,000	635	645	10

12 to 24 months	18 Months	3.83	150,000	1,561	1,182	(379)

Weighted Average/Total	16 Months	4.17%	$610,000	$5,602	$2,071	$(3,531)

      (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At March 31, 2004, the 30-day LIBOR was 1.09%

6. Real Estate and Equity Interests in Real Estate

     At March 31, 2004, the Company indirectly held investments representing ownership interests in the following properties: (i) a 100% ownership interest in The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska; (ii) a 99.9% ownership interest in Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia; and (iii) a 99% limited partner interest in Owings Chase Limited Partnership, which owns Cameron, a 202-unit multi-family apartment complex in Charlotte, North Carolina.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Real estate investments, all of which were consolidated with the Company for the three months ended March 31, 2004, and equity interests in real estate at December 31, 2003 were as follows:

	March 31, 2004 (1)		December 31, 2003

(In Thousands)
Real Estate:

Land and buildings	$30,500		$21,486

Cash	509		283

Prepaid and other assets	459		324

Mortgages payable	(22,832	) (1)	(16,161)

Accrued interest payable	(99)		(58)

Other payables	(252)		(210)

Net real estate related assets	$8,285		$5,664

Equity Interest in Real Estate	$–		$2,802 (2)

     (1) Each of the three properties serve as collateral for non-recourse mortgages (subject to customary non-recourse exceptions), which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. At March 31, 2004, these mortgages had fixed interest rates ranging from 6.87% to 7.39% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building renovations which remained outstanding at March 31, 2004, such loan is eliminated in consolidation.

      (2) At December 31, 2003, equity interests in real estate was comprised of the Company’s 99% limited partner interest in Owings Chase Limited Partnership, which owns Cameron, a 202-unit multi-family apartment property, located in Charlotte, North Carolina, such investment has been consolidated since January 1, 2004, on a prospective basis in accordance with the provisions of FIN 46.

     The following table presents the summary results of operations for such real estate investments that were consolidated, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004	2003

(In Thousands)
Revenue from operations of real estate	$1,002	$427
Interest expense for mortgages on real estate	(426)	(203)
Other real estate operations expense	(709)	(347)

	$(133)	$(123)

     The Company did not report any income from equity interest in real estate for the three months ended March 31, 2004, as all investments in subsidiaries have been consolidated with the Company since January 1, 2004 on a prospective basis. The Company reported income from equity interests in real estate of $421,000, which included the results of operations for Owings Chase Limited Partnership, for the three months ended March 31, 2003.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s ARM-MBS and typically bear interest at rates that are LIBOR-based. At March 31, 2004, the Company had outstanding balances of $5.156 billion under 300 repurchase agreements with a weighted average borrowing rate of 1.41% and a weighted average remaining contractual maturity of 7.8 months. At March 31, 2004, all of the Company’s borrowings were fixed-rate term repurchase agreements with original maturities that range from one-to-36 months. At December 31, 2003, the Company had outstanding balances of $4.024 billion under 258 repurchase agreements with a weighted average borrowing rate of 1.36%. At March 31, 2004 and December 31, 2003, the repurchase agreements had the following remaining contractual maturities:

	March 31, 2004	December 31, 2003

(In Thousands)
Within 30 days	$638,653	$412,611
>30 days to 3 months	965,044	503,044
>3 months to 6 months	1,125,532	1,022,560
>6 months to 12 months	1,518,131	1,613,761
>12 months to 24 months	674,300	148,200
>24 months to 36 months	234,000	324,200

	$5,155,660	$4,024,376

8. Commitments and Contingencies

     (a) Lease Commitments

     At March 31, 2004, the Company had a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. The lease provides for, among other things, annual rent of (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. In addition, during the first quarter of 2004, the Company entered into a lease through December 2007 for its off-site back-up facilities, located in Rockville Centre, Nassau County, New York. This lease provides for, among other things, annual rent of $23,000.

     (b) Securities purchase commitments and other commitments

     At March 31, 2004, there were no commitments to purchase any investment securities, enter into any repurchase agreements or any other significant commitments or contingencies.

9. Stockholders’ Equity

     (a) Dividends/Distributions

     The following presents dividends declared by the Company from January 1, 2003 through March 31, 2004:

Declaration Date	Record Date	Payment Date	Dividend Per share

2003
March 13, 2003	March 28, 2003	April 30, 2003	$0.280
May 22, 2003	June 30, 2003	July 31, 2003	0.280
September 10, 2003	September 30, 2003	October 31, 2003	0.280
December 17, 2003	December 30, 2003	January 30, 2004	0.250

     On April 1, 2004, the Company declared its 2004 first quarter dividend, payable on April 30, 2004 to stockholders of record on April 12, 2004. (See Note 13a.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (b) Shelf Registration

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the “Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the Commission declared the registration statement effective. At March 31, 2004, the Company had $8.7 million remaining under this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this registration statement effective. At March 31, 2004, the Company had $356.3 million available under this shelf registration statement.

     On February 13, 2004, the Company issued 7,500,000 shares of common stock, par value $0.01 per share (“Common Stock”), at $10.13 per share in an underwritten public offering and, on February 18, 2004, an additional 1,125,000 shares of Common Stock following the full exercise of the underwriters’ over-allotment option. The Company raised aggregate net proceeds of $82.8 million from such public offering.

     (c) DRSPP

     Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments), became operational. On December 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC for the purpose of registering additional Common Stock for sale through the DRSPP. This registration statement was declared effective by the SEC on December 15, 2003 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10.0 million shares of Common Stock. During the three months ended March 31, 2004, the Company had issued 3,150,103 shares through the DRSPP raising net proceeds of $31.3 million. Since the inception of the DRSPP, through March 31, 2004, the Company issued 6,484,222 shares raising net proceeds of $62.5 million.

10. EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of Common Stock outstanding used in calculating basic and diluted EPS for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003

(In Thousands)
Weighted average shares outstanding - basic	68,910	46,316
Add effect of assumed shares issued under
treasury stock method for stock options	91	62

Weighted average shares outstanding - diluted	69,001	46,378

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Accumulated Other Comprehensive Income/(Loss)

     Accumulated other comprehensive income/(loss) at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003

(In Thousands)
Available-for-sale MBS:

Unrealized gains	$26,000	$10,882

Unrealized losses	(7,895)	(19,655)

	18,105	(8,773)

Hedging Instruments:

Unrealized depreciation on interest
rate cap agreements	(3,531)	(3,336)

Accumulated other comprehensive income	$14,574	$(12,109)

12. 1997 Stock Option Plan and Employment Agreements

     (a) 1997 Stock Option Plan

     The Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) authorizes the granting of options to purchase an aggregate of up to 1,400,000 shares of Common Stock. The 1997 Plan authorizes the Compensation Committee of the Board, or the entire Board if no such committee exists, to grant Incentive Stock Options (“ISOs”), as defined under section 422 of the Code, non-qualified stock options and dividend equivalent rights (“DERs”) to eligible persons. The exercise price for any options granted to eligible persons under the 1997 Plan shall not be less than the fair market value of the Common Stock on the day of the grant.

     All DERs granted by the Company to date have or are scheduled to vest on the same basis as the underlying options. Dividends are paid on vested DERs only to the extent of ordinary income. Dividends paid on DERs granted to employees of the Company are charged to stockholders’ equity when declared and dividends paid on DERs granted to directors that are not employees of the Company are charged to earnings when declared. During the three months ended March 31, 2004, the Company did not declare a dividend, therefore did not have any charge against stockholder’s equity for the period then ended. For the three months ended March 31, 2003, the Company recorded a charge of $126,000 to stockholders’ equity associated with vested DERs held by employees and incurred an expense of $4,000 associated with vested DERs held by directors. At March 31, 2004, the Company had 954,750 DERs outstanding, of which 578,063 were vested.

     Pursuant to the Code, for stock options granted under the 1997 Plan and vesting in any one calendar year to qualify as ISOs for tax purposes, the market value of the Common Stock, as determined on the applicable date of grant, for which such stock options are exercisable shall not exceed $100,000 during such calendar year.

MFA MORTGAGE INVESTMENTS, INC.
ONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

     During the three months ended March 31, 2004, the Company granted 50,000 stock options with a strike price of $10.23, the market price on the date of grant, and an equivalent number related DERs. Such options and DERs vested 25% on date of grant and will vest 25% on each anniversary date thereafter. The Company uses the Black-Scholes valuation model to determine the option expense. The following represents the assumptions used to value the grant made during the three months ended March 31, 2004:

Three-Months Ended March 31, 2004

Fair Value for Options Granted	$4.49

Dividend Yield*	–

Volatility	34.47%

Risk-Free Interest Rate	3.77%

Assumed Forfeitures	–

Expected Life in years	7

*Dividend yield of zero is applied, as related DERs were granted.

     The Company recorded an expense of $171,000 related to stock options, which had related DERs, during the three months ended March 31, 2004; no expense was realized for stock options during the three months ended March 31, 2003, as there were no unvested options outstanding nor any such grants made during the three months then ended.

     (b) Employment Agreements

     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary and change-in-control provisions subject to certain events.

     (c) Deferred Compensation Plans

     On December 19, 2002, the Board adopted the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Directors and senior officers of the Company may elect to defer a percentage of their compensation under the Deferred Plans for compensation earned subsequent to December 31, 2002. The Deferred Plans are intended to provide non-employee Directors and Senior Officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act (“ERISA”) and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At March 31, 2004 and December 31, 2003, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	March 31, 2004	December 31, 2003

Directors’ deferred	$138	$130

Officers’ deferred	133	–

	$271	$130

     (d) Savings Plan

Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs

MFA MORTGAGE INVESTMENTS, INC.
ONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,000. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%. For the quarters ended March 31, 2004 and 2003, the Company incurred expenses for matching contributions pursuant to the Savings Plan of $16,000 and $12,000, respectively.

13. Subsequent Events

     (a) Dividend Declared

     On April 1, 2004, the Company declared a first quarter 2004 dividend of $0.25 per share, as well as a special dividend of $0.01 per share, on its Common Stock to stockholders of record on April 12, 2004. The total dividend of $19.6 million will be paid on April 30, 2004.

     (b) Preferred Equity Issued

On April 27, 2004, the Company issued 2,000,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at $25.00 per share in an underwritten public offering. The Series A Preferred Stock has a liquidation value of $25.00 per share. In addition, the Series A Preferred Stock, which may be redeemed for cash at the Company’s option on or after April 27, 2009, has no stated maturity or mandatory redemption and is not convertible into any other securities or property of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

GENERAL

     MFA Mortgage Investments, Inc. is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which include adjustable-rate MBS and hybrid MBS. The Company’s MBS portfolio consists primarily of Agency MBS, which are guaranteed as to principal and/or interest by Ginnie Mae, Fannie Mae or Freddie Mac and, to a lesser extent, “AAA” rated ARM-MBS. The Company’s investment policies also permit the acquisition of multi-family apartment properties, investments in REIT securities and other securities; however, such investments do not comprise a significant amount of the Company’s investments. The Company’s principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

     The Company has elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

     The Company’s total assets were $5.841 billion at March 31, 2004 and $4.565 billion at December 31, 2003. As of March 31, 2004, 99.1% of the Company’s assets consisted of Agency and “AAA” rated MBS, related MBS receivables and cash. At March 31, 2004, the Company had indirect interests in three multi-family apartment properties, containing a total of 521 rental units, located in Georgia, North Carolina and Nebraska. The Company currently expects to continue to hold its investments in these properties.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company’s operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company’s net interest income, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment speeds, as measured by the constant prepayment rate (“CPR”), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. For the Company, increases in interest rates, in general, over time cause: (i) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; (ii) the cost of borrowings to increase; (iii) coupons on the MBS assets to increase to higher interest rates and (iv) the value of the Company’s MBS portfolio to decline. Conversely, decreases in interest rates, in general, over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) the cost of borrowings to decrease; (iii) coupons on the MBS assets to decrease to lower interest rates and (iv) the value of the Company’s MBS portfolio to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness.

     The weighted average CPR on the Company’s portfolio for the first quarter of 2004 was 22.9% compared to 32.8% for the first quarter of 2003. The operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also faces risks inherent in its other assets, comprised of interests in multi-family apartment properties and hedging instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at March 31, 2004, such investments/instruments have the potential of causing a material impact on the Company’s operating performance in future periods.

     During the fourth quarter of 2003, the Company, through subsidiaries, began providing third-party advisory services as a sub-advisor to AFAI, a Maryland corporation, with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. The Company earned fees of $24,000 related to such business during the three months ended March 31, 2004. The Company may grow its third-party advisory revenue over time.

     The Company continues to explore alternative business strategies, alternative investments and other strategic initiatives to compliment the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future.

RESULTS OF OPERATIONS

     Quarter Ended March 31, 2004 to Quarter Ended March 31, 2003

     Net income increased to $21.9 million for the first quarter of 2004, resulting in basic and diluted earnings per share of $0.32, compared to net income of $15.3 million for the first quarter of 2003, or basic and diluted earnings per share of $0.33.

     During the first quarter of 2004, the net yield on interest-earning assets decreased to 3.22%, compared to 3.66% for the first quarter of 2003, while the cost of interest-bearing liabilities decreased to 1.46% from 1.91% for the respective periods.

     For the quarter ended March 31, 2004, the Company’s net interest income increased by $6.9 million, to $24.1 million, from $17.2 million for the first quarter of 2003. This increase reflects growth in the Company’s interest-earning assets, interest-bearing liabilities and equity, while the Company’s net interest margin (i.e., net interest income divided by interest-earning assets) and interest rate spread for the comparative quarters were relatively unchanged. The growth in the Company’s MBS portfolio and corresponding borrowings reflects the investment, on a leveraged basis, of additional equity capital raised during the latter part of 2003 and first quarter of 2004. Commencing in the second quarter of 2003 through March 31, 2004, the Company raised aggregate net proceeds of $266.2 million through the issuance of its Common Stock in public offerings and through its DRSPP.

     Interest income for the first quarter of 2004 increased by $8.0 million, or 25.0%, to $40.2 million compared to $32.2 million earned during the first quarter of 2003. This increase was comprised almost entirely of the increase in interest income on the Company’s MBS portfolio, net of purchase premium amortization. The increase in interest income on MBS reflects the increase in the average investment in MBS (excluding changes in market values) of $1.440 billion, or 41.5%, to $4.909 billion for the first quarter of 2004 from $3.468 billion for the first quarter of 2003. The increase in income on MBS due to the growth in the portfolio was partially offset by a decrease in the net yield earned on such portfolio. The net yield on the MBS portfolio declined to 3.27% for the first quarter of 2004, from 3.70% for the first quarter of 2003, comprised primarily of a decrease in the gross yield of 89 basis points to 4.14% for the first quarter of 2004 from 5.03% for the first quarter of 2003, which more than offset the positive impact of slower premium amortization. Premium amortization for the first quarter of 2004 reduced the net yield on the MBS portfolio by 72 basis points, compared to 108 basis points for the first quarter of 2003.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium		Net Premium Amortization		Cost of Delay for Principal Receivable		Net Yield

March 31, 2004	4.14%	(0.0	9)%	(0.7	2)%	(0.0	6)%	3.27%
December 31, 2003	4.24	(0.1	0)	(1.1	1)	(0.1	0)	2.93
September 30, 2003	4.45	(0.1	1)	(1.5	8)	(0.1	1)	2.65
June 30, 2003	4.72	(0.1	1)	(1.2	8)	(0.1	3)	3.20
March 31, 2003	5.03	(0.1	1)	(1.0	8)	(0.1	4)	3.70

     The Company believes that the CPR in future periods will depend, in part, on changes in, and the level of, market interest rates across the yield curve. The Company expects the decrease in market interest rates experienced during the first quarter of 2004 will result in an increase in the CPR during the second quarter of 2004; however, the amount of such anticipated increase is uncertain. For the month of April 2004, the CPR experienced on the Company’s MBS portfolio increased to 32.0%. The Company monitors purchase premiums paid for MBS to mitigate the impact of increases in prepayment activity. At March 31, 2004, the Company had net purchase premiums of $125.2 million, or 2.27% of current principal balance, compared to $95.9 million of net purchase premiums, or 2.26% of principal balance, at December 31, 2003.

     The following table presents the CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

March 31, 2004	22.9%
December 31, 2003	31.9
September 30, 2003	41.2
June 30, 2003	37.1
March 31, 2003	32.8

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $44,000, or 35.8%, to $167,000 for the first quarter of 2004 from $123,000 for the first quarter of 2003. This increase reflects an increase in the average balance of cash investments, partially offset by a 26 basis point decrease in the yield on such investments to 0.78% for the first quarter of 2004, from 1.04% for the first quarter of 2003. The Company’s average cash investments increased by $38.1 million, or 78.8%, to $86.4 million for the first quarter of 2004 compared to $48.3 million for the first quarter of 2003. In general, as the MBS portfolio has continued to grow, the Company’s average cash investments have increased, as cash provided from payments of principal and interest and additional equity capital raised are temporarily held in cash investments until reinvested in MBS or used for general corporate purposes.

     The table below provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
March 31, 2004	$4,908,553	$40,066	$86,372	$40,233	3.22%	$4,458,174	$16,141	1.46%	$24,092
December 31, 2003	4,173,680	30,615	142,686	30,898	2.86	3,856,975	13,539	1.39	17,359
September 30, 2003	3,972,011	26,290	94,254	26,482	2.61	3,637,258	13,386	1.46	13,096
June 30, 2003	3,832,595	30,642	55,252	30,790	3.17	3,510,910	14,700	1.68	16,090
March 31, 2003	3,468,140	32,065	48,296	32,188	3.66	3,185,401	14,967	1.91	17,221

(1) Does not reflect unrealized gains and losses.

     The Company’s interest expense increased by $1.2 million, or 7.8%, to $16.1 million for the first quarter of 2004, compared to $15.0 million for the first quarter of 2003. This increase reflects the impact of the significant increase in average borrowings under repurchase agreements, partially offset by the decline in the Company’s cost of borrowings. The Company’s increase in borrowings through repurchase agreements primarily reflects the leveraging of equity capital raised since the first quarter of 2003. The cost of such borrowings decreased to 1.46% for the first quarter of 2004, from 1.91% for the first quarter of 2003. The average balance of repurchase agreements increased to $4.458 billion for the first quarter of 2004, compared to $3.185 billion for the first quarter of 2003. Interest expense includes the amortization of premiums paid for the Company’s active Cap Agreements, all of which are cash flow hedges. At the time Cap Agreements are purchased, they are designated as hedges against future increases in interest rates on the Company’s borrowings under repurchase agreements. (See Notes 2(k) and 5 to the accompanying consolidated financial statements, included under Item 1.) Amortization of the purchase premium paid to enter into Cap Agreements is recognized as interest expense over the active period of such agreements, net of any payments received pursuant to such agreements. The Company recognized $405,000 of interest expense related to the amortization of premiums on its active Cap Agreements for the first quarter of 2004, compared to $9,000 for the first quarter of 2003. The Company did not receive any payments under its Cap Agreements during either the first quarter of 2004 or 2003, as LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate stipulated in any of the Company’s active Cap Agreements during such periods. At March 31, 2004, the Company had unamortized premiums of $5.6 million on 16 Cap Agreements with an aggregate notional amount of $610.0 million, of which $250.0 million were active.

     For the quarter ended March 31, 2004, other income was primarily comprised of revenue from operations of real estate and miscellaneous other income. Other income increased to $1.2 million for the first quarter of 2004, from $327,000 for the first quarter of 2003. This increase in other income of $837,000 includes additional revenue of $575,000 recognized from real estate operations, primarily reflecting the consolidation of a real estate investment commencing on January 1, 2004, miscellaneous income of $162,000 comprised of a non-recurring property tax abatement of $138,000 and $24,000 for sub-advisory services provided through a subsidiary of the Company. Upon implementing the provisions of FIN 46 on January 1, 2004, the Company changed its accounting for a real estate subsidiary from the equity method whereby such results were previously reported as a component of income from equity interest in real estate, to consolidating the results of such investment’s operations with those of the Company. In addition, during the first three months of 2003, the Company held three other real estate investments accounted for under the equity method; such investments were sold during the second and third quarters of 2003. The Company does not anticipate that the operations of its three remaining real estate investments will have a significant impact on the future results of operations of the Company. (See Note 6 to the accompanying consolidated financial statements, under Item 1.)

     During the first quarter of 2004, the Company reported operating and other expense of $3.4 million, which included real estate operating expenses and mortgage interest of $355,000 related to a real estate investment previously accounted for under the equity method. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.) The Company’s core operating expense, comprised of compensation and benefits and other general and administrative expense were $2.2 million for the first quarter of 2004, or 0.15% of average assets, compared to $1.7 million, or 0.18% of average assets for the first quarter of 2003. For the first quarter of 2004, employee compensation and benefits accounted for $1.5 million, or 66.2% of core operating expenses, of which $171,000 was a non-cash expense related to stock options and related DERs granted during 2003 and 50,000 options and related DERs granted during the first quarter of 2004. The remaining $345,000 increase in compensation and benefits primarily reflects additional hires made to meet the needs of the Company as it continued to grow and contractual and other compensation increases, all of which are approved by the Compensation Committee of the Board. While the increase in employees has and will further increase the cost of compensation and benefits for 2004 and beyond, such hires have and are expected to continue, to a certain extent, result in the Company experiencing a reduction in third-party fees. Other general and administrative expenses which were $749,000 for the first quarter of 2004, compared to $703,000 for the first quarter of 2004, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees, certain of which are expected to increase in connection with complying with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the amount of which are not expected to have a significant impact on the Company’s results of operations.

     During the first quarter of 2004, the Company entered into a non-cancelable lease through December 2007, for office space in Rockville Centre, Nassau County, New York, which calls for an annual rental fee of approximately $23,000. This office, which the Company expects to have operational during the second quarter of 2004, will serve as the Company’s off-site back-up facility. In connection with the Company’s significant growth and increase in personnel during the past two years, the Company is nearing capacity at its corporate headquarters in Manhattan, New York and will begin to review options for obtaining additional space or relocating its headquarters to a larger office suite in Manhattan.

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

     Borrowings under repurchase agreements were $5.156 billion at March 31, 2004 compared to $4.024 billion at December 31, 2003. This increase in leverage was facilitated by the increase in the Company’s equity capital as a result of the issuance of Common Stock during the first quarter of 2004 through a public offering and through the Company’s DRSPP. At March 31, 2004, repurchase agreements had a weighted average borrowing rate of 1.41%, on loan balances of between $297,000 and $139.9 million. The Company’s repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     During the quarter ended March 31, 2004, principal payments on MBS generated cash of $362.6 million and operations provided $18.2 million in cash. As part of its core investing activities, during the first quarter of 2004, the Company acquired $1.669 billion of MBS, all of which were either Agency MBS or “AAA” rated. On April 1, 2004, the Company declared dividends on its Common Stock totaling $19.6 million, which, net of dividends of $1.7 million to be reinvested in Common Stock through the Company’s DRSPP, will be paid on April 30, 2004 to stockholders of record on April 12, 2004.

     Although the Company typically intends to hold its investments in MBS for investment purposes, sales may occur as part of the Company’s overall asset/liability management in response to various market conditions and opportunities. As such, all of the Company’s MBS are designated as available-for-sale. The Company did not sell any MBS during the quarter ended March 31, 2004.

     During the quarter ended March 31, 2004, the Company issued approximately 8.6 million shares of Common Stock through a public offering raising net proceeds of $82.8 million and issued approximately 3.2 million shares pursuant to its DRSPP raising additional net proceeds of approximately $31.3 million

     At March 31, 2004, the Company had (i) $356.3 million available under a $500.0 million shelf registration statement on Form S-3 that was declared effective by the SEC on July 8, 2003 and (ii) $8.7 million available under a $300.0 million shelf registration statement on Form S-3 that was declared effective by the SEC on October 5, 2001. The Company may, as market conditions permit, issue shares of Common Stock and/or preferred stock pursuant to these registration statements. In addition, at March 31, 2004, the Company had approximately 5.6 million shares of Common Stock available for issuance under a shelf registration statement filed on Form S-3 that was declared effective by the SEC on December 15, 2003 for the purpose of issuing Common Stock for sale through the Company’s DRSPP.

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

     In order to reduce interest rate risk exposure, the Company purchases Cap Agreements, which are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR based repurchase agreements. (See “Quantitative and Qualitative Disclosures About Market Risk”.) During the first quarter of 2004, the Company purchased Cap Agreements with a notional amount of $300.0 million at a cost of $2.4 million. The Company’s Cap Agreements, which had an aggregate notional amount of $610.0 million at March 31, 2004, would generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Cap Agreements. To date, the Company has not received any payments related to its Cap Agreements, as the benchmark interest rate on each of the Company’s active Cap Agreements has remained below such each Cap Agreements strike rate.

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS securing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors. The Company’s restricted cash balance represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing. The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies. Through March 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests (the “55% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test. Therefore, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is somewhat higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with the 55% Test in order to maintain its exempt status under the Investment Company Act. As of March 31, 2004, the Company had determined that it was in and had maintained compliance with the 55% Test.

INFLATION

     Substantially all of the Company’s assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact the Company’s performance far more than does inflation. The Company’s financial statements are prepared in accordance with GAAP and its dividends are based upon net income as calculated for tax purposes; in each case, the Company’s results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair market value without considering inflation.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Act and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”) and, as such, may involve known and unknown risks, uncertainties and assumptions.

     These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing the Company’s MBS; changes in interest rates and the market value of the Company’s MBS; the Company’s ability to use borrowings to finance its assets; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS, which include hybrid MBS, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually. As of March 31, 2004, applying a 15% CPR, the weighted average term to repricing or prepayment of the Company’s ARM-MBS portfolio was 19 months and the weighted average term to repricing on repurchase agreements was 8 months, resulting in repricing gap of 11 months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of March 31, 2004, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of 22 months and repurchase agreements had a weighted average term to repricing of 8 months, resulting in a 14 month contractual repricing gap. The Company’s debt obligations are generally repurchase agreements with terms of three years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the LIBOR and one-year constant maturity treasury (“CMT”) rate, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. While the LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At March 31, 2004, the Company had 62.2% of its ARM-MBS portfolio repricing from the one-year CMT index, 34.8% repricing from the one-year LIBOR index, 2.3% repricing from COFI and 0.7% repricing from the 12-month CMT moving average.

     The Company’s adjustable-rate investment assets and borrowings (i.e., repurchase agreements) reset on various dates that differ for the specific asset or obligation. In general, the repricing of the Company’s debt obligations occurs more quickly than the repricing of assets. Therefore, on average, the Company’s cost of borrowings may rise or fall more quickly in response to changes in market interest rates than does its earnings rate on the assets.

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

     The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive or the Company’s hedging instruments. The following table presents the Company’s interest rate risk using the gap methodology at March 31, 2004.

	At March 31, 2004

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable Rate - MBS	$481,268	$2,068,885	$1,262,081	$1,504,568	$373,142	$5,689,944
Fixed-Rate - MBS	–	–	–	–	7,657	7,657
Cash	68,608	–	–	–		68,608

Total interest-earning assets
	$549,876	$2,068,885	$1,262,081	$1,504,568	$380,799	$5,766,209

Interest-Bearing Liabilities:

Repurchase agreements	$1,603,697	$2,643,663	$674,300	$234,000	$–	$5,155,660
Mortgage loans	–	–	–	–	22,832	22,832

Total interest-bearing liabilities	$1,603,697	$2,643,663	$674,300	$234,000	$22,832	$5,178,492

Interest sensitivity gap	$(1,053,821)	$(574,778)	$587,781	$1,270,568	$357,967	$587,717

Cumulative interest sensitivity gap	$(1,053,821)	$(1,628,599)	$(1,040,818)	$229,750	$587,717

     To a limited extent, the Company uses Cap Agreements as part of its interest rate risk management. The notional amounts of these instruments are not reflected in the Company’s balance sheet. The Cap Agreements, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. The Company’s Cap Agreements, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR. As of March 31, 2004, the Company had $610.0 million of notional amount of Cap Agreements, with a weighted average strike rate for the one-month LIBOR of 4.17%.

MARKET VALUE RISK

     Substantially all of the Company’s investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of stockholders’ equity. (See Note 11 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. government or a federally chartered corporation or are “AAA” rated, such fluctuations are generally not based on the creditworthiness of the mortgages securing such MBS. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS decreases, the Company may receive margin calls from its repurchase agreement counterparties due to such a decline in the estimated fair value of the MBS collateralizing repurchase agreements.

LIQUIDITY RISK

     The primary liquidity risk for the Company arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the guidelines established by the Company’s operating policies, maturities are not required to be, nor are they matched.

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At March 31, 2004, the Company had cash and cash equivalents of $68.6 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should prepayment speeds on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

PREPAYMENT AND REINVESTMENT RISK

     As the Company receives repayments of principal on its MBS, premiums paid on such securities are amortized against interest income and discounts on MBS are accreted to interest income. Premiums arise when the Company acquires a MBS at a price in excess of the principal balance of the mortgages securing such MBS or the par value of such MBS if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal balance of the mortgages securing such MBS, or the par value of such MBS, if purchased at the original issue. For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company’s investment securities, currently comprised of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate, as measure by the CPR, will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At March 31, 2004, the gross unamortized premium for ARM-MBS for financial accounting purposes was $125.5 million (2.26% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $120.0 million.

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

2.2 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation (“AFMAC”) and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the definitive Proxy Statement dated November 12, 2001, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

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

3.4 Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.5 Amended and Restated Bylaws of Registrant (incorporated herein by reference to Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the Securities Exchange Act of 1934 (Commission File No. 1-13991)).

4.1 Specimen of Common Stock Certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

4.2 Specimen of Stock Certificate representing the 8.50% Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.1 Employment Agreement of Stewart Zimmerman, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q, dated September 30, 2003, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.2 Employment Agreement of William S. Gorin, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q, dated September 30, 2003, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.3 Employment Agreement of Ronald A. Freydberg, dated March 30, 2004.

10.4 Employment Agreement of Teresa D. Covello, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.4 of the Form 10-K, dated December 31, 2003, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

(b) Reports on Form 8-K

(i)

On February 5, 2004, the Registrant filed a Current Report on Form 8-K under Items 7, 9 and 12 and attaching the Registrant’s press release, dated February 5, 2004, which announced the Registrant’s results for the fourth quarter and year ended December 31, 2003;

(ii)

On February 11, 2004, the Registrant filed a Current Report on Form 8-K under Items 5 and 7 announcing the Company’s public offering of Common Stock, which was completed on February 18, 2004, and attaching the related underwriting agreement, dated February 10, 2004; and

(iii)

On February 13, 2004, the Registrant filed a Current Report on Form 8-K under Items 7 and 9 announcing tax information regarding the Registrant’s dividend distributions for the year ended December 31, 2003 and attaching the related press release, dated February 13, 2004.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2004	MFA MORTGAGE INVESTMENTS, INC.

	By: /s/	Stewart Zimmerman
Stewart Zimmerman
President and Chief Executive Officer

	By: /s/	William S. Gorin
William S. Gorin
Executive Vice President
Chief Financial Officer (Principal Financial Officer)

	By: /s/	Teresa D. Covello
Teresa D. Covello
Senior Vice President
Chief Accounting Officer and Treasurer (Principal Accounting Officer)