Form 10-Q
period 2004-06-30
MFA MORTGAGE INVESTMENTS
filed 2004-07-27
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes   ☒    No ☐

          78,220,946 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 27, 2004.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Amounts)	June 30, 2004	December 31, 2003

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) (Note 4)	$5,317,396	$4,372,718
Cash and cash equivalents	94,174	139,707
Accrued interest receivable	21,759	18,809
Interest rate caps (Note 5)	2,993	276
Equity interests in real estate investments (Note 6)	-	2,802
Real estate held for investment (Note 6)	30,345	21,486
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”) (Note 9)	879	705
Prepaid and other assets	1,615	1,238

	$5,476,350	$4,564,930

Liabilities:
Repurchase agreements (Note 7)	$4,771,653	$4,024,376
Accrued interest payable	13,982	7,239
Mortgages payable on real estate	22,780	16,161
Interest rate swaps (Note 5)	122	-
Dividends payable	-	15,923
MBS purchase payable	15,543	15,010
Accrued expenses and other liabilities	1,881	1,263

	4,825,961	4,079,972

Commitments and contingencies (Note 8)	-	-

Stockholders’ Equity:
Preferred stock, $.01 par value; Series A 8.50% cumulative redeemable; 5,000,000 shares authorized; 2,000,000 and 0 issued and outstanding at June 30, 2004 and December 31, 2003, respectively ($50,000 and $0 aggregate liquidation preference) (Note 9)	20	-
Common stock, $.01 par value; 370,000,000 shares authorized; 78,220,946 and 63,201,224 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	782	632
Additional paid-in capital	703,197	512,199
Accumulated earnings/(deficit) (Note 9)	3,442	(15,764)
Accumulated other comprehensive loss (Note 11)	(57,052)	(12,109)

	650,389	484,958

	$5,476,350	$4,564,930

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

(In Thousands, Except Per Share Amounts)	(Unaudited)

Interest Income:
MBS income	$38,678	$30,642	$78,744	$62,707
Interest income on temporary cash investments	171	148	338	271

Total Interest Income	38,849	30,790	79,082	62,978

Interest Expense on Repurchase Agreements	18,952	14,700	35,093	29,667

Net Interest Income	19,897	16,090	43,989	33,311

Other Income:
Income from equity interests in real estate	-	579	-	479
Revenue from operations of real estate	1,035	794	2,037	1,221
Gain on sale of securities	-	334	-	334
Miscellaneous other income	12	-	174	-

Total Other Income	1,047	1,707	2,211	2,034

Operating and Other Expense:
Compensation and benefits	1,352	929	2,819	1,880
Real estate operating expense	708	485	1,417	832
Mortgage interest on real estate	421	297	847	500
Other general and administrative expense	763	679	1,512	1,382

Total Operating and Other Expense	3,244	2,390	6,595	4,594

Net Income	$17,700	$15,407	$39,605	$30,751

Less: Preferred Stock Dividends	756	-	756	-

Net Income Available to Common Stockholders	$16,944	$15,407	$38,849	$30,751

Income Per Share Available to Common Stockholders:
Net income per share – basic	$0.22	$0.30	$0.54	$0.63
Weighted average shares outstanding – basic	76,214	51,217	72,562	48,780

Net income per share – diluted	$0.22	$0.30	$0.53	$0.63
Weighted average shares of common stock and common stock equivalents outstanding – diluted	76,260	51,283	72,625	48,836

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004

(In Thousands, Except Per Share Amounts)	(Unaudited)

Series A 8.50% Cumulative Redeemable Preferred Stock (Par Value $.01 – Liquidation Preference $25.00)
Balance at December 31, 2003	$-
Issuance of shares	20

Balance at June 30, 2004	20

Common Stock (Par Value $.01):
Balance at December 31, 2003	632
Issuance of shares	86
Issuance of shares pursuant to DRSPP, net of expenses	64

Balance at June 30, 2004	782

Additional Paid-in Capital:
Balance at December 31, 2003	512,199
Issuance of preferred stock, net of expenses	48,265
Issuance of common stock, net of expenses	82,745
Issuance of common stock pursuant to DRSPP, net of expenses	59,697
Exercise of common stock options	-
Compensation expense for common stock options	291

Balance at June 30, 2004	703,197

Accumulated Income/(Deficit):
Balance at December 31, 2003	(15,764)
Net income	39,605
Dividend declared on common stock	(19,643)
Dividend declared on preferred stock	(756)

Balance at June 30, 2004	3,442

Accumulated Other Comprehensive Loss:
Balance at December 31, 2003	(12,109)
Unrealized loss on MBS during period, net	(46,157)
Unrealized gain on interest rate cap agreements	1,336
Unrealized loss on interest swap agreement	(122)

Balance at June 30, 2004	(57,052)

Total Stockholders’ Equity	$650,389

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(In Thousands)	2004	2003

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$39,605	$30,751
Adjustments to reconcile net income to net cash Provided by operating activities:
Net gain on sale of portfolio investments	-	(334)
Amortization of purchase premiums on investments	22,920	20,172
Amortization of premium cost for interest rate cap agreements	1,014	27
Increase in interest receivable	(2,950)	(2,196)
Increase in other assets and other	(551)	(624)
Increase in accrued expenses, other liabilities and MBS purchase payable	1,151	2,153
Increase (decrease) in accrued interest payable	6,743	(4,403)
Stock option expense	291	-

Net cash provided by operating activities	68,223	45,546

Cash Flows From Investing Activities:
Principal payments on MBS	965,924	919,247
Proceeds from sale of MBS	-	24,295
Purchases of MBS	(1,979,679)	(1,671,277)
Loss from equity interests in real estate in excess of distributions	-	42
Amortization of mortgage principal for real estate investments	(93)	(89)
Cash recognized upon consolidation of subsidiary	258	-
Depreciation and amortization	397	206

Net cash used by investing activities	(1,013,193)	(727,576)

Cash Flows From Financing Activities:
Purchase of interest rate cap agreements	(2,395)	-
Increase in restricted cash	-	39
Net increase in borrowings under repurchase agreements	747,277	635,709
Net proceeds from issuance of preferred stock	48,285	-
Net proceeds from issuance of common stock	142,592	67,191
Dividends paid on common stock	(35,566)	(28,057)
Dividends paid on preferred stock	(756)	-
Proceeds from exercise of stock options	-	409

Net cash provided by financing activities	899,437	675,291

Net decrease in cash and cash equivalents	(45,533)	(6,739)
Cash and cash equivalents at beginning of period	139,707	64,087

Cash and cash equivalents at end of period	$94,174	$57,348

Supplemental Cash Flow Information:
Cash paid during the period for interest	$28,183	$34,070

Non-Cash Investing Disclosure:
Consolidation of investment previously accounted for on the equity method	$2,747	$-

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,

(In Thousands)	2004	2003

	(Unaudited)

Net income available to common stockholders before preferred dividend	$39,605	$30,751
Other Comprehensive Income:
Unrealized holding (losses) on MBS, net	(46,157)	(5,937)
Unrealized holding gains /(losses) on interest rate cap agreements, net	1,336	(886)
Unrealized holding losses on interest rate swaps	(122)	-

Other Comprehensive (Loss) /Income before Preferred Dividends	$(5,338)	$23,928

Preferred stock dividends	(756)	-

Comprehensive (Loss) /Income	$(6,094)	$23,928

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

2.       Summary of Significant Accounting Policies

          (a)     Basis of Presentation

          The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles  (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition at June 30, 2004 and results of operations for all periods presented have been made.  The results of operations for the six-month period ended June 30, 2004 should not be construed as indicative of the results to be expected for the full year.

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

          (b)     MBS

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

          Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions, to ensure future liquidity and to meet other general corporate purposes as they arise.  Gains or losses on the sale of investment securities are based on the specific identification method.  (See Note 2e.)

          The Company’s adjustable-rate assets are comprised primarily of adjustable-rate MBS and hybrid MBS (collectively, “ARM-MBS”) that are guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or Freddie Mac (collectively, “Agency MBS”).  Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually.  At June 30, 2004, 89.6% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less.  Contractual repricing does not consider the impact of prepayments on MBS.

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

          (e)     Credit Risk

          The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consists of Agency MBS.  Pursuant to its operating policies, the remainder of the Company’s assets may consist of: (i) multi-family apartment properties; (ii) limited partnerships, real estate investment trusts or preferred stock of real estate related corporations; or (iii) other fixed-income instruments.  As of June 30, 2004, 95.2% of the Company’s assets consisted of Agency MBS and related receivables, 2.3% were MBS and related receivables rated “AAA” by Standard and Poor’s Corporation, a nationally recognized rating agency, and 1.7% were of cash and cash equivalents; combined these assets comprised 99.2% of the Company’s total assets.

          Other-than-temporary losses on investment securities, whether designated as available-for-sale or held-to-maturity, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities.  The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists:  (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market value when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to a significant change.  At June 30, 2004 and December 31, 2003, the Company had no assets on which an impairment charge had been made.

          (f)     Real Estate Investments/Equity Interest in Real Estate

          At June 30, 2004, the Company indirectly held a 100% ownership interest in a multi-family apartment property known as The Greenhouse and a 99.9% interest in a multi-family apartment property known as Lealand Place.  Retirement Centers Corporation, which directly holds these two properties, is consolidated with its subsidiaries and with the Company.  In addition, at June 30, 2004, the Company held a 99% limited partner interest in a limited partnership, which owns a multi-family apartment property known as Cameron at Hickory Grove (“Cameron”).  Through December 31, 2003, the Company accounted for the investment in Cameron under the equity method.  Commencing on January 1, 2004, the Company changed its accounting for such investment from the equity method to consolidating such entity, on a prospective basis, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), as amended.  Each of these three properties were acquired through tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

          The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization, not to exceed estimated fair value.  Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated.  Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related asset components.  The Company intends to hold its remaining real estate investments as long-term investments.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (g)     Repurchase Agreements

          The Company finances the acquisition of its MBS through the use of repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent with the lender, the Company may renew such agreement at the then prevailing interest rate.  These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.  Through June 30, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

          Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months;  however, the Company is not precluded from entering into repurchase agreements with longer maturities.    Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender.  To reduce this risk, the Company enters into repurchase agreements only with institutions whose holding or parent company’s long-term debt rating is “A” or better as determined by at least one nationally recognized rating agency (collectively, the “Rating Agencies”), where applicable.  If this criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”).  In the event an existing lender is downgraded below “A,” the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum exposure to any lender of no more than three times the Company’s stockholders’ equity.  As of June 30, 2004, the Company had repurchase agreements with 11 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of  $54.8 million.   (See Note 7.)

          (h)     Earnings per Common Share (“EPS”)

          Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income available to holders of common stock by the weighted-average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of unexercised dilutive stock options using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to buy back shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.  (See Note 10.)

          (i)     Comprehensive Income/Loss

          The Company’s consolidated statements of comprehensive income include all changes in the Company’s stockholders’ equity with the exception of additional investments by or dividends declared on common stock.  Such comprehensive income for the Company includes net income, the change in net unrealized holding gains/(losses) on investments and certain derivative instruments reduced by dividends on preferred stock.   (See Note 11.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

          (k)     Derivative Financial Instruments/HedgingActivity

          The Company’s hedges through the use of derivative financial instruments, comprised of interest rate cap agreements (“Caps” or “Cap Agreements”) and interest rate swap agreements (“Swaps” and, together with Caps, “Hedging Instruments”).  The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.”  In accordance with FAS 133, all Hedging Instruments are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative.  Since the Company’s derivatives are designated as  “cash flow hedges,” the change in the fair value of the derivative instrument is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings.  The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter.  To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

          Upon entering into hedging transactions, the Company formally documents the relationship between the Hedging Instruments and the hedged liability.  The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective,” as defined by FAS 133.  The Company discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate.  To date, the Company has not discontinued hedge accounting for any of its Hedging Instruments.

          The Company utilizes Hedging Instruments to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 5.)  In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated “A” or better by at least one of the Rating Agencies at the time of purchase.

          Interest Rate Cap Agreements

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

          The Company purchases Cap Agreements by incurring a one-time fee or premium.  Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels.  Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap Agreement.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Interest Rate Swaps

          When the Company entered into its Swap, it agreed to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”).  The Company’s Swap is designated as cash flow hedge against the benchmark interest rate risk associated with the Company’s borrowings.  The unrealized gain/loss on a Swap is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap.  Therefore, over time, as the actual payments are made, the unrealized gain/loss in accumulated other comprehensive income/(loss) and the carrying value of the Swap adjusts to zero and the Company realizes a fixed cost of money over the life of the Swap.

          All changes in the unrealized gains and losses on a Swap are recorded in accumulated other comprehensive income/(loss) and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings.  If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income/(loss) would be reclassified to income.

          Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income/(loss) as a separate component of equity.  The gain or loss from a terminated Swap remains in accumulated other comprehensive income/(loss) until the forecasted interest payments affect earnings.  If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be reclassified to income.

          (l)     Equity Based Compensation

          On January 1, 2003, the Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”).  FAS 148, amended FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amended the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The adoption of FAS 148 did not have a significant impact on Company’s results of operations; however, the future effect of FAS 148 will be based on, among other things, the underlying terms of future grants of stock based compensation.  (See Note 12.)

          (m)     Adoption of New Accounting Standards

          In January 2003, the FASB issued FIN 46, which was amended in December 2003.  FIN 46, as amended, requires consolidation by the primary beneficiary of all variable interest entities.  FIN 46, as revised, became effective in January 2003 for investments in all variable interest entities acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after December 31, 2003.  The implementation of FIN 46 did not have a material effect on the Company’s consolidated financial statements.  (See Note 6.)

3.        Related Parties

          (a)     Property Management

          America First Properties Management Company L.L.C. (the “Property Manager”), a wholly owned subsidiary of America First Companies L.L.C. (“AFC”), provides property management services for the multi-family properties in which the Company holds investment interests.  The Property Manager receives a management fee equal to a stated percentage of the gross receipts generated by these properties, which for 2003, ranged from 3.5% to

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.0% of gross receipts and, commencing on January 1, 2004, was 3.0% of gross receipts, increasing to a maximum of 4.0% of gross receipts upon attaining certain performance goals.  The Company paid the Property Manager fees of approximately $32,000 and $85,000, respectively, for the quarters ended June 30, 2004 and 2003 and $65,000 and $163,000 for the six months ended June 30, 2004 and 2003, respectively.  The Property Manager also provided property management services to certain properties in which the Company previously held investment interests.  Michael Yanney, the Company’s former Chairman of the Board, who retired from the Board in March 2003, is the Chairman of AFC and Mr. Yanney and George H. Krauss, one of the Company’s directors, have beneficial interests in AFC.

          (b)     Advisory Services

          During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”).  Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan LLC”).  On November 7, 2003, Spartan LLC entered into a sub-advisory agreement with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan LLC agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio.  During the three and six months ended June 30, 2004, the Company earned fees of $12,000 and $36,000, respectively, related to the sub-advisory services rendered by Spartan LLC to AFAAC.  George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC, which owns 100% of the voting stock of AFAAC.

4.       Mortgage-Backed Securities

          At June 30, 2004 and December 31, 2003, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value as determined by an independent pricing source and investment banks that trade such securities.  The following table presents the carrying value of the Company’s MBS as of June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003

(In Thousands)
Fannie Mae Certificates	$3,049,601	$2,782,066
Ginnie Mae Certificates	1,143,360	344,363
Freddie Mac Certificates	1,001,173	1,109,941
Non-agency “AAA” rated	123,262	136,348

	$5,317,396	$4,372,718

          At June 30, 2004 and December 31, 2003, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $5.310 billion and $4.366 billion, respectively, and fixed-rate MBS with carrying values of approximately $7.2 million and $6.6 million, respectively.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS as of June 30, 2004 and December 31, 2003:

(In Thousands)	June 30, 2004	December 31, 2003

Principal balance	$5,204,931	$4,245,458
Principal payment receivable	51,962	40,170

	5,256,893	4,285,628

Unamortized premium	115,726	96,162
Unaccreted discount	(293)	(299)
Gross unrealized gains	6,449	10,882
Gross unrealized losses	(61,379)	(19,655)

Carrying value/estimated fair value	$5,317,396	$4,372,718

          The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$2,069,462	$25,118	$417,407	$7,261	$2,486,869	$32,379
Ginnie Mae	1,028,447	15,744	-	-	1,028,447	15,744
Freddie Mac	562,414	8,043	148,480	3,737	710,894	11,780
Non-agency “AAA” rated MBS	39,225	628	83,598	848	122,823	1,476

Total temporarily impaired securities	$3,699,548	$49,533	$649,485	$11,846	$4,349,033	$61,379

          All of the Company’s MBS are either Agency MBS, which have an implied “AAA” rating, or non-agency MBS that are rated “AAA,” as such none of the unrealized losses are considered to be credit related.  In addition, at June 30, 2004, the Company had 29 MBS with an amortized cost of $661.3 million, which is expected to remain in the Company’s portfolio, that had unrealized losses for 12 months or more.

          The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

(In Thousands)
Coupon interest on MBS	$53,178	$42,075	$101,664	$82,880
Premium amortization	(14,504)	(11,433)	(22,925)	(20,173)
Discount accretion	4	-	5	-

Interest income on MBS, net	$38,678	$30,642	$78,744	$62,707

5.       Hedging Instruments/Hedging Activity

          In connection with the Company’s interest rate risk management process, the Company periodically hedges its interest rate risk by entering into derivative financial instrument contracts.  To date, such instruments are comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities.  The use of derivative financial instruments creates exposure to credit risk.  This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure, the Company only enters into such transactions with financial institutions whose holding or parent company’s long-term debt rating is “A” or better, as determined at least one of the Rating

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Agencies.  In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

          (a)     Interest Rate Cap Agreements

The Company’s Cap Agreements are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  At June 30, 2004, the Company had 16 Cap Agreements with an aggregate notional amount of $610.0 million purchased to hedge against increases in interest rates on $610.0 million of its current and anticipated future 30-day term repurchase agreements.  The Cap Agreements had an amortized cost of approximately $5.0 million and an estimated fair value of $3.0 million at June 30, 2004, resulting in a net unrealized loss of approximately $2.0 million, which is included as a component of accumulated other comprehensive income.  The Company incurred premium amortization expense on its Cap Agreements, which is included as component of interest expense on the Company’s repurchase agreements that such Cap Agreements hedge, of $1.0 million and $26,000 for the six months ended June 30, 2004 and 2003, respectively.  If the 30-day LIBOR were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its Cap Agreement counterparty.  Through June 30, 2004, the Company had not received any payments from counterparties related to any of its Cap Agreements.

          The table below presents information about the Company’s Cap Agreements at June 30, 2004:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)/Gain

(Dollars in Thousands)
Months until active:
Currently active	10 Months	4.54%	$310,000	$2,598	$181	$(2,417)
Within six months	18 Months	3.75	50,000	199	243	44
Six to nine months	18 Months	3.75	100,000	635	812	177
Nine to 12 months	-	-	-	-	-	-
12 to 24 months	18 Months	3.83	150,000	1,561	1,757	195

Weighted Average/Total	14 Months	4.17%	$610,000	$4,993	$2,993	$(2,000)

          (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement.  At June 30, 2004, the 30-day LIBOR was approximately 1.37%

          (b)   Interest Rate Swap

          On June 3, 2004, the Company entered into one forward starting interest rate Swap having a $100.0 million notional amount.  This fixed-pay Swap, which will become effective on September 15, 2004, had a fixed payor rate (i.e., the rate which the Company will pay) of approximately 3.45% for two years from the effective date.  This Swap was used to lock-in the fixed Swap rate related to a portion of anticipated future one-month termed repurchase agreements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The table below presents information about the Company’s Swap at June 30, 2004:

	Active Period	Notional Amount	Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Loss

(Dollars in Thousands)
Months until active:
Currently Active	-	$-	-	$-	$-
Within six months	24 Months	100,000	3.45%	(122)	(122)

Weighted Average/Total	24 Months	$100,000	3.45%	$(122)	$(122)

6.   Real Estate and Equity Interests in Real Estate

          At June 30, 2004, the Company indirectly held investments representing ownership interests in the following properties: (i) a 100% ownership interest in The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska; (ii) a 99.9% ownership interest in Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia; and (iii) a 99% limited partner interest in Owings Chase Limited Partnership, which owns Cameron, a 202-unit multi-family apartment complex in Charlotte, North Carolina.

          Real estate investments, all of which were consolidated with the Company at June 30, 2004, and equity interests in real estate at December 31, 2003 were as follows:

	June 30, 2004		December 31, 2003

(In Thousands)
Real Estate:
Land and buildings	$30,345		$21,486
Cash	480		283
Prepaid and other assets	454		324
Mortgages payable	(22,780	)(1)	(16,161)
Accrued interest payable	(100)		(58)
Other payables	(257)		(210)

Net real estate related assets	$8,142		$5,664

Equity Interest in Real Estate	$-		$2,802 (2)

          (1) Each of the three properties serve as collateral for non-recourse mortgages (subject to customary non-recourse exceptions), which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan.  At June 30, 2004, these mortgages had fixed interest rates ranging from 6.87% to 7.39% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building renovations which remained outstanding at June 30, 2004, such loan is eliminated in consolidation.

           (2) At December 31, 2003, equity interests in real estate was comprised of the Company’s 99% limited partner interest in Owings Chase Limited Partnership, which owns Cameron, a 202-unit multi-family apartment property, located in Charlotte, North Carolina.  Such investment has been consolidated since January 1, 2004, on a prospective basis in accordance with the provisions of FIN 46.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table presents the summary results of operations for such real estate investments that were consolidated, for the three- and six-month periods ended June 30, 2004:

	Three Months	Six Months

	Ended June 30, 2004

(In Thousands)
Revenue from operations of real estate	$1,035	$2,037
Less:
Interest expense for mortgages on real estate	421	847
Other real estate operations expense	708	1,417

	$(94)	$(227)

	Three Months	Six Months

	Ended June 30, 2003

(In Thousands)
Income from equity interests in real estate *	$597	$479

          *The Company reported income from equity interests in real estate included the results of operations for Owings Chase Limited Partnership and two additional real estate investments, which were sold during 2003.  The Company did not report any income from equity interest in real estate for the three and six months ended June 30, 2004, as all real estate investments have been consolidated with the Company since January 1, 2004 on a prospective basis.

7.   Repurchase Agreements

          The Company’s repurchase agreements are collateralized by the Company’s ARM-MBS and typically bear interest at rates that are LIBOR-based.  At June 30, 2004, the Company had outstanding balances of $4.772 billion under 314 repurchase agreements with a weighted average borrowing rate of 1.58% and a weighted average remaining contractual maturity of 8.2 months.  At June 30, 2004, all of the Company’s borrowings were fixed-rate term repurchase agreements with original maturities that range from one-to-36 months.  At December 31, 2003, the Company had outstanding balances of $4.024 billion under 258 repurchase agreements with a weighted average borrowing rate of 1.36%.  At June 30, 2004 and December 31, 2003, the repurchase agreements had the following remaining contractual maturities:

	June 30, 2004	December 31, 2003

(In Thousands)
Within 30 days	$608,427	$412,611
>30 days to 3 months	928,725	503,044
>3 months to 6 months	1,017,326	1,022,560
>6 months to 12 months	1,112,175	1,613,761
>12 months to 24 months	1,000,000	148,200
>24 months to 36 months	105,000	324,200

	$4,771,653	$4,024,376

8.   Commitments and Contingencies

          (a)   Lease Commitments

          At June 30, 2004, the Company had a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York.  The lease provides for, among other things, annual rent of (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012.  In addition, during the first quarter of 2004, the Company entered into a

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

lease through December 2007 for its off-site back-up facilities, located in Rockville Centre, Nassau County, New York.  This lease provides for, among other things, annual rent of $23,000.

          (b)   Securities purchase commitments and other commitments

          At June 30, 2004, the Company had commitments to purchase two ARM-MBS with an aggregate par value of $40.5 million.  These securities were comprised of a $21.5 million MBS issued by Fannie Mae at a purchase price of 101.75% of par and a $20.0 million MBS issued by Ginnie Mae at a purchase price of 101.125%.  Such purchases were scheduled to settle in July 2004.  In connection with these purchase commitments, the Company had a commitment to enter into a $14.1 million repurchase agreement with a term of six months at a fixed rate of 1.87%.

9.       Stockholders’ Equity

          (a)   Dividends on Preferred Stock

          The following presents dividends declared by the Company on the 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) from April 27, 2004, the date such securities were issued:

Declaration Date	Record Date	Payment Date	Dividend Per share

May 27, 2004	June 4, 2004	June 30, 2004	$0.3778

          (b)   Dividends/Distributions on Common Stock

          The following presents common dividends declared by the Company from January 1, 2003 through June 30, 2004:

Declaration Date	Record Date	Payment Date	Dividend Per share

2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)

2003
March 13, 2003	March 28, 2003	April 30, 2003	$0.280
May 22, 2003	June 30, 2003	July 31, 2003	0.280
September 10, 2003	September 30, 2003	October 31, 2003	0.280
December 17, 2003	December 30, 2003	January 30, 2004	0.250

(1) $0.25 quarterly dividend plus $0.01 special dividend

          On July 1, 2004, the Company declared its 2004 second quarter dividend of $0.25, payable on July 30, 2004 to stockholders of record on July 12, 2004.   (See Note 13a.)

          (c)   Shelf Registration

          On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the “Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act.  On October 5, 2001, the SEC declared the registration statement effective.  At June 30, 2004, the Company had $8.7 million remaining under this shelf registration statement.

          On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act.  On July 8, 2003, the SEC declared this registration statement effective.  At June 30, 2004, the Company had $306.3 million available under this shelf registration statement.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (d)   Equity Issued

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

          On April 27, 2004, the Company issued 2,000,000 shares of Series A Preferred Stock at $25.00 per share in an underwritten public offering.  The Series A Preferred Stock has a liquidation value of $25.00 per share. In addition, the Series A Preferred Stock, which may be redeemed for cash at the Company’s option on or after April 27, 2009, has no stated maturity or mandatory redemption and is not convertible into any other securities or property of the Company.

          (e)   DRSPP

          Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments), became operational.  On December 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC for the purpose of registering additional Common Stock for sale through the DRSPP.  This registration statement was declared effective by the SEC on December 15, 2003 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 12.1 million shares of Common Stock.  During the six months ended June 30, 2004, the Company had issued 6,394,722 shares of Common Stock through the DRSPP raising net proceeds of $59.8 million.  At June 30, 2004, 2,401,865 shares of Common Stock remained available for issuance pursuant to the DRSPP registration.

10.     EPS Calculation

          The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

(In Thousands)
Net Income	$17,700	$15,407	$39,605	$30,751
Less:
Preferred stock dividend	(756)	-	(756)	-

Net income available to common stockholders	$16,944	$15,407	$38,849	$30,751

Weighted average shares outstanding - basic	76,214	51,217	72,562	48,780
Add effect of assumed shares issued under treasury stock method for stock options	46	66	63	56

Weighted average shares outstanding - diluted	76,260	51,283	72,625	48,836

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.     Accumulated Other Comprehensive Loss
          Accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$6,449	$10,882
Unrealized losses	(61,379)	(19,655)

	(54,930)	(8,773)

Hedging Instruments:
Unrealized depreciation on interest rate cap agreements	(2,000)	(3,336)
Unrealized depreciation on Swaps	(122)	-

Accumulated other comprehensive income	$(57,052)	$(12,109)

12.     2004 Equity Compensation Plan and Employment Agreements

          (a)   2004 Equity Compensation Plan

          During the second quarter of 2004, the Company adopted the 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the Company’s stockholders.  The 2004 Plan amended and restated the Second Amended and Restated 1997 Stock Option Plan.

          In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the committee as covered services for these purposes) to the Company and any of its subsidiaries are eligible to be granted stock options (“Options”), restricted stock, phantom shares, dividend equivalent rights (“DERs”) and other stock-based awards under the 2004 Plan.

          In general, subject to certain exceptions, a maximum of 3,500,000 shares of Common Stock and/or Options may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  A participant may not receive awards of Options and/or Common Stock in excess of 500,000 in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of Common Stock.  At June 30, 2004, an aggregate of 1,062,250 shares were subject to outstanding awards under the 2004 Plan of which 685,563 were exercisable.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

          A DER is a right to receive, as specified by the committee at the time of grant, a distribution equal to the dividend distributions paid on a share of Common Stock.  DERs may be granted separately or together with awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the committee shall determine in its discretion.  At June 30, 2004, the Company had 954,750 DERs outstanding, of which 578,063 were vested.

          Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the Common Stock, as determined on the date of grant, shall not exceed $100,000 during a calendar year.  The exercise price of ISOs may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Common Stock on the date of grant.  The exercise price for any other Option so issued may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.  Options will be exercisable at such times and subject to such terms as determined by a committee of the Board.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          During the six months ended June 30, 2004, the Company granted 50,000 stock options with a strike price of $10.23, the market price on the date of grant, and an equivalent number related DERs.  Such options and DERs vested 25% on date of grant and will vest 25% on each anniversary date thereafter.   The Company uses the Black-Scholes valuation model to determine the option expense.  The following represents the assumptions used to value the grant made during the six months ended June 30, 2004:

Six-Months Ended June 30, 2004

Fair Value for Options Granted	$4.49
Dividend Yield (1)	-
Volatility	34.47%
Risk-Free Interest Rate	3.77%
Assumed Forfeitures	-
Expected Life in years	7
(1) Dividend yield of zero is applied, as related DERs were granted.

          DERs granted by the Company to date have or are scheduled to vest on the same basis as the underlying Options.  Dividends are paid on vested DERs only to the extent of ordinary income.  Dividends paid on DERs granted to employees of the Company are charged to stockholders’ equity when declared and dividends paid on DERs granted to directors that are not employees of the Company are charged to earnings when declared.  For the six months ended June 30, 2004, the Company recorded a charge of $150,000 to stockholders’ equity associated with vested DERs held by employees and incurred an expense of $1,000 associated with vested DERs held by directors.

          (b)  Employment Agreements

          The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary and change-in-control provisions subject to certain events.

          (c)  Deferred Compensation Plans

          On December 19, 2002, the Board adopted the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”).  Directors and senior officers of the Company may elect to defer a percentage of their compensation earned subsequent to December 31, 2002 pursuant to the Deferred Plans.  The Deferred Plans are intended to provide non-employee directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the stockholders.  Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the Common Stock.  Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant.   At June 30, 2004 and December 31, 2003, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	June 30, 2004	December 31, 2003

Directors’ deferred	$277	$130
Officers’ deferred	133	-

	$410	$130

          (d)  Savings Plan

          Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”).  Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,000.  Substantially all of the Company’s employees are eligible to participate in the Savings Plan.  The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%.  For the quarters ended June 30, 2004 and 2003, the Company incurred expenses for matching contributions pursuant to the Savings Plan of $15,500 and $12,000, respectively.

13.  Subsequent Events

          (a)  Dividend Declared

          On July 1, 2004, the Company declared a second quarter 2004 dividend of $0.25 per share on its Common Stock to stockholders of record on July 12, 2004.  The total dividend of $19.6 million will be paid on July 30, 2004.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

GENERAL

          MFA Mortgage Investments, Inc. is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which include adjustable-rate MBS and hybrid MBS.  The Company’s MBS portfolio consists primarily of Agency MBS, which are guaranteed as to principal and/or interest by Ginnie Mae, Fannie Mae or Freddie Mac and, to a lesser extent, “AAA” rated ARM-MBS.  The Company’s investment policies also permit the acquisition of multi-family apartment properties and investments in REIT securities and other securities; however, such assets do not comprise a significant amount of the Company’s assets.  The Company’s principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

          The Company has elected to be taxed as a REIT for federal income tax purposes.  Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

          The Company’s total assets were $5.476 billion at June 30, 2004 and $4.565 billion at December 31, 2003.  As of June 30, 2004, 99.0% of the Company’s assets consisted of Agency and “AAA” rated MBS, related MBS receivables and cash.  At June 30, 2004, the Company had indirect interests in three multi-family apartment properties, containing a total of 521 rental units, located in Georgia, North Carolina and Nebraska.  The Company currently expects to continue to hold its investments in these properties.

          The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company.  The results of the Company’s operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets.  The Company’s net interest income, which reflects the amortization of purchase premium, varies primarily as a result of changes in interest rates, borrowing costs and prepayment speed, the behavior of which involves various risks and uncertainties.  Prepayment speeds, as measured by the constant prepayment rate (“CPR”), and interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  For the Company, increases in interest rates, in general, over time cause:  (i) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; (ii) the cost of borrowings to increase; (iii) coupons on the MBS assets to reset to higher interest rates and (iv) the value of the Company’s MBS portfolio to decline.  Conversely, decreases in interest rates, in general, over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) the cost of borrowings to decrease; (iii) coupons on the MBS assets to reset to lower interest rates and (iv) the value of the  MBS portfolio to increase.  In addition, borrowing costs are further affected by the Company’s creditworthiness.

          The operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT.  The Company also faces risks inherent in its other assets, comprised of interests in multi-family apartment properties and Hedging Instruments.  Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at June 30, 2004, such assets have the potential of causing a material impact on the Company’s operating performance in future periods.

          During the fourth quarter of 2003, the Company, through subsidiaries, began providing third-party advisory services as a sub-advisor to AFAI with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio.  The Company earned fees of $36,000 related to such business during the six months ended June 30, 2004.  The Company may grow its third-party advisory revenue over time.

          The Company continues to explore alternative business strategies, alternative investments, alternative financing sources and other strategic initiatives to compliment the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future.

RESULTS OF OPERATIONS

          In comparing the results of operations for the three and six months ended June 30, 2004 to the results for the three and six months ended June 30, 2003, the Company notes that that the components of net interest income and earnings per share of Common Stock for the three and six months ended June 30, 2004 reflect substantial growth in interest-earning assets and interest-bearing liabilities.  Such growth was funded through the investment of, on a leveraged basis, $203.4 million of equity capital raised, from June 30, 2003 through June 30, 2004.  Such capital issuances were comprised of the 24.1 million shares of Common Stock and 2.0 million shares of Series A Preferred Stock.

Three Month Period Ended June 30, 2004 Compared to the Three Month Period Ended June 30, 2003

          Net income increased to $17.7 million for the three months ended June 30, 2004, while basic and diluted earnings per common share decreased to $0.22, compared to net income of $15.4 million for the three months ended June 30, 2003, or basic and diluted earnings per common share of $0.30.

          During the three months ended June 30, 2004, the net yield on interest-earning assets decreased to 2.77%, compared to 3.17% for the three months ended June 30, 2003, while the cost of interest-bearing liabilities decreased to 1.53% from 1.68% for the respective periods.

          For the three months ended June 30, 2004, the Company’s net interest income increased by $3.8 million, to $19.9 million, from $16.1 million for the three months ended June 30, 2003.  This increase reflects growth in the Company’s interest-earning assets and interest-bearing liabilities reflecting the investment, on a leveraged basis, of additional equity capital raised during the 12 months ended June 30, 2004.  However, the impact of the decline in market interest rates to historic lows has, over time, caused the Company’s gross yield (i.e., the stated coupon interest rate) on the MBS portfolio to decline.  Specifically, as a result of this interest rate environment, the Company has experienced significant prepayments on its MBS portfolio during this period and such prepayments have been reinvested, over time, in MBS, generally having a lower coupon than that of the MBS being prepaid.  In addition, beginning in 2004, the cost of the Company’s borrowings, which had declined in 2003, began to increase due primarily to the Company’s strategy of lengthening the maturities on its repurchase agreements, the amortization of the Company’s interest-rate Caps and increases in market interest rates.  As a result, the Company’s interest spread decreased to 1.24% for the second quarter of 2004 as compared to 1.49% for the second quarter of 2003.  Therefore, while growth in interest-earning assets and interest-bearing liabilities increased the Company’s net interest income and components thereof, such positive impact was constrained by a decrease in the Company’s net interest margin and spread.  In response to the anticipated rise in market interest rates, which generally results in a decrease in the market value of the Company’s MBS portfolio, the Company strategically reduced the size of its MBS portfolio and resulting assets-to-equity ratio.  For the quarter ended June 30, 2004, the Company had an average assets-to-equity ratio of 8.8x as compared to 9.5x for the quarter ended June 30, 2003.  The impact of the lower net yield on the MBS portfolio and the decrease in the net interest spread contributed to lowering the Company’s net interest margin (i.e., net interest income divided by interest-earning assets) to 1.41% for the second quarter of 2004 as compared to 1.65% for the second quarter of 2003.

          Interest income for the second quarter of 2004 increased by $8.1 million, or 26.2%, to $38.8 million compared to $30.8 million earned during the second quarter of 2003.  This increase was primarily the result of an increase in interest income on the Company’s MBS portfolio, net of purchase premium amortization, and reflects an increase in the average investment in MBS (excluding changes in market values) of $1.686 billion, or 44.0%, to $5.519 billion for the second quarter of 2004 from $3.833 billion for the second quarter of 2003.  However, the net yield on the MBS portfolio declined to 2.80% for the second quarter of 2004, from 3.20% for the second quarter of 2003,  primarily due to a decrease in the gross yield of 63 basis points to 4.09% for the second quarter of 2004 from 4.72% for the second quarter of 2003.  Premium amortization for the second quarter of 2004 reduced the net yield on the MBS portfolio by 112 basis points, compared to 128 basis points for the second quarter of 2003.   In general, the Company’s interest-bearing liabilities tend to reprice sooner than the Company’s interest earning assets.  As a result, the Company expects that the recent increase in market interest rates will cause the Company’s cost of funding to continue to increase during the third quarter of 2004.

          The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Gross Yield/ Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

June 30, 2004	4.09%	(0.09)%	(1.12)%	(0.08)%	2.80%
March 31, 2004	4.14	(0.09)	(0.72)	(0.06)	3.27
December 31, 2003	4.24	(0.10)	(1.11)	(0.10)	2.93
September 30, 2003	4.45	(0.11)	(1.58)	(0.11)	2.65
June 30, 2003	4.72	(0.11)	(1.28)	(0.13)	3.20

          The Company believes that the CPR in future periods will depend, in part, on changes in, and the level of, market interest rates across the yield curve.  Based on the downward trend in the Mortgage Bankers Association refinancing index, the Company expects that higher interest rates during the second quarter should lead to a decline in prepayment speeds on the Company’s MBS portfolio.  In anticipation of an increase in interest rates during the second quarter of 2004, the Company reduced its level of MBS assets.  The Company generally intends to maintain its assets to equity ratio near or below 9x during the third quarter of 2004 in anticipation of an increase in short-term interest rates.  However, the market value of the portfolio is a significant factor in measuring the Company’s resulting assets to equity ratio, therefore the ratio of assets to equity is impacted by changes in the market value of the MBS portfolio.  The Company monitors purchase premiums paid for MBS to mitigate the impact of increases in prepayment activity.  At June 30, 2004, the Company had net purchase premiums of $115.4 million, or 2.22% of current principal balance, compared to $95.9 million of net purchase premiums, or 2.26% of principal balance, at December 31, 2003.

          The following table presents the CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

June 30, 2004	32.4%
March 31, 2004	22.9
December 31, 2003	31.9
September 30, 2003	41.2
June 30, 2003	37.1

          Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $23,000, or 15.54%, to $171,000 for the second quarter of 2004 from $148,000 for the second quarter of 2003.  This increase reflects an increase in the average balance of cash investments during the second quarter of 2004 compared to the second quarter of 2003, which was partially offset by a 30 basis point decrease in the yield on such investments for the second quarter of 2004, compared to the second quarter of 2003.  The Company’s average cash investments increased by $33.9 million, or 61.3%, to $89.1 million for the second quarter of 2004 compared to $55.2 million for the second quarter of 2003.  In general, as the MBS portfolio has continued to grow, the Company’s average cash investments have increased, as cash provided from payments of principal and interest and additional equity capital raised are temporarily maintained in cash investments until invested in MBS or used for general corporate purposes.

The table below provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
June 30, 2004	$5,519,266	$38,678	$89,099	$38,849	2.77%	$4,965,493	$18,952	1.53%	$19,897
March 31, 2004	4,908,553	40,066	86,372	40,233	3.22	4,458,174	16,141	1.46	24,092
December 31, 2003	4,173,680	30,615	142,686	30,898	2.86	3,856,975	13,539	1.39	17,359
September 30, 2003	3,972,011	26,290	94,254	26,482	2.61	3,637,258	13,386	1.46	13,096
June 30, 2003	3,832,595	30,642	55,252	30,790	3.17	3,510,910	14,700	1.68	16,090

(1) Does not reflect unrealized gains and losses.

          The Company’s interest expense increased by $4.3 million, or 28.9%, to $19.0 million for the second quarter of 2004 compared to $14.7 million for the second quarter of 2003.  This increase reflects the impact of the significant increase in average borrowings under repurchase agreements, partially offset by the decline in the Company’s cost of borrowings.  The Company’s increase in borrowings through repurchase agreements primarily reflects the leveraging of equity capital raised since the second quarter of 2003.  The cost of such borrowings decreased to 1.53% for the second quarter of 2004, from 1.68% for the second quarter of 2003.  The average balance of repurchase agreements increased to $4.965 billion for the second quarter of 2004, compared to $3.511 billion for the second quarter of 2003.  Interest expense includes the amortization of premiums paid for the Company’s active Cap Agreements, all of which are cash flow hedges.  At the time Cap Agreements are purchased, they are designated as hedges against future increases in interest rates on the Company’s borrowings under repurchase agreements.  (See Notes 2(k) and 5 to the accompanying consolidated financial statements, included under Item 1.)  Amortization of the premium paid to enter into Cap Agreements is recognized as interest expense over the active period of such agreements, net of any payments received pursuant to such agreements.  The Company recognized $610,000 of interest expense related to the amortization of premiums on its active Cap Agreements for the second quarter of 2004, compared to $18,000 for the second quarter of 2003.  The Company did not receive any payments under its Cap Agreements during either the second quarter of 2004 or 2003, as one-month LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate stipulated in any of the Company’s active Cap Agreements during such periods.  At June 30, 2004, the Company had unamortized premiums of $5.0 million on 16 Cap Agreements with an aggregate notional amount of $610.0 million, of which $310.0 million were active.

          For the quarter ended June 30, 2004, other income was primarily comprised of revenue from operations of real estate and miscellaneous other income.  Other income decreased to $1.0 million for the second quarter of 2004, from $1.7 for the second quarter of 2003.  During the first three months of 2003, the Company held three other real estate investments accounted for under the equity method; such investments were sold during the second and third quarters of 2003.  The Company does not anticipate that the operations of its three remaining real estate investments will have a significant impact on the future results of operations of the Company.  (See Note 6 to the accompanying consolidated financial statements, included under Item 1.)  In addition, upon implementing the provisions of FIN 46 on January 1, 2004, the Company changed its accounting for a real estate subsidiary from the equity method whereby such results were previously reported as a component of income from equity interest in real estate, to consolidating the results of such investment’s operations with those of the Company.

          The Company did not sell any of its MBS assets during the second quarter of 2004.  During the second quarter of 2003, the Company sold MBS with a carrying value of approximately $24.0 million, and realized net gains of  $334,000 on such sales.

          During the second quarter of 2004, the Company reported operating and other expense of $3.2 million, which included real estate operating expenses and mortgage interest of $1.1 million related to real estate investments, one of which was previously accounted for under the equity method.  (See Note 6 to the accompanying consolidated financial statements, included under Item 1.)  The Company’s core operating expenses, comprised of compensation and benefits and other general and administrative expense, were $2.1 million for the second quarter of 2004, or 0.15% of average assets, compared to $1.6 million, or 0.16% of average assets for the second quarter of 2003.  For the second quarter of 2004, employee compensation and benefits accounted for $1.4 million, or 63.9% of core operating expenses, of which $121,000 was a non-cash expense related to stock options and related DERs.  The remaining $302,000 increase in compensation and benefits primarily reflects additional hires made to meet the needs of the Company as it continued to grow and contractual and other compensation increases, all of which are approved by the Compensation Committee of the Board.  While the increase in employees has and will further increase the cost of compensation and benefits for 2004 and beyond, such hires have and are expected to continue, to a certain extent, to result in the Company experiencing a reduction in third-party fees.  Other general and administrative expenses which were $763,000 for the second quarter of 2004, compared to $679,000 for the second quarter of 2003, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees, certain of which are expected to increase in connection with complying with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the amount of which are not expected to have a significant impact on the Company’s results of operations.

Six Month Period Ended June 30, 2004 Compared to the Six Month Period Ended June 30, 2003

          Net income increased to $39.6 million for the six months ended June 30, 2004, while basic and diluted earnings per share decreased to $0.54 and $0.53, respectively, compared to net income of $30.8 million, or $.63 per basic and diluted share, for the six months ended June 30, 2003.

          During the six months ended June 30, 2004, the net yield on interest-earning assets decreased to 2.98%, compared to 3.40% for the six months ended June 30, 2003, while the cost of interest-bearing liabilities decreased to 1.50% from 1.78% for the respective periods.

          For the six months ended June 30, 2004, the Company’s net interest income increased by $10.7 million, to $44.0 million, from $33.3 million for the six months ended June 30, 2003.  This increase reflects growth in the Company’s interest-earning assets and interest-bearing liabilities reflecting the investment, on a leveraged basis, of additional equity capital raised during the 12 months ended June 30, 2004.  However, the impact of the decline in market interest rates to historic lows, has, over time, caused the Company’s gross yield on the MBS portfolio to decline.  Specifically, as a result of the interest rate environment, the Company has experienced significant prepayments on its MBS portfolio during this period and such prepayments have been reinvested, over time, in MBS generally having a lower coupon than that of the MBS being prepaid.  In addition, in 2004, the cost of the Company’s borrowings, which had declined during the first six months of 2003, began to increase primarily due to the Company’s strategy of lengthening the maturities on its repurchase agreements, the amortization of the Company’s interest-rate Caps and increases in market interest rates.  As a result, the Company’s interest spread decreased to 1.48% for the first six months of 2004 from 1.62% for the first six month of 2003.  In response to the anticipated rise in market interest rates, which generally results in a decrease in the market value of the Company’s MBS portfolio, the Company strategically reduced the size of its MBS portfolio and resulting assets-to-equity ratio.  For the six months ended June 30, 2004, the Company had an average assets-to-equity ratio of 8.9x compared to 9.6x for the six months ended June 30, 2003.  The impact of the lower net yield on the MBS portfolio and the decrease in the net interest spread contributed to lowering the Company’s net interest margin to 1.65% for the first six months of 2004 compared to 1.79% for the first six months of 2003.

          Interest income for the first six months of 2004 increased by $16.1 million, or 25.6%, to $79.1 million compared to $63.0 million earned for the first six months of 2003.  This increase was primarily the result of an increase in interest income on the Company’s MBS portfolio, net of purchase premium amortization, and reflects an increase in the average investment in MBS (excluding changes in market values) of $1.563 billion, or 42.8%, to $5.214 billion for the first six months of 2004 from $3.651 billion for the first six months of 2003.  However, the net yield on the MBS portfolio declined to 3.02% for the first six months of 2004, from 3.43% for the first six months of 2003, primarily due to a decrease in the gross yield of 76 basis points to 4.11% for the first six months of 2004 from 4.87% for the first six months of 2003.  Premium amortization for the first six months of 2004 reduced the net yield on the MBS portfolio by 93 basis points, compared to 119 basis points for the first six months of 2003.

          For the first six months of 2004, the Company experienced an annualized CPR of 28.0%, compared to an annualized CPR of 35.0% for the 2003 six month period.  The decrease in prepayments, as measured by the CPR, resulted in a slowing of amortization of purchase premiums, a component of the net yield on the Company’s MBS portfolio.

          The Company’s interest expense increased by $5.4 million, or 18.3%, to $35.1 million for the first six months of 2004, compared to $29.7 million for the first six months of 2003.  This increase reflects the impact of the significant increase in average borrowings under repurchase agreements, partially offset by the decline in the Company’s cost of borrowings.  The Company’s increase in borrowings through repurchase agreements primarily reflects the leveraging of equity capital raised since the second quarter of 2003.  The cost of such borrowings decreased to 1.50% for the first six months of 2004, from 1.78% for the first six months of 2003.  The average balance of repurchase agreements increased to $4.712 billion for the first six months of 2004, compared to $3.349 billion for the first six months of 2003.  Interest expense includes the amortization of premiums paid for the Company’s active Cap Agreements, all of which are cash flow hedges.  At the time Cap Agreements are purchased, they are designated as hedges against future increases in interest rates on the Company’s borrowings under repurchase agreements.  (See Notes 2(k) and 5 to the accompanying consolidated financial statements, included under Item 1.)  Amortization of the premium paid to enter into Cap Agreements is recognized as interest expense over the active period of such agreements, net of any payments received pursuant to such agreements.  The Company recognized $1.0 million of interest expense related to the amortization of premiums on its active Cap Agreements for the first six months of 2004, compared to $26,000 for the first six months of 2003.  The Company did not receive any payments under its Cap Agreements during either the first six months of 2004 or 2003, as LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate stipulated in any of the Company’s active Cap Agreements during such periods.

          Operating and other expense increased to $6.6 million, or 43.56%, for the six months ended June 30, 2004 compared to $4.6 million for the six months ended June 30, 2003, of which $703,000 reflects the consolidation of Cameron’s operating expenses which were previously accounted for under the equity method. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.)  The Company's core operating expenses, comprised of compensation and benefits and other general and administrative expense, were $4.3 million for the first six months of 2004, or 0.16% of average assets, compared to $3.3 million, or 0.17% of average assets for the first six months of 2003. For the first six months of 2004, employee compensation and benefits accounted for $2.8 million, or 65.1% of core operating expenses. The $939,000 increase in compensation and benefits, of which $291,000 was a non-cash expense related to stock options and related DERs, primarily reflects additional hires made to meet the needs of the Company as it continued to grow and contractual and other compensation increases, all of which are approved by the Compensation Committee of the Board. While the increase in employees has and will further increase the cost of compensation and benefits for 2004 and beyond, such hires have and are expected to continue, to a certain extent, to result in the Company experiencing a reduction in third-party fees. Other general and administrative expenses which were $1.5 million for the first six months of 2004, compared to $1.4 million for the first six months of 2003, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees, certain of which are expected to increase in connection with complying with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the amount of which are not expected to have a significant impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions.  The Company’s most significant uses of cash include purchases of MBS and dividend payments on its capital stock.  In addition, the Company also uses cash to fund operations, make purchases of Hedging Instruments and make such other investments that it considers appropriate.

          Borrowings under repurchase agreements were $4.772 billion at June 30, 2004 compared to $4.024 billion at December 31, 2003.  This increase in borrowings was facilitated by the increase in the Company’s equity capital as a result of the issuance of Common Stock during the first quarter of 2004 and Series A Preferred Stock during the second quarter of 2004 and the issuance of Common Stock through the Company’s DRSPP.  At June 30, 2004, repurchase agreements had a weighted average borrowing rate of 1.58%, on loan balances between $195,000 and $139.9 million.  The Company’s repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR.  To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

          During the six months ended June 30, 2004, principal payments on MBS generated cash of $965.9 million and operations provided $68.2 million in cash.  As part of its core investing activities, during the first six months of

2004, the Company acquired $1.980 billion of MBS, all of which were either Agency MBS or “AAA” rated.  On April 1, 2004, the Company declared dividends on its Common Stock of $19.6 million, of which $1.7 million were reinvested through the Company’s DRSPP, which were paid on April 30, 2004.  On May 27, 2004, the Company declared dividends on its Class A Preferred Stock of $756,000, which were paid on June 30, 2004.  In addition, on July 1, 2004, the Company declared dividends on its Common Stock totaling $19.7 million, which will be paid on July 30, 2004 to stockholders of record on July 12, 2004.

          Although the Company typically intends to hold its investments in MBS for investment purposes, sales may occur as part of the Company’s overall asset/liability management in response to various market conditions and opportunities.  As such, all of the Company’s MBS are designated as available-for-sale.  The Company did not sell any MBS during the six months ended June 30, 2004.

          During the six months ended June 30, 2004, the Company issued: (i) approximately 8.6 million shares of Common Stock through a public offering raising net proceeds of $82.8 million; (ii) 2.0 million shares of Series A Preferred Stock through a public offering raising net proceeds of $48.3 million; and (iii) approximately 6.4 million shares of Common Stock pursuant to the DRSPP raising additional net proceeds of $59.8 million, of which $879,000 was receivable at June 30, 2004.

          At June 30, 2004, the Company had an aggregate of $315.0 million available under its two effective registration statements on Form S-3.  The Company may, as market conditions permit, issue shares of Common Stock and/or preferred stock pursuant to these registration statements.  In addition, at June 30, 2004, the Company had approximately 2.4 million shares of Common Stock available for issuance under the combined DRSPP registration statements for the purpose of issuing Common Stock for sale through the DRSPP.

          To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds for general corporate purposes, including, without limitation, the acquisition of additional MBS consistent with its investment policy and the repayment of its repurchase agreements.  The Company may also consider acquiring additional interests in multi-family apartment properties, mortgage loans and/or other investments consistent with its investment strategies and operating policies.  There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

          In order to reduce interest rate risk exposure, the Company may enter into Caps and Swaps, which are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR based repurchase agreements.  (See “Quantitative and Qualitative Disclosures About Market Risk.”) During the first six months of 2004, the Company purchased Cap Agreements with a notional amount of $300.0 million at a cost of $2.4 million and entered into a $100.0 million notional amount fixed-rate pay Swap.  The Company’s Cap Agreements, which had an aggregate notional amount of $610.0 million at June 30, 2004, would generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Cap Agreements.  To date, the Company has not received any payments related to its Cap Agreements, as the benchmark interest rate on each of the Company’s active Cap Agreements has remained below such Cap Agreements’ strike rate.  The Company’s Swap requires the Company to pay a fixed rate of 3.45% on $100.0 million from September 15, 2004 through September 14, 2006 and receive a variable rate based on 30-day LIBOR.

          Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash.  Specifically, margin calls result from a decline in the value of the Company’s MBS securing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors.  The Company’s restricted cash balance represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through June 30, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

OTHER MATTERS

          The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests (the “55% Test”).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test.  Therefore, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates.  If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions.  Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, the Company monitors its compliance with the 55% Test in order to maintain its exempt status under the Investment Company Act.  As of June 30, 2004, the Company had determined that it was in and had maintained compliance with the 55% Test.

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

FORWARD LOOKING STATEMENTS

          When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Act and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

INTEREST RATE RISK

          The Company primarily invests in ARM-MBS, which include hybrid MBS, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually.  As of June 30, 2004, applying a 15% CPR, the weighted average term to repricing or prepayment of the Company’s ARM-MBS portfolio was 16.9 months and the weighted average term to repricing on repurchase agreements, including the impact of the Company’s Swap, was 8.4 months, resulting in repricing gap of 8.5 months.  The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities.  As of June 30, 2004, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of 20.1 months and repurchase agreements, including the impact of the Swap, had a weighted average term to repricing of 8.6 months, resulting in a 11.5 month contractual repricing gap.  The Company’s debt obligations are generally repurchase agreements with terms of three years or less.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

          The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year constant maturity treasury rate (“CMT”) and LIBOR, while debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR.  While the LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At June 30, 2004, the Company had 63% of its ARM-MBS portfolio with coupons based on the one-year CMT index, 34% with coupons based on the one-year LIBOR index, 2% with coupons based on COFI and 1% with coupons based on the 12-month CMT moving average.

          The Company’s adjustable-rate assets reset on various dates that are not matched to the reset dates on the Company’s borrowings (i.e., repurchase agreements).  In general, the repricing of the Company’s debt obligations occurs more quickly than the repricing of assets.  Therefore, on average, the Company’s cost of borrowings may rise or fall more quickly in response to changes in market interest rates than does its earnings rate on the assets.

          The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period.  A positive gap (asset sensitive), where the repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment.  At June 30, 2004, the Company had a negative gap (liability sensitive), which will generally have the opposite results on the net interest margin.  As discussed above, the gap analysis is prepared assuming a 15% CPR; however, actual prepayment speeds could vary significantly from the rate assumed in the table.  The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from periodic and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities.

          The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive or the Hedging Instruments.  The following table presents the Company’s interest rate risk using the gap methodology at June 30, 2004.

	At June 30, 2004

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years		Total

Interest-Earning Assets:
Adjustable-Rate MBS	$561,953	$2,072,701	$1,206,561	$1,164,855		$304,105	$5,310,175
Fixed-Rate MBS	-	-	-	-		7,221	7,221
Cash	94,174	-	-	-		-	94,174

Total interest-earning assets	$656,127	$2,072,701	$1,206,561	$1,164,855		$311,326	$5,411,570

Interest-Bearing Liabilities:
Repurchase agreements	$1,537,152	$2,129,501	$1,000,000	$105,000		$-	$4,771,653

Total interest-bearing liabilities	$1,537,152	$2,129,501	$1,000,000	$105,000	$		$4,771,653

Gap before Hedging Instruments	$(881,025)	$(56,800)	$206,561	$1,059,855		$311,326
Hedging Instruments Notional Amounts	100,000	-	-	-		-	100,000

Cumulative Difference Between Interest Earnings Assets and Interest Bearing Liabilities after Derivatives	$(781,025)	$(837,825)	$(631,264)	$428,591		$739,917

Cumulative Difference as a percentage of total assets	-14.26%	-15.30%	-1.53%	7.83%		13.51%

          As part of the overall interest rate risk management strategy, the Company periodically uses derivative instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives.  At June 30, 2004, the Company had Caps with an aggregate notional amount of $610.0 million, of which $310.0 were active, and a Swap with a notional amount of $100.0 million, which will become active on September 15, 2004.  To date, the Company has not received any payments under any of its Hedging Instruments.   The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements.  The notional amounts of the Company’s Cap Agreements, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability.  In addition, the notional amounts of the Company’s derivative instruments are not reflected in the Company’s consolidated statements of financial condition.  The Company’s Cap Agreements, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.  As of June 30, 2004, the Company had $610.0 million of notional amount of Cap Agreements, with a weighted average strike rate for the one-month LIBOR of 4.17%.

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

          The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets.  As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature.  However, there can be no assurances that the Company will always be able to roll over its repurchase agreements.  At June 30, 2004, the Company had cash and cash equivalents of $94.2 million and unpledged securities of $200.2 million available to meet margin calls on its repurchase agreements and for other corporate purposes.  However, should prepayment speeds on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

          For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date.  Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP.  At June 30, 2004, the gross unamortized premium for ARM-MBS for financial accounting purposes was $115.7 million (2.22% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $113.9 million.

          In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

          The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on projected net interest income and portfolio value over the next twelve months based on the investments in the Company’s MBS portfolio on June 30, 2004 and includes the Company’s interest-rate sensitive assets and liabilities.  The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities.  The Company generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

1.00%	(6.86)%	(1.94)%
0.50%	(2.75)%	(0.89)%
(0.50)%	5.21%	0.73%
(1.00)%	9.79%	1.30%

          Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, future sales, acquisitions and restructuring could materially change the Company’s interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Securities Act.

          The table quantifies the potential changes in net interest income and portfolio value should interest rates immediately change (“Shock”).  The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio.  Assumptions made on the interest rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement and amount of borrowing.

          The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.62 and expected convexity (i.e., approximates the change in duration relative to the change in interest rates) of (0.64).  Impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding.  The Company’s asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.  For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 44.9% decrease in the CPR of the MBS portfolio.  The base interest rate scenario assumes interest rates at June 30, 2004.  Actual results could differ significantly from those estimated in the table.

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

Item 4.  Submission of Matters to Vote of Securities Holders.

          On May 27, 2004, the Company held its 2004 Annual Meeting of Stockholders in New York, New York (the “Meeting”) for the purpose of: (i) electing three Class III directors to serve on the Board until the 2007 Annual Meeting of Stockholders and one Class I director to serve on the Board until the 2005 Annual Meeting of Stockholders; (ii) approving the 2004 Plan, which amended and restated its Second Amended and Restated 1997 Stock Option Plan; and (iii) ratifying the appointment of Ernst & Young LLP as its auditors for the fiscal year ending December 31, 2004.  On June 9, 2004, the Company reconvened the Meeting, which was adjourned on May 27, 2004 with respect to the proposal to approve the 2004 Plan, to vote on such proposal.  The total number of shares of Common Stock entitled to vote at the Meeting was 74,976,327, of which 64,543,467 shares, or 86.1%, were present in person or by proxy.

          The following sets forth the results of the election of directors:

Name of Class III Nominees	For	Withheld

Stewart Zimmerman	63,285,731	1,257,736
James A. Brodsky	63,580,482	962,985
Alan L. Gosule	63,243,938	1,299,529

Name of Class I Nominee	For	Withheld

Edison C. Buchanan	63,624,524	918,943

          There was no solicitation in opposition to the foregoing nominees by stockholders.  With respect to the election of directors, 27,770,962 broker non-votes were received.  The term of office of Stephen Blank, a Class I director, and Michael Dahir and George Krauss, Class II directors, continued after the Meeting.

          The Company’s 2004 Plan was approved by the stockholders with 38,416,120 votes “For,” 4,314,965 votes “Against” and 659,666 votes “Abstained.”  In addition, the adjournment of the Meeting with respect to this proposal was approved by the stockholders with 31,808,494 votes “For,” 4,112,136 votes “Against” and 653,163 votes “Abstained.”

          The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was approved by the stockholders with 63,697,366 votes “For,” 541,596 votes “Against” and 304,505 votes “Abstained.”  With respect to the ratification of the appointment of Ernst & Young LLP, 27,770,962 broker non-votes were received.

          Further information regarding the proposals is contained in the Company’s Proxy Statement, dated April 21, 2004.

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

10.3     Employment Agreement of Ronald A. Freydberg, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q, dated March 31, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.6     2004 Equity Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, dated July 21, 2004, filed by the Registrant pursuant to the 33 Act (Commission File No. 333-106606)).

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

(b)  Reports on Form 8-K

(i)

On July 1, 2004, the Registrant filed a current report on Form 8-K under Items 7, 9 and 12 and attaching the Registrant’s press release, dated July 1, 2004, which announced the Registrant’s dividend and other information for the second quarter of 2004;

(ii)

On April 27, 2004, the Registrant filed a current report on Form 8-K under Items 7, 9 and 12 and attaching the Registrant’s press release, dated April 27, 2004, announcing its financial results for the quarter ended March 31, 2004;

(iii)

On April 23, 2004, the Registrant filed a current report on Form 8-K under Items 5 and 7 announcing the Company’s public offering of Series A Preferred Stock, which was completed on April 27, 2004 and attaching the related underwriting agreement, dated April 22, 2004; and

(iv)

On April 1, 2004, the Registrant filed a current report on Form 8-K under Items 7, 9 and 12 and attaching the Registrant’s press release dated April 1, 2004, announcing dividend and providing earnings guidance for the first quarter of 2004 and attaching the press release, dated April 1, 2004, announcing the appointment of Edison C. Buchanan to the Registrant’s Board of Directors.

SIGNATURES

          Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2004	MFA MORTGAGE INVESTMENTS, INC.

	By:/s/	Stewart Zimmerman

Stewart Zimmerman
President and Chief Executive Officer

	By:/s/	William S. Gorin

William S. Gorin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:/s/	Teresa D. Covello

Teresa D. Covello
Senior Vice President
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)