Form 10-Q
period 2004-09-30
MFA MORTGAGE INVESTMENTS
filed 2004-11-02
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     80,636,239 shares of the registrant’s common stock, $0.01 par value (“Common Stock”), were outstanding as of October 29, 2004.

TABLE OF CONTENTS

PART I
Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2004
(Unaudited) and December 31, 2003

Consolidated Statements of Income (Unaudited) for Three and Nine
Months Ended September 30, 2004 and September 30, 2003

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Nine Months Ended September 30, 2004

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
Ended September 30, 2004 and September 30, 2003

Consolidated Statements of Comprehensive Income (Unaudited) for the Nine
Months Ended September 30, 2004 and September 30, 2003

Notes to the Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II
Other Information

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

10.9 Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan.

10.10 Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan.

10.11 Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan.

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

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Amounts)	September 30, 2004	December 31, 2003

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) (Note 4)	$6,103,930	$4,372,718
Cash and cash equivalents	45,213	139,707
Accrued interest receivable	26,258	18,809
Interest rate caps (“Caps” or “Cap Agreements”) (Note 5)	1,391	276

Equity interests in real estate investments (Note 6)	–	2,802
Real estate held for investment (Note 6)	30,210	21,486
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and
Dividend Reinvestment Plan (“DRSPP”) (Note 9)	3,393	705
Prepaid and other assets	1,491	1,238

	$6,219,075	$4,564,930

Liabilities:
Repurchase agreements (Note 7)	$5,484,029	$4,024,376
Accrued interest payable	19,742	7,239
Mortgages payable on real estate	22,734	16,161

Interest rate swaps (“Swaps”) (Note 5)	1,066	–

Dividends payable	–	15,923

MBS purchase payable	–	15,010

Accrued expenses and other liabilities	2,833	1,263

	5,530,404	4,079,972

Commitments and contingencies (Note 8)	–	–

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000,000 shares authorized; 2,000,000 and 0 issued and outstanding at
September 30, 2004 and December 31, 2003, respectively ($50,000 and
$0 aggregate liquidation preference) (Note 9)	20	–
Common Stock, $.01 par value; 370,000,000 shares authorized;
79,788,932 and 63,201,224 issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	798	632
Additional paid-in capital	717,039	512,199
Accumulated earnings/(deficit) (Note 9)	1,328	(15,764)
Accumulated other comprehensive loss (Note 11)	(30,514)	(12,109)

	688,671	484,958

	$6,219,075	$4,564,930

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

(In Thousands, Except Per Share Amounts)	(Unaudited)

Interest Income:
MBS income	$42,210	$26,290	$120,954	$88,997
Interest income on temporary cash investments	205	192	543	463

Total Interest Income	42,415	26,482	121,497	89,460

Interest Expense	21,959	13,386	57,052	43,053

Net Interest Income	20,456	13,096	64,445	46,407

Other Income:

Loss from equity interests in real estate	–	(227)	–	(369)

Revenue from operations of real estate	1,031	723	3,068	1,944
Gain (loss) on sale of securities	371	(599)	371	(265)
Gain on sale of real estate and equity investments in
real estate, net	–	1,080	–	1,701
Miscellaneous other income	7	–	181	–

Total Other Income	1,409	977	3,620	3,011

Operating and Other Expense:
Compensation and benefits	1,368	1,002	4,187	2,882
Real estate operating expense	739	466	2,156	1,298
Mortgage interest on real estate	426	301	1,273	801
Other general and administrative expense	684	541	2,196	1,923

Total Operating and Other Expense	3,217	2,310	9,812	6,904

Net Income	$18,648	$11,763	$58,253	$42,514

Less: Preferred Stock Dividends	1,062	–	1,818	–

Net Income Available to Common Stockholders	$17,586	$11,763	$56,435	$42,514

Income Per Share Available to Common Stockholders:
Net income per share – basic	$0.22	$0.21	$0.76	$0.82
Weighted average shares outstanding – basic	78,607	57,248	74,591	51,634

Net income per share – diluted	$0.22	$0.21	$0.76	$0.82
Weighted average shares of Common Stock and common
stock equivalents outstanding – diluted	78,653	57,337	74,640	51,696

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004

(In Thousands, Except Per Share Amounts)	(Unaudited)

8.50% Series A Cumulative Redeemable Preferred Stock (Par Value $.01 – Liquidation Preference $25.00)(“Preferred Stock”)
Balance at December 31, 2003	$–
Issuance of shares	20

Balance at September 30, 2004	20

Common Stock (Par Value $.01):
Balance at December 31, 2003	632
Issuance of shares	166

Balance at September 30, 2004	798

Additional Paid-in Capital:
Balance at December 31, 2003	512,199
Issuance of Common Stock, net of expenses	156,158
Issuance of Preferred Stock, net of expenses	48,265
Exercise of Common Stock options	–
Compensation expense for Common Stock options	417

Balance at September 30, 2004	717,039

Accumulated Income/(Deficit):
Balance at December 31, 2003	(15,764)
Net income	58,253
Dividends declared on Common Stock	(39,343)
Dividends declared on Preferred Stock	(1,818)

Balance at September 30, 2004	1,328

Accumulated Other Comprehensive Loss:
Balance at December 31, 2003	(12,109)
Unrealized loss on MBS during period, net	(17,772)
Unrealized gain on Cap Agreements	433
Unrealized loss on Swaps	(1,066)

Balance at September 30, 2004	(30,514)

Total Stockholders’ Equity	$688,671

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In Thousands)	2004	2003

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$58,253	$42,514
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of portfolio investments	(371)	265
Amortization of purchase premiums on investments	35,465	34,601
Amortization of premium cost for Cap Agreements	1,713	188
(Increase) decrease in interest receivable	(7,449)	874
Increase in other assets, receivable under DRSPP and other	(3,012)	(477)
(Decrease) increase in accrued expenses, other liabilities and MBS purchase payables	(13,440)	370

Increase (decrease) in accrued interest payable	12,503	(3,066)
Stock option expense	417	–

Net cash provided by operating activities	84,079	75,269

Cash Flows From Investing Activities:
Principal payments on MBS	1,517,331	1,539,355
Proceeds from sale of MBS	39,950	389,009

Purchases of MBS	(3,341,359)	(2,557,673)
Loss from equity interests in real estate in excess of distributions	–	2,363
Amortization of mortgage principal for real estate investments	(139)	(132)
Non-cash equity losses from operations of real estate investments	–	369
Gains on sales of equity interest in real estate	–	(1,701)
Cash recognized upon consolidation of subsidiary	258	–
Depreciation and amortization	602	332

Net cash used by investing activities	(1,783,357)	(628,078)

Cash Flows From Financing Activities:
Purchase of Cap Agreements	(2,394)	–
Increase in restricted cash	–	39
Net increase in borrowings under repurchase agreements	1,459,653	578,208

Net proceeds from issuance of Preferred Stock	48,285	–
Net proceeds from issuance of Common Stock	156,324	120,826
Dividends paid on Common Stock	(55,266)	(43,335)
Dividends paid on Preferred Stock	(1,818)	–
Proceeds from exercise of stock options	–	409

Net cash provided by financing activities	1,604,784	656,147

Net (decrease) increase in cash and cash equivalents	(94,494)	103,338

Cash and cash equivalents at beginning of period	139,707	64,087

Cash and cash equivalents at end of period	$45,213	$167,425

Supplemental Cash Flow Information:

Cash paid during the period for interest	$42,877	$46,119

Non-Cash Investing Disclosure:

Consolidation of investment previously accounted for on the equity method	$2,747	$–

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,

(In Thousands)	2004	2003

	(Unaudited)
Net income available to Common Stockholders
before Preferred Stock dividends	$58,253	$42,514
Other Comprehensive Income:
Unrealized holding losses on MBS, net	(17,772)	(26,544)
Unrealized holding gains /(losses) on Caps, net	433	(639)

Unrealized holding losses on Swaps	(1,066)	–

Other Comprehensive Income before Preferred Stock Dividends	$39,848	$15,331

Preferred Stock dividends	(1,818)	–

Comprehensive Income	$38,030	$15,331

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

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition at September 30, 2004 and results of operations for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2004 should not be construed as indicative of the results to be expected for the full year.

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

     (b) MBS

     Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholders’ Equity.

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

     The Company’s adjustable-rate assets are comprised primarily of adjustable-rate MBS and hybrid MBS (collectively, “ARM-MBS”) that are guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, “Agency MBS”). Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. At September 30, 2004, 85.1% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments on MBS.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.

     (d) Restricted Cash

     Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e., lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

     (e) Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consists of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of: (i) multi-family apartment properties; (ii) limited partnerships, real estate investment trusts or preferred stock of real estate related corporations; or (iii) other fixed-income instruments. As of September 30, 2004, 96.02% of the Company’s assets consisted of Agency MBS and related receivables, 2.55% were MBS rated “AAA” by Standard and Poor’s Corporation, a nationally recognized rating agency, and related receivables and 0.73% were of cash and cash equivalents; combined these assets comprised 99.3% of the Company’s total assets.

     Other-than-temporary losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary credit impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor, or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise securing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market value when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates, that are susceptible to significant change. At September 30, 2004 and December 31, 2003, the Company had no assets on which an impairment charge had been made.

     (f) Real Estate Investments/Equity Interest in Real Estate

     At September 30, 2004, the Company indirectly held a 100% ownership interest in a multi-family apartment property known as The Greenhouse and a 99.9% interest in a multi-family apartment property known as Lealand Place. Retirement Centers Corporation, which directly holds these two properties, is consolidated with its subsidiaries and with the Company. In addition, at September 30, 2004, the Company held a 99% limited partner interest in a limited partnership, which owns a multi-family apartment property known as Cameron at Hickory Grove (“Cameron”). Through December 31, 2003, the Company accounted for the investment in Cameron under the equity method. Commencing on January 1, 2004, the Company changed its accounting for such investment from the equity method to consolidating such entity, on a prospective basis, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), as amended. Each of these three properties were acquired through tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6.)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (g) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent with the lender, the Company may renew such agreement at the then prevailing interest rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of its MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through September 30, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose holding or parent company’s long-term debt rating is “A” or better as determined by at least one nationally recognized rating agency (collectively, the “Rating Agencies”), where applicable. If this criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below “A,” the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum exposure to any lender of no more than three times the Company’s stockholders’ equity. As of September 30, 2004, the Company had repurchase agreements with 13 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $78.4 million. (See Note 7.)

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

     (i) Comprehensive Income/(Loss)

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

     (k) Derivative Financial Instruments/Hedging Activity

     The Company’s hedges through the use of derivative financial instruments, comprised of Caps and Swaps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” In accordance with FAS 133, all Hedging Instruments are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Since the Company’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Interest Rate Swaps

     When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings. The unrealized gain/loss on any Swap is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of such Swap. Therefore, over time, as the actual payments are made, the unrealized gain/loss in accumulated other comprehensive income/(loss) and the carrying value of the Swap adjusts to zero and the Company realizes a fixed cost of money over the life of such Swap.

     All changes in the unrealized gains/losses on any Swap are recorded in accumulated other comprehensive income/(loss) and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income/(loss) would be reclassified to income.

     Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income/(loss) as a separate component of equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income/(loss) until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized though earnings.

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

3. Related Parties

     (a) Property Management

     America First Properties Management Company L.L.C. (the “Property Manager”), a wholly owned subsidiary of America First Companies L.L.C. (“AFC”), provides property management services for the multi-family properties in which the Company holds investment interests. The Property Manager receives a management fee equal to a stated percentage of the gross receipts generated by these properties, which for 2003, ranged from 3.5% to 4.0% of gross receipts and, commencing on January 1, 2004, was 3.0% of gross receipts, increasing to a maximum of 4.0% of gross receipts upon attaining certain performance goals. The Property Manager was paid fees of approximately $31,848 and $94,357 for the three and nine month periods ended September 30, 2004, respectively, and $39,000 and $119,000 for the three and nine months period ended September 30, 2003, respectively. The Property Manager also provided property management services to certain properties in which the Company previously held investment interests. Michael Yanney, the Company’s former Chairman of the Board, who retired

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from the Board in March 2003, is the Chairman of AFC and Mr. Yanney and George H. Krauss, one of the Company’s directors, have beneficial interests in AFC.

     (b) Advisory Services

     During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan LLC”). On November 7, 2003, Spartan LLC entered into a sub-advisory agreement with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan LLC agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the three and nine months ended September 30, 2004, the Company earned fees of $15,000 and $50,400, respectively, related to the sub-advisory services rendered by Spartan LLC to AFAAC. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC, which owns 100% of the voting stock of AFAAC.

4. Mortgage-Backed Securities

     At September 30, 2004 and December 31, 2003, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value as determined by an independent pricing source, when available, or investment banks that trade such securities. The following table presents the carrying value of the Company's MBS as of September 30, 2004 and December 31, 2003.

(In Thousands)	September 30, 2004	December 31, 2003

Fannie Mae Certificates	$3,811,064	$2,782,066

Ginnie Mae Certificates	1,308,857	344,363

Freddie Mac Certificates	825,744	1,109,941

Non-agency “AAA” rated	158,265	136,348

	$6,103,930	$4,372,718

     At September 30, 2004 and December 31, 2003, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $6.097 billion and $4.366 billion, respectively, and fixed-rate MBS with carrying values of approximately $7.3 million and $6.6 million, respectively.

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

     Non-Agency “AAA” Rated MBS: Non-Agency “AAA” rated MBS are privately issued certificates that are backed by pools of single-family and multi-family mortgage loans. Non-Agency “AAA” MBS are rated as such by one of the Rating Agencies. “AAA” is the highest bond rating given by Rating Agencies and indicates the relative security of the investment. These securities are not guaranteed by the U.S. government or any of its agencies or any federally chartered corporation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS as of September 30, 2004 and December 31, 2003:

(In Thousands)	September 30, 2004	December 31, 2003

Principal balance	$5,956,337	$4,245,458

Principal payment receivable	44,026	40,170

	6,000,363	4,285,628

Unamortized premium	130,395	96,162

Unaccreted discount	(283)	(299)

Gross unrealized gains	9,737	10,882

Gross unrealized losses	(36,282)	(19,655)

Carrying value/estimated fair value	$6,103,930	$4,372,718

     At September 30, 2004, the Company had 50 MBS, with an amortized cost of $918.4 million, that had unrealized losses for 12 or more months. All of the Company’s MBS are either Agency MBS, which have an implied “AAA” rating, or non-agency MBS that are rated “AAA” and, as such, none of the unrealized losses attributable to such MBS are considered to be credit related. The Company currently believes that it has the ability to continue to hold these MBS for investment purposes.

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS on which there were unrealized losses, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 Months		12 or More Months		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$1,817,654	$11,428	$601,640	$8,980	$2,419,294	$20,408

Ginnie Mae	821,148	7,030	–	–	821,148	7,030

Freddie Mac	405,626	3,802	230,210	4,129	635,836	7,931

Non-agency “AAA” rated MBS	84,595	435	73,011	478	157,606	913

Total temporarily impaired securities	$3,129,023	$22,695	$904,861	$13,587	$4,033,884	$36,282

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In Thousands)	2004	2003	2004	2003

Coupon interest on MBS	$54,755	$40,719	$156,419	$123,598

Premium amortization	(12,554)	(14,429)	(35,479)	(34,602)

Discount accretion	9	–	14	1

Interest income on MBS, net	$42,210	$26,290	$120,954	$88,997

5. Hedging Instruments/Hedging Activity

     In connection with the Company’s interest rate risk management process, the Company periodically hedges its interest rate risk by entering into derivative financial instrument contracts. To date, such instruments are comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and cash flows on such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. To mitigate this exposure, the Company only enters into such transactions with financial institutions whose holding or parent company’s long-term debt rating is “A” or better, as determined at least one of the Rating Agencies. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

     (a) Cap Agreements

The Company’s Cap Agreements are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At September 30, 2004, the Company had 16 Cap Agreements with an aggregate notional amount of $610.0 million purchased to hedge against increases in interest rates on $610.0 million of its current and anticipated future 30-day term repurchase agreements. The Cap Agreements had an amortized cost of approximately $4.3 million and an estimated fair value of $1.4 million at September 30, 2004, resulting in net unrealized losses of approximately $2.9 million, which is included as a component of accumulated other comprehensive income. The Company incurred premium amortization expense on its Cap Agreements, which is recorded as interest expense on the Company’s repurchase agreements that such Cap Agreements hedge, of $1.7 million and $188,000 for the nine months ended September 30, 2004 and 2003, respectively. If the 30-day LIBOR were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its Cap Agreement counterparty. Through September 30, 2004, the Company had not received any payments from counterparties related to any of its Cap Agreements.

     The table below presents information about the Company’s Cap Agreements at September 30, 2004:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)/Gain

(Dollars in Thousands)
Months until active:
Currently active	7 Months	4.57%	$310,000	$1,899	$49	$(1,850)

Within six months	18 Months	3.75	150,000	834	412	(422)

Six to nine months	–	–	–	–	–	–

Nine to 12 months	18 Months	3.88	100,000	960	512	(448)

12 to 24 months	18 Months	3.75	50,000	601	418	(183)

Weighted Average/Total	13 Months	4.17%	$610,000	$4,294	$1,391	$(2,903)

     (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At September 30, 2004, the 30-day LIBOR was approximately 1.84%.

     (b) Interest Rate Swap

     The Company’s Swaps are used to lock-in the fixed Swap rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The table below presents information about the Company’s Swaps at September 30, 2004:

	Weighted Average Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Loss

(Dollars in Thousands)
Currently Active	23 Months	$180,000	3.19%	$(1,066)	$(1,066)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Real Estate and Equity Interests in Real Estate

     At September 30, 2004, the Company indirectly held investments representing ownership interests in the following properties: (i) a 100% ownership interest in The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska; (ii) a 99.9% ownership interest in Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia; and (iii) a 99% limited partner interest in Owings Chase Limited Partnership, which owns Cameron, a 202-unit multi-family apartment complex in Charlotte, North Carolina.

     Real estate investments, all of which were consolidated with the Company at September 30, 2004, and equity interests in real estate at December 31, 2003 were as follows:

	September 30, 2004	(1)	December 31, 2003 (1)

(In Thousands)
Real Estate:

Land and buildings	$30,210		$21,486

Cash	421		283

Prepaid and other assets	537		324

Mortgages payable	(22,734	) (2)	(16,161)

Accrued interest payable	(99)		(58)

Other payables	(371)		(210)

Net real estate related assets	$7,964		$5,664

Equity Interest in Real Estate	$–		$2,802

     (1) At December 31, 2003, equity interests in real estate was comprised of the Company's 99% limited partner interest in Owings Chase Limited Partnership, which owns Cameron, a 202-unit multi-family apartment property, located in Charlotte, North Carolina. Such investment has been consolidated since January 1, 2004, on a prospective basis in accordance with the provisions of FIN 46.

     (2) Each of the three properties serve as collateral for non-recourse mortgages (subject to customary non-recourse exceptions), which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. At September 30, 2004, these mortgages had fixed interest rates ranging from 6.87% to 8.08% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building improvements which remained outstanding at September 30, 2004, such loan is eliminated in consolidation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents the summary results of operations for such real estate investments that were consolidated, for the three and nine months ended September 30, 2004 and 2003:

	Three Months	Nine Months

	Ended September 30, 2004

(In Thousands)
Revenue from operations of real estate	$1,031	$3,068
Interest expense for mortgages on real estate	(426)	(1,273)

Real estate operating expense	(739)	(2,156)

	$(134)	$(361)

	Three Months	Nine Months

	Ended September 30, 2003(1)

(In Thousands)
Revenue from operations of real estate	$723	$1,944

Interest expense for mortgages on real estate	(301)	(801)

Real estate operating expense	(466)	(1,298)

	$(44)	$(155)

(1) Presents the summary results of real estate operations of RCC, as consolidated with its subsidiaries.

      The Company reported income from equity interests in real estate included the results of operations for Owings Chase Limited Partnership and two additional real estate investments, which were sold during 2003. The Company did not report any income from equity interest in real estate for the three and nine months ended September 30, 2004, as all real estate investments have been consolidated since January 1, 2004 on a prospective basis.

	Three Months	Nine Months

	Ended September 30, 2003

(In Thousands)

Loss from equity interests in real estate	$227	$369

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At September 30, 2004, the Company had outstanding balances of $5.484 billion under 355 repurchase agreements with a weighted average borrowing rate of 1.79% and a weighted average remaining contractual maturity of 6.0 months. At September 30, 2004, all of the Company’s borrowings were fixed-rate term repurchase agreements. At December 31, 2003, the Company had outstanding balances of $4.024 billion under 258 repurchase agreements with a weighted average borrowing rate of 1.36%. At September 30, 2004 and December 31, 2003, the repurchase agreements had the following remaining contractual maturities:

	September 30, 2004	December 31, 2003

(In Thousands)
Within 30 days	$1,016,026	$412,611
>30 days to 3 months	1,872,252	503,044
>3 months to 6 months	899,309	1,022,560
>6 months to 12 months	647,342	1,613,761
>12 months to 24 months	1,049,100	148,200

>24 months to 36 months	–	324,200

	$5,484,029	$4,024,376

8. Commitments and Contingencies

     (a) Lease Commitments

     At September 30, 2004, the Company had a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. The lease calls for, among other things, annual rent of (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. In addition, during the first quarter of 2004, the Company entered into a lease through December 2007 for its off-site back-up facilities, located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $23,000.

     (b) Securities Purchase Commitments and Other Commitments

     At September 30, 2004, the Company had commitments to purchase two ARM-MBS, issued by Fannie Mae, with an aggregate par value of $38.7 million and an average purchase price of 101.89% of par. These purchases settled on October 25, 2004.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Stockholders’ Equity

     (a) Dividends on Preferred Stock

     The following table presents dividends declared by the Company on its Preferred Stock, since such securities were issued on April 27, 2004.

Declaration Date	Record Date	Payment Date	Dividend Per share

May 27, 2004	June 4, 2004	June 30, 2004	$0.37780
August 24, 2004	September 1, 2004	September 30, 2004	0.53125

     (b) Dividends/Distributions on Common Stock

     The following table presents common dividends declared by the Company on its Common Stock from January 1, 2003 through September 30, 2004:

Declaration Date	Record Date	Payment Date	Dividend Per share

2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)
July 1, 2004	July 12, 2004	July 30, 2004	0.250

2003
March 13, 2003	March 28, 2003	April 30, 2003	$0.280
May 22, 2003	June 30, 2003	July 31, 2003	0.280
September 10, 2003	September 30, 2003	October 31, 2003	0.280
December 17, 2003	December 30, 2003	January 30, 2004	0.250

     (1) $0.25 quarterly dividend plus $0.01 special dividend.

     On October 1, 2004, the Company declared its 2004 third quarter common dividend of $0.23, payable on October 29, 2004, to stockholders of record on October 12, 2004. (See Note 13a.)

     (c) Shelf Registration Statements

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, (the “Act”), with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On October 5, 2001, the SEC declared the registration statement effective. At September 30, 2004, the Company had $8.7 million remaining under this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 under the Act. On July 8, 2003, the SEC declared this shelf registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At September 30, 2004, the Company had $299.8 million available under this shelf registration statement.

     On December 3, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC for the purpose of registering additional Common Stock for sale through the DRSPP. This registration statement was declared effectively by the SEC on December 15, 2003 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 12.1 million shares of Common Stock. At September 30, 2004, 1,534,779 shares of Common Stock remained available for issuance pursuant to this DRSPP shelf registration statement.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (d) Equity Issued

     On February 13, 2004, the Company issued 7,500,000 shares of Common Stock, at $10.13 per share in an underwritten public offering and, on February 18, 2004, an additional 1,125,000 shares of Common Stock following the full exercise of the related underwriters’ over-allotment option. The Company raised aggregate net proceeds of $82.8 million from such public offering.

     On April 27, 2004, the Company issued 2,000,000 shares of Series A Preferred Stock at $25.00 per share in an underwritten public offering. The Preferred Stock has a liquidation value of $25.00 per share. In addition, the Preferred Stock, which may be redeemed for cash at the Company’s option on or after April 27, 2009, has no stated maturity or mandatory redemption and is not convertible into any other securities or property of the Company.

     In September 2003, the Company initiated its DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments). During the nine months ended September 30, 2004, the Company sold 7,261,808 shares of Common Stock through the DRSPP raising net proceeds of $67.2 million.

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of Common Stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. During the three months ended September 30, 2004, the Company sold 700,900 shares of Common Stock in at-the-market transactions through the CEO Program raising net proceeds of $6.4 million and, in connection with such sales, Cantor received aggregate fees and commissions of $163,047.

10. EPS Calculation

     The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share of Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

(In Thousands)

Net Income	$18,648	$11,763	$58,253	$42,514
Less: Preferred Stock dividends	1,062	–	1,818	–

Net income available to Common Stockholders	$17,586	$11,763	$56,435	$42,514

Weighted average shares of Common Stock
outstanding – basic	78,607	57,248	74,591	51,634
Add: Effect of assumed shares issued under
treasury stock method for stock options	46	89	49	62

Weighted average shares of Common Stock
outstanding - diluted	78,653	57,337	74,640	51,696

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	December 31, 2003

(In Thousands)
Available-for-sale MBS:

Unrealized gains	$9,737	$10,882
Unrealized losses	(36,282)	(19,655)

	(26,545)	(8,773)

Hedging Instruments:

Unrealized losses on Caps	(1,066)	(3,336)

Unrealized losses on Swaps	(2,903)	–

Accumulated other comprehensive loss	$(30,514)	$(12,109)

12. 2004 Equity Compensation Plan and Employment Agreements

     (a) 2004 Equity Compensation Plan

     During the second quarter of 2004, the Company adopted the 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the Company’s stockholders. The 2004 Plan amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan.

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

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of Common Stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of Common Stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At September 30, 2004, an aggregate of 1,087,000 shares were subject to outstanding awards under the 2004 Plan of which 680,500 were exercisable. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

     A DER is a right to receive, as specified by the committee at the time of grant, a distribution equal to the dividend distributions paid on a share of Common Stock. DERs may be granted separately or together with awards and are paid in cash or other consideration at such times, and in accordance with such rules, as a committee of the Board shall determine in its discretion. At September 30, 2004, the Company had 960,750 DERs outstanding, of which 576,750 were vested.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     During the nine months ended September 30, 2004, the Company granted 80,000 Options with exercise prices equal to the closing sales prices of the Common Stock on the NYSE on the date of grant. Such grants had a weighted average strike/exercise price of $9.54; 57,500 of such Options were granted with DERs attached. These grants are subject to vesting as follows: (a) 50,000 Options and DERs vested 25% on the date of grant, with the remaining 75% vesting equally over the next three years; and (b) 30,000 Options and 7,500 DERs vesting on the one-year anniversary of the date of such grant. The Company uses the Black-Scholes valuation model to determine the option expense. The Company does not assume forfeitures, but rather adjusts the stock option expense based on actual forfeitures. The following represents the weighted average assumptions used to value the Options granted during the nine months ended September 30, 2004:

Weighted Average Strike Price	Weighted Average Fair Value for Options Granted	Weighted Average Dividend Yield		Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Weighted Average Expected Life in Years

$9.54	$3.34	3.38%	(1)	34.13%	3.90%	7

     (1) 57,500 of the 80,000 Options granted, were granted with DERs attached. Options granted with DERs attached are assumed to have a dividend yield of 0%.

     Dividends are paid on vested DERs only to the extent of ordinary income. Dividends paid on DERs granted to employees and directors of the Company subsequent January 1, 2003 are charged to stockholders’ equity when declared and dividends paid on DERs granted to directors that are not employees of the Company prior to January 1, 2003 are charged to earnings when declared. For the three and nine months ended September 30, 2004, the Company recorded a charge of $144,000 and $294,000, respectively, to stockholders’ equity associated with vested DERs held by employees and incurred an expense of approximately $1,000 associated with vested DERs held by directors.

     (b) Employment Agreements

     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary and change-in-control provisions subject to certain events.

     (c) Deferred Compensation Plans

     On December 19, 2002, the Board adopted the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, directors and senior officers of the Company may elect to defer a percentage of certain compensation. The Deferred Plans are intended to provide non-employee directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At September 30, 2004 and December 31, 2003, the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	September 30, 2004	December 31, 2003

Directors’ deferred	$273	$130

Officers’ deferred	129	–

	$402	$130

     (d) Savings Plan

     Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum annual match of $8,000. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%. The Company recognized expenses for matching contributions for the quarters ended September 30, 2004 and 2003, of $15,500 and $12,000, respectively and $47,000 and $36,000 for the nine months ended September 30, 2004 and 2003, respectively.

13. Subsequent Events

     (a) Dividend Declared

     On October 1, 2004, the Company declared a third quarter 2004 dividend of $0.23 per share on its Common Stock to stockholders of record on October 12, 2004. Dividends of $18.4 million will be paid on October 29, 2004 on shares of Common Stock.

     (b) Issuance of Preferred Stock

      On October 21, 2004, the Company sold 1,840,000 additional shares of Preferred Stock at $24.6365 per share (plus accrued and undeclared dividends from October 1, 2004) in an underwritten public offering. The Company received approximately $43.8 million in aggregate net proceeds (plus accrued and undeclared dividends from October 1, 2004) from this offering of Preferred Stock.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The Company’s total assets were $6.219 billion at September 30, 2004 and $4.565 billion at December 31, 2003. As of September 30, 2004, 99.3% of the Company’s assets consisted of Agency and “AAA” rated MBS, related MBS receivables and cash. At September 30, 2004, the Company had indirect interests in three multi-family apartment properties, containing a total of 521 rental units, located in Georgia, North Carolina and Nebraska. The Company currently expects to continue to hold its investments in these properties.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company’s operations primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of and demand for such assets. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs and prepayment speeds on the Company’s MBS portfolio, the behavior of which involves various risks and uncertainties. Prepayment speeds, as measured by the constant prepayment rate (“CPR”), and interest rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. For the Company, increases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; (ii) the cost of borrowings to increase; (iii) coupons on the MBS assets to reset to higher interest rates; and (iv) the value of the Company’s MBS portfolio and stockholders’ equity to decline. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) the cost of borrowings to decrease; (iii) coupons on the MBS assets to reset to lower interest rates; and (iv) the value of the MBS portfolio and stockholders’ equity to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness.

     The operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also faces risks inherent in its other assets, comprised of interests in multi-family apartment properties and Hedging Instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at September 30, 2004, such assets have the potential of causing a material impact on the Company’s operating performance in future periods.

     Since the fourth quarter of 2003, the Company, through subsidiaries, has provided third-party advisory services as a sub-advisor to AFAI with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. The Company earned fees of $51,000 related to such business during the nine months ended September 30, 2004. The Company may grow its third-party advisory revenue over time.

     The Company continues to explore alternative business strategies, alternative investments, alternative financing sources and other strategic initiatives to complement the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS, including, without limitation, the acquisition of adjustable-rate and hybrid mortgage loans secured by single-family residences and the securitization of such mortgage loans. No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future.

RESULTS OF OPERATIONS

     In comparing the results of operations for the three and nine months ended September 30, 2004 to the results for the three and nine months ended September 30, 2003, the Company notes that the components of net interest income and earnings per share of Common Stock for the periods reflect substantial growth in interest-earning assets and interest-bearing liabilities. Such growth was funded through the investment of, on a leveraged basis, $235.9 million of equity capital between September 30, 2003 through September 30, 2004. This capital reflects the issuance of 19.9 million additional shares of Common Stock and 2.0 million shares of Preferred Stock.

     The Company strategically maintained lower leverage during the second and third quarter of 2004, than it had during 2003, in anticipation of the availability of higher coupon MBS in future periods. For the quarters ended September 30, 2004 and September 30, 2003, the Company had an average assets-to-equity ratio of 8.7x and 9.3x, respectively. The Company’s return on equity (“ROE”) for the third quarter of 2004 was 10.70%, compared to an ROE of 10.74% for the third quarter of 2003, which reflects the combined impact of lower leverage off-set by increases in the net interest margin and net interest spread (i.e., net interest income divided by interest-earning assets.)

     Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

     Net income increased to $18.6 million, or $0.22 per share of Common Stock, for the quarter ended September 30, 2004, from net income of $11.8 million, or $0.21 per common share, for the quarter ended September 30, 2003. During the quarter ended September 30, 2004, the Company’s net income available to Common Stockholders increased by 49.5%, while weighted average basic shares of Common Stock outstanding increased by 37.3%. As a result, earnings per share for Common Stockholders increased to $0.22 for the third quarter of 2004, from $0.21 per share for the third quarter of 2003.

     Interest income for the third quarter of 2004 increased by $15.9 million, or 60.2%, to $42.4 million compared to $26.5 million earned during the third quarter of 2003. The increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment of additional equity capital raised, since September 30, 2003, on a leveraged basis. Excluding changes in the market value of the Company’s MBS portfolio, the Company’s average investment in MBS increased by $1.651 billion, or 41.6%, to $5.623 billion for the third quarter of 2004 from $3.972 billion for the third quarter of 2003. In addition, the net yield on the MBS portfolio increased to 3.00% for the third quarter of 2004, from 2.65% for the third quarter of 2003. This increase primarily reflects: (i) a 64 basis point reduction in the cost of premium amortization, reflecting lower prepayment speeds experienced during the 2004 quarter compared to the 2003 quarter when prepayments resulted in a 41.2% CPR for the quarter, and was partially offset by (ii) a decrease in the gross yield on the MBS portfolio of 34 basis points to 4.11% for the third quarter of 2004 from 4.45% for the third quarter of 2003.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Gross Yield/ Stated Coupon	Cost of Premium		Net Premium Amortization		Cost of Delay on Principal Receivable		Net Yield

September 30, 2004	4.11%	(0.0	9)%	(0.9	4)%	(0.0	8)%	3.00%
June 30, 2004	4.09	(0.0	9)	(1.1	2)	(0.0	8)	2.80
March 31, 2004	4.14	(0.0	9)	(0.7	2)	(0.0	6)	3.27
December 31, 2003	4.24	(0.1	0)	(1.1	1)	(0.1	0)	2.93
September 30, 2003	4.45	(0.1	1)	(1.5	8)	(0.1	1)	2.65

     The following table presents the CPR experienced by the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

September 30, 2004	29.0%
June 30, 2004	32.4
March 31, 2004	22.9
December 31, 2003	31.9
September 30, 2003	41.2

     The Company believes that the CPR on its MBS portfolio in future periods will depend, in part, on changes in, and the level of, market interest rates across the yield curve. As expected, increases in interest rates during the second quarter of 2004 led to lower prepayment speeds experienced on the Company’s MBS portfolio during the third quarter of 2004. The Company strategically maintained lower leverage during the third quarter of 2004 than it had during the third quarter of 2003, in anticipation of the availability of higher coupon MBS in future periods. At September 30, 2004, the Company had net purchase premiums of $130.1 million, or 2.2% of the principal balance of the MBS portfolio, compared to net purchase premiums of $95.9 million, or 2.3% of the principal balance of the MBS portfolio at December 31, 2003.

     The table below provides quarterly information regarding the Company’s average balances on interest-earning assets and interest bearing liabilities, interest income, interest expense, yield on assets, cost of funds and net interest income for the periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
September 30, 2004	$5,622,860	$42,210	$57,972	$42,415	2.99%	$5,000,688	$21,959	1.75%	$20,456
June 30, 2004	5,519,266	38,678	89,099	38,849	2.77	4,965,493	18,952	1.53	19,897
March 31, 2004	4,908,553	40,066	86,372	40,233	3.22	4,458,174	16,141	1.46	24,092
December 31, 2003	4,173,680	30,615	142,686	30,898	2.86	3,856,975	13,539	1.39	17,359
September 30, 2003	3,972,011	26,290	94,254	26,482	2.61	3,637,258	13,386	1.46	13,096

(1) Does not reflect unrealized gains and losses.

     Interest expense for the third quarter of 2004 increased 64.0% to $22.0 million, from $13.4 million for the third quarter of 2003, while the average balance of repurchase agreements for the third quarter of 2004 increased by 37.5% to $5.001 billion, compared to $3.637 billion for the third quarter of 2003. In addition to increased borrowings, which reflects the leveraging of equity capital raised since September 2003, the Company’s cost of borrowings, which includes the cost of its Hedging Instruments, was 1.75% for the third quarter of 2004, compared to 1.46% for the third quarter of 2003. The increase in borrowing costs primarily reflects increases in LIBOR during 2004. In addition, the cost of the Company’s Hedging Instruments increased to $881,000, or 7 basis points, for the third quarter of 2004, from $162,000, or 2 basis points, for the third quarter of 2003. In the future, the Company’s Hedging Instruments may result in interest expense or a reduction to interest expense depending on the terms contained in such instruments relative to the instruments benchmark market rate. (See Notes 2k and 5 to the accompanying Consolidated Financial Statements, included under Item 1.) In general, the Company’s interest-bearing liabilities tend to reprice sooner than the Company’s interest-earning assets. As a result, the Company expects that the recent increases in the target federal funds interest rates will cause the Company’s cost of funding to continue to increase during the fourth quarter of 2004. The Company did not receive any payments under its Cap Agreements during either the third quarter of 2004 or 2003, as one-month LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate set forth in any of the Company’s active Cap Agreements during such periods. At September 30, 2004, the Company had unamortized premiums of $4.3 million on 16 Cap Agreements with an aggregate notional amount of $610.0 million, of which $310.0 million were active. At September 30, 2004, the Company had three fixed-pay Swaps, all of which were active, having an aggregate notional amount of $180.0 million. These Swaps have a weighted average fixed payor rate (i.e., the fixed interest rate which the Company pays in exchange for receiving a variable rate of interest based on 30-day LIBOR) of approximately 3.19% and a weighted average remaining term to expiration of 23 months. In effect, the Company’s Swaps lock-in the fixed swap rate on a portion, equal to the aggregate notional amount of the Swaps, of the

Company’s 30-day term repurchase agreements over the active period of the Swap. As of September 30, 2004, the Swaps had the effect of extending the weighted average term of the Company’s repurchase agreements by approximately one month.

     For the quarter ended September 30, 2004, the Company’s net interest income increased by $7.4 million, to $20.5 million, from $13.1 million for the quarter ended September 30, 2003. As a result of the increase in the net yield on the Company’s interest-earning assets, which was partially offset by higher cost of borrowings, the Company’s net interest spread and net interest margin increased to 1.24% and 1.45%, respectively, for the three months ended September 30, 2004, compared to 1.15% and 1.30%, respectively, for the third quarter of 2003. The improvement in the net yield on the MBS portfolio and the resulting improvement in the interest spread and margin are attributable to the decline in CPR experienced by the Company’s MBS portfolio during the third quarter of 2004, compared to the third quarter of 2003.

     Other income increased to $1.4 million for the third quarter of 2004, from $977,000 for the third quarter of 2003. For the quarter ended September 30, 2004, other income was primarily comprised of consolidated revenue from operations of real estate and gain on sale of MBS. Prior to January 1, 2004, the Company accounted for three of its real estate investments under the equity method. Two of these investments were sold during 2003, with one sale occurring during the third quarter of 2003 and resulting in a $1.1 million gain realized during such period. The remaining unsold real estate investment was consolidated with the Company commencing January 1, 2004. The Company does not anticipate that the operations of its three remaining real estate investments, all of which are consolidated, will have a significant impact on the future results of operations of the Company. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) During the third quarter of 2004, the Company sold MBS with a carrying value of approximately $39.6 million, realizing gains of $371,000 on such sales, compared to the third quarter of 2003, when sales of MBS resulted in a net loss of $599,000. While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     During the third quarter of 2004, the Company incurred operating and other expense of $3.2 million, compared to $2.3 million for the third quarter of 2003. Operating and other expense for the third quarter of 2004 includes consolidated expenses of $1.2 million for the Company’s three real estate investments, as compared to consolidated expenses of $767,000 for the third quarter of 2003 for only two of the Company’s three real estate investments. During the third quarter of 2003, one of these real estate investments was accounted for under the equity method, whereby the net loss from such investment of $227,000 was included as a component of other income. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.) The Company’s core operating expenses, comprised of compensation and benefit costs and other general and administrative items, were $2.1 million for the third quarter of 2004, or .14% of average assets, compared to $1.5 million, or .15% of average assets, for the third quarter of 2003. For the third quarter of 2004, employee compensation and benefits accounted for $1.4 million, or 66.7% of the Company’s core operating expenses, of which $119,000 was a non-cash expense related to employee stock options, compared to $1.0 million for the third quarter of 2003. The increase in compensation and benefits primarily reflects increases in employees’ salary and bonus, and additional hires made to meet the needs of the Company as it continues to grow and explore strategic business opportunities to complement its existing core business. Other general and administrative expense, which was $684,000 for the third quarter of 2004, compared to $541,000 for the third quarter of 2003, was comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees, certain of which are expected to increase in connection with complying with the provisions of the Sarbanes-Oxley Act of 2002. The Company expects that the fees it incurs for third party professional services will continue to increase in the fourth quarter of 2004 and into 2005, but does not expect that such fees will have a significant impact on the Company’s results of operations.

Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month Period Ended September 30, 2003

     Net income increased to $58.3 million for the nine months ended September 30, 2004, while basic and diluted earnings per share decreased to $0.76, compared to net income of $42.5 million, or $0.82 per basic and diluted share, for the nine months ended September 30, 2003.

     Interest income for the nine months ended September 30, 2004 increased by $32.0 million, or 35.8%, to $121.5 million compared to $89.5 million for the comparable nine months in 2003. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment of, on a leveraged basis, equity capital raised since September 30, 2003. Excluding changes in market values, the Company’s average investment in MBS increased by $1.592 billion, or 42.4%, to $5.351 billion for the first nine months of 2004 from $3.759 billion for the first nine months of 2003. In addition, the net yield on the MBS portfolio decreased to 3.01% for the first nine months of 2004 from 3.16% for the first nine months of 2003. This decrease is primarily the result of a decrease in the gross yield on the MBS portfolio of 61 basis points to 4.11% for the first nine months of 2004 from 4.72% for the first nine months of 2003, which was partially offset by a 39 basis point reduction in the cost of premium amortization, to 93 basis points for the first nine months of 2004 from 132 basis points for the comparable 2003 period. The decrease in the cost of premium amortization during the first nine months of 2004 reflects the lower CPR experienced by the Company on its MBS portfolio during this period compared to the first nine months of 2003, primarily as a result of increases in market interest rates.

     Interest expense for the first nine months of 2004 increased by 32.5% to $57.1 million, from $43.1 million for the first nine months of 2003, while the average balance of repurchase agreements for the first nine months of 2004 increased by 39.6% to $4.809 billion, from $3.446 billion for the first nine months of 2003. The increase in borrowings reflects the leveraging of additional equity capital raised since September 2003. The Company’s cost of borrowings, which includes the cost of its Hedging Instruments, decreased slightly to 1.58% for the first nine months of 2004, compared to 1.67% for the first nine months of 2003; however, borrowing costs have trended upward since the fourth quarter of 2003. The cost of the Company’s Hedging Instruments increased to $1.9 million, or five basis points, for the first nine months of 2004, from $188,000, or less than one basis point, for the first nine months of 2003. In the future, the Company’s Hedging Instruments may result in interest expense or a reduction to interest expense depending on the terms contained in such instruments relative to each instrument’s benchmark market rate. (See Notes 2k and 5 to the accompanying Consolidated Financial Statements, included under Item 1.) In general, the Company’s interest-bearing liabilities tend to reprice sooner than the Company’s interest-earning assets. As a result, the Company expects that the recent increases in market interest rates will cause the Company’s cost of funding to continue to increase during the fourth quarter of 2004 and into 2005. The Company did not receive any payments under its Cap Agreements during either the first nine months of 2004 or 2003, as one-month LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate set forth in any of the Company’s active Cap Agreements during such periods.

     For the nine months ended September 30, 2004, the Company’s net interest income increased by $18.0 million, to $64.4 million, from $46.4 million for the nine months ended September 30, 2003 reflecting growth in the Company’s MBS portfolio and repurchase agreements as a result of investing equity capital raised since September 30, 2003 on a leveraged basis. As a result of the decrease in the net yield on the Company’s interest-earning assets, which was partially offset by lower cost of borrowings, the Company’s net interest spread and net interest margins were relatively flat, decreasing to 1.40% and 1.58%, respectively, for the nine months ended September 30, 2004, compared to 1.45% and 1.60%, respectively, for the comparative 2003 period.

     The quarter over quarter increase in other income to $3.6 million for the first nine months of 2004, from $3.0 million for the first nine months of 2003, primarily reflects the change in the accounting for real estate investments from the equity method applied during 2003, to consolidating such investments commencing January 1, 2004. In addition, the Company sold its interests in two real estate investments during the first nine months of 2003, resulting in a non-recurring gain of $1.7 million during 2003. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) For the first nine months of 2004, other income was primarily comprised of consolidated revenue from operations of the Company’s three real estate investments and gains on the sale of three MBS. The Company has reduced its investments in real estate over time, such that its remaining three real estate investments are not expected to have a significant impact on the future results of operations of the Company. During the first nine months of 2004, the Company sold MBS with a carrying value of approximately $39.6 million, these sales occurred during the third quarter of 2004, resulting in gains of $371,000. During the first nine months of

2003, the Company realized a loss of $265,000 on the sale of MBS. While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     During the first nine months of 2004, the Company incurred operating and other expense of $9.8 million, which includes real estate operating expenses and mortgage interest of $3.4 million related to its three real estate investments, one of which was accounted for under the equity method for 2003. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $6.4 million for the first nine months of 2004, or .16% of average assets, compared to $4.8 million, or .17% of average assets, for the first nine months of 2003. The cost of employee compensation and benefits was $4.2 million for the first nine months of 2004, compared to $2.9 million for the nine months of 2003. During the first nine months of 2004, the Company incurred $411,000 of non-cash compensation expense related to stock options; the Company did not incur any compensation expense related to stock options during the first nine months of 2003. The balance of the increase in compensation and benefits primarily reflects increases in salary and bonus accruals and the cost of additional hires made to meet the needs of the Company as it continues to grow and explore strategic business opportunities to complement its existing core business. Other general and administrative expense, which were $2.2 million for the first nine months of 2004 compared to $1.9 million for the first nine months of 2003, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees, certain of which are have and are expected to increase further in connection with complying with the provisions of the Sarbanes-Oxley Act of 2002. The Company expects that the fees it incurs for third party professional services will continue to increase, but does not expect that such fees will have a significant impact on the Company’s results of operations.

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

     Borrowings under repurchase agreements were $5.484 billion at September 30, 2004 compared to $4.024 billion at December 31, 2003. This increase in borrowings was facilitated by the increase in the Company’s equity capital as a result of the issuance of Common Stock during the first nine months of 2004 and Preferred Stock during the second quarter of 2004. At September 30, 2004, repurchase agreements had a weighted average borrowing rate of 1.79%, on loan balances between $190,000 and $147.6 million. The Company’s repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     During the nine months ended September 30, 2004, principal payments on MBS generated cash of $1.517 billion and operations provided $84.1 million in cash. As part of its core investing activities, during the first nine months of 2004, the Company acquired $3.341 billion of MBS, all of which were either Agency or “AAA” rated MBS. Through September 30, 2004, the Company paid dividends on its outstanding Common Stock and Preferred Stock totaling $57.1 million. On October 1, 2004, the Company declared dividends on its Common Stock totaling $18.4 million, which will be paid on October 29, 2004 to stockholders of record on October 12, 2004.

     While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. During the first nine months of 2004, the Company sold three MBS with a carrying value of approximately $39.6 million. These sales, which occurred during the third quarter of 2004, resulted in gains of $371,000. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     The Company employs a diverse capital raising strategy involving the issuance of both Common Stock and Preferred Stock. During the nine months ended September 30, 2004, the Company issued: (i) approximately 8.6 million shares of Common Stock through a public offering raising net proceeds of $82.8 million; (ii) 2.0 million shares of Preferred Stock through a public offering raising net proceeds of $48.3 million; (iii) approximately 7.3 million shares of Common Stock pursuant to the DRSPP raising net proceeds of $67.2 million, of which $3.4 was receivable at September 30, 2004, and (iv) 700,900 shares of Common Stock pursuant to the CEO Program raising net proceeds of $6.4 million.

     At September 30, 2004, the Company had an aggregate of $308.5 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of Common Stock and/or preferred stock pursuant to these registration statements. In addition, at September 30, 2004, the Company had approximately 1.5 million shares of Common Stock available for issuance under its DRSPP shelf registration statement on Form S-3 for the purpose of issuing Common Stock for sale through the DRSPP.

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

     In order to reduce interest rate risk exposure, the Company may enter into Caps and Swaps, which are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR term repurchase agreements. (See “Quantitative and Qualitative Disclosures About Market Risk.”) During the first nine months of 2004, the Company purchased Caps with a notional amount of $300.0 million at a cost of $2.4 million and entered into $180.0 million notional amount of fixed-rate pay Swaps. The Company’s Caps, which had an aggregate notional amount of $610.0 million at September 30, 2004, would generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Cap Agreements. To date, the Company has not received any payments related to its Cap Agreements, as the benchmark interest rate on each of the Company’s active Cap Agreements has remained below such Cap Agreements’ strike rate. At September 30, 2004, the Company’s Swaps require the Company to pay a weighted average fixed rate of 3.19% on $180.0 million from September 15, 2004 through September 14, 2006 and receive a variable rate based on 30-day LIBOR.

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS securing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgage loans securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors. The Company’s restricted cash balance represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing. The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies. Through September 30, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should prepayment speeds on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If the Company were to fail to maintain its exempt status under the Investment Company Act and become regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and this quarterly report on Form 10-Q. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests (the “55% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test. Therefore, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with the 55% Test in order to maintain its exempt status under the Investment Company Act. As of September 30, 2004, the Company had determined that it was in and had maintained compliance with the 55% Test.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS, which include hybrid MBS, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually. The Company expects that over time, its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate mortgagees. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last ten quarters ending with September 30, 2004, the CPR on Company’s MBS portfolio ranged from a low of 22.9% to a high of 41.2%, with an average CPR of 32.2%.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity to changes in interest rates. In measuring its assets-to-borrowings repricing gap (“Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio as of September 30, 2004 was 16.1 months and the weighted average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was 6.6 months, resulting in a Repricing Gap of 9.5 months. Assuming a 15% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio as of September 30, 2004 was 18.5 months and the weighted average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was 6.6 months, resulting in Repricing Gap of 11.9 months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of September 30, 2004, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of 22.7 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of 6.7 months, resulting in a Repricing Gap of 16.0 months. Based on historical results, the Company believes that utilizing a 25% CPR assumption rather than a 15% CPR assumption provides a more realistic approximation of the Repricing Gap for MFA’s ARM-MBS portfolio over time.

     The Company’s debt obligations are generally repurchase agreements with terms of three years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year constant maturity treasury rate (“CMT”) or LIBOR, while its debt obligations, in the form of repurchase agreements, are generally dependent on LIBOR. While the LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At September 30, 2004, the Company had 56.6% of its ARM-MBS portfolio with coupons based on the one-year CMT index, 41.2% with coupons based on the one-year LIBOR index, 1.7% with coupons based on the Eleventh District Cost of Funds Index (i.e., COFI) and 0.5% with coupons based on the 12-month CMT moving average.

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

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where the repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At September 30, 2004, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming CPRs of 25% and 15%; however, actual prepayment speeds could vary significantly from such assumptions. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from periodic and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities.

     The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive or the Hedging Instruments. The following table sets forth the Company’s interest rate risk using the gap methodology applying a 25% CPR at September 30, 2004.

	At September 30, 2004

	Less than 3 Month	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable-Rate MBS	$887,645	$2,305,193	$1,388,394	$1,135,471	$379,928	$6,096,631
Fixed-Rate MBS	–	–	–	–	7,299	7,299
Cash	45,213	–	–	–	–	45,213

Total interest-earning assets	$932,858	$2,305,193	$1,388,394	$1,135,471	$387,227	$6,149,143

Interest-Bearing Liabilities:

Repurchase agreements	$2,902,178	$1,532,751	$1,049,100	$–	$–	$5,484,029
Mortgage Loans	–	–	–	–	22,734	22,734

Total interest-bearing liabilities	$2,902,178	$1,532,751	$1,049,100	$–	$22,734	$5,506,763

Gap before Hedging Instruments	$(1,969,320)	$772,442	$339,294	$1,135,471	$364,493
Hedging Instruments Notional
Amounts	180,000	–	–	–	–	180,000
Cumulative Difference Between
Interest-Earnings Assets and Interest
Bearing Liabilities after Derivatives	$(1,789,320)	$(1,016,878)	$(677,584)	$457,887	$822,380

Cumulative Difference as a percentage of total assets	(28.77)%	(16.35)%	(10.90)%	7.36%	13.22%

     The following table sets forth the Company’s interest rate risk using the gap methodology applying a 15% CPR at September 30, 2004:

	At September 30, 2004

	Less than 3 Month	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable-Rate MBS	$722,075	$2,083,590	$1,344,520	$1,393,384	$553,062	$6,096,631
Fixed-Rate MBS	–	–	–	–	7,299	7,299
Cash	45,213	–	–	–	–	45,213

Total interest-earning assets	$767,288	$2,083,590	$1,344,520	$1,393,384	$560,361	$6,149,143

Interest-Bearing Liabilities:

Repurchase agreements	$2,902,178	$1,532,751	$1,049,100	$–	$–	$5,484,029
Mortgage Loans	–	–	–	–	22,734	22,734

Total interest-bearing liabilities	$2,902,178	$1,532,751	$1,049,100	$–	$22,734	$5,506,763

Gap before Hedging Instruments	$(2,134,890)	$550,839	$295,420	$1,393,384	$537,627
Hedging Instruments Notional
Amounts	180,000	–	–	–	–	180,000
Cumulative Difference Between
Interest-Earnings Assets and Interest
Bearing Liabilities after Derivatives	$(1,954,890)	$(1,404,051)	$(1,108,631)	$284,753	$822,380

Cumulative Difference as a percentage of total assets	(31.43)%	(22.58)%	(17.83)%	4.58%	13.22%

     As part of the overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At September 30, 2004, the Company had Caps with an aggregate notional amount of $610.0 million, of which $310.0 were active, and Swaps with a notional amount of $180.0 million, all of which are active. To date, the Company has not received any payments under any of its Hedging Instruments. The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated statements of financial condition. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR. As of September 30, 2004, the Company had $610.0 million of notional amount of Caps, with a weighted average strike rate for the one-month LIBOR of 4.17%.

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

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At September 30, 2004, the Company had cash and cash equivalents of $45.2 million and unpledged securities of $148.1 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should prepayment speeds on the mortgages underlying the Company’s MBS and/or market interest rates suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At September 30, 2004, the gross unamortized premium for ARM-MBS for financial accounting purposes was $130.4 million (2.2% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $127.6 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on projected net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the investments in the Company’s MBS portfolio on September 30, 2004 and includes the Company’s interest-rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

1.00%	(9.60%)	(1.75%)
0.50%	(1.72%)	(0.75%)
(0.50%)	1.10%	0.50%
(1.00%)	6.68%	0.75%

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

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.25% and expected convexity (i.e., approximates the change in duration relative to the change in interest rates) of (1.004%). Impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding. The Company’s asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 28.9% decrease in the CPR of the MBS portfolio. The base interest rate scenario assumes interest rates at September 30, 2004. Actual results could differ significantly from those estimated in the table.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

Item 6.	6. Exhibits

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

10.9 Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan.

10.10 Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan.

10.11 Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan.

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

Date: November 1, 2004	MFA MORTGAGE INVESTMENTS, INC.

	By: /s/	Stewart Zimmerman
Stewart Zimmerman
President and Chief Executive Officer

	By: /s/	William S. Gorin
William S. Gorin
Executive Vice President
Chief Financial Officer (Principal Financial Officer)

	By: /s/	Teresa D. Covello
Teresa D. Covello
Senior Vice President
Chief Accounting Officer and Treasurer (Principal Accounting Officer)