Form 10-K
period 2004-12-31
MFA MORTGAGE INVESTMENTS
filed 2005-02-11
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13991

MFA MORTGAGE INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3974868 (I.R.S. Employer Identification No.)

350 Park Avenue, 21st Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 207-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

8.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

     The aggregate market value of the registrant’s common stock, par value $.01 per share (“Common Stock”), held by non-affiliates based on the final closing price of the Common Stock on the New York Stock Exchange on June 30, 2004 was $691,895,461. The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the final closing price of the Common Stock on the New York Stock Exchange on February 9, 2005 was $685,829,331.

     The number of shares of the registrant’s Common Stock outstanding on February 9, 2005, was 82,323,092.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for the 2005 annual meeting of stockholders scheduled to be held on May 13, 2005 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). MFA Mortgage Investments, Inc. (the “Company”) cautions that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2004.

PART I

Item 1. Business.

THE COMPANY

     The Company is primarily engaged in the business of investing, on a leveraged basis, in mortgage-backed securities (“MBS”), which include hybrid and adjustable-rate MBS (collectively, “ARM-MBS”). The Company’s MBS portfolio consists primarily of ARM-MBS issued or guaranteed by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Fannie Mae (collectively, the “Agency MBS”), and, to a lesser extent, high quality ARM-MBS rated in one of the two highest rating categories by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, “Rating Agencies”). The Company’s principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments and its operating costs.

     The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable income to its stockholders, subject to certain adjustments. For additional information, see “Certain Federal Income Tax Considerations.”

     The Company was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998. From the time of its formation through December 31, 2001, the Company was externally advised and managed by America First Mortgage Advisory Corporation (the “Advisor”). Pursuant to an agreement between the Company and the Advisor, the Advisor provided the Company with day-to-day management of its operations and investment advisory services for a fee, which was calculated on a quarterly basis. The Advisor was a subsidiary of America First Companies L.L.C. (“AFC”).

     On December 12, 2001, the Company’s stockholders approved the terms of an Agreement and Plan of Merger, dated September 24, 2001, among the Company, the Advisor, AFC and the stockholders of the Advisor (the “Advisor Merger Agreement”), which provided for the merger of the Advisor into the Company (the “Advisor Merger”). On January 1, 2002, the Advisor Merger was consummated and, as a result, the Company became a self-advised REIT, ceased paying fees to the Advisor, and directly incurred all of the costs of its day-to-day operations, the employees of the Advisor became employees of the Company, and the Company acquired all of the tangible and intangible business assets of the Advisor. (For additional information regarding the Advisor and the Advisor Merger, see Note 3(a) to the accompanying consolidated financial statements, included under Item 8.) On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

BUSINESS AND INVESTMENT STRATEGY

     The Company is primarily engaged in the business of investing in Agency and other high quality ARM-MBS, which are primarily secured by pools of hybrid mortgage loans, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually, and adjustable rate mortgage loans (collectively, “ARMs”) on single family residences.

     The Company’s operating policies require that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At December 31, 2004, 99.3% of the Company’s assets consisted of Agency MBS (which comprised 90.4% of total assets), high quality AAA rated MBS, MBS-related receivables and cash. The Company’s other investments, primarily consisting of indirect investments in three multi-family apartment properties and non-Agency MBS rated below AAA, comprised less than 1.0% of its remaining assets at December 31, 2004.

     Interest rates on the ARMs collateralizing the Company’s MBS are based on an index rate, such as the one-year constant maturity treasury (“CMT”) rate, the London Interbank Offered Rate (“LIBOR”) or the 11th District Cost of Funds Index (“COFI”). The maximum adjustment, in any year, of the ARMs collateralizing the Company’s ARM-MBS is usually limited to 100 to 200 basis points (i.e., one basis point is equal to 1/100 of 1%) per annum. Generally, ARMs also have lifetime caps on interest rate changes from the initial interest rate, which typically do not exceed 500 to 600 basis points from the initial interest rate. At December 31, 2004, 77.9% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments on MBS.

     The Company may also invest in residential mortgage loans and MBS that are not Agency MBS and/or that have fixed interest rates. At December 31, 2004, the Company held $6.778 billion of MBS, of which $6.0 million consisted of non-Agency MBS rated below AAA. (See Note 4 to the accompanying consolidated financial statements, included under Item 8.)

     During the fourth quarter of 2003, the Company, through subsidiaries, began providing external advisory services as a sub-advisor to America First Apartment Investors, Inc., a Maryland corporation (“AFAI”), with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. (See Note 3(e) to the accompanying consolidated financial statements, included under Item 8.) In addition, the Company continues to explore alternative business strategies, investments and financing sources and other strategic initiatives, including the acquisition and securitization of ARMs and the expansion of third-party advisory services, to complement the Company’s core business strategy.

FINANCING STRATEGY

     The Company typically utilizes repurchase agreements to finance the acquisition of its ARM-MBS and other assets. In addition, the Company may also finance the acquisition of additional assets with the proceeds from capital market transactions. When fully invested, the Company’s policy is to generally maintain an assets-to-equity ratio of less than 11 to 1. At December 31, 2004, the Company’s assets-to-equity ratio was 9.5 to 1 and its debt-to-equity ratio was 8.4 to 1.

     A repurchase agreement, although structured as a sale and repurchase obligation, operates as a financing (i.e., borrowing) under which the Company pledges its securities as collateral to secure a loan with the repurchase agreement counterparty (i.e., lender). The amount borrowed under a repurchase agreement is limited to a specified percentage, generally not more than 97%, of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The Company retains beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of its existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. Through December 31, 2004, the Company had not had any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     The Company’s repurchase agreements generally have original maturities ranging from one to 36 months. Should the lender under a repurchase agreement decide not to renew such agreement at maturity, the Company would be required to either refinance elsewhere or be in a position to satisfy (i.e., pay off) the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender.

     In order to reduce its exposure to counterparty-related risk, the Company enters into repurchase agreements only with financial institutions whose holding or parent company’s long-term debt rating is single A or better as determined by one of the Rating Agencies, where applicable. If this minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of its Board of Directors (the

“Board”). In the event an existing lender’s rating is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At December 31, 2004, the Company had amounts outstanding under repurchase agreements with 13 separate lenders, all of which were rated single A or better, with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of $71.6 million.

     In an effort to mitigate interest rate exposure, the Company periodically hedges its interest rate risk by entering into derivative financial instruments (“Hedging Instruments”) and other hedging transactions. Through December 31, 2004, the Company’s use of Hedging Instruments has consisted of purchasing interest rate caps (“Cap Agreements” or “Caps”) and entering into interest rate swap agreements (“Swaps”). A Cap Agreement is a contract whereby the purchaser pays a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time. At December 31, 2004, the Company had 15 Cap Agreements, with an aggregate notional amount of $560.0 million as a hedge against current and anticipated 30-day term repurchase agreements. At December 31, 2004, the Company’s Caps had an amortized cost of $3.5 million and were carried at their estimated fair value of $1.2 million, with unrealized losses of $2.3 million reflected in accumulated other comprehensive income. If the 30-day LIBOR were to increase above the rate specified in each Cap during the effective term of such Cap, the Company would receive monthly payments from the counterparty to such Cap. Through December 31, 2004, the Company had not received any payments from counterparties related to any of its Caps. The Company’s Swaps are used to lock-in fixed interest rates related to a portion of the Company’s current and anticipated 30-day term repurchase agreements. At December 31, 2004, the Company was a party to three fixed-pay Swaps with an aggregate notional amount of $180.0 million. (See Note 8 to the accompanying consolidated financial statements, included under Item 8.)

     The use of Hedging Instruments, such as Caps and/or Swaps, exposes the Company to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations. To mitigate this exposure, the Company only enters into hedging transactions with financial institutions whose holding or parent company’s long-term debt rating is single A or better, as determined by one of the Rating Agencies. The Company expects that it will enter into additional hedging transactions, including Caps and Swaps, in the future to hedge against increases in interest rates on its anticipated LIBOR-based repurchase agreements. However, the timing and amount of future hedging transactions, if any, will depend on market conditions, including, but not limited to, the interest rate environment, management’s assessment of the future changes in interest rates and the market availability and cost of entering into such hedging transactions.

     Each of the multi-family apartment properties in which the Company holds an indirect ownership interest is financed with a long-term fixed-rate mortgage loan. The borrowers on these mortgage loans are separate corporations, limited partnerships or limited liability companies. The mortgages collateralized by two of these multi-family apartment properties are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan; while a $6.8 million mortgage collateralized by the remaining multi-family apartment property is, under certain limited circumstances, guaranteed by the Company. At December 31, 2004, the aggregate mortgage indebtedness secured by the three multi-family apartment properties in which the Company owns an interest was $22.7 million.

INVESTMENT CONSIDERATIONS

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company, and primarily depend on, among other things, the level of the Company’s net interest income, the market value of its assets and the supply of, and demand for, MBS assets. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs and prepayment speeds on the Company’s MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. For the Company, increases in interest rates, in general, may over time cause: (i) the cost of borrowings to increase; (ii) the value of the Company’s MBS portfolio and stockholders’ equity to decline; (iii) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; and (iv) coupons on the MBS assets to reset to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) coupons on the MBS assets to reset to lower interest rates; (iii) the cost of borrowings to decrease; and (iv) the value of the MBS portfolio and stockholders’ equity to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness.

     The operating results of the Company depend, in large part, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also faces risks inherent in its other assets, comprised primarily of interests in multi-family apartment properties, non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at December 31, 2004, they have the potential of materially impacting the Company’s operating performance in future periods.

     Interest Rate Changes

     While the Company believes that no cost effective strategy would completely insulate it from the risks related to interest rate changes on its assets, the Company undertakes certain strategies aimed at mitigating the potential negative effects of these risks. In particular, the Company primarily invests in ARM-MBS, which constituted 99.9% of the Company’s MBS portfolio at December 31, 2004, as opposed to fixed-rate MBS. The Company’s ARM-MBS are comprised of hybrid and adjustable-rate MBS. While adjustable-rate MBS are collateralized by pools of mortgage loans that have interest rates that generally adjust annually, hybrid MBS are collateralized by mortgage loans that have interest rates which are fixed for a specified period (typically three to five years) and, thereafter, generally adjust annually. Accordingly, during a period of rising interest rates, the financing costs incurred by the Company under its repurchase agreements, which have contractual terms of one to 36 months at inception, will increase as the terms of such agreements expire while the coupon earned by the Company on its hybrid MBS will remain constant during the applicable initial fixed-rate period and, thereafter, generally adjust annually together with its adjustable-rate MBS. At December 31, 2004, 77.9% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less; however, contractual repricing does not consider the impact of prepayments, which are inherent in MBS.

     The Company finances the acquisition of its MBS through repurchase agreements, which subject the Company to interest rate risk in relationship to the corresponding assets. The cost of the Company’s borrowings under its repurchase agreements is based on prevailing market interest rates. The term of the Company’s repurchase agreements typically ranges from one to 36 months at inception of the financing. Increases in interest rates may cause the Company’s financing costs to increase faster than the yield on its ARM-MBS. As a result, the Company’s net interest spread and net interest margin could decline during such periods, the severity of which would depend on the Company’s asset/liability structure at the time as well as the magnitude and duration of the interest rate increase. The Company’s policy is to maintain an asset/borrowings repricing gap (i.e., the weighted average time period for ARM-MBS to reprice less the weighted average time period for liabilities to reprice) of less than 18 months, assuming a 15% CPR. At December 31, 2004, assuming a 15% CPR, the Company’s repricing gap was 11 months, reflecting a weighted average term to repricing for the ARM-MBS portfolio of 19 months and a weighted average term to repricing for the Company’s repurchase agreements of eight months. At December 31, 2004, assuming a 25% CPR, the Company’s repricing gap was eight months, reflecting a weighted average term to repricing for the ARM-MBS portfolio of 17 months and a weighted average term to repricing for the Company’s repurchase agreements of nine months. In order to mitigate interest rate risk resulting from the repricing gap, the Company hedges against increases in interest rates on a portion of its anticipated LIBOR-based repurchase agreements using Cap Agreements.

     The market primarily determines the interest rates that the Company pays on its borrowings (i.e., its repurchase agreements) to finance its MBS assets. However, the level of increase in interest rates on the Company’s interest-earning assets is limited. The interim and lifetime caps on the ARMs collateralizing the Company’s MBS limit the amount by which the interest rates on the Company’s ARM-MBS can adjust. Generally, interest rates on ARMs can adjust by a maximum of 100 to 200 basis points per annum (i.e., an interim cap) and 500 to 600 basis points from the initial interest rate over the term of the ARMs (i.e., a lifetime cap). At December 31, 2004, ARM-MBS comprised 97.9% of the Company’s total assets and 99.9% of total MBS. Of the Company’s $6.770 billion of

ARM-MBS at December 31, 2004, 24.0% had a 1% interim cap, 70.6% had a 2% interim cap and 5.4% had no interim cap restrictions.

     The cost of the Company’s borrowings is generally LIBOR-based, while interest rates on ARM-MBS are based on an index rate, such as the one-year CMT rate, LIBOR or COFI. Therefore, any increase in LIBOR relative to the one-year CMT rates or COFI will generally result in an increase in the Company’s borrowing cost that is not matched by a corresponding increase in the interest earnings on its ARM-MBS portfolio. At December 31, 2004, the one-year LIBOR was 3.10% and the one-year CMT was 2.75%. At December 31, 2004, the Company had 49.8% of its ARM-MBS portfolio repricing off of the one-year CMT index, 48.3% repricing off of the one-year LIBOR index, 1.5% repricing off of one-month COFI and 0.4% repricing off of the 12-month CMT moving average.

     In order to mitigate its interest rate risks, the Company intends to continue to primarily invest in ARM-MBS, rather than fixed-rate MBS. ARM-MBS allow the Company’s interest income to generally adjust, although on a delayed basis, to changes in corresponding interest rates. However, given the time lag in interest rate resets, together with the interim and lifetime caps on interest rate adjustments, on the Company’s ARM-MBS portfolio, relative to changes in the interest rates it pays on its repurchase agreements and other liabilities, the Company’s net interest income would generally be expected to be negatively affected over the short term in a rising interest rate environment. The ability of ARM-MBS to reset based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not eliminated. The general trend of rising short-term interest rates experienced during 2004 increased the Company’s average cost of borrowings to 1.75% for 2004, as compared to 1.59% for 2003. However, as interest rates increased, the prepayment speeds on the Company’s MBS portfolio slowed, causing a decrease in principal prepayments and corresponding decline of amortization of purchase premiums on the Company’s ARM-MBS portfolio. Consequently, the decreased amortization of purchase premiums positively impacted the net yield on the Company’s ARM-MBS portfolio. In addition, interest rates on ARM-MBS scheduled to reset increased and principal repayments on existing ARM-MBS were reinvested at the higher prevailing market rates. For 2004, the weighted average coupon (i.e., the weighted average stated rate) on the Company’s MBS portfolio was 4.15%, while the net yield on the MBS portfolio was 3.10%. The differential between the coupon and net yield on the Company’s MBS portfolio primarily reflects the cost of premium amortization, as well as the cost of delay and the difference between the coupon and gross yield. The Company’s cost of delay reflects the cost associated with the delay in receiving the cash for principal repayments, during which time such receivable is non-interest bearing. The gross yield reflects the coupon interest income divided by the amortized cost, which includes purchase premiums, of the MBS, and thus is lower than the stated coupon.

     In accordance with its operating policies, the Company may enter into certain types of derivative financial instruments. The Company presently uses Caps and Swaps to hedge against anticipated future increases in interest rates on its repurchase agreements. The Company’s policy is to enter into Caps and Swaps only with financial institutions whose parent or holding company’s long-term debt rating is single A or better as determined by one of the Rating Agencies. In the unlikely event that a counterparty is unable to make required payments pursuant to a Cap Agreement, the Company’s loss would be limited to any remaining unamortized premium paid for the specific Cap Agreement. Since Swaps do not involve a premium to be paid at inception, should a counterparty to a Swap be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap. In addition, the Company may be at risk for any collateral held by a counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy. To mitigate the risks associated with the Company’s hedging counterparties, the Company monitors the ratings of all of its counterparties no less than quarterly; however, no assurance can be given that the Company can eliminate risks related to doing business with its hedging counterparties.

     At December 31, 2004, the Company had (i) 11 Cap Agreements, with an aggregate notional amount of $310.0 million, that were active with strike rates ranging from 3.0% to 5.0% and (ii) four Cap Agreements, with an aggregate notional amount of $250.0 million, that will become active during 2005 with strike rates of 3.75% and 4.0%. The Company’s active Cap Agreements did not result in the Company receiving any payments during 2004. Cap Agreements are extremely sensitive to changes in interest rates as reflected in the volatility of their market values; however, the Company’s maximum loss or cost exposure is limited to the premium paid to purchase the Cap Agreements. Because the Company utilizes Cap Agreements solely to mitigate interest rate risk, in the form of a liability hedge, changes in their market value are reflected in other comprehensive income and the premiums paid to enter into the Cap Agreements are amortized over the active period of each instrument, provided that the hedge remains effective. At December 31, 2004, the Company had unrealized losses of $2.3 million on its Cap Agreements. At December 31, 2004, the Company was party to $180.0 million of notional amount fixed-pay Swaps. These Swaps were carried at their estimated fair value of $321,000.

     As a part of its hedging strategy, the Company may also engage in limited amounts of the buying and/or selling of mortgage derivative securities or other derivative products, including financial futures contracts and options. Although the Company has not historically used such instruments, it is not precluded by its operating policies from doing so. In the future, the Company may use such instruments as hedges against interest rate risk. The Company does not anticipate entering into derivatives for speculative or trading purposes. It should be noted that the Company has not identified any cost beneficial hedging strategy to completely insulate the Company against interest rate risks. In addition, there can be no assurance that any such hedging activities will have the desired impact on the Company’s results of operations or financial condition. Hedging typically involves transaction costs, which increase dramatically as the length of period covered by the hedge is extended and during periods of volatile interest rates. Such hedging costs may cause the Company to conclude that a particular hedging transaction is not cost beneficial, thereby affecting the Company’s ability to mitigate interest rate risk.

     In the event of a sudden and sustained increase in interest rates, the net interest income could become negative. Accordingly, in such a period, the Company could incur a net loss from operations. In addition, such an interest rate environment would likely result in a decrease in the market value of the Company’s ARM-MBS, such that additional collateral could be required (i.e., margin calls) to secure the borrowings under the Company’s repurchase agreements. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding common and preferred stock.

     Prepayment of ARMs

     In general, the ARMs collateralizing the MBS in the Company’s portfolio may be prepaid at any time without penalty. Prepayments on the Company’s MBS result when homeowners/mortgagees sell their mortgaged properties or decide to either satisfy (i.e., payoff the mortgage) or refinance their existing mortgage loans. In addition, because the Company’s MBS are primarily Agency MBS, defaults and foreclosures on the Company’s MBS typically have the same effect as prepayments. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable rate mortgage loans. During 2004, prepayments decreased from 2003 levels. For 2004, the Company experienced an average CPR of 27.7% on its MBS portfolio, compared to 35.7% for 2003.

     Prepayments are the primary feature of MBS that distinguish them from other types of bonds. While a certain percentage of the pool of mortgage loans underlying MBS are expected to prepay during a given period of time, the prepayment rate can, and often does, vary significantly from the anticipated rate of prepayment. Prepayments generally have a negative impact on the Company’s financial results, the effects of which depends on, among other things, the amount of unamortized premium on the MBS, the reinvestment lag and the reinvestment opportunities.

     The Company limits its exposure to the impact of accelerated premium amortization caused by prepayments by limiting the premium paid on its MBS portfolio. MBS can trade at significantly different prices depending on, among other things, seasoning (i.e., age of the security) and its coupon rate. According to the Company’s operating policies, the average purchase price of the MBS portfolio must be less than 103.5% of the MBS portfolio par value. The Company’s net premium, as a percentage of current par value of the total MBS portfolio was 2.18% and 2.26% at December 31, 2004 and 2003, respectively.

     Use of Leverage

     The Company’s financing strategy is designed to increase the size of its MBS portfolio by borrowing against a substantial portion of the market value of its MBS. If interest income on the MBS purchased with borrowed funds fails to cover the cost of the related borrowings, the Company will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of the Company’s leveraged structure.

     The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. Currently, the Company’s direct borrowings are comprised of collateralized loans in the form of repurchase agreements. The ability of the Company to enter into repurchase agreements in the future will depend on the market value of the MBS pledged to secure the specific borrowings, the availability of financing and other conditions existing in the lending market at that time. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. Future increases in the amount by which the collateral value contractually exceeds the repurchase agreement loan amount, decreases in the market value of the Company’s MBS, increases in interest rate volatility, and changes in the availability of financing in the market could cause the Company to be unable to achieve the degree of leverage it believes to be optimal. As a result, the Company may be less profitable than it would be otherwise.

     In the future, the Company may also use other sources of funding, in addition to repurchase agreements, to finance its MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

     Decline in Market Value of MBS

     The value of interest-bearing obligations, such as mortgage loans and MBS, typically move inversely with interest rates. Accordingly, in a rising interest rate environment, the value of such instruments may decline. Because the interest earned on ARM-MBS may increase as interest rates increase subject to a delay until each such security’s next coupon reset date, the values of these assets are generally less sensitive to changes in interest rates than are fixed-rate instruments. Therefore, in order to mitigate this risk, the Company intends to maintain a substantial majority of its portfolio in ARM-MBS. At December 31, 2004, ARM-MBS constituted 97.9% of the Company’s total assets and 99.9% of total MBS.

     A decline in the market value of the Company’s MBS may limit the Company’s ability to borrow or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value. The Company could be required to sell some of its MBS under adverse market conditions in order to maintain liquidity. If such sales were to be made at prices lower than the amortized cost (i.e., the carrying value) of the MBS, the Company would incur losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral and a resulting loss of the difference between the value of the collateral and the amount borrowed.

     Credit Risks Associated with Investments

     The holder of a mortgage loan or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The Company significantly mitigates this credit risk by requiring that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. Under the Company’s operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At December 31, 2004, 98.3% of the Company’s assets consisted of Agency MBS, AAA rated MBS and MBS-related receivables, and 1.0% was cash and cash equivalents; combined, these assets comprised 99.3% of the Company’s total assets.

     While the Company’s operating policies require that at least 50% of its assets consist of Agency MBS and other high quality MBS rated in one of the two highest rating categories by at least one Rating Agency, the remainder of the Company’s assets may consist of additional MBS and other investment assets of a lower credit quality. At December 31, 2004, the Company had $6.0 million of non-Agency MBS rated below AAA, representing 0.09% of the MBS portfolio, of which $1.2 million, or 0.02% of the MBS portfolio, was rated below investment grade. By investing in non-Agency MBS rated below AAA, the Company anticipates that it will be able to earn a higher net yield than it would otherwise by investing in only Agency MBS or AAA-rated MBS. However, the acquisition of non-Agency MBS rated below AAA or other investment assets of a lower credit quality may result in the Company experiencing credit losses relating to such assets should defaults of principal and/or interest on such assets be greater than those anticipated when such assets are acquired or such assets be downgraded by the Rating Agencies. (See Note 4 to the accompanying consolidated financial statements, included under Item 8.)

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

     The following is a description of certain U.S. federal income tax consequences relating to the Company’s taxation as a REIT.

     The information in this section is based on the Internal Revenue Code of 1986, as amended (the “Code”), current, temporary and proposed regulations promulgated under the Code, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the “IRS”) and court decisions, all as of the date hereof. The administrative interpretations and practices of the IRS upon which this summary is based include its practices and policies as expressed in private letter rulings which are not binding on the IRS, except with respect to the taxpayers who requested and received such rulings. In each case, these sources are relied upon as of the date hereof. No assurance can be given that future legislation, regulations, administrative interpretations and practices and court decisions will not significantly change current law, or adversely affect certain existing interpretations of existing law, on which the information in this section is based. Even if there is no change in applicable law, no assurance can be provided that the statements made in the following discussion will not be challenged by the IRS or will be sustained by a court if so challenged.

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

     Qualification and taxation as a REIT depend upon the Company’s ability to meet on a continuing basis, through actual annual operating results, the various requirements under the Code and, as described in this Form 10-K, with regard to, among other things, the Company’s (i) source of gross income, (ii) composition of assets, (iii) distribution levels and (iv) diversity of stock ownership. While the Company intends to operate so that it qualifies as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company’s circumstances or in the law, no assurance can be given that the Company so qualifies or will continue to so qualify.

     Provided it qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its net income that is currently distributed to its stockholders. This treatment substantially eliminates the “double taxation” that generally results from an investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when such income is distributed. However, if the Company forms one or more “taxable REIT subsidiaries” (each, a “TRS”) to conduct certain portions of the Company’s business, the net income of such TRSs will be subject to tax at regular corporate rates of up to 35%. See “Taxable REIT Subsidiaries” below.

     Ordinary dividends received by U.S. shareholders from the Company generally will be taxed as ordinary income at rates of up to 35% through 2010. The Company may elect to designate the portion of its distributions attributable to sales of capital assets as capital gain dividends and the portion of its distributions, if any, attributable to dividends from its TRS as qualified dividends. Individual U.S. stockholders are generally subject to tax with respect to both capital gain dividends and qualified dividends at long-term capital gains rates of up to 15% (25% for certain depreciation recapture).

     Even if it qualifies as a REIT, the Company will nonetheless be subject to federal taxation in the following circumstances:

•	The Company will be required to pay tax at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains;

•	The Company may be subject to the “alternative minimum tax” on items of tax preference, if any;

•	If the Company has (i) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, the Company will be required to pay tax at the highest corporate rate on this income. In general, foreclosure property is property acquired through foreclosure after a default on a loan secured by the property or on a lease of the property;

•	The Company will be required to pay a 100% tax on any net income from prohibited transactions. In general, prohibited transactions are sales or other taxable dispositions of assets, other than foreclosure property, held for sale to customers in the ordinary course of business;

•	If the Company fails to satisfy the 75% or 95% gross income tests, as described below, but has, nevertheless, maintained its qualification as a REIT, the Company will be subject to a tax equal to the gross income attributable to the greater of either (i) the amount by which 75% of the Company’s gross income exceeds the amount qualifying under the 75% test for the taxable year or (ii) the amount by which 95% (90% for taxable years of the Company ended on or prior to December 31, 2004) of the Company’s gross income exceeds the amount of its income qualifying under the 95% test for the taxable year multiplied, in either case, by a fraction intended to reflect the Company’s profitability;

•	Commencing with the Company’s taxable year beginning January 1, 2005, if the Company fails to satisfy the REIT asset tests, as described below, by more than a de minimis amount, due to reasonable cause and the Company nonetheless maintains its REIT qualification because of specified cure provisions, the Company will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets.

•	Commencing with the Company’s taxable year beginning January 1, 2005, if the Company fails to satisfy any provisions of the Code that would result in its failure to qualify as a REIT (other than a violation of the REIT gross income and assets tests summarized in the preceding two bullet points) and the violation is due to reasonable cause, the Company may retain its REIT qualification but the Company will be required to pay a penalty of $50,000 for each such failure.

•	The Company will be required to pay a 4% excise tax on the amount by which its annual distributions to stockholders is less than the sum of (i) 85% of the Company’s ordinary income for the year, (ii) 95% of the Company’s REIT capital gain net income for the year and (iii) any undistributed taxable income from prior periods;

•	If the Company acquires an asset from a C corporation (i.e., generally a corporation subject to full corporate level tax) in a transaction in which the basis of the asset in its hands is determined by reference to the basis of the asset in the hands of the C corporation, and the Company subsequently sells or otherwise disposes of the asset within the ten-year period beginning on the date on which the Company acquired the asset, then the Company would be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) the Company’s adjusted tax basis in the asset, in each case, determined as of the date on which the Company acquired the asset. The results described in this paragraph assume that the C corporation will not elect in lieu of this treatment to be subject to an immediate tax when the asset is acquired;

•	The Company will generally be subject to tax on the portion of any “excess inclusion income” derived from a taxable mortgage pool or an investment in residual interests in real estate mortgage investment conduits (or “REMICs”) to the extent the Company’s stock is held by specified tax exempt organizations not subject to tax on unrelated business taxable income; and

•	The Company will be subject to a 100% tax on any “redetermined rents,” “redetermined deductions” or “excess interest.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished by a TRS of the Company to any of its tenants. Redetermined deductions and excess interest represent amounts that are deducted by a TRS of the Company for amounts paid to the Company that are in excess of the amounts that would have been deducted based on arm’s length negotiations.

     Requirements for Qualification as a REIT

     General. The Code defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	that issues transferable shares or transferable certificates to its owners;

(3)	that would be taxable as a regular corporation, but for its election to be taxed as a REIT;

(4)	that is not a financial institution or an insurance company under the Code;

(5)	that is owned by 100 or more persons;

(6)	that has not more than 50% in value of its outstanding stock owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each year (the “5/50 Rule”); and

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

     The Company’s amended and restated articles of incorporation provide for restrictions regarding ownership and transfer of the Company’s stock. These restrictions are intended to assist the Company in satisfying the share ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that the Company will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and (6) above. If the Company fails to satisfy these share ownership requirements, the Company’s status as a REIT may terminate unless the Company is able to cure such failure under the provisions described below. If, however, the Company complied with the rules contained in applicable regulations that require a REIT to determine the actual ownership of its shares and the Company does not know, or would not have known through the exercise of reasonable diligence, that it failed to meet the requirement described in condition (6) above, the Company would not be disqualified as a REIT.

     In addition, a corporation may not qualify as a REIT unless its taxable year is the calendar year. The Company has a calendar taxable year.

     Ownership of a Partnership Interest. The Treasury regulations provide that if the Company is a partner in a partnership, the Company will be deemed to own its proportionate share of the assets of the partnership and to be entitled to its proportionate share of the gross income of the partnership. The character of the assets and gross income of the partnership generally retains the same character in the Company’s hands for purposes of satisfying the gross income and asset tests described below. For purposes of the 10% value test (described in “— Asset Tests” below), commencing with the Company’s taxable year beginning January 1, 2005, the Company’s proportionate share is based on its proportionate interest in the equity interests and certain debt securities issued by the partnership. For purposes of the 10% value test for taxable periods prior to January 1, 2005, and for all other asset and income tests, the Company’s proportionate share is based on its capital interest in the partnership.

     Qualified REIT Subsidiaries. A “qualified REIT subsidiary” is a corporation, all of the stock of which is owned by a REIT. Under the Code, a qualified REIT subsidiary is not treated as a separate corporation from the REIT. Rather, all of the assets, liabilities and items of income, deduction and credit of the qualified REIT subsidiary are treated as the assets, liabilities and items of income, deduction and credit of the REIT for purposes of the REIT income and asset tests described below.

     Taxable REIT Subsidiaries. A “TRS” is a corporation, which, together with a REIT, owns an interest in such corporation, makes an election to be treated as a TRS. A TRS may earn income that would be nonqualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of the stock of a TRS.

     Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, if a TRS has a debt-to-equity ratio as of the close of the taxable year exceeding 1.5 to 1, it may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year (although the TRS may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). In addition, if a TRS pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm’s length transaction, the REIT generally will be subject to an excise tax equal to 100% of such excess.

     Income Tests. The Company must meet two annual gross income requirements to qualify as a REIT. First, each year the Company must derive, directly or indirectly, at least 75% of its gross income, excluding gross income from prohibited transactions, from investments relating to real property or mortgages on real property, including “rents from real property” and mortgage interest, or from specified temporary investments. Second, each year the Company must derive at least 95% of its gross income, excluding gross income from prohibited transactions, from investments meeting the 75% test described above, or from dividends, interest and gain from the sale or disposition of stock or securities. For these purposes, the term “interest” generally does not include any interest of which the amount received depends on the income or profits of any person. An amount will generally not be excluded from the term “interest,” however, if such amount is based on a fixed percentage of gross receipts or sales.

     Any amount includable in the Company’s gross income with respect to a regular or residual interest in a REMIC is generally treated as interest on an obligation secured by a mortgage on real property for purposes of the 75% gross income test. If, however, less than 95% of the assets of a REMIC consist of real estate assets, the Company will be treated as receiving directly its proportionate share of the income of the REMIC, which would generally include non-qualifying income for purposes of the 75% gross income test. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the principal amount of the loan exceeds the fair market value of the real property on the date the mortgage loan was made by the Company, interest income on the loan will be apportioned between the real property and the other property, which apportionment would cause the Company to recognize income that is not qualifying income for purposes of the 75% gross income test.

     To the extent interest on a loan is based on the cash proceeds from the sale or value of property, such income would be treated as gain from the sale of the secured property, which generally should qualify for purposes of the 75% and 95% gross income tests.

     The Company inevitably may have some gross income from various sources that fails to constitute qualifying income for purposes of one or both of the gross income tests. However, the Company intends to maintain its status as a REIT by carefully monitoring any potential nonqualifying income.

     If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any year, the Company may still qualify as a REIT if it is entitled to relief under the Code. Generally, the Company may be entitled to relief if, for taxable years of the Company commencing in or after January 1, 2005:

•	the failure to meet the gross income tests was due to reasonable cause and not due to willful neglect; and

•	following the Company’s identification of such failure for any taxable year, the Company sets forth a description of each item of its gross income that satisfied the REIT gross income tests in a schedule for the taxable year filed in accordance with regulations prescribed by the Treasury.

     In order to be entitled to relief for taxable years of the Company beginning prior to January 1, 2005, instead of filing a description of each item of gross income in the year of the Company’s failure to satisfy one or both of the gross income tests, the Company was required to attach a schedule of the sources of its income to its federal income tax return each year and any incorrect information on the schedule could not be due to fraud with the intent to evade tax.

     It is not possible to state whether in all circumstances the Company would be entitled to rely on these relief provisions. If these relief provisions do not apply to a particular set of circumstances, the Company would fail to qualify as a REIT. As discussed above in “General,” even if these relief provisions apply and the Company retains its status as a REIT, a tax would be imposed with respect to the Company’s income that does not meet the gross income tests. The Company may not always be able to maintain compliance with the gross income tests for REIT qualification despite periodically monitoring the Company’s income.

     Asset Tests. At the close of each quarter of each calendar year, the Company also must satisfy four tests relating to the nature and diversification of its assets. First, at least 75% of the value of the Company’s total assets must be real estate assets, cash, cash items and government securities. For purposes of this test, real estate assets include real estate mortgages, real property, interests in other REITs and stock or debt instruments held for one year or less that are purchased with the proceeds of a stock offering or a long-term public debt offering. Second, not more than 25% of the Company’s total assets may be represented by securities, other than those securities includable in the 75% asset class. Third, not more than 20% of the value of the Company’s total assets may be represented by securities in one or more taxable REIT subsidiaries. Fourth, of the investments included in the 25% asset class except for investments in REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, the value of any one issuer’s securities that the Company holds may not exceed 5% of the value of the Company’s total assets, and the Company may not own more than 10% of the total vote or value of the outstanding securities of any one issuer (except in the case of the 10% value test, certain “straight debt” and other excluded securities described in the Code).

     The Company currently owns 100% of Retirement Center Corporation (“RCC”). RCC elected to be taxed as a REIT for its taxable year ended December 31, 2001 and jointly elected, together with the Company, to be treated as a TRS effective as of March 30, 2002. In January 2003, the Company, together with RCC, revoked RCC’s election to be treated as a TRS. As a result, effective January 2003, RCC became a qualified REIT subsidiary. The Company believes that RCC met all of the requirements for taxation as a REIT with respect to its taxable year ended December 31, 2001 and as a TRS commencing as of March 30, 2002 through January 2003; however, the sections of the Code that relate to qualification as a REIT are highly technical and complex and there are certain requirements that must be met in order for RCC to have qualified as a TRS effective March 30, 2002. Since RCC has been subject to taxation as a REIT or a TRS, as the case may be, at the close of each quarter of the Company’s taxable years beginning with the taxable year ended December 31, 2001, the Company believes that its ownership interest in RCC has not caused the Company to fail to satisfy the 10% value test. In addition, the Company believes that it has, at all times prior to October 1, 2002, owned less than 10% of the voting securities of RCC. No assurance, however, can be given that RCC in fact qualified as a REIT for its taxable year ended December 31, 2001 or as a TRS as of March 30, 2002, that the nonvoting preferred stock of RCC owned by the Company would not be deemed to be “voting stock” for purposes of the asset tests or, as a result of any of the foregoing, that the Company has qualified or will continue to qualify as a REIT.

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

     Commencing with the Company’s taxable year beginning January 1, 2005, in the event that the Company violates the 5% value test or the 10% vote or value tests described above at the end of any calendar quarter, the Company will not lose its REIT status if (i) the failure does not exceed the lesser of 1% of its assets or $10 million and (ii) the Company disposes of assets or otherwise comply with the asset tests within six months after the last day of the quarter. If the Company fails any of the other asset tests or its failure of the 5% and 10% asset tests is in excess of the amount described in the preceding sentence, as long as the failure was due to reasonable cause and not to willful neglect, the Company will not lose its REIT status if the Company (i) disposes of assets or otherwise complies with such asset tests within six months after the last day of the quarter and (ii) pays a tax equal to the greater of $50,000 or the highest federal corporate tax rate multiplied by the net income from the nonqualifying assets during the period in which the Company failed to satisfy such asset tests; provided that the Company file a schedule for such quarter describing each asset that causes it to fail to satisfy the asset test in accordance with regulations prescribed by the Treasury.

     Although the Company plans to take steps to ensure that it satisfies the various asset tests for any quarter for which testing is to occur, there can be no assurance that such steps will always be successful. If the Company fails to timely cure any noncompliance with these asset tests, it would fail to qualify as a REIT.

     Foreclosure Property. REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property (other than income that would be qualifying income for purposes of the 75% gross income test), less deductible expenses directly connected with the production of such income. “Foreclosure property” is defined as any real property (including interests in real property) and any personal property incident to such real property:

•	that is acquired by a REIT as the result of such REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of such property or on an indebtedness owed to the REIT that such property secured;

•	for which the related loan was acquired by the REIT at a time when default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat such property as foreclosure property.

•	The Company intends to make elections when available to treat property as foreclosure property to the extent necessary or advisable to maintain REIT qualification.

•	Property acquired by the Company will not be eligible for the election to be treated as foreclosure property if the related loan was acquired by it at a time when default was imminent or anticipated. In addition, income received with respect to such ineligible property may not be qualifying income for purposes of the 75% or 95% gross income tests.

     Prohibited Transaction Income. Any gain realized by the Company on the sale of any asset other than foreclosure property, held as inventory or otherwise held primarily for sale to customers in the ordinary course of business will be prohibited transaction income and subject to a 100% penalty tax. Prohibited transaction income may also adversely affect the Company’s ability to satisfy the gross income tests for qualification as a REIT. Whether an asset is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction. While the regulations provide standards, which, if met, would not cause a sale of an asset to result in prohibited transaction income, the Company may not be able to meet these standards in all circumstances.

     Hedging Transactions. The Company may enter into hedging transactions with respect to one or more of its assets or liabilities. The Company’s hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. For taxable years of the Company ended on or prior to December 31, 2004, to the extent that the Company entered into hedging transactions to reduce its interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions was qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Commencing with the Company’s taxable year beginning January 1, 2005, income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% gross income test, but not the 75% gross income test. A “hedging transaction” includes any transaction entered into in the normal course of the Company’s trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. Commencing on October 22, 2004, the Company is required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into. To the extent that the Company hedges for other purposes, fails to identify such hedges or hedges assets that are not real estate assets, the income from those transactions will likely be treated as nonqualifying income for purposes of the gross income tests. The Company intends to structure any hedging transactions in a manner that does not jeopardize its REIT status.

     Annual Distribution Requirements. To qualify as a REIT, the Company is required to distribute dividends, other than capital gain dividends, to its stockholders in an amount at least equal to the sum of (i) 90% of the Company’s “REIT taxable income” and (ii) 90% of the Company’s after-tax net income, if any, from foreclosure property, minus (iii) the excess of the sum of certain items of non-cash income over 5% of its “REIT taxable income.” In general, “REIT taxable income” means taxable ordinary income without regard to the dividends paid deduction.

     The Company is generally required to distribute income in the taxable year in which it is earned, or in the following taxable year if such dividend distributions are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by the Company and received by its stockholders on December 31 of the year in which they are declared. In addition, at the Company’s election, a distribution for a taxable year may be declared before the Company timely files its tax return and is paid on or before the Company’s first regular dividend payment following such declaration, provided such payment is made during the 12-month period following the close of such taxable year. These distributions are taxable to stockholders in the year in which paid, even though these distributions related to the Company’s prior year for purposes of its 90% distribution requirement. To the extent that the Company does not distribute all of its net capital gain or distribute at least 90%, but less than 100% of its “REIT taxable income,” the Company will be subject to tax at regular corporate tax rates.

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

     Under certain circumstances, the Company may be able to rectify a failure to meet a distribution requirement for a year by paying “deficiency dividends” to its stockholders in a later year, which may be included in its deduction for dividends paid for the earlier year. Thus, the Company may be able to avoid being subject to tax on amounts distributed as deficiency dividends. The Company will be required, however, to pay interest based upon the amount of any deduction claimed for deficiency dividends. In addition, the Company will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed if it should fail to distribute each year at least the sum of 85% of its ordinary income for the year, 95% of its capital gain net income for the year and any undistributed taxable income from prior periods.

     Recordkeeping Requirements. The Company is required to maintain records and request on an annual basis information from specified stockholders. These requirements are designed to assist the Company in determining the actual ownership of its outstanding stock and maintaining its qualification as a REIT.

     Excess Inclusion Income. If the Company is deemed to have issued debt obligations having two or more maturities, the payments on which correspond to payments on mortgage loans owned by the Company, such arrangement will be treated as a “taxable mortgage pool” for federal income tax purposes. If all or a portion of the Company is considered a taxable mortgage pool, its status as a REIT generally should not be impaired; however, a portion of its taxable income may be characterized as “excess inclusion income” and allocated to its stockholders. In addition, if the Company holds residual interests in a REMIC, a portion of the Company’s taxable income from such investment may be characterized as “excess inclusion income” and allocated to its stockholders. Any excess inclusion income:

•	could not be offset by unrelated net operating losses of a stockholder;

•	would be subject to tax as “unrelated business taxable income” to a tax-exempt stockholder;

•	would be subject to the application of federal income tax withholding (without reduction pursuant to any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•	would be taxable (at the highest corporate tax rate) to the Company, rather than its stockholders, to the extent allocable to the Company’s stock held by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations).

     Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year and the relief provisions of the Code described above do not apply, the Company will be subject to tax, including any applicable alternative minimum tax, and possibly increased state and local taxes, on its taxable income at regular corporate rates. Such taxation would reduce the cash available for distribution by the Company to its stockholders. Distributions to the Company’s stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company and the Company will not be required to distribute any amounts to its stockholders. Additionally, if the Company fails to qualify as a REIT, distributions to its stockholders will be subject to tax to the extent of its current and accumulated earnings and profits and, subject to certain limitations under the Code, in the case of stockholders who are individual U.S. stockholders, at preferential rates of up to 15% through 2008 and, subject to certain limitations of the Code, corporate stockholders may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the four taxable years following the year during which the Company lost its qualification. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief.

     State, Local and Foreign Taxation

     The Company may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which the Company transacts business or makes investments, and its stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. The Company’s state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above.

     Possible Legislative or Other Actions Affecting REITs

     The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In particular, there is a possibility that a technical corrections bill will be introduced in Congress this year to amend or clarify certain provisions of the American Jobs Creation Act of 2004, which was enacted on October 22, 2004 and contained a number of provisions addressing the taxation of REITs. Changes to the tax law, which may have retroactive application, could adversely affect the Company and its stockholders. It cannot be predicted whether, when, in what forms or with what effective dates, the tax law applicable to the Company or its stockholders will be changed.

COMPETITION

     The Company believes that its principal competitors in the business of acquiring and holding MBS of the types in which it invests are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, and other mortgage REITs. Such competitive entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act of 1940, as amended (the “Investment Company Act”)) as the Company. In addition, many of these competitive entities purchasing mortgage loans and MBS have greater financial resources and access to capital than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS and other REIT qualifying investments that the Company may invest in, resulting in higher prices and lower yields on such assets.

EMPLOYEES

     The Company had 12 full-time employees at December 31, 2004. The Company believes that its relationship with its employees is very good. None of the Company’s employees are unionized.

AVAILABLE INFORMATION

     The Company maintains a website at www.mfa-reit.com. The Company makes available, free of charge, on its website (a) its annual, quarterly and current reports (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after such documents are so filed or furnished, (b) its Corporate Governance Guidelines, (c) its Code of Business Conduct and Ethics and (d) the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of its Board. The Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The Company will also provide copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Timothy W. Korth, General Counsel, Senior Vice President – Business Development and Secretary, at MFA Mortgage Investments, Inc., 350 Park Avenue, 21st floor, New York, New York 10022.

Item 2. Properties.

     Executive Office

     The Company has a lease for 4,800 square feet through August 31, 2012 for its corporate headquarters located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of: (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. During the fourth quarter of 2004, the Company entered into a lease for an additional 2,600 square feet of space at its corporate headquarters, which will commence in March 2005 and run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, the Company has a lease for 860 square feet through December 2007 for its off-site back-up facility located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $23,000. The Company believes that its current leased space is adequate to meet its foreseeable operating needs.

     Properties Owned Through Subsidiary Corporations

     At December 31, 2004, the Company indirectly owned through RCC a controlling interest in the properties known as “The Greenhouse” and “Lealand Place.” The Greenhouse is a 128-unit high-rise multi-family apartment building located at 900 Farnam on the Mall in Omaha, Nebraska. Lealand Place is a 191-unit three and four-story garden-style multi-family apartment complex located at 2945 Cruse Road, Lawrenceville, Georgia. At December 31, 2004, The Company had a 99% limited partner interest in Owings Chase Limited Partnership which owns a 201-unit multi-family apartment complex in Charlotte, North Carolina.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4A. Executive Officers of the Company.

     The following table sets forth certain information with respect to each executive officer of the Company. The Board appoints or annually reaffirms the appointment of all of the Company’s executive officers.

Name	Age*	Position held with the Company
Stewart Zimmerman	60	Chairman of the Board, Chief Executive Officer and President
William S. Gorin	46	Executive Vice President and Chief Financial Officer
Ronald A. Freydberg	44	Executive Vice President and Chief Portfolio Officer
Teresa D. Covello	39	Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth	39	General Counsel, Senior Vice President – Business Development and Secretary

* At December 31, 2004

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

     Ronald A. Freydberg serves as Executive Vice President and Chief Portfolio Officer of the Company, which positions he was appointed to in 2001. From 1998 to 2001, he served as Senior Vice President of the Company. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position, he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York. Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

     Teresa D. Covello serves as Senior Vice President, Chief Accounting Officer and Treasurer, which positions she was appointed to in 2003. From 2001 to 2003, Ms. Covello served as Senior Vice President and Controller. From 2000 up to joining the Company in 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she held progressive positions, was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc., where her key responsibilities included; SEC reporting, implementing accounting standards, establishing policies and procedures, managing asset/liability and interest rate risk policy and reporting, and investor and regulatory communications. Ms. Covello began her career in public accounting in 1987 with KPMG Peat Marwick

(predecessor to KPMG LLP), participating in and supervising financial statement audits, compliance examinations, public debt and equity offerings. Ms. Covello currently serves as a member of the board of directors of Commerce Plaza, Inc., a not-for-profit organization. Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

     Timothy W. Korth II has served as General Counsel, Senior Vice President – Business Development and Secretary since July 2003. From 2001 to 2003, Mr. Korth was a Counsel at the law firm of Clifford Chance US LLP, where he specialized in corporate and securities transactions involving REITs and other real estate companies, and, prior to such time, had practiced law with that firm and its predecessor, Rogers & Wells LLP, since 1992. Mr. Korth is admitted as an attorney in New York and has a Juris Doctor and a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security.

     Market Information

     The Common Stock is listed on the New York Stock Exchange, under the symbol “MFA.” On February 9, 2005, the last sales price for the Common Stock on the New York Stock Exchange was $8.38 per share. The following table sets forth the high and low sales prices per share of the Common Stock during the 12 months ended December 31, 2004 and 2003.

Quarter	2004		2003
Ended	High	Low	High	Low
March 31	$10.80	$9.66	$9.04	$8.15
June 30	$10.49	$7.90	$10.60	$8.51
September 30	$9.55	$7.66	$11.00	$9.20
December 31	$9.30	$8.42	$9.95	$9.28

     Holders

     As of January 5, 2005, the Company had approximately 1,400 registered stockholders and approximately 30,000 beneficial owners.

     Dividends

     No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). From the date of its original issuance in April 2004 through December 31, 2004, the Company has paid full cumulative dividends on the Preferred Stock.

     The Company has historically declared cash dividends on the Common Stock on a quarterly basis. Total cash dividends declared by the Company to holders of the Common Stock during the years ended December 31, 2004 and 2003 were $76.1 million ($0.96 per share) and $61.2 million ($1.09 per share), respectively. In general, the Company’s dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s dividends may, from time to time, be characterized as capital gains or return of capital. For the years ended December 31, 2004 and 2003, a portion of the Company’s dividends were deemed to be capital gains, with the remainder characterized as ordinary income, to stockholders. (For additional dividend information, see Notes 11(a) and 11(b) to the accompanying consolidated financial statements, included under Item 8.)

     The Company elected to be treated as a REIT for federal income tax purposes beginning with its 1998 taxable year and, as such, has distributed and anticipates distributing annually at least 90% (95% prior to January 1, 2001) of its taxable income, subject to certain adjustments. Although the Company may borrow funds to make distributions, cash for such distributions has generally been and is expected to continue to be largely generated from the Company’s results of operations.

     The Company declared and paid the following dividends on the Common Stock during the years ended December 31, 2004 and 2003:

Declaration Date	Record Date	Payment Date	Dividend per Share
2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.26	(1)
July 1, 2004	July 12, 2004	July 30, 2004	0.25
October 1, 2004	October 12, 2004	October 29, 2004	0.23
December 16, 2004	December 27, 2004	January 31, 2005	0.22
2003
March 13, 2003	March 28, 2003	April 30, 2003	$0.28
May 22, 2003	June 30, 2003	July 31, 2003	0.28
September 10, 2003	September 30, 2003	October 31, 2003	0.28
December 17, 2003	December 30, 2003	January 30, 2004	0.25

(1) Included a special dividend of $0.01 per share.

Note: For tax purposes, a portion of each of the dividends declared on December 17, 2004 and December 17, 2003 were treated as a dividend for stockholders in the subsequent year.

     Dividends are declared and paid at the discretion of the Board and depend on the Company’s cash available for distribution, financial condition, ability to maintain its REIT status, and such other factors that the Board may deem relevant. The Company has not established a minimum payout level. See Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends at the same levels in 2005 and thereafter.

     Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

     In September 2003, the Company initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (the “DRSPP”) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock. Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of Common Stock and existing stockholders and new investors may make optional monthly cash purchases of shares of Common Stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 and, with the Company’s prior approval, in excess of $10,000. At the Company’s discretion, shares of Common Stock purchased under the DRSPP may be acquired at discounts of up to 5% from the prevailing market price at the time of purchase. Mellon Bank, N.A. is the administrator of the DRSPP (the “Plan Agent”). Stockholders who own Common Stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent. Stockholders who own Common Stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register the Common Stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.melloninvestor.com or from the Company’s website at www.mfa-reit.com. During the year ended December 31, 2004, the Company sold 8,357,302 shares of Common Stock through the DRSPP generating net proceeds of $76.6 million.

     Controlled Equity Offering Program

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of Common Stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through December 31, 2004, the Company sold 1,833,215 shares of Common Stock in at-the-market transactions through such program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942.

      Securities Authorized For Issuance Under Equity Compensation Plans

     During the second quarter of 2004, the Company adopted the 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the Company’s stockholders. The 2004 Plan amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan.

     In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) to the Company and any of its subsidiaries are eligible to be granted stock options (“Options”), restricted stock, phantom shares, dividend equivalent rights (“DERs”) and other stock-based awards under the 2004 Plan.

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of Common Stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of Common Stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At December 31, 2004, an aggregate of 1,087,000 shares of Common Stock were subject to outstanding awards under the 2004 Plan, of which 793,500 were exercisable. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

     A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of Common Stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee shall determine in its discretion. At December 31, 2004, the Company had 960,750 DERs outstanding, of which 689,750 were vested.

     Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the Common Stock, as determined on the date of grant, shall not exceed $100,000 during a calendar year. The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Common Stock on the date of grant. The exercise price for any other type of Option so issued may not be less than the fair market value on the date of grant. Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

Item 6. Selected Financial Data.

     Set forth below is selected financial data for the Company and should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements, included under Item 8.

Operating Data:

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
(In Thousands, Except per Share Amounts)
Mortgage securities income	$174,957	$119,612	$126,238	$53,387	$33,391
Corporate debt securities income	-	-	791	1,610	1,336
Dividend income	-	-	39	666	928
Interest income on temporary cash investments	807	746	926	842	645
Interest expense on repurchase agreements	(88,888)	(56,592)	(63,491)	(35,073)	(30,103)
Revenue from operations of real estate (1)	4,126	2,663	685	-	-
(Loss)/income from equity interests in real estate	-	(421)	80	563	1,105
Net gain/(loss) on sale of securities	371	(265)	205	(438)	456
Gain on sale of real estate and equity interests in real estate, net	-	1,697	-	2,574	2,565
Other-than-temporary impairment on securities	-	-	(3,474)	(2,453)	-
Other income	195	2	-	-	-
Operating and other expenses (2)	(13,495)	(9,594)	(5,905)	(5,355)	(2,457)
Cost incurred in acquiring Advisor (3)	-	-	-	(12,539)	-

Net income	$78,073	$57,848	$56,094	$3,784	$7,866

Less: Preferred Stock dividends	3,576	-	-	-	-
Net Income Available to Common Stockholders	$74,497	$57,848	$56,094	$3,784	$7,866

Net income, per share – basic	$0.98	$1.07	$1.35	$0.25	$0.89

Net income, per share – diluted	$0.98	$1.07	$1.35	$0.25	$0.89

Dividends declared per share of Common Stock	$0.96	$1.09	$1.24	$0.85	$0.59

Dividends declared per share of Preferred Stock	$1.44	$-	$-	$-	$-

Balance Sheet Data:

	At December 31,
	2004	2003	2002	2001	2000
(In Thousands)
MBS	$6,777,574	$4,372,718	$3,485,319	$1,926,900	$470,576
Corporate debt securities	-	-	-	9,774	15,666
Corporate equity securities	-	-	-	4,088	9,011
Total assets	6,913,684	4,564,930	3,603,859	2,068,933	522,490
Repurchase agreements	6,113,032	4,024,376	3,185,910	1,845,598	448,583
Total stockholders’ equity	728,834	484,958	371,200	203,624	69,912

(1)	On October 1, 2002, the Company acquired the voting common shares of RCC. RCC’s results of operations have been consolidated with the Company on a prospective basis since that time. (See Notes 3(c) and 7 to the accompanying consolidated financial statements, included under Item 8.)

(2)	Includes incentive fees of $511,000 and $519,000 paid to the Advisor in connection with gains on sales of real estate for the years ended December 31, 2001 and 2000, respectively.

(3)	Reflects the cost of acquiring the Advisor, of which $11.3 million was non-cash. (See Note 3(a) to the accompanying consolidated financial statements, included under Item 8.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     MFA Mortgage Investments, Inc., a self-advised mortgage REIT, is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS. The Company’s MBS portfolio consists primarily of Agency MBS and, to a lesser extent, high quality ARM-MBS, rated in one of the two highest rating categories by at least one of the Rating Agencies. The Company’s operating policies also permit investments in residential mortgage loans, residential MBS, direct or indirect investments in multi-family apartment properties, investments in limited partnerships, REITs or closed-end funds and investments in other corporate or government fixed income instruments. The Company’s principal business objective is to generate net income for distribution to its stockholders, resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments.

     The Company has elected to be taxed as a REIT for federal income tax purposes. Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

     The Company has, over time, significantly increased its asset base by investing, on a leveraged basis, additional equity capital raised through public offerings and other issuances of Common Stock and Preferred Stock. As a result, the Company has experienced significant growth in assets and earnings. The Company’s total assets were $6.914 billion at December 31, 2004, compared to $4.565 billion at December 31, 2003. At December 31, 2004, 99.3% of the Company’s assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. At December 31, 2004, the Company also had indirect interests in three multi-family apartment properties, containing a total of 520 rental units, located in Georgia, North Carolina and Nebraska and $6.0 million of non-Agency MBS rated below AAA.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company and primarily depend on, among other things, the level of the Company’s net interest income, the market value of its assets and the supply of, and demand for, MBS assets. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs and prepayment speeds on the Company’s MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. For the Company, increases in interest rates, in general, may over time cause: (i) the cost of borrowings to increase; (ii) the value of the Company’s MBS portfolio and stockholders’ equity to decline; (iii) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; and (iv) coupons on the MBS assets to reset to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) coupons on the MBS assets to reset to lower interest rates; (iii) the cost of borrowings to decrease; and (iv) the value of the MBS portfolio and stockholders’ equity to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness. The Company expects that recent and anticipated increases in market interest rates will cause the cost of its borrowings to continue to increase more rapidly than the yield on its MBS portfolio, which will lead to a narrowing of spreads earned by the Company during 2005.

     The operating results of the Company depend, to a great extent, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other assets, comprised primarily of interests in multi-family apartment properties, non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at December 31, 2004, they have the potential of materially impacting the Company’s operating performance in future periods.

     Since the fourth quarter of 2003, the Company, through subsidiaries, has provided third-party advisory services as a sub-advisor to AFAI with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. The Company earned fees of $65,000 related to such business during the year ended December 31, 2004. The Company may grow its third-party advisory revenue over time.

     The Company continues to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, without limitation, the acquisition and securitization of ARMs and the expansion of third-party advisory services, to complement the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact the Company.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
December 31, 2004	4.25%	(0.09)%	(0.78)%	(0.07)%	3.31%
September 30, 2004	4.11	(0.09)	(0.94)	(0.08)	3.00
June 30, 2004	4.09	(0.09)	(1.12)	(0.08)	2.80
March 31, 2004	4.14	(0.09)	(0.72)	(0.06)	3.27

     The following table presents the CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR
December 31, 2004	26.0%
September 30, 2004	29.0
June 30, 2004	32.4
March 31, 2004	22.9
December 31, 2003	31.9

     The Company believes that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

     The Company’s weighted average contractual maturities on repurchase agreements was 7.9 months at December 31, 2004, relatively unchanged from 7.8 months at December 31, 2003; however, the Company’s Swaps in effect extended the fixed pricing period on the Company’s repurchase agreements to 8.4 months at December 31, 2004.

     The table below provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in thousands)
December 31, 2004	$6,531,922	$54,003	$51,189	$54,267	3.30%	$5,849,657	$31,836	2.17%	$22,431
September 30, 2004	5,622,860	42,210	57,972	42,415	2.99	5,000,688	21,959	1.75	20,456
June 30, 2004	5,519,266	38,678	89,099	38,849	2.77	4,965,493	18,952	1.53	19,897
March 31, 2004	4,908,553	40,066	86,372	40,233	3.22	4,458,174	16,141	1.46	24,092
December 31, 2003	4,173,680	30,615	142,686	30,898	2.86	3,856,975	13,539	1.39	17,359

(1) Does not reflect unrealized gains/(losses).

RESULTS OF OPERATIONS

     Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

     Net income increased to $78.1 million for 2004 compared to net income of $57.8 million for 2003. Basic and diluted earnings per share of Common Stock decreased to $0.98 for 2004 from $1.07 per share for 2003.

     Interest income for 2004 increased by $55.4 million, or 46.0%, to $175.8 million compared to $120.4 million for 2003. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during the latter part of 2003 and during 2004. Excluding changes in market values, the Company’s average investment in MBS increased by $1.784 billion, or 46.2%, to $5.648 billion for 2004 from $3.864 billion for 2003. While the net yield earned on the MBS portfolio was 3.10% for both 2004 and 2003, the Company experienced changes in the primary components that impact the net yield, the gross coupon (i.e., average stated interest rate) and the cost of premium amortization, which is driven by the CPR. For 2004, the average gross coupon on the MBS portfolio decreased by 44 basis points to 4.15% for 2004 from 4.59% for 2003; however, this decrease in the gross yield was primarily offset by a 37 basis point reduction in the cost of premium amortization. For 2004, premium amortization decreased to 89 basis points from 126 basis points for 2003. This decrease in the cost of premium amortization, as a component of the net yield on the MBS portfolio, reflects the slowing of prepayment speeds during 2004 compared to 2003. The Company experienced a weighted average CPR of 27.7% for 2004, compared to 35.7% for 2003.

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $61,000, or 8.2%, to $807,000 for 2004 from $746,000 in 2003. While the Company’s average cash investments decreased by $14.3 million, to $71.1 million for 2004 compared to $85.4 million for 2003, cash earned an average yield of 1.14% for 2004, from 0.87% for 2003. In general, the Company manages its cash investment to meet the needs of its investing, financing and operating requirements.

     Interest expense for 2004 increased by 57.1% to $88.9 million, from $56.6 million for 2003, while the average balance of repurchase agreements for 2004 increased by 42.8% to $5.070 billion, from $3.550 billion for 2003. The increase in borrowings reflects the leveraging of additional equity capital raised during the latter part of 2003 and during 2004. The Company’s cost of borrowings, which includes the cost of its Hedging Instruments, increased to 1.75% for 2004, compared to 1.59% for 2003. The cost of the Company’s Hedging Instruments increased to $3.1 million, adding six basis points, to the cost of borrowings for 2004, from $432,000, or one basis point, for 2003. The Company’s Hedging Instruments may result in interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2(j) and 8 to the accompanying Consolidated Financial Statements, included under Item 8.) The Company expects that the recent and anticipated increases in market interest rates will cause the Company’s cost of funding to continue to increase in 2005. The Company did not receive any payments under its Cap Agreements during 2004 or 2003, as one-month LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate set forth in any of the Company’s active Cap Agreements during such periods. In addition, as anticipated for 2004, the Company’s Swaps resulted in a net payment made by the Company to the Swap counterparties, and corresponding amounts charged to interest expense. The impact of the Swaps on the cost of financing was approximately one basis point for 2004. The Company did not have any Swaps prior to the third quarter of 2004.

     For 2004, the Company’s net interest income increased by $23.1 million, to $86.9 million, from $63.8 million for 2003 reflecting growth in the Company’s MBS portfolio and repurchase agreements as a result of investing, on a leveraged basis, equity capital raised during the latter part of 2003 and continuing during 2004. Given that the net yield on interest-earning assets remained relatively flat, while the cost of borrowings increased slightly, the Company’s resulting net interest spread and net interest margins compressed slightly; decreasing to 1.32% and 1.52%, respectively, for 2004, compared to 1.46% and 1.61%, respectively, for 2003.

     For 2004, other income was primarily comprised of consolidated revenue from operations of the Company’s three remaining investments in real estate and gains on the sale of MBS. The increase in revenue from operations of real estate to $4.1 million for 2004, from $2.7 million for 2003, primarily reflects consolidating the Company’s two remaining real estate investments commencing January 1, 2004; these two investments were previously accounted for under the equity method. The Company sold its interests in two real estate investments during 2003, resulting in non-recurring gains of $1.7 million during such year. The Company has reduced its investments in real estate over time, such that these investments are not expected to have a significant net impact on the future results of operations of the Company. (See Notes 2(e) and 7 to the accompanying Consolidated Financial Statements, included under Item 8.) While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. During the third quarter of 2004, the Company sold MBS with an amortized cost of $39.6 million, resulting in net gains of $371,000; during 2003, the Company realized a loss of $265,000 on the sale of MBS with a carrying value of $389.3 million. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     During 2004, the Company incurred operating and other expense of $13.5 million, which includes real estate operating expenses of $2.9 million and mortgage interest of $1.7 million related to its three remaining real estate investments. One of the Company’s real estate investments was accounted for under the equity method for 2003 in its entirety, as such related expenses were reported on a net basis as a component of losses from equity interests in real estate, which is included with total other income/(loss). (See Note 7 to the accompanying Consolidated Financial Statements, included under Item 8.) The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $8.9 million for 2004, or 0.16% of average assets, compared to $6.7 million, or 0.17% of average assets, for 2003. The cost of employee compensation and benefits was $5.6 million for 2004, compared to $4.4 million for 2003; included in such expense is non-cash compensation expense of $530,000 and $529,000 for 2004 and 2003, respectively, related to the Company’s outstanding stock options. The increase in compensation and benefits primarily reflects increases in salaries and bonus accruals and the cost of additional hires made to meet the expanding needs of the Company. Other general and administrative expense, which were $3.3 million for the 2004 compared to $2.3 million for 2003, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees. The Company incurred expenses of $374,000 in 2004 directly related to complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended (“SOX Act”).

     Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

     Net income increased to $57.8 million for 2003, reflecting a decrease in basic and diluted earnings per share to $1.07, compared to net income of $56.1 million for 2002, or basic and diluted earnings per share of $1.35.

     During 2003, the net yield on interest-earning assets decreased to 3.05% for 2003, from 4.22% for 2002, while the cost of interest-bearing liabilities decreased to 1.59% for 2003, from 2.32% for 2002. The declining interest rate environment that has generally prevailed since 2001, while initially beneficial to the Company, has over time caused compression of the Company’s margin and spread, as discussed below.

     For 2003, the Company’s net interest and dividend income decreased by $737,000 to $63.8 million, from $64.5 million for 2002. This decrease reflects the compression of the Company’s net interest margin (i.e., net interest and dividend income divided by interest-earning assets), to 1.61% for 2003, from 2.13% for 2002, and spread (i.e., the net yield on interest-earning assets less the cost of borrowings) to 1.46% for 2003, from 1.90% for 2002. In absolute dollars, the impact of the decreases in the margin and spread were partially offset by the growth of the Company’s MBS portfolio and corresponding borrowings, reflecting the investment of additional equity capital raised during 2003 on a leveraged basis. During 2003, the Company raised $152.1 million from the sale of 16.8 million shares of Common Stock primarily through public offerings and, to a lesser extent, issued through the Company’s DRSPP.

     Total interest and dividend income for 2003 decreased by $7.6 million, or 6.0%, to $120.4 million compared to $128.0 million earned in 2002. For 2003, the MBS portfolio generated income of $119.6 million, net of purchase premium amortization, reflecting a decrease of $6.6 million, or 5.2%, from $126.2 million for 2002. This decrease in interest income, which was due to the decrease in the net yield on the Company’s MBS portfolio, was partially offset by an increase in the average investment in the MBS portfolio (excluding changes in market values) of $900.2 million, or 30.4%, to $3.864 billion for 2003 from $2.964 billion for 2002. The net yield on the MBS portfolio declined to 3.09% for 2003, from 4.25% for 2002. This decrease in the net yield on the MBS portfolio was primarily comprised of an 85 basis point decrease in the gross yield to 4.59% for 2003 from 5.44% for 2002, and an additional reduction of 27 basis points in the net yield related to an increase in purchase premium amortization. The cost of premium amortization was $45.5 million, or 126 basis points, for 2003, compared to $28.1 million, or 99 basis points for 2002. As a result of the declining interest rate environment during 2003, the Company experienced a significant increase in prepayments and related purchase premium amortization on the MBS portfolio.

     During 2003, interest rates reached historic lows and the refinancing index reached a new historic high. The weighted average CPR on the Company’s portfolio for 2003 was 35.7% compared to 30.1% for 2002. The Company monitors purchase premiums paid for MBS to mitigate the impact of increases in prepayment activity, such as those experienced during 2003 and 2002. At December 31, 2003, the Company had net purchase premiums of $95.9 million, or 2.26% to the current principal balance, compared to $76.3 million of net purchase premiums, or 2.29% of principal balance, at December 31, 2002.

     Interest income from short-term cash investments (i.e., money market/sweep accounts) decreased by $180,000, or 19.4%, to $746,000 for 2003 from $926,000 in 2002. This decrease reflects the net impact of the 62 basis point decrease in the yield from such accounts, reflecting the decline in market interest rates, to 0.87% for 2003, from 1.49% for 2002, which was partially off-set by an increase in the average balance of such investments. The Company’s average cash investments increased by $23.3 million, or 37.6%, to $85.4 million for 2003 compared to $62.1 million for 2002. In general, as the MBS portfolio continued to grow, the Company’s average cash investments increased, as funds were temporarily held in such accounts until reinvested in MBS or used for general corporate purposes.

     During 2003, the Company did not have any income on corporate debt or equity securities, as all such investments were sold during 2002.

     The Company’s interest expense decreased by $6.9 million, or 10.9%, to $56.6 million for 2003, compared to $63.5 million for 2002. This decrease reflects a decline in the Company’s interest rate paid on its borrowings, which was partially offset by the impact of the significant increase in average borrowings under repurchase agreements. The Company’s increase in borrowings through repurchase agreements primarily reflects the leveraging of $152.1 million of equity capital raised during 2003. The cost of such borrowings decreased to 1.59% for 2003, from 2.32% for 2002, while the average balance of repurchase agreements increased to $3.550 billion for 2003, compared to $2.738 billion for 2002. Interest expense includes the amortization of the premium paid for the Company’s active Cap Agreements. All of the Company’s Cap Agreements, at the time of purchase, are designated as hedges against future increases in interest rates on the Company’s borrowings under repurchase agreements. (See Notes 2(j) and 8 to the accompanying consolidated financial statements, included under Item 8.) Amortization of the purchase premium on Cap Agreements is recognized as interest expense over the active period of such agreements, net of any payment received pursuant to such agreements. The Company recognized $432,000 of interest expense related to the amortization of premiums on its active Cap Agreements for 2003, compared to $3,000 for 2002. The Company did not receive any payments under the Cap Agreements during either 2003 or 2002, as LIBOR did not exceed the strike rate stipulated in any of the Company’s active Cap Agreements during such years. At December 31, 2003, the Company had 11 Cap Agreements with an aggregate notional amount of $310.0 million, of which $250.0 million were active, with a related unamortized premium of $3.6 million. In January 2004, the Company entered into two additional Cap Agreements with an aggregate notional amount of $100.0 million. These Cap Agreements, for which the Company paid premiums totaling $961,000, will be active from July 2005 through January 2007 with strike rates of 3.75% and 4.00%.

     Other income/(loss) is comprised of revenue from real estate operations, (loss)/income from equity interests in real estate, net (losses)/gains on the sale of securities, gains on sale of real estate assets, other-than-temporary impairment of securities, and other income. The aggregate change in other income/(loss) of $6.2 million, to income of $3.7 million for 2003 from a loss of $2.5 million for 2002, as discussed in further detail below, reflects: (i) a non-recurring charge of $3.5 million taken in 2002 for other-than-temporary impairment of securities; (ii) a $1.7 non-recurring gain realized in 2003 from the sale of real estate and/or related investments; (iii) additional revenue of $1.9 million recognized from real estate operations due to the consolidation of RCC; (iv) a $501,000 decline in income recognized from equity interests in real estate; and (v) a decline of $470,000 for results of securities sales, reflecting a loss of $265,000 for 2003 compared to a net gain of $80,000 for 2002.

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

     Upon acquiring the remaining interest in RCC on October 1, 2002, the Company changed its accounting for RCC from the equity method, whereby the net results of RCC’s operations were reported as a component of income/(loss) from equity interests in real estate, to consolidating RCC’s results of operations with those of the Company. The $685,000 of revenue from real estate operations for 2002 reflects RCC’s consolidated revenue for the fourth quarter of 2002, compared to consolidated revenue of $2.7 million for 2003 in its entirety. Comparing the Company’s net results from real estate operations, which includes revenue from real estate operations, (loss)/income from equity interest in real estate, real estate operating expense, and mortgage interest on real estate, the Company realized a $627,000 loss from its real estate investment operations for 2003, compared to equity income of $276,000 for 2002. The decrease in the results of real estate operations reflects the combination of the sale of three properties and/or related interests and a decline in the performance of the properties during 2003.

     During 2003, the Company realized net losses of $265,000 from the sale of MBS, comprised of gross gains of $1.3 million and gross losses of $1.6 million. During 2002, the Company realized a net gain of $205,000 on the sale of securities, comprised of gross gains of $2.0 million, which included gains of $1.5 million from the sale of corporate debt and equity securities and $515,000 from sales of MBS, and gross losses of $1.8 million, which included losses of $1.6 million on the sale of corporate debt securities and $241,000 on the sale of MBS. The Company sold MBS with carrying values of $389.3 million and $92.8 million during 2003 and 2002, respectively. Although the Company generally intends to hold its MBS until maturity, all of the Company’s MBS are designated as “available-for-sale.” The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to meet other general corporate purposes. The Company does not maintain a trading portfolio, nor does it intend to engage in trading activity.

     During 2003, the Company reported operating and other expense of $9.6 million, which includes $2.9 million of the consolidated expenses of RCC for the entire year. RCC’s expenses are reflected on the Company’s income statement as real estate operating expense and mortgage interest on real estate. Beginning on October 1, 2002, when the Company acquired the voting common stock of RCC, the Company consolidated RCC, as consolidated with its subsidiaries, with the Company on a prospective basis. Therefore, the $489,000 of expenses reported on a consolidated basis for RCC for 2002 reflect such expenses for the fourth quarter of 2002 only. (See Notes 3(c) and 7 to the accompanying consolidated financial statements, included under Item 8.) The Company’s core operating expense, comprised of compensation and benefits and other general and administrative expenses were $6.7 million for 2003, or 0.17% of average assets, compared to $5.4 million, or 0.18% of average assets for 2002. For 2003, employee compensation and benefits accounted for $4.4 million, or 66.1% of core operating expenses, of which $529,000 was a non-cash expense related to the 25% vesting of 452,250 stock options and related DERs granted on October 1, 2003. The Company expects to incur an aggregate additional expense of $1.2 million through September 30, 2006 related to these grants. The Company will issue an additional 50,000 stock options and related DERs, previously approved by the Compensation Committee of the Board, during the first quarter of 2004; the cost of which will be based on information available on the date of grant. The $1.5 million increase in compensation and benefits primarily reflects the additional hires made to meet the needs of the growing Company. While the increase in employees has and will further increase the cost of compensation and benefits for 2004 and beyond, such hires are expected, to a certain extent, to result in the Company experiencing a reduction in third-party fees. Other general and administrative expenses which were $2.3 million for 2003, compared to $2.5 million for 2002, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and board fees, certain of which are expected to increase in connection with complying with the provisions of the SOX Act and the rules and regulations promulgated thereunder.

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

CRITICAL ACCOUNTING POLICIES

     Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles (“GAAP”). During 2004, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

     The Company’s accompanying consolidated financial statements include the accounts of the Company and all majority owned and controlled subsidiaries. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgements of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     The Company’s accounting policies are described in Note 2 to the accompanying consolidated financial statements, included under Item 8. Management believes the more significant of these to be as follows:

     Classifications of Investment Securities and Valuations of Such Securities

     The Company’s investments in MBS are classified as available-for-sale securities, as discussed in Note 2(b) to the accompanying consolidated financial statements, included under Item 8. Although all of the Company’s MBS are carried on the balance sheet at their estimated fair value, the classification of the securities as available-for-sale results in changes in estimated fair value being recorded as adjustments to accumulated other comprehensive income/(loss), which is a component of stockholders’ equity, rather than through earnings. The Company does not intend to hold any its securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Company’s earnings.

     As noted above, all of the Company’s MBS are carried on the balance sheet at their estimated fair value. The estimated fair values of such assets are based on prices obtained from a third party pricing service; if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS. Given that such securities trade in an active market, the Company believes that the fair market values presented accurately reflect the estimated fair market value of the MBS at the time of valuation.

     When the estimated fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current estimated fair value, with the amount of impairment charged to current earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. (See Note 2(b) to the accompanying consolidated financial statements, included under Item 8.)

     Interest Income Recognition

     Interest income on the Company’s MBS is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

     Derivative Financial Instruments and Hedging Activities

     The Company applies the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.

     In accordance with FAS 133, a derivative, which is designated as a hedge, is recognized as an asset/liability and measured at estimated fair value. To qualify for hedge accounting, at inception of the Cap, the Company must anticipate that the hedge will be highly effective in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in estimated fair value are included in the accumulated other comprehensive income portion of stockholders’ equity. Upon the Cap Agreement active period commencing, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge based on the original purchase price. Payments received in connection with the Cap Agreement will be reported a reduction to interest expense, net of the amortization recognized for the premium. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company’s Cap Agreements is limited to the original purchase price of the derivative. In order to limit credit risk associated with Cap Agreements, the Company’s current policy is to only purchase Caps from financial institutions rated single A or better by one of the Rating Agencies. Income generated by the Company’s Caps, if any, would offset interest expense on the hedged liabilities.

     In order to continue to qualify for and to apply hedge accounting, Cap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether the Cap expects to continue to be effective. If during the term of the Cap Agreement the Company determines that a Cap is not effective or that a Cap is not expected to be effective, the ineffective portion of the Cap will no longer qualify for hedge accounting and, accordingly, subsequent changes in its estimated fair value will be reflected in earnings. At December 31, 2004, the Company had 15 Cap Agreements, with an aggregate notional amount of $560.0 million. There were unrealized losses of $2.3 million on the Company’s Cap Agreements. (See Notes 2(j) and 8 to the accompanying consolidated financial statements, included under Item 8.)

     Impairment of Long-Lived Assets

     Real estate investments held directly or through joint ventures represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management’s opinion, based on this analysis, real estate and investments in joint ventures are considered to be held-for-investment and are not carried at amounts in excess of their estimated fair value.

     Income Taxes

     The Company’s financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, the Company would be subject to federal, state and local income taxes.

     Accounting for Stock-Based Compensation

     On January 1, 2003, the Company adopted FAS No. 123, “Accounting for Stock-Based Compensation, as amended by FAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, (“FAS 123”). The adoption of FAS 123 did not have an impact on the Company as all outstanding options were fully vested at the time FAS 123 was adopted. However, the Company recorded an expense of $558,000 and $529,000 for 2004 and 2003, respectively, related to its stock options and related DERs granted subsequent to January 1, 2003. The future effect of FAS 123 will be based on, among other things, the underlying terms of any future grants of stock-based compensation. Estimating the fair value of stock options requires that assumptions are made, which are subjective. (See Note 14(a) to the accompanying consolidated financial statements, included under Item 8.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company’s most significant uses of cash include purchases of MBS and dividend payments on its capital stock. In addition, the Company also uses cash to fund operations, enter into Hedging Instruments and make such other investments that it considers appropriate.

     Borrowings under repurchase agreements increased by $2.09 billion to $6.113 billion at December 31, 2004, from $4.024 billion at December 31, 2003. This increase in borrowings was facilitated by the increase in the Company’s equity capital as a result of the issuance of Common Stock and Preferred Stock during 2004. At December 31, 2004, repurchase agreements had a weighted average borrowing rate of 2.32%, on loan balances of between $212,000 and $145.0 million. These repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     During the year ended December 31, 2004, principal payments on MBS generated cash of $2.079 billion and operations provided $128.3 million in cash. As part of its core investing activities, during 2004, the Company purchased $4.595 billion of MBS, of which $4.589 billion were either Agency MBS or AAA rated ARM-MBS. During the year ended December 31, 2004, the Company paid dividends on its outstanding Common Stock and Preferred Stock totaling $77.4 million. On December 12, 2004, the Company declared dividends on it Common Stock totaling $18.2 million, which will be paid on January 31, 2005 to stockholders of record on December 27, 2004.

     While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. During the year ended December 31, 2004, the Company sold three MBS with an aggregate amortized cost of $39.6 million, realizing net gains of $371,000 and generating cash proceeds of $40.0 million. The Company does not intend for its MBS portfolio, or any portion thereof, to be held for trading purposes.

     The Company employs a diverse capital raising strategy involving the issuance of both Common Stock and Preferred Stock. During the year ended December 31, 2004, the Company issued: (i) approximately 8.6 million shares of Common Stock through a public offering raising net proceeds of $82.8 million; (ii) approximately 3.8 million shares of Preferred Stock through two public offerings raising net proceeds of $92.1 million; (iii) approximately 8.4 million shares of Common Stock pursuant to the DRSPP raising net proceeds of $76.6 million; and (iv) approximately 1.8 million shares of Common Stock pursuant to the CEO Program raising net proceeds of $16.5 million. In the aggregate, the Company raised net proceeds of $268.0 million through capital market transactions during 2004.

     During the year ended December 31, 2004, the Company completed one public offering of its Common Stock and two public offerings of its Preferred Stock. The Company’s 2004 public equity offerings were as follows:

Settlement Date	Securities Sold	Number of Shares	Price Per Share	Gross Proceeds	Offering Expenses	Net Proceeds
(In thousands, except share and per share amounts)
February 13, 2004	Common Stock	7,500,000	$10.13	$75,975	$3,948	$72,028
February 18, 2004(1)	Common Stock	1,125,000	10.13	11,396	575	10,821
April 27, 2004	Preferred Stock	2,000,000	25.00	50,000	1,715	48,285
October 27, 2004	Preferred Stock	1,840,000	24.64	45,331	1,563	43,768

(1)	Represents the exercise of the underwriters’ over-allotment option in full for the equity transaction settled on February 14, 2004.

     At December 31, 2004, the Company had an aggregate of $252.8 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of Common Stock and/or preferred stock pursuant to these registration statements. On December 17, 2004, the Company filed a new shelf registration statement on Form S-3 with the SEC under the Act for the purpose of registering additional Common Stock for sale through the DRSPP. This new shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of Common Stock.

     To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds for general corporate purposes, including, without limitation, the acquisition of additional MBS consistent with its operating policies and the repayment of its repurchase agreements. The Company may also consider acquiring additional interests in residential ARMs, multi-family apartment properties and/or other investments consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

     In order to reduce interest rate risk exposure, the Company may enter into Caps and Swaps, which are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR term repurchase agreements. (See “Quantitative and Qualitative Disclosures About Market Risk.”) During the year ended December

31, 2004, the Company purchased Caps with a notional amount of $300.0 million at a cost of $2.4 million; entered into $180.0 million notional amount of fixed-rate pay Swaps; and had $50.0 million of Caps that expired. The Company’s Caps, which had an aggregate notional amount of $560.0 million at December 31, 2004, will generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Cap Agreements. To date, the Company has not received any payments related to its Cap Agreements, as the benchmark interest rate on each of the Company’s active Cap Agreements has remained below such Cap Agreements’ strike rate. At December 31, 2004, the Company’s Swaps require the Company to pay a weighted average fixed rate of 3.19% on $180.0 million from December 31, 2004 through September 14, 2006 and receive a variable rate based on 30-day LIBOR.

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS collateralizing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors.  From time to time, the Company may have restricted cash which represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through December 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should market interest rates and/or prepayment speeds on the mortgages underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

     The following table summarizes the effect on the Company’s liquidity and cash flows from contractual obligations for repurchase agreements, non-cancelable office leases and mortgages held by the Company’s real estate subsidiaries at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
(In Thousands)
Repurchase agreements	$4,556,132	$1,556,900	$-	$-	$-	$-
Mortgage loans	-	-	-	-	-	22,686
Long-term lease obligations	492	522	472	349	357	954

	$4,556,624	$1,557,422	$472	$349	$357	$23,640

INFLATION

     Substantially all of the Company’s assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact the Company’s performance far more than does inflation. The Company’s financial statements are prepared in accordance with GAAP and dividends are based upon net income as calculated for tax purposes; in each case, the Company’s results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair market value without considering inflation.

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If the Company were to fail to maintain its exempt status under the Investment Company Act and become regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in this annual report on Form 10-K. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests (the “55% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test. Therefore, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with the 55% Test in order to maintain its exempt status under the Investment Company Act. As of December 31, 2004, the Company had determined that it was in and had maintained compliance with the 55% Test.

FORWARD LOOKING STATEMENTS

     When used in this annual report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

     These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in interest rates and the market value of the Company’s MBS; changes in the prepayment rates on the mortgage loans collateralizing the Company’s MBS; the Company’s ability to use borrowings to finance its assets; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total rates of return through stock ownership of the Company. While the Company does not seek to avoid risk, it does seek to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient returns to justify the taking of such risks and to maintain capital levels consistent with the risks that it does undertake.

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS. The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last two years, on a quarterly basis, ending with December 31, 2004, the CPR on the Company’s MBS portfolio ranged from a low of 22.9% to a high of 41.2%, with an average quarterly CPR of 30.9%.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity of its ARM-MBS portfolio to changes in interest rates. In measuring its assets-to-borrowings repricing gap (the “Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of December 31, 2004, was approximately 17 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was approximately nine months, resulting in Repricing Gap of eight months. Assuming prepayment rates were to decline significantly to a prepayment rate as low as 15% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of December 31, 2004, would be extended to approximately 19 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, would remain at approximately eight months, resulting in an extension of the Repricing Gap to approximately 11 months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of December 31, 2004, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of approximately 25 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of approximately nine months, resulting in a Repricing Gap of approximately 16 months. Based on historical results, the Company believes that applying a 25% CPR assumption, rather than a 15% CPR assumption, provides a more realistic approximation of the Repricing Gap for the Company’s ARM-MBS portfolio over time.

     The Company’s debt obligations are generally repurchase agreements with remaining terms of two years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year CMT rate or LIBOR, while its debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At December 31, 2004, the Company had 49.8% of its ARM-MBS portfolio repricing from the one-year CMT index, 48.3% repricing from the one-year LIBOR index, 1.5% repricing from COFI and 0.4% repricing from the 12 month CMT moving average.

     The Company’s adjustable-rate assets reset on various dates that are not matched to the reset dates on the Company’s borrowings (i.e., repurchase agreements). In general, the repricing of the Company’s debt obligations occurs more quickly than the repricing of its assets. Therefore, on average, the Company’s cost of borrowings may rise or fall more quickly in response to changes in market interest rates than does the yield on its interest-earning assets.

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At December 31, 2004, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming CPRs of 25% and 15%; however, actual prepayment speeds could vary significantly such assumptions. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive.

      The following table sets forth the Company’s interest rate risk using the gap methodology applying a 25% CPR at December 31, 2004.

	At December 31, 2004
	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
Interest-Earning Assets:
Adjustable-Rate MBS	$1,253,478	$2,107,492	$1,700,549	$1,078,920	$629,970	$6,770,409
Fixed-Rate MBS	-	-	-	-	7,165	7,165
Cash	68,341	-	-	-	-	68,341

Total interest-earning assets	$1,321,819	$2,107,492	$1,700,549	$1,078,920	$637,135	$6,845,915
Interest-Bearing Liabilities:
Repurchase agreements	$2,021,059	$2,535,073	$1,556,900	$-	$-	$6,113,032
Mortgage Loans	-	-	-	-	22,686	22,686

Total interest-bearing liabilities	$2,021,059	$2,535,073	$1,556,900	$-	$22,686	$6,135,718
Gap before Hedging Instruments	$(699,240)	$(427,581)	$143,649	$1,078,920	$614,449
Notional Amounts of Swaps	180,000	-	-	-	-	180,000
Cumulative Difference Between Interest-Earnings Assets and Interest Bearing Liabilities after Derivatives	$(519,240)	$(946,821)	$(803,172)	$275,748	$890,197

     The following table sets forth the Company’s interest rate risk using the gap methodology applying a 15% CPR, the CPR at which the Company’s asset/liability mismatch limits are based, at December 31, 2004.

	At December 31, 2004
	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
Interest-Earning Assets:
Adjustable-Rate MBS	$1,078,120	$1,828,259	$1,669,056	$1,277,924	$917,050	$6,770,409
Fixed-Rate MBS	-	-	-	-	7,165	7,165
Cash	68,341	-	-	-	-	68,341

Total interest-earning assets	$1,146,461	$1,828,259	$1,669,056	$1,277,924	$924,215	$6,845,915
Interest-Bearing Liabilities:
Repurchase agreements	$2,021,059	$2,535,073	$1,556,900	$-	$-	$6,113,032
Mortgage Loans	-	-	-	-	22,686	22,686

Total interest-bearing liabilities	$2,021,059	$2,535,073	$1,556,900	$-	$22,686	$6,135,718
Gap before Hedging Instruments	$(874,598)	$(706,814)	$112,156	$1,277,924	$901,529
Notional Amounts of Swaps	180,000	-	-	-	-	180,000
Cumulative Difference Between Interest-Earnings Assets and Interest-Bearing Liabilities after Derivatives	$(694,598)	$(1,401,412)	$(1,289,256)	$(11,332)	$890,197

     As part of its overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At December 31, 2004, the Company had Caps with an aggregate notional amount of $560.0 million, of which $310.0 were active, and Swaps with a notional amount of $180.0 million, all of which are active. To date, the Company has not received any payments under any of its Hedging Instruments. The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated statements of financial condition. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

     Substantially all of the Company’s MBS are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity. (See Note 13 to the accompanying consolidated financial statements, included under Item 8.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at December 31, 2004, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of the Company’s MBS are generally not credit-related. To a limited extent the Company is exposed to credit-related market value risk as the Company at, December 31, 2004, held $6.0 million of non-Agency MBS that were rated below AAA, of which $88,000 were non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS collateralizing its repurchase agreements decreases, the Company may receive margin calls from its repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding Common Stock and Preferred Stock.

LIQUIDITY RISK

     The primary liquidity risk for the Company arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the guidelines established by the Company’s operating policies, maturities are not required to be nor are they matched.

     The Company’s assets which are pledged to secure repurchase agreements are typically high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At December 31, 2004, the Company had cash and cash equivalents of $68.3 million and unpledged securities of $275.3 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying the Company’s MBS suddenly increase, margin calls relating to the Company’s repurchase agreements could increase, causing an adverse change in the Company’s liquidity position.

PREPAYMENT AND REINVESTMENT RISK

     As the Company receives repayments of principal on its MBS, premiums paid on such securities are amortized against interest income and discounts on MBS are accreted to interest income. Premiums arise when the Company acquires a MBS at a price in excess of the principal balance of the mortgages securing such MBS or the par value of such MBS if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal balance of the mortgages securing such MBS or the par value of such MBS if purchased at the original issue. For financial accounting purposes interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company’s investment securities, currently comprised of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate, as measured by the CPR, will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At December 31, 2004, the gross unamortized premium for ARM-MBS for financial accounting purposes was $145.5 million (2.15% of the carrying value of MBS) while the gross unamortized premium for income tax purposes was estimated at $142.2 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in the Company’s investment portfolio on December 31, 2004. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+ 1.00%	(16.97)%	(1.62)%
+ 0.50%	(5.59)%	(0.65)%
- 0.50%	9.47%	0.34%
- 1.00%	13.85%	0.36%

     Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2004. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the Company’s interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the table.

     The table quantifies the potential changes in net interest income and portfolio value should interest rates immediately change (“Shock”). The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.99 and expected convexity (i.e., approximates the change in duration relative to the change in interest rates) of -1.25. The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of the Company’s repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge such repurchase agreements. The Company’s asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 26% decrease in the CPR of the MBS portfolio.

Item 8. Financial Statements and Supplementary Data.

     All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and/or notes thereto.

     Financial statements of subsidiaries, 50%-or-less-owned investees or lesser components of another entity have been omitted; as such entities do not individually or in the aggregate exceed the 20% threshold under either the investment or income tests.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Mortgage Investments, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that MFA Mortgage Investments, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MFA Mortgage Investments, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MFA Mortgage Investments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MFA Mortgage Investments, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the two years in the period ended December 31, 2004, and our report dated expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 9, 2005

Reports of Independent Registered Public Accounting Firms

To The Board of Directors and Stockholders of

MFA Mortgage Investments, Inc.

We have audited the accompanying consolidated statements of financial condition of MFA Mortgage Investments, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Mortgage Investments, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations, cash flows, and comprehensive income for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of MFA Mortgage Investments, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
February 9, 2005

To the Board of Directors and Stockholders of

MFA Mortgage Investments, Inc.:

In our opinion, the accompanying consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of MFA Mortgage Investments, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

New York, New York
February 3, 2003

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In Thousands, Except Share and Per Share Amounts)	2004	2003
Assets:
Mortgage-backed securities (“MBS”) (Note 4)	$6,777,574	$4,372,718
Cash and cash equivalents	68,341	139,707
Accrued interest receivable	26,428	18,809
Interest rate cap agreements (“Caps”) (Note 8)	1,245	276
Swap Agreements (“Swaps”) (Note 8)	321	-
Equity interests in real estate investments (Note 7)	-	2,802
Real estate held for investment (Note 7)	30,017	21,486
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”) (Note 11)	985	705
Prepaid and other assets	1,584	1,238

	$6,913,684	$4,564,930

Liabilities:
Repurchase agreements (Note 9)	$6,113,032	$4,024,376
Accrued interest payable	28,351	7,239
Mortgages payable on real estate (Note 7)	22,686	16,161
Dividends payable	18,170	15,923
MBS purchase payable	-	15,010
Accrued expenses and other liabilities	2,611	1,263

	6,184,850	4,079,972

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000,000 shares authorized; 3,840,000 and 0 shares issued and outstanding at December 31, 2004 and 2003, respectively ($96,000 and $0 aggregate liquidation preference, respectively) (Note 11)	38	-
Common stock, $.01 par value; 370,000,000 shares authorized; 82,016,741 and 63,201,224 issued and outstanding at December 31, 2004 and 2003, respectively (Note 11)	820	632
Additional paid-in capital	780,406	512,199
Accumulated deficit	(17,330)	(15,764)
Accumulated other comprehensive loss (Note 13)	(35,100)	(12,109)

	728,834	484,958

	$6,913,684	$4,564,930

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2004	2003	2002
Interest and Dividend Income:
MBS income	$174,957	$119,612	$126,238
Corporate debt securities income	-	-	791
Dividend income	-	-	39
Interest income on temporary cash investments	807	746	926

Total Interest and Dividend Income	175,764	120,358	127,994

Interest Expense on Repurchase Agreements	88,888	56,592	63,491

Net Interest and Dividend Income	86,876	63,766	64,503

Other Income/(Loss):
Revenue from operations of real estate (Note 7)	4,126	2,663	685
(Loss)/income from equity interests in real estate (Note 7)	-	(421)	80
Net gain/(loss) on sale of securities	371	(265)	205
Gain on sale of real estate and equity investments in real estate, net	-	1,697	-
Other-than-temporary impairment of securities (Note 5)	-	-	(3,474)
Miscellaneous other income	195	2	-

Total Other Income/(Loss)	4,692	3,676	(2,504)

Operating and Other Expense:
Compensation and benefits (Note 14)	5,603	4,447	2,929
Real estate operating expense (Note 7)	2,860	1,767	185
Mortgage interest on real estate (Note 7)	1,698	1,102	304
Other general and administrative expense	3,334	2,278	2,487

Total Operating and Other Expense	13,495	9,594	5,905

Net Income	$78,073	$57,848	$56,094

Less: Preferred Stock Dividends	3,576	-	-

Net Income Available to Common Stockholders	$74,497	$57,848	$56,094

Earnings Per Share of Common Stock:
Earnings per share – basic	$0.98	$1.07	$1.35
Weighted average shares outstanding – basic	76,168	53,999	41,432
Earnings per share – diluted	$0.98	$1.07	$1.35
Weighted average shares outstanding – diluted	76,217	54,061	41,534

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2004	2003	2002
8.50% Series A Cumulative Redeemable Preferred Stock
Balance at beginning of year	$-	$-	$-
Issuance of shares, net of offering expenses	38	-	-

Balance at end of year	38	-	-

Common Stock:
Balance at beginning of year	632	463	283
Issuance of shares, net of offering expenses	188	168	179
Issuance of shares for option exercises and stock based compensation	-	1	1

Balance at end of year	820	632	463

Additional Paid-in Capital:
Balance at beginning of year	512,199	359,359	212,001
Issuance of Common Stock to directors	-	-	67
Exercise of Common Stock options	-	408	438
Compensation expense for Common Stock options	558	529	64
Issuance of Common Stock, net of expenses	175,634	151,903	146,789
Issuance of Preferred Stock, net of expenses	92,015	-	-

Balance at end of year	780,406	512,199	359,359

Accumulated Deficit:
Balance at beginning of year	(15,764)	(12,417)	(13,704)
Net income	78,073	57,848	56,094
Dividends declared on Common Stock ($0.96, $1.09, $1.24 per share, respectively)	(76,063)	(61,195)	(54,807)
Dividends declared on Preferred Stock	(3,576)	-	-

Balance at end of year	(17,330)	(15,764)	(12,417)

Accumulated Other Comprehensive (Loss)/Income:
Balance at beginning of year	(12,109)	23,795	5,044
Unrealized (loss)/gain on MBS, net	(24,338)	(35,504)	21,851
Unrealized gain/(loss) on Caps, net	1,026	(400)	(3,100)
Unrealized holding gains on Swaps	321	-	-

Balance at end of year	(35,100)	(12,109)	23,795

Total Stockholders’ Equity	$728,834	$484,958	$371,200

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$78,073	$57,848	$56,094
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain)/loss on sale of securities	(371)	265	(205)
Other-than-temporary impairment recognized on corporate debt securities	-	-	3,474
Amortization of purchase premium on investments, net of accretion of discounts	47,657	45,451	28,094
Amortization of premium cost for Caps	2,451	432	3
(Increase)/decrease in interest receivable	(7,619)	663	(7,132)
Increase receivable under DRSPP	(280)	-	-
Depreciation and amortization on real estate	819	500	-
Increase in other assets and other	(440)	(1,090)	(428)
(Decrease)/increase in accrued expenses and other liabilities and MBS purchase payable	(13,662)	15,112	555
Increase/(decrease) in accrued interest payable	21,112	(7,060)	2,912
Stock option expense	558	529	-

Net cash provided by operating activities	128,298	112,650	83,367

Cash Flows From Investing Activities:
Principal payments on MBS	2,078,565	2,044,170	1,301,856
Proceeds from sale of corporate equity securities	-	-	3,947
Proceeds from sale of corporate debt securities	-	-	5,664
Proceeds from sale of MBS	39,950	389,009	93,075
Purchases of MBS	(4,594,995)	(3,401,798)	(2,958,608)
Equity loss from equity investments in real estate	-	421	186
Purchase of controlling interest in consolidated subsidiary	-	-	(260)
Net gain on sale of real estate equity interests and real estate	-	(1,697)	-
Distributions from equity investees	-	2,280	-
Cash increase from initial consolidation of subsidiary	258	-	419

Net cash used by investing activities	(2,476,222)	(967,615)	(1,553,721)

Cash Flows From Financing Activities:
Decrease in restricted cash	-	39	39,460
Purchase of Caps	(2,394)	-	(3,697)
Net increase in borrowing under repurchase agreements	2,088,656	838,466	1,340,312
Net proceeds from issuance of Preferred Stock	92,053	-	-
Net proceeds from issuance of Common Stock	175,822	152,071	146,968
Dividends paid on Preferred Stock	(3,576)	-	-
Dividends paid on Common Stock	(73,816)	(60,224)	(47,573)
Principal amortization on real estate investment mortgages	(187)	(176)	-
Proceeds from exercise of Common Stock options	-	409	438

Net cash provided by financing activities	2,276,558	930,585	1,475,908

Net increase in cash and cash equivalents	(71,366)	75,620	5,554
Cash and cash equivalents at beginning of period	139,707	64,087	58,533

Cash and cash equivalents at end of period	$68,341	$139,707	$64,087

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$65,369	$64,322	$60,883

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2004	2003	2002
Net income available to Common Stockholders before Preferred Stock dividends	$78,073	$57,848	$56,094
Other Comprehensive Income:
Unrealized (losses)/gains on MBS, net	(24,338)	(35,504)	21,851
Unrealized gains/(losses) on Caps, net	1,026	(400)	(3,100)
Unrealized gains on Swaps	321	-	-

Comprehensive Income before Preferred Stock Dividends	$55,082	$21,944	$74,845

Dividends on Preferred Stock	(3,576)	-	-

Comprehensive Income	$51,506	$21,944	$74,845

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

     The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable income to its stockholders, subject to certain adjustments. (See Note 11(b).)

     From the time of its formation through January 1, 2002, the Company was externally managed by America First Mortgage Advisory Corporation (the “Advisor”), pursuant to an agreement between the parties. As an externally managed company, the Company had no employees of its own and relied on the Advisor to conduct its business and operations.

     On January 1, 2002, the Company acquired the Advisor through a merger (the “Advisor Merger”) and, as a result, became self-advised. For accounting purposes, the Advisor Merger was not considered the acquisition of a “business” for purposes of applying Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” as superceded by Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” and, therefore, the market value of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued, valued as of the consummation of the Advisor Merger, in excess of the estimated fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

     On August 13, 2002, the Company changed its name from America First Mortgage Investments, Inc. to MFA Mortgage Investments, Inc.

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation and Consolidation

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) utilized in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

     (b) MBS, Corporate Debt Securities and Corporate Equity Securities

     FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholder’s Equity.

     Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. Gains or losses on the sale of investment securities are based on the specific identification method. (See Note 4.)

     The Company’s adjustable-rate assets are comprised primarily of hybrid MBS and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, “Agency MBS”). Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. At December 31, 2004, 77.9% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments on MBS.

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

     During 2002, the Company liquidated the remainder of its portfolio of corporate debt and equity securities, with the final sale of such securities made during the quarter ended September 30, 2002. The Company’s corporate debt securities were comprised of non-investment grade, high yield bonds. The Company had taken an impairment charge of $3,474,000 on certain of its corporate debt securities during the first quarter of 2002. (See Notes 3(d) and 5.)

     During the fourth quarter of 2004, the Company acquired MBS on which the provisions of the Emerging Issues Task Force Consensus 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) apply. EITF 99-20 provides, among other things, how the Company is to recognize interest income from its purchased beneficial interests in securitized financial interests (“beneficial interests”), other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment. When significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company is to calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date, if any) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Accordingly, the MBS would be written down to fair value, the resulting change would be included in income and a new cost basis of the MBS established. If impairment is recognized, the original discount or premium would be written off and a new cost basis for the MBS established. At December 31, 2004, the Company had MBS with a carrying value of $1.2 million rated below BBB; such MBS were purchased in December 2004. These MBS were purchased at a deep discount, with the discount, or a portion thereof, recorded as credit protection against future credit losses under various economic environments.

     (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

      (d) Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans, (ii) residential MBS (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At December 31, 2004, 90.8% of the Company’s assets consisted of Agency MBS and related receivables, 7.5% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.0% were cash and cash equivalents; combined these assets comprised 99.3% of the Company’s total assets. During the fourth quarter of 2004, the Company purchased $6.4 million of non-Agency MBS rated below AAA, approximately $1.5 million of these MBS were rated BB (below investment grade) and below (of which $234,000 were not rated). The MBS rated BB and below, including the non-rated MBS, were purchased at a discount, of which $335,000 was designated as credit protection against future credit losses.

     Other-than-temporary impairment losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise collateralizing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of the historical decline in market value when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore,

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

constitutes material estimates that are susceptible to a significant change. At December 31, 2004 and December 31, 2003, the Company had no assets on which an impairment charge had been made.

     (e) Real Estate Investments/Equity Interests in Real Estate

     At December 31, 2004, the Company indirectly held a 100% ownership interest in a multi-family apartment property known as The Greenhouse and a 99.9% interest in a multi-family apartment property known as Lealand Place. Retirement Centers Corporation, a Delaware corporation (“RCC”), which directly holds these two properties, is consolidated with its subsidiaries and with the Company. Prior to October 1, 2002, the Company held indirect interests in these two properties through its preferred stock investment in RCC and accounted for its investments in RCC and these two properties under the equity method of accounting. Commencing on October 1, 2002, when the Company purchased all of the remaining outstanding securities of RCC, RCC became a wholly-owned subsidiary of the Company and, as such, was consolidated with the Company on a prospective basis. (See Note 7.)

     In addition, at December 31, 2004, the Company held a 99% limited partner interest in a limited partnership, which owns a multi-family apartment property known as Cameron at Hickory Grove (“Cameron”). Through December 31, 2003, the Company accounted for the investment in Cameron under the equity method. Commencing on January 1, 2004, the Company changed its accounting for such investment from the equity method to consolidating such entity, on a prospective basis, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), as amended.

     The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization, not to exceed estimated fair value. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related asset components. The Company intends to hold its remaining real estate investments as long-term investments. The Greenhouse, Lealand Place and Cameron were acquired through tax deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

     (f) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent with the lender, the Company may renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of its MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through December 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose parent or holding company’s long-term debt rating is single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s Stockholders’ Equity. At December 31, 2004, the Company had repurchase agreements with 13 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $71.6 million. (See Note 9.)

     (g) Earnings per Common Share (“EPS”)

     Basic EPS is computed by dividing net income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed by dividing net income available to holders of Common Stock by the weighted-average shares of Common Stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of Common Stock outstanding adjusted for the effect of dilutive unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive Common Stock equivalents are exercised and the proceeds are used to buy back shares of the Company’s outstanding Common Stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 12.)

     (h) Comprehensive Income

     Comprehensive income for the Company includes net income, the change in net unrealized holding gains/(losses) on investments and certain derivative instruments reduced by dividends on Preferred Stock. (See Note 13.)

     (i) Federal Income Taxes

     The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

     (j) Derivative Financial Instruments/Hedging Activity

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

     Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective,” as defined by FAS 133. The Company discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate. To date, the Company has not discontinued hedge accounting for any of its Hedging Instruments.

     The Company utilizes Hedging Instruments to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 8.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated single A or better by at least one of the Rating Agencies at the time of purchase.

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Interest Rate Cap Agreements

     In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap Agreement, the Company must anticipate that the hedge will be highly “effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income. Upon commencement of the Cap Agreement active period, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the Cap Agreement, if any, are reported as a reduction to interest expense. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company’s Caps is limited to the original price paid to enter into the Cap Agreement.

     The Company purchases Caps by incurring a one-time fee or premium. Pursuant to the terms of the Caps, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Caps have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap Agreement.

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

     (k) Adoption of New Accounting Standards

     On January 1, 2003, the Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148 amended FAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”) and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amended the disclosure requirements of FAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of FAS 148 did not have a significant impact on Company’s results of operations; however, the future effect of FAS 148 will be based on, among other things, the underlying terms of future grants of stock based compensation. (See Note 14(a).)

     In January 2003, the FASB issued FIN 46, which was revised in December 2003. FIN 46 requires consolidation by the primary beneficiary of all variable interest entities (“VIE”). FIN 46 became effective immediately for investments in all VIE acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after June 15, 2003. FIN 46 applied to one of the Company’s equity investments in real estate in which it has a majority interest as a limited partner but had not historically consolidated because it did not have effective control under the terms of the respective partnership agreements. The Company determined that this entity was a VIE and the Company was the primary beneficiary. The application of FIN 46 did not have a material impact on the Company’s consolidated financial statements, as its investment as a limited partner in such entity is immaterial. (See Note 7.)

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In April 2003, the FASB issued FAS No. 149, “Amendments of Statements 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on the Company’s financial statements.

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“FAS 150”) which establishes standards for how an issuer classifies its liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have any impact on the Company’s financial statements.

     (l) New Accounting Pronouncements

     In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123 “Share Based Payment”, revised (“FAS 123-R”). FAS 123-R is effective for the Company commencing in the third quarter of 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. The Company is in the process of evaluating the impact of such key differences between FAS 123 and FAS-123R, but does not currently believe that the adoption of FAS 123-R will have a material impact on the Company, as the Company had applied the fair value method of accounting for stock based compensation on January 1, 2003.

     (m) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

     (a) Advisor Fees and Advisor Merger

     Prior to January 1, 2002, the Advisor managed the operations and investments, and performed administrative services, for the Company. Prior to the Advisor Merger, the Advisor was owned directly and indirectly by certain of the Company’s directors and executive officers (see discussion below). For the services and functions provided to the Company, the Advisor received a monthly management fee in an amount equal to 1.10% per annum of the first $300 million of Stockholders’ Equity of the Company, plus 0.80% per annum of the portion of Stockholders’ Equity of the Company above $300 million. The Company also paid the Advisor, as incentive compensation for each calendar quarter, an amount equal to 20% of the dollar amount by which the annualized return on equity for such quarter exceeded the amount necessary to provide an annualized return on equity equal to the ten-year U.S. treasury rate plus 1%.

     The Company entered into an Agreement and Plan of Merger, dated September 24, 2001 (the “Advisor Merger Agreement”), with the Advisor, America First Companies L.L.C. (“AFC”) and the stockholders of the Advisor. In December 2001, the Company’s stockholders approved the terms of the Advisor Merger Agreement, which provided for the merger of the Advisor into the Company effective 12:01 a.m. on January 1, 2002. Pursuant to the Advisor Merger Agreement, the Company issued 1,287,501 shares of its Common Stock to the stockholders of the Advisor effective January 1, 2002. As a result, the Company became self-advised commencing January 1, 2002 and, since such time, has directly incurred the cost of all overhead necessary for its operation and administration. The market value of the Common Stock issued in the Advisor Merger, valued as of the consummation of the Advisor Merger in excess of the estimated fair value of the net tangible assets acquired, was charged to operating income of the Company for the year ended December 31, 2001.

     Certain of the Company’s directors and executive officers who were involved in discussions and negotiations relating to the Advisor Merger had, and continue to have, interests that would be affected by the Advisor Merger. At the time of the Advisor Merger, AFC owned 80% of the outstanding capital stock of the Advisor. At that time, Michael Yanney, the Company’s former Chairman of the Board, who retired from the Board in March 2003, and George H. Krauss, one of the Company’s directors, beneficially owned approximately 57% and 17%, respectively, of AFC. In addition, Stewart Zimmerman, the Company’s President and Chief Executive Officer, and William S. Gorin, the Company’s Executive Vice President and Chief Financial Officer, collectively owned 3% of AFC. At the time of the Advisor Merger, Messrs. Zimmerman, Gorin and Ronald A. Freydberg, the Company’s Executive Vice

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

President and Chief Portfolio Officer, also owned, in the aggregate, the remaining 20% of the Advisor. Accordingly, the Advisor Merger resulted in these individuals receiving, in the aggregate, beneficial ownership of an additional 1,287,501 shares of the Common Stock valued at $11.3 million at the time of the Advisor Merger.

     Because the Advisor Merger was between affiliated parties and may not be considered to have been negotiated in a completely arm’s-length manner, the Board established a special committee of the Board which consisted of three of the Company’s independent directors who had no personal interest in the Advisor Merger, to direct the negotiations relating to the Advisor Merger on the Company’s behalf and to consider and make recommendations to the Board relating to the Advisor Merger.

     (b) Property Management

     America First Properties Management Company L.L.C. (the “Property Manager”), a wholly-owned subsidiary of AFC, provides property management services for the multi-family apartment properties in which the Company holds investment interests. Prior to January 1, 2004, the Property Manager received a management fee equal to a stated percentage of the gross revenues generated by these properties, ranging from 3.5% to 4.0% of gross receipts. Commencing January 1, 2004, such fee was reduced to 3.0% and may be increased to 4.0% if a property meets certain performance objectives. The Company paid the Property Manager fees of approximately $127,000, $298,000 and $412,000, respectively, for the years ended December 31, 2004, 2003 and 2002. The Property Manager also provided property management services to certain properties in which the Company previously held investment interests. Michael Yanney, the Company’s former Chairman of the Board, who retired from the Board in March 2003, has been the Chairman of AFC since 1984 and Mr. Yanney and George H. Krauss, one of the Company’s directors, beneficially own equity interests in AFC.

     (c) Investment in Retirement Centers Corporation

     From 1998 thorough September 30, 2002, the Company held all of the non-voting preferred stock, representing 95% of the ownership and economic interest in RCC. Through September 30, 2002, Mr. Gorin, the Company’s Executive Vice President and Chief Financial Officer, held all of the voting common stock of RCC, representing a 5% economic interest and 100% controlling interest in RCC.

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

     (d) Investments in Certain Corporate Debt Securities

     Prior to the Company liquidating its corporate debt securities portfolio in 2002, the Company held the corporate debt securities of RCN Corporation (“RCN”), which were purchased between February 1999 and August 2000, and Level 3 Corporation (“Level 3”), which were purchased between August 1998 and August 2000. Mr. Yanney, who retired as the Company’s Chairman of the Board in March 2003, was on the board of directors of both RCN and Level 3 at the time these debt securities were purchased and sold. W. David Scott, who retired from the Board in May 2004, is the son of the individual who was the Chairman of both Level 3 and RCN and served as a Director of the Company at the time these securities were purchased and sold.

     (e) Advisory Services

     During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan LLC”). On November 7, 2003, Spartan LLC entered into a sub-advisory agreement, which was subsequently amended and restated on October 1, 2004, with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan LLC agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the years ended 2004 and 2003, the Company earned a fee of $65,000 and $2,000, respectively, relating to the sub-advisory services rendered by Spartan LLC to AFAAC. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC, which owns 100% of the voting stock of AFAAC.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Mortgage-Backed Securities

     At December 31, 2004 and 2003, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS. The following table presents the carrying value of the Company’s MBS at December 31, 2004 and 2003.

(In Thousands)	2004	2003
Agency MBS:
Fannie Mae Certificates	$4,067,878	$2,782,066
Ginnie Mae Certificates	1,454,450	344,363
Freddie Mac Certificates	729,866	1,109,941
Non-Agency MBS:
AAA rated	519,390	136,348
AA rated	2,315	-
single A rated	1,619	-
BBB rated	898	-
BB and below rated	1,070	-
Non-rated	88	-

	$6,777,574	$4,372,718

     At December 31, 2004 and 2003, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $6.770 billion and $4.366 billion, respectively, and fixed-rate MBS with carrying values of approximately $7.2 million and $7.1 million, respectively.

     Agency MBS: Although not rated, Agency MBS carry an implied AAA rating. Agency MBS are guaranteed as to principal and/or interest by an agency of the U.S. government, such as Ginnie Mae, or federally chartered corporation, such as Fannie Mae or Freddie Mac. The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

     Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government or any of its agencies or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest bond rating given by Rating Agencies and indicates the relative security of the investment. Certain non-Agency MBS may also be non-rated.

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at December 31, 2004 and 2003:

(In Thousands)	2004	2003
Principal balance	$6,640,050	$4,245,458
Principal payment receivable	25,799	40,170

	6,665,849	4,285,628
Unamortized premium	145,483	96,162
Unaccreted discount	(322)	(299)
Discount designated as a credit reserve	(325)	-
Gross unrealized gains	7,112	10,882
Gross unrealized losses	(40,223)	(19,655)

Carrying value/estimated fair value	$6,777,574	$4,372,718

     Historically, the Company’s MBS were either Agency MBS, which have an implied AAA rating, or non-Agency MBS that were rated AAA by one or more of the Rating Agencies; accordingly, no unrealized losses associated with these MBS were considered to be credit related. During the fourth quarter of 2004, the Company purchased $6.4 million of non-Agency MBS rated below AAA. Approximately $1.5 million of these MBS were

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

rated BB (below investment grade) and below, of which $234,000 were not rated by a Rating Agency. The MBS rated BB and below, including the non-rated MBS, were purchased at a discount, of which $335,000 was designated as credit protection against future credit losses. In addition, a lesser amount of the discount was identified as a discount related to the yield component and is accreted to interest income under the effective yield method over the life of the securities, as adjusted for prepayments.

     The initial credit protection (i.e., discount) may be adjusted over time, based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these securities is less favorable than initially forecasted, additional reserves could be warranted, which would be charged to the Company’s earnings. Except for credit related discounts discussed above, the Company did not recognize any asset impairment or credit reserves against any of the Company’s MBS during the years ended December 31, 2004, 2003 and 2002.

     At December 31, 2004, the Company had 56 MBS, with an amortized cost of $917.0 million, that had unrealized losses for 12 months or more, all of which were Agency or AAA rated MBS. At December 31, 2004, these MBS had gross unrealized losses of $11.3 million.

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS on which there were unrealized losses, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less than 12 Months		12 Months or more		Total
(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$2,840,216	$19,820	$608,659	$7,545	$3,448,875	$27,365
Ginnie Mae	849,267	5,309	-	-	849,267	5,309
Freddie Mac	284,429	2,352	216,951	2,836	501,380	5,188
Non-Agency AAA rated MBS	288,648	1,485	80,090	876	368,738	2,361

Total temporarily impaired securities	$4,262,560	$28,966	$905,700	$11,257	$5,168,260	$40,223

     All of the Company’s MBS that had unrealized losses at December 31, 2004 were either Agency MBS, which have an implied AAA rating or non-agency MBS that were rated AAA, as such none of the unrealized losses are considered to be credit related. In addition, the Company expects to retain such MBS in its portfolio.

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the years ended December 31, 2004, 2003 and 2002.

(In Thousands)	2004	2003	2002

Coupon interest on MBS	$222,614	$165,063	$154,329
Premium amortization	(47,683)	(45,452)	(28,093)
Discount accretion	26	1	2

Interest income on MBS, net	$174,957	$119,612	$126,238

5. Corporate Debt Securities

     During 2002, the Company liquidated its remaining portfolio of corporate debt securities, realizing gains of $937,000 and losses of $1,575,000. These securities were comprised of non-investment grade, high yield bonds. The Company had taken an impairment charge of $3,474,000 on certain of its corporate debt securities during 2002. The Company has not had any investments in corporate debt securities subsequent to 2002.

6. Corporate Equity Securities

     During 2002, the Company liquidated its remaining portfolio of corporate equity securities, realizing gains of $569,000. The Company has not had any investments in corporate equity securities subsequent to 2002.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Real Estate and Equity Interests in Real Estate

     At December 31, 2004, the Company indirectly held investments representing ownership interests in the following properties: (i) a 100% ownership interest in The Greenhouse, a 128-unit multi-family apartment property located in Omaha, Nebraska; (ii) a 99.9% ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia; and (iii) a 99% limited partner interest in Owings Chase Limited Partnership (“Owings Chase LP”), which owns Cameron, a 201-unit multi-family apartment complex in Charlotte, North Carolina.

     Real estate investments, all of which were consolidated with the Company at December 31, 2004, and equity interests in real estate at December 31, 2003 were as follows:

	December 31,
(In Thousands)	2004		2003

Real Estate:
Land and buildings	$30,017		$21,486
Cash	428		283
Prepaid and other assets	509		324
Mortgages payable	(22,686)	(1)	(16,161)
Accrued interest payable	(101)		(58)
Other payables	(327)		(210)

Net real estate related assets	$7,840		$5,664

Equity Interest in Real Estate	$-		$2,802 (2)

     (1) Each of the three properties serves as collateral for their respective mortgage. The mortgages collateralized by The Greenhouse and Lealand Place are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. The mortgage collateralized by Cameron is, under certain limited circumstances, guaranteed by the Company. At December 31, 2004, these mortgages had fixed interest rates ranging from 6.87% to 8.08% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building improvements which remained outstanding at December 31, 2004, such loan is eliminated in consolidation.

     (2) At December 31, 2003, equity interests in real estate were comprised of the Company’s 99% limited partner interest in Owings Chase LP, which owns Cameron, 201-unit multi-family apartment property, located in Charlotte, North Carolina. Such investment has been consolidated since January 1, 2004, on a prospective basis in accordance with the provisions of FIN 46.

     The following table presents the summary results of operations for such real estate investments that were consolidated for the years ended December 31, 2004, 2003 and 2002:

	December 31,
(In Thousands)	2004 (1)	2003	2002 (2)

Revenue from operations of real estate	$4,126	$2,663	$685
Interest expense for mortgages on real estate	(1,698)	(1,102)	(304)
Other real estate operations expense	(2,860)	(1,767)	(185)

	$(432)	$(206)	$196

     (1) Owings Chase LP was consolidated with the Company commencing on January 1, 2004; for 2003 and 2002, Owings Chase LP was accounted for under the equity method.

     (2) Prior to October 1, 2002, the Company held 100% of the non-voting preferred stock of RCC, which represented a 95% economic interest in RCC, and, as such, the net assets of RCC were included in equity interests in real estate and income recognized under the equity method. On October 1, 2002, the Company purchased the voting common stock of RCC, which represented the remaining outstanding securities of RCC that were not then owned by the Company. Upon acquiring the controlling interest in RCC, the Company changed from the equity method of accounting for this investment to consolidating RCC on a prospective basis.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     For the years ended December 31, 2003 and 2002, the Company reported income from equity interests in real estate included the results of operations for Owings Chase LP and two additional real estate investments, which were sold during 2003. The Company did not report any income from equity interest in real estate for the year ended December 31, 2004, as all real estate investments were consolidated since January 1, 2004 on a prospective basis. The following table presents the Company’s net loss/income from equity interests in real estate for the years ended December 31, 2003 and 2002.

	December 31,
(In Thousands)	2003		2002

Gains on sale of real estate and equity investments in real estate, net	$1,697	(1)	$-
(Loss)/income from equity interests in real estate	(421)		80	(2)

	$1,276		$80

     (1) During 2003, the following real estate related transactions occurred with respect to the Company: (i) Morrowood Associates, Ltd., a limited partnership in which the Company held a 99% limited partner interest, sold its sole investment, Morrowood Townhouses, a 264-unit multi-family apartment property located in Morrow, Georgia; (ii) the Company sold its 50% limited partner interest in Gold Key Venture, a Georgia Limited Partnership, which held Laurel Park, a 387-unit multi-family apartment property located in Riverdale, Georgia; and (iii) Harmony Bay Associates, Ltd, a limited partnership in which the Company held a 99% limited partner interest, sold its sole investment asset, Harmony Bay Apartments, a 300-unit multi-family apartment property located in Roswell, Georgia. As a result of these transactions, the Company realized gains of $621,000 and $1,084,000 and a loss of $4,000, respectively.

     (2) Does not include the results for RCC from October 1, 2002 though December 31, 2002.

8. Hedging Instruments/Hedging Activity

     In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. To date, such instruments are comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. To mitigate this exposure, the Company only enters into such transactions with financial institutions whose parent or holding company’s long-term debt rating is single A or better, as determined by one of the Rating Agencies. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

     The following table sets forth the impact of the Company’s Hedging Instruments on the Company’s Other Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
(In Thousands)	2004	2003	2002

Accumulated Other Comprehensive Loss from Hedging Instruments:
Balance at beginning of year	$(3,336)	$(2,936)	$164
Unrealized holding gains/(losses) on Hedging Instruments, net	1,347	(400)	(3,100)

Balance at the end of year	$(1,989)	$(3,336)	$(2,936)

     (a) Interest Rate Caps

     The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At December 31, 2004, the Company had 15 Caps with an aggregate notional amount of $560.0 million purchased to hedge against increases in interest rates on $560.0 million of its current and/or anticipated 30-day term repurchase agreements. The Caps had an amortized cost of approximately $3.5 million and an estimated fair value of $1.2 million at December 31, 2004, resulting in a net unrealized loss of approximately $2.3 million, which is included as a component of accumulated other comprehensive income. The Company incurred premium amortization expense on its Caps, which is recorded as interest expense on the Company’s repurchase agreements that such Caps hedge, of $2.5 million, $432,000 and $3,000 for the years ended December 31, 2004, 2003 and 2002, respectively. If the 30-day LIBOR were to increase

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its Cap Agreement counterparty. The Company did not receive any payments from counterparties related to its Caps during the years ended December 31, 2004, 2003 or 2002.

     The table below presents information about the Company’s Caps at December 31, 2004:

(Dollars in Thousands)	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)

Months until active:
Currently active	7 Months	4.22%	$310,000	$1,360	$129	$(1,231)
Within six months	18 Months	3.75	100,000	635	296	(339)
Six to nine months	18 Months	3.88	100,000	960	450	(510)
Nine to 12 months	18 Months	3.75	50,000	601	370	(231)
12 to 24 months	-	-	-	-	-	-

Weighted Average/Total	12 Months	4.03%	$560,000	$3,556	$1,245	$(2,311)

     (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At December 31, 2004, the 30-day LIBOR was 2.40%.

     (b) Interest Rate Swap

     The Company’s Swaps are used to lock-in the fixed Swap rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The table below presents information about the Company’s Swaps at December 31, 2004:

(Dollars in Thousands)	Weighted Average Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

Currently Active	20 Months	$180,000	3.19%	$321	$321

9. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At December 31, 2004, the Company had outstanding balances of $6.113 billion under 375 repurchase agreements with a weighted average borrowing rate of 2.32% and a weighted average remaining contractual maturity of 7.9 months. At December 31, 2004, all of the Company’s borrowings were fixed-rate term repurchase agreements with original maturities that range from one to 36 months. At December 31, 2003, the Company had outstanding balances of $4.024 billion under 258 repurchase agreements with a weighted average borrowing rate of 1.36%. At December 31, 2004 and 2003, the repurchase agreements had the following remaining contractual maturities:

	December 31,
(In Thousands)	2004	2003
Within 30 days	$996,200	$412,611
>30 days to 3 months	1,024,859	503,044
>3 months to 6 months	1,376,773	1,022,560
>6 months to 12 months	1,158,300	1,613,761
>12 months to 24 months	1,556,900	148,200
>24 months to 36 months	-	324,200

	$6,113,032	$4,024,376

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

     (a) Lease Commitments

     The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of: (i) $338,000 though July 31 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. During the fourth quarter of 2004, the Company entered into a lease for an additional space at its corporate headquarters, which will commence in March of 2005 and run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $23,000.

     At December 31, 2004, the projected minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	At December 31,
(In Thousands)
2005	$492
2006	522
2007	472
2008	349
2009	357
Thereafter	954

$3,146

11. Stockholders’ Equity

     (a) Dividends on Preferred Stock

     At December 31, 2004, the Company had issued and outstanding 3.8 million shares of Preferred Stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share. The Preferred Stock, which is redeemable exclusively at the Company’s option commencing on April 27, 2009 (subject to the Company’s right under limited circumstances to redeem the Preferred Stock prior to that date in order to preserve its REIT status), is senior to the Common Stock with respect to dividends and distributions. The Preferred Stock must be paid a dividend at a rate of 8.50% per year of the $25.00 liquidation preference before the Common Stock is entitled to receive any dividends and is senior to the Common Stock with respect to distributions upon liquidation, dissolution or winding up. The Preferred Stock generally does not have any voting rights, subject to an exception in the event Company’s fails to pay dividends on the Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of Preferred Stock. Through December 31, 2004, the Company had declared and paid all required quarterly dividends on the Preferred Stock.

     The following table presents dividends declared by the Company on its Preferred Stock, since such securities were first issued on April 27, 2004.

Declaration Date	Record Date	Payment Date	Dividend Per share

May 27, 2004	June 4, 2004	June 30, 2004	$0.37780	(1)
August 24, 2004	September 1, 2004	September 30, 2004	0.53125
November 19, 2004	December 1, 2004	December 31, 2004	0.53125

(1) Represents dividend for the period of April 27, 2004 through June 30, 2004.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (b) Dividends on Common Stock

     The following table presents dividends declared by the Company on its Common Stock during the years ended December 31, 2004, 2003 and 2002:

Declaration Date	Record Date	Payment Date	Dividend Per share

2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)
July 1, 2004	July 12, 2004	July 30, 2004	0.250
October 4, 2004	October 12, 2004	October 29, 2004	0.230
December 16, 2004	December 27, 2004	January 31, 2005	0.220
2003
March 13, 2003	March 28, 2003	April 30, 2003	$0.280
May 22, 2003	June 30, 2003	July 31, 2003	0.280
September 10, 2003	September 30, 2003	October 31, 2003	0.280
December 17, 2003	December 30, 2003	January 30, 2004	0.250
2002
March 12, 2002	March 28, 2002	April 30, 2002	$0.300	(2)
June 12, 2002	June 28, 2002	July 30, 2002	0.300	(2)
September 12, 2002	September 30, 2002	October 30, 2002	0.320	(3)
December 19, 2002	December 30, 2002	January 24, 2003	0.320	(3)

(1)	Includes a special dividend of $0.01 per share.

(2)	Includes a special dividend of $0.02 per share.

(3)	Includes a special dividend of $0.04 per share.

     For income tax purposes, a portion of each of the dividends declared in December 2004, 2003 and 2002 were treated as a dividend for stockholders in the subsequent year.

     In general, the Company’s dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s dividends may, from time to time, be characterized as capital gains or return of capital. For the years ended December 31, 2004 and 2003, a portion of the Company’s dividends were deemed to be capital gains, with the remainder characterized as ordinary income, to stockholders.

     (c) Shelf Registration Statements

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Act”), with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At December 31, 2004, the Company had $8.7 million remaining on this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At December 31, 2004, the Company had $244.0 million available under this shelf registration statement.

     On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act for the purpose of registering additional Common Stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of Common Stock. At December 31, 2004, 552,891 shares of Common Stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

     On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the Act for the purpose of registering additional Common Stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of Common Stock.

     (d) Equity Issued

     During the year ended December 31, 2004, the Company issued shares of its Common Stock and Preferred Stock through public offerings. In September 2003, the Company initiated its DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments). On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of Common Stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. During the year ended December 31, 2004, the Company issued shares of its Common and Preferred Stock pursuant to public offerings, the DRSPP and the CEO Program as follows:

Sold Pursuant To	Securities Sold	Number of Shares Issued

Public Offerings	Common Stock	8,625,000
DRSPP	Common Stock	1,833,215
CEO Program	Common Stock	8,357,302
Public Offerings	Preferred Stock	3,840,000

12. EPS Calculation

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

(In Thousands)
Net Income	$78,073	$57,848	$56,094
Less: Preferred Stock dividends	3,576	-	-

Net income available to Common Stockholders	$74,497	$57,848	$56,094

Weighted average shares of Common Stock outstanding – basic	76,168	53,999	41,432
Add: Effect of assumed shares issued under treasury stock method for stock options	49	62	102

Weighted average shares of Common Stock Outstanding – diluted	76,217	54,061	41,534

13. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at December 31, 2004 and 2003 was as follows:

	2004	2003

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$7,112	$10,882
Unrealized (losses)	(40,223)	(19,655)

	(33,111)	(8,773)

Hedging Instruments:
Unrealized (losses) on Caps	(2,310)	(3,336)
Unrealized gains on Swaps	321	-

	(1,989)	(3,336)

Accumulated other comprehensive (loss)	$(35,100)	$(12,109)

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. 2004 Equity Compensation Plan, Employment Agreements and Other Benefit Plans

     (a) 2004 Equity Compensation Plan

     During the second quarter of 2004, the Company adopted the 2004 Plan, as approved by the Company’s stockholders. The 2004 Plan amended and restated the 1997 Plan.

     In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) to the Company and any of its subsidiaries are eligible to be granted stock options (“Options”), restricted stock, phantom shares, dividend equivalent rights (“DERs”) and other stock-based awards under the 2004 Plan.

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of Common Stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of Common Stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At December 31, 2004, an aggregate of 1,087,000 shares were subject to outstanding awards under the 2004 Plan, of which 793,500 were exercisable. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

     A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of Common Stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion.

     Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the Common Stock, as determined on the date of grant, shall not exceed $100,000 during a calendar year. The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Common Stock on the date of grant. The exercise price for any other type of Option so issued may not be less than the fair market value on the date of grant. Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

     At December 31, 2004, the Company had 293,500 Options outstanding that were not yet vested. These unvested Options, which are scheduled to vest through February 1, 2007, had a weighted average vesting period of 14 months, and unrecognized corresponding aggregate expense of $872,000 that is expected to be recognized over the actual vesting period, subject to changes in estimated and/or actual forfeitures. Activity in the 2004 Plan is summarized as follows for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year:	1,012,250	$9.32	643,750	$8.09	793,750	$6.12
Granted	80,000	9.54	452,250	10.25	-	-
Cancelled	(5,250)	10.25	-	-	(60,000)	-
Exercised	-	-	(83,750)	4.88	(90,000)	4.88

Outstanding at end of year	1,087,000	$9.34	1,012,250	$9.32	643,750	$8.09

Options exercisable at end of year	793,500	$9.07	673,063	$8.85	643,750	$8.09

     All DERs granted prior to October 1, 2003 vested on the same basis as the underlying Options. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on a DER granted with respect to an ISO are charged to Stockholders’ Equity when declared and dividends paid on DERs granted with respect to NQSOs are charged to earnings when declared. For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges of $603,000,

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$519,000 and $573,000, respectively, to Stockholders’ Equity (included in dividends paid or accrued) associated with the DERs on ISOs and charges of $1,800, $2,700 and $3,500, respectively, to earnings associated with DERs on NQSOs. At December 31, 2004, the Company had 960,750 DERs outstanding, of which 689,750 were vested.

     Effective January 1, 2002, the status of the employees of the Advisor changed such that they became employees of the Company. Accordingly, the unvested Options outstanding at January 1, 2002 were treated as newly granted Options to employees and accounted for under the APB 25, with the difference between the market value of the Common Stock and Option price expensed over the remaining vesting period of approximately seven months. The Company did not incur any expense for Options granted prior to October 1, 2003 during 2003, as all Options had vested during 2002. The Company recorded expenses of $558,000 and $529,000 related to Options and related DERs granted during the years ended December 31, 2004 and 2003.

     The Company uses the Black-Scholes valuation model to determine Option expense. The following represents the weighted average assumptions used to value the Options granted during the years ended December 31, 2004 and 2003:

For Year Ended	Weighted Average Strike Price	Weighted Average Fair Value for Options Granted	Weighted Average Dividend Yield (1)	Weighted Average Volatility	Weighted Average Risk-Free Interest Rate	Weighted Average Expected Life in Years
2004	$9.54	$3.34	3.38%	34.13%	3.90%	7
2003	10.25	3.75	-	35.11	3.92	6

(1) 57,500 of the 80,000 Options granted in 2004, were granted with DERs attached; all Options granted in 2003 were granted with DERs attached. Options granted with DERs attached are assumed to have a dividend yield of 0%.

     (b) Employment Agreements

     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions, subject to certain events.

     (c) Deferred Compensation Plans

     On December 19, 2002, the Board adopted the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, Directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act (“ERISA”) and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At December 31, 2004 and 2003, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	December 31, 2004	December 31, 2003
Directors’ deferred	$282	$130
Officers’ deferred	127	-

	$409	$130

     (d) Savings Plan

     Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions,

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,000. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%. For the years ended December 31, 2004 and 2003, the Company recognized expenses for matching contributions of $60,000 and $39,000, respectively.

15. Estimated Fair Value of Financial Instruments

     FAS No. 107 “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The relevance and reliability of the estimates of fair values presented are limited, given the dynamic nature of market conditions and numerous other factors over time. The following methods and assumptions were used by the Company in arriving at the estimated fair value of its financial instruments:

     MBS: Reflects prices obtained from a third party pricing service or, if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS.

     Cash: Estimated fair value approximates the carrying value of such assets.

     Repurchase agreements: Reflects the present value of the contractual cash flow discounted at the LIBOR quoted at the valuation date, for the term closest to the weighted average term to maturity of the aggregate repurchase agreements.

     Real Estate Mortgages: Reflects the discounted amout of contractual future cash outflows of the mortgages using the approximate rate of borrowing that the Company would expect to pay, if such obligations, based on the remaining terms, were financed at the valuation date.

     Caps: Reflects prices obtained from the counterparties to the Caps, with whom the Company could, at the Company’s option, settle such instruments.

     Swaps: Reflects prices obtained from the counterparties to the Swaps, with whom the Company could, at the Company’s option, settle such instruments.

     Commitments: Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present creditworthiness of the counterparties. The commitments existing at December 31, 2004 and 2003 would have been offered at substantially the same rates and under substantially the same terms that would have existed at December 31, 2004 and 2003, respectively; therefore, the estimated fair value of the commitments was zero at those dates and are not included in the table below.

     The following table presents the carrying value and estimated fair value of financial instruments, at December 31, 2004 and 2003:

	2004		2003
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value		Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$68,341	$68,341	$139,707		$139,707
MBS	6,777,574	6,777,574	4,372,718		4,372,718
Hedging Instruments	1,566	1,566	276		276
Financial Liabilities:
Repurchase agreements	6,113,032	6,089,516	4,024,376		4,026,457
Real Estate Mortgages (1)	22,686	23,397	16,161	(2)	16,873
Caps	1,245	1,245	276		276
Swaps	321	321	-		-

(1) Mortgage loans contain prepayment penalties, which impacts the fair value of such instruments.

(2) Does not include mortgages of entities that were accounted for under the equity method.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Summary of Quarterly Results of Operations (Unaudited)

	2004 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31

Interest and dividend income	$40,233	$38,849	$42,415	$54,267
Interest expense	16,141	18,952	21,959	31,836

Net interest and dividend income	24,092	19,897	20,456	22,431
Other income	1,164	1,047	1,409	1,072
Operating and other expenses	3,351	3,244	3,217	3,683

Net income	$21,905	$17,700	$18,648	$19,820

Less: Preferred Stock Dividends	-	756	1,062	1,758

Net Income Available to Common Stockholders	$21,905	$16,944	$17,586	$18,062

Earnings per share - basic	$0.32	$0.22	$0.22	$0.22

Earnings per share - diluted	$0.32	$0.22	$0.22	$0.22

	2003 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31

Interest and dividend income	$32,188	$30,790	$26,482	$30,898
Interest expense	14,967	14,700	13,386	13,539

Net interest and dividend income	17,221	16,090	13,096	17,359
Other (loss)/income	327	1,707	977	665
Operating and other expenses	2,204	2,390	2,310	2,690

Net income	$15,344	$15,407	$11,763	$15,334

Earnings per share - basic	$0.33	$0.30	$0.21	$0.25

Earnings per share - diluted	$0.33	$0.30	$0.21	$0.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As reported in the Company’s current report on Form 8-K, filed on March 19, 2003, reporting under Item 4, the Company changed its independent accountants beginning in 2003. There were no disagreements with either of the Company’s independent accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedure or other required reportable events during the years ended December 31, 2004, 2003 and 2002.

Item 9A. Controls and Procedures

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

Management Report On Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on its assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

     The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 39 of this annual report on Form 10-K.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement, relating to its 2005 annual meeting of stockholders to be held on May 13, 2005 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2004.

     The information regarding the Company’s executive officers required by Item 401 of Regulation S-K appears under Item 4A of Part I of this annual report on Form 10-K.

     The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

     The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 11. Executive Compensation.

     The information regarding executive compensation required by Item 402 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 13. Certain Relationships and Related Transactions.

     The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 14. Principal Accountant Fees and Services.

     The information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.     Financial Statements. The consolidated financial statements of the Company, together with the Independent Registered Public Accounting Firms’ Reports thereon, are set forth on pages 38 through 64 of this annual report on Form 10-K and are incorporated herein by reference.

2.     Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 hereof.

3.     Exhibits.

2.1 Agreement and Plan of Merger by and among the Registrant, America First Mortgage Advisory Corporation (“AFMAC”) and the shareholders of AFMAC, dated September 24, 2001 (incorporated herein by reference to Exhibit A of the definitive Proxy Statement, dated November 12, 2001, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Form 8-K, dated April 10, 1998, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 6, 2002 (incorporated herein by reference to Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 16, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q, for the quarter ended September 30, 2002, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

3.4 Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the Act (SEC File No. 1-13991)).

3.5 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

4.1 Specimen of Common Stock Certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-46179)).

4.2 Specimen of Stock Certificate representing the 8.50% Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.1 Employment Agreement of Stewart Zimmerman, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q, for the quarter ended September 30, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.2 Employment Agreement of William S. Gorin, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q, for the quarter ended September 30, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.3 Employment Agreement of Ronald A. Freydberg, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.4 Employment Agreement of Teresa D. Covello, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.4 of the Form 10-K for the year-ended December 31 ,2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.5 Employment Agreement of Timothy W. Korth II, dated August 1, 2003 (incorporated herein by reference to the Form 8-K, dated August 7, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.6 2004 Equity Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, dated July 21, 2004, filed by the Registrant pursuant to the 33 Act (Commission File No. 333-106606)).

10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Form 10-K, for the year ended December 31, 2002, filed with the Securities and Exchange Commission pursuant to the Exchange Act (Commission File No. 1-13991)).

10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Form 10-K, for the year ended December 31, 2002, filed with the Securities and Exchange Commission pursuant to the Exchange Act (Commission File No. 1-13991)).

10.9 Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.10 Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.11 Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFA Mortgage Investments, Inc.

Date: February 9, 2005	By /s/	Stewart Zimmerman

Stewart Zimmerman
Chief Executive Officer and President

Date: February 9, 2005	By /s/	William S. Gorin

William S. Gorin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2005	By /s/	Teresa D. Covello

Teresa D. Covello
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 9, 2005	By /s/	Stewart Zimmerman

Stewart Zimmerman
Chairman, President and Chief Executive Officer

Date: February 9, 2005	By /s/	Stephen R. Blank

Stephen R. Blank
Director

Date: February 9, 2005	By /s/	James Brodsky

James Brodsky
Director

Date: February 9, 2005	By /s/	Edison C. Buchanan

Edison C. Buchanan
Director

Date: February 9, 2005	By /s/	Michael L. Dahir

Michael L. Dahir
Director

Date: February 9, 2005	By /s/	Alan Gosule

Alan Gosule
Director

Date: February 9, 2005	By /s/	George Krauss

George Krauss
Director