Form 10-Q
period 2005-03-31
MFA MORTGAGE INVESTMENTS
filed 2005-04-28
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     82,385,443 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 26, 2005.

TABLE OF CONTENTS

PART I
Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of March 31, 2005
(Unaudited) and December 31, 2004

Consolidated Statements of Income (Unaudited) for the
Three Months Ended March 31, 2005 and March 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months Ended March 31, 2005

Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended March 31, 2005 and March 31, 2004

Consolidated Statements of Comprehensive Income (Unaudited)
for the Three Months Ended March 31, 2005 and March 31, 2004

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

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Per Share Amounts)	March 31, 2005	December 31, 2004

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) (Note 4)	$6,936,124	$6,777,574
Cash and cash equivalents	77,547	68,341
Accrued interest receivable	27,407	26,428
Interest rate cap agreements (“Caps”) (Note 5)	2,159	1,245
Swap agreements (“Swaps”) (Note 5)	2,703	321
Real estate held for investment (Note 6)	29,900	30,017
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and
Dividend Reinvestment Plan (“DRSPP”) (Note 9)	–	985
Prepaid and other assets	1,932	1,584

	$7,084,961	$6,913,684

Liabilities:
Repurchase agreements (Note 7)	$6,311,874	$6,113,032
Accrued interest payable	44,477	28,351
Mortgages payable on real estate	22,707	22,686
Dividends payable	–	18,170
Accrued expenses and other liabilities	2,766	2,611

	$6,381,824	$6,184,850

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000,000 shares authorized; 3,840,000 shares issued and
outstanding at March 31, 2005 and December 31, 2004 ($96,000
aggregate liquidation preference) (Note 9)	38	38
Common stock, $.01 par value; 370,000,000 shares authorized;
82,385,443 and 82,016,741 issued and outstanding at March 31, 2005
and December 31, 2004, respectively (Note 9)	824	820
Additional paid-in capital	783,526	780,406
Accumulated deficit	(489)	(17,330)
Accumulated other comprehensive loss (Note 11)	(80,762)	(35,100)

	703,137	728,834

	$7,084,961	$6,913,684

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,

	2005	2004

(Dollars In Thousands, Except Per Share Amounts)	(Unaudited)

Interest Income:
MBS income	$60,942	$40,066
Interest income on temporary cash investments	297	167

Total Interest Income	61,239	40,233

Interest Expense	39,766	16,141

Net Interest Income	21,473	24,092

Other Income:
Revenue from operations of real estate	1,033	1,002
Miscellaneous other income	12	162

Total Other Income	1,045	1,164

Operating and Other Expense:
Compensation and benefits	1,555	1,467
Real estate operating expense	699	709
Mortgage interest on real estate	424	426
Other general and administrative	959	749

Total Operating and Other Expense	3,637	3,351

Net Income	$18,881	$21,905

Less: Preferred Stock Dividends	2,040	–

Net Income Available to Common Stockholders	$16,841	$21,905

Earnings Per Share of Common Stock:
Earnings per share – basic	$0.20	$0.32
Weighted average shares outstanding – basic	82,243	68,910

Earnings per share – diluted	$0.20	$0.32
Weighted average shares outstanding – diluted	82,285	69,001

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)
8.50% Series A Cumulative Redeemable Preferred Stock – Liquidation
Preference $25.00 per share:
Balance at December 31, 2004	$38

Balance at March 31, 2005	38

Common Stock, Par Value $0.01 (“Common Stock”):
Balance at December 31, 2004, 82,016,741 shares	820
Issuance of 368,702 shares	4

Balance at March 31, 2005, 82,385,443 shares	824

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2004	780,406
Issuance of Common Stock, net of expenses	2,994
Compensation expense for Common Stock options	126

Balance at March 31, 2005	783,526

Accumulated Deficit:
Balance at December 31, 2004	(17,330)
Net income	18,881
Dividends declared on preferred stock	(2,040)

Balance at March 31, 2005	(489)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2004	(35,100)
Unrealized losses on MBS, net	(49,388)
Unrealized gains on interest rate Caps, net	1,344
Unrealized gains on Swaps, net	2,382

Balance at March 31, 2005	(80,762)

Total Stockholders' Equity	$703,137

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

(Dollars In Thousands)	2005	2004

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$18,881	$21,905
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchase premiums on MBS, net of accretion of discounts	11,606	8,420
Amortization of premium cost for Caps	430	405
Increase in interest receivable	(979)	(3,773)
Decrease (increase) in receivable under DRSPP	985	(10,326)
Increase in other assets and other	(352)	(356)
Decrease in accrued expenses and other liabilities	155	(2,182)
Increase in accrued interest payable	16,126	3,918
Stock option expense	126	171

Net cash provided by operating activities	46,978	18,182

Cash Flows From Investing Activities:
Principal payments on MBS	533,138	362,585
Purchases of MBS	(752,682)	(1,669,010)
Amortization of mortgage principal for real estate	(47)	(41)
Cash recognized upon consolidation of subsidiary	–	258
Depreciation and amortization on real estate	189	191

Net cash used by investing activities	(219,402)	(1,306,017)

Cash Flows From Financing Activities:
Purchase of interest rate Caps	–	(2,395)
Net increase in borrowings under repurchase agreements	198,842	1,131,284
Net proceeds from issuances of Common Stock	2,998	103,770
Dividends paid on Common Stock	(18,170)	(15,923)
Dividends paid on preferred stock	(2,040)	–

Net cash provided by financing activities	181,630	1,216,736

Net increase (decrease) in cash and cash equivalents	9,206	(71,099)
Cash and cash equivalents at beginning of period	68,341	139,707

Cash and cash equivalents at end of period	$77,547	$68,608

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,

(Dollars In Thousands)	2005	2004

	(Unaudited)

Net Income	$18,881	$21,905
Other Comprehensive Income:
Unrealized (losses)/gains on MBS, net	(49,388)	26,878
Unrealized gains/(losses) on interest rate Caps, net	1,344	(195)
Unrealized gains on Swaps, net	2,382	–

Comprehensive income before preferred stock dividends	(26,781)	48,588

Dividends on preferred stock	(2,040)	–

Comprehensive (Loss)/Income	$(28,821)	$48,588

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization

     MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.

     The Company has elected to be treated as a real estate investment trust (“REIT”) for income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition at March 31, 2005 and results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2005 should not be construed as indicative of the results to be expected for the full year.

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

     (b) MBS, Corporate Debt Securities and Corporate Equity Securities

     Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss, a component of stockholders’ equity.

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

     The Company’s adjustable-rate assets are comprised primarily of hybrid MBS and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, “Agency MBS”). Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. At March 31, 2005, 75.0% of the Company’s MBS had interest rates scheduled to contractually reprice within three years or less. Contractual repricing does not consider the impact of prepayments on MBS.

     Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

     During the fourth quarter of 2004, the Company acquired MBS on which the provisions of the Emerging Issues Task Force Consensus 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) apply. EITF 99-20 provides, among other things, how the Company is to recognize interest income from its purchased beneficial interests in securitized financial interests ("beneficial interests"), other than beneficial interests of high credit quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment. When significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company is to calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date, if any) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Accordingly, the MBS would be written down to fair value, the resulting change would be included in income and a new cost basis of the MBS established. If impairment is recognized, the original discount or premium would be written off and a new cost basis for the MBS established. At March 31, 2005, the Company had MBS with a carrying value of $1.2 million rated below BBB; such MBS were purchased in December 2004. These MBS were purchased at a deep discount, with a portion thereof, recorded as credit protection against future credit losses under various economic environments. Through March 31, 2005, the Company has not recognized any additional impairments or credit reserves against any of its MBS, other than credit related discounts discussed above.

     (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

     (d) Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At March 31, 2005, 90.9% of the Company’s assets consisted of Agency MBS and related receivables, 7.3% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.1% were cash and cash equivalents; combined these assets comprised 99.3% of the Company’s total assets. At March 31, 2005, the Company held Non-Agency MBS with a par value of approximately $6.4 million which were rated below AAA, of which approximately $1.5 were rated BB (below investment grade) and below and $233,000 were not rated. The MBS rated BB and below, including the non-rated MBS, were purchased at a discount, of which $335,000 was designated as credit protection against future credit losses as of March 31, 2005.

     Other-than-temporary impairment losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise collateralizing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the historical magnitude and duration of the decline in market value, when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At March 31, 2005 and December 31, 2004, the Company had no assets on which an impairment charge had been made.

     (e) Real Estate Investments

     At March 31, 2005, the Company indirectly held 100% ownership interests in multi-family apartment properties known as The Greenhouse, Lealand Place and Cameron at Hickory Grove (“Cameron”), all of which are consolidated with the Company. The Company acquired the remaining .01% interest in Lealand and the 1% general partner interest in Cameron during the quarter ended March 31, 2005. Each of these properties was acquired through tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6.)

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

     (f) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of its MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through March 31, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s Stockholders’ Equity. At March 31, 2005, the Company had repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $85.5 million. (See Note 7.)

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

     (h) Comprehensive Income

     Comprehensive income for the Company includes net income, the change in net unrealized gains and losses on investments and certain derivative instruments reduced by dividends on preferred stock.

     (i) Income Taxes

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

     (j) Derivative Financial Instruments/Hedging Activity

     The Company hedges through the use of derivative financial instruments, comprised of Caps and Swaps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” In accordance with FAS 133, all Hedging Instruments are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Since the Company’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

     Interest Rate Caps

     In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be highly “effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income or loss. Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the Cap, if any, are reported as a reduction to interest expense. If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap. The maximum cost related to the Company’s Caps is limited to the original price paid to enter into the Cap.

     The Company purchases Caps by incurring a one-time fee or premium. Pursuant to the terms of the Caps, the Company will receive cash payments if the interest rate index specified in any such Cap increases above contractually specified levels. Therefore, such Caps have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap.

     Interest Rate Swaps

     When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings.

     All changes in the unrealized gains/losses on any Swap are recorded in accumulated other comprehensive income or loss and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income or loss would be reclassified to income.

     Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income or loss as a separate component of equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income or loss until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized though earnings.

     (k) Equity Based Compensation

     The Company accounts for its stock based compensation in accordance with the fair value method under FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company values stock options based on the Black-Scholes model. (See Note 12a.)

     (l) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

     (a) Advisory Services

     During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan LLC”). On November 7, 2003, Spartan LLC entered into a sub-advisory agreement, which was subsequently amended and restated on October 1, 2004, with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan LLC agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the quarters ended March 31, 2005 and 2004, the Company earned fees of $12,000 and $24,000, respectively, related to the sub-advisory services rendered by Spartan LLC to AFAAC. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of America First Companies L.L.C. (“AFC”), which owns 100% of the voting stock of AFAAC.

     (b) Property Management

     America First PM Group, Inc. (the “Property Manager”), a wholly-owned subsidiary of AFAI, provides property management services for the multi-family properties in which the Company holds investment interests. In the fourth quarter of 2004, the Property Manager acquired certain property management rights and other assets, including the contractual right to manage the Company’s multi-family property interests, from America First Properties Management Companies L.L.C. (the “Prior Property Manager”), a wholly-owned subsidiary of AFC. The Property Manager receives a management fee equal to a stated percentage of the gross receipts generated by these properties equal to 3% of gross receipts, increasing to a maximum of 4% of gross receipts upon attaining certain performance goals. The Company paid (i) the Property Manager fees of approximately $34,000 for the quarter ended March 31, 2005 and (ii) the Prior Property Manager fees of approximately $31,000 for the quarter ended March 31, 2004. The Prior Property Manager also provided property management services to certain properties in which the Company previously held investment interests. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC.

4. Mortgage-Backed Securities

     At March 31, 2005 and December 31, 2004, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party service or, if pricing is not available for an MBS from such pricing service, the average of broker quotes received from such MBS is used to determine the estimated fair value of such MBS. The following table presents the carrying value of the Company's MBS as of March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$4,319,911	$4,067,878
Ginnie Mae Certificates	1,443,978	1,454,450
Freddie Mac Certificates	655,554	729,866
Non-Agency MBS:
AAA rated	510,706	519,390
AA rated	2,301	2,315
Single A rated	1,612	1,619
BBB rated	893	898
BB and below rated	1,084	1,070
Non-rated	85	88

	$6,936,124	$6,777,574

     At March 31, 2005 and December 31, 2004, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $6.929 billion and $6.770 billion respectively, and fixed-rate MBS with carrying values of approximately $7.0 million and $7.2 million, respectively.

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

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at March 31, 2005 and December 31, 2004:

(In Thousands)	March 31, 2005	December 31, 2004

Principal balance (par value)	$6,856,680	$6,640,050
Principal payment receivable	16,501	25,799

	6,873,181	6,665,849
Unamortized premium	146,078	145,483
Unaccreted discount	(295)	(322)
Discount designated as a credit reserve	(341)	(325)
Gross unrealized gains	4,650	7,112
Gross unrealized losses	(87,149)	(40,223)

Carrying value/estimated fair value	$6,936,124	$6,777,574

     At March 31, 2005, the Company had 113 MBS, with an amortized cost of $2.245 billion, that had unrealized losses for 12 months or more, all of which were Agency or AAA rated MBS. At March 31, 2005, these MBS had gross unrealized losses of $37.2 million.

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at March 31, 2005.

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$2,564,287	$38,154	$1,295,614	$22,967	$3,859,901	$61,121
Ginnie Mae	766,961	6,951	484,820	7,329	1,251,781	14,280
Freddie Mac	120,788	574	338,103	6,185	458,891	6,759
Non-Agency AAA rated MBS	421,889	4,194	88,817	762	510,706	4,956
Non-Agency AA and below	4,900	33	–	–	4,900	33

Total temporarily impaired securities	$3,878,825	$49,906	$2,207,354	$37,243	$6,086,179	$87,149

     All of the Company’s MBS that had unrealized losses for more than 12 months were either Agency MBS, which have an implied AAA rating, or non-agency MBS that are rated AAA, as such none of the unrealized losses are considered to be credit related. In addition, the Company expects to retain such MBS in its portfolio. The Company did not sell any MBS during the three months ended March 31, 2005 or the three months ended March 31, 2004.

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

	2005	2004

(In Thousands)
Coupon interest on MBS	$72,547	$48,486
Premium amortization	(11,616)	(8,422)
Discount accretion	11	2

Interest income on MBS, net	$60,942	$40,066

5. Hedging Instruments/Hedging Activity

     In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through March 31, 2005, such instruments have been comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. To mitigate this exposure, the Company only enters into such transactions with financial institutions whose long-term debt rating is single A or better, as determined by one of the Rating Agencies. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

     The following table sets forth the impact of the Company’s Hedging Instruments on the Company’s Other Comprehensive Income for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,

	2005	2004

(In Thousands)
Accumulated Other Comprehensive Gain/(Loss)
from Hedging Instruments:
Balance at beginning of year	$(1,989)	$(3,336)
Unrealized gains/(losses) on Hedging
Instruments, net	3,726	(195)

Balance at the end of period	$1,737	$(3,531)

     (a) Interest Rate Caps

     The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At March 31, 2005, the Company had 11 Caps with an aggregate notional amount of $460.0 million purchased to hedge against increases in interest rates on $460.0 million of its current and/or anticipated 30-day term repurchase agreements. The Caps had an amortized cost of approximately $3.1 million on and an estimated fair value of approximately $2.2 million at March 31, 2005, resulting in a net unrealized loss of approximately $966,000, which is included as a component of accumulated other comprehensive income or loss. The Company incurred premium amortization expense on its Caps, which is recorded as interest expense on the Company’s repurchase agreements that such Caps hedge, of $430,000 and $405,000 for the three months ended March 31, 2005 and 2004, respectively. If the 30-day LIBOR were to increase above the rate specified in the Cap during the effective term of the Cap, the Company would receive monthly payments from its Cap counterparty. Through March 31, 2005, the Company did not receive any payments from counterparties related to its Caps. The Company enters into Caps with financial institutions whose long-term debt rating is “A” or better, as determined by at least one of the Rating Agencies. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap and could incur a loss for the remaining unamortized premium cost of the Cap.

     The table below presents information about the Company’s Caps at March 31, 2005:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)/Gain

(Dollars in Thousands)
Currently active	10 Months	3.90%	$310,000	$1,564	$787	$(777)
Forward start:
Within six months	18 Months	3.88	100,000	960	770	(190)
Six to nine months	18 Months	3.75	50,000	601	602	1
Nine to 12 months	–	–	–	–	–	–
12 to 24 months	–	–	–	–	–	–

Weighted Average/Total	13 Months	3.88%	$460,000	$3,125	$2,159	$(966)

     (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap. At March 31, 2005, the 30-day LIBOR was 2.87%

     (b) Interest Rate Swaps

     The Company’s Swaps are used to lock-in the fixed interest rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The table below presents information about the Company’s Swaps at March 31, 2005:

	Weighted Average Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently Active	19 Months	$265,000	3.33%	$2,703	$2,703

6. Real Estate and Equity Interests in Real Estate

     At March 31, 2005, the Company indirectly held 100% ownership interests in three multi-family apartment properties known as, (i) The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska; (ii) Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia; and (iii) Cameron, a 202-unit multi-family apartment complex in Charlotte, North Carolina. (The Company acquired the remaining .01% interest in Lealand and the 1% general partner interest in Cameron during the quarter ended March 31, 2005.)

Real estate investments, all of which are consolidated with the Company were as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004

(In Thousands)
Real Estate:
Land and buildings	$29,900		$30,017
Cash	583		428
Prepaid and other assets	447		509
Mortgages payable	(22,707	) (1)	(22,686)
Accrued interest payable	(100)		(101)
Other payables	(218)		(327)

Net real estate related assets	$7,905		$7,840

     (1) Each of the three properties serves as collateral for their respective mortgage. The mortgages collateralized by The Greenhouse and Lealand Place are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. The mortgage collateralized by Cameron is, under certain limited circumstances, guaranteed by the Company. At March 31, 2005, these mortgages had fixed interest rates ranging from 6.87% to 8.08% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building improvements which remained outstanding at March 31, 2005, such loan is eliminated in consolidation.

     The following table presents the summary results of operations for the Company’s consolidated real estate investments, for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

	2005	2004

(In Thousands)
Revenue from operations of real estate	$1,033	$1,002
Interest expense for mortgages on real estate	(424)	(426)
Other real estate operations expense	(699)	(709)

	$(90)	$(133)

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At March 31, 2005, the Company had outstanding balances of $6.312 billion under 390 repurchase agreements with a weighted average borrowing rate of 2.72% and a weighted average remaining contractual maturity of 7.5 months. At March 31, 2005, all of the Company’s borrowings were fixed-rate term repurchase agreements with original maturities that range from one to 36 months. At December 31, 2004, the Company had outstanding balances of $6.113 billion under 375 repurchase agreements with a weighted average borrowing rate of 2.32%. At March 31, 2005 and December 31, 2004, the repurchase agreements had the following remaining contractual maturities:

	March 31, 2005	December 31, 2004

(In Thousands)
Within 30 days	$1,090,800	$996,200
>30 days to 3 months	1,139,483	1,024,859
>3 months to 6 months	811,200	1,376,773
>6 months to 12 months	2,094,991	1,158,300
>12 months to 24 months	1,175,400	1,556,900

	$6,311,874	$6,113,032

8. Commitments and Contingencies

     (a) Lease Commitments

     The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of: (i) $338,000 though July 31, 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. During the fourth quarter of 2004, the Company entered into a lease for an additional space at its corporate headquarters, which commenced in March of 2005 and will run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $23,000.

     (b) Securities purchase commitments and other commitments

     At March 31, 2005, the Company had no commitments to purchase any investment securities or enter into any repurchase agreements, nor did the Company have any other significant commitments or contingencies.

9. Stockholders’ Equity

     (a) Dividends on Preferred Stock

     The following table presents cash dividends declared by the Company on its Preferred Stock, since such securities were issued on April 27, 2004.

Declaration Date	Record Date	Payment Date	Dividend Per share

May 27, 2004	June 4, 2004	June 30, 2004	$0.37780	(1)
August 24, 2004	September 1, 2004	September 30, 2004	0.53125
November 19, 2004	December 1, 2004	December 31, 2004	0.53125
February 18, 2005	March 1, 2005	March 31, 2005	0.53125

     (1) Represents dividend for the period of April 27, 2004 through June 30, 2004.

     (b) Dividends/Distributions on Common Stock

     The following table presents common dividends declared by the Company on its Common Stock from January 1, 2004 through March 31, 2005:

Declaration Date	Record Date	Payment Date	Dividend Per share

2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)
July 1, 2004	July 12, 2004	July 30, 2004	0.250
October 4, 2004	October 12, 2004	October 29, 2004	0.230
December 16, 2004	December 27, 2004	January 31, 2005	0.220

     (1) Includes a special dividend of $0.01.

     On April 1, 2005, the Company declared its 2005 first quarter Common Stock dividend of $0.18, payable on April 29, 2005, to stockholders of record on April 12, 2005. (See Note 13.)

     (c) Shelf Registrations

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Act”), with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At March 31, 2005, the Company had $8.7 million remaining on this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At March 31, 2005, the Company had $244.1 million available under this shelf registration statement.

     On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act for the purpose of registering additional Common Stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of Common Stock. At March 31, 2005, 9.5 million shares of Common Stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

     On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the Act for the purpose of registering additional Common Stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of Common Stock.

     (d) DRSPP

     Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments), became operational. During the three months ended March 31, 2005, the Company had issued 368,702 shares through the DRSPP raising net proceeds of $3.0 million. Since the inception of the DRSPP, through March 31, 2005, the Company issued 8,726,004 shares raising net proceeds of $110.8 million.

     (e) Controlled Equity Offering Program

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of Common Stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through December 31, 2004, the Company sold 1,833,215 shares of Common Stock in at-the-market transactions through such program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issued any shares through the CEO Program during the quarter ended March 31, 2005.

10. EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of Common Stock outstanding used in calculating basic and diluted EPS for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004

(In Thousands)
Weighted average shares outstanding - basic	82,243	68,910
Add effect of assumed shares issued under
treasury stock method for stock options	42	91

Weighted average shares outstanding - diluted	82,285	69,001

11. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005	December 31, 2004

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$4,650	$7,112
Unrealized (losses)	(87,149)	(40,223)

	(82,499)	(33,111)

Hedging Instruments:
Unrealized (losses) on Caps	(966)	(2,310)
Unrealized gains on Swaps	2,703	321

	1,737	(1,989)

Accumulated other comprehensive (loss)	$(80,762)	$(35,100)

12. 2004 Equity Compensation Plan, Employment Agreements and Other Benefit Plans

     (a) 2004 Equity Compensation Plan

     During the second quarter of 2004, the Company adopted the 2004 Plan, as approved by the Company’s stockholders. The 2004 Plan amended and restated the 1997 Plan.

     In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) for the Company and any of its subsidiaries are eligible to be granted stock options (“Options”), restricted stock, phantom shares, dividend equivalent rights (“DERs”) and other stock-based awards under the 2004 Plan.

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of Common Stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of Common Stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At March 31, 2005, an aggregate of 962,000 shares were subject to outstanding awards under the 2004 Plan, of which 681,000 were exercisable. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

     A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the cash dividend distributions paid on a share of Common Stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on a DER granted with respect to an ISO are charged to Stockholders’ Equity when declared and dividends paid on DERs granted with respect to NQSOs are charged to earnings when declared. At March 31, 2005, there were 960,750 DERs outstanding, of which 702,250 were vested.

     Pursuant to Section 422 of the Code, in order for Options granted under the 2004 Plan and vesting in any one calendar year to qualify as incentive stock options (“ISOs”) for tax purposes, the market value of the Common Stock, as determined on the date of grant, to be received upon exercise of such Options shall not exceed $100,000 during any such calendar year. The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Common Stock on the date of grant. In addition, the exercise price for all other Options issued under the 2004 Plan may not be less than the fair market value on the date of grant. Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

     At March 31, 2005, the Company had 281,000 Options outstanding that were not yet vested. These unvested Options, which are scheduled to vest through February 1, 2007, had a weighted average vesting period of twelve months. During the quarter ended March 31, 2005, 125,000 Options expired unexercised, and no Options were granted or exercised.

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

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At March 31, 2005 and December 31, 2004, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	March 31, 2005	December 31, 2004

Directors’ deferred	$252	$282
Officers’ deferred	255	127

	$507	$409

     (d) Savings Plan

     Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,000. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%. For the quarters ended March 31, 2005 and 2004, the Company recognized expenses for matching contributions of $19,000 and $16,000, respectively.

13. Subsequent Events

     Common Stock Dividend Declared

     On April 1, 2005, the Company declared a first quarter 2005 dividend of $0.18 per share on Common Stock to stockholders of record on April 12, 2005. The total dividend of $14.8 million will be paid on April 29, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

GENERAL

     The Company is primarily engaged in the business of investing, on a leveraged basis, in Agency ARM-MBS and, to a lesser extent, other high quality ARM-MBS rated in one of the two highest rating categories by at least one nationally recognized Rating Agency. The Company’s principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the cost of financing such investments and its operating costs.

     The Company has elected to be taxed as a REIT for income tax purposes. In order to maintain its status as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable income to its stockholders, subject to certain adjustments.

     The Company’s total assets were $7.085 billion at March 31, 2005, compared to $6.914 billion at December 31, 2004. At March 31, 2005, 99.3% of the Company’s assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. At March 31, 2005, the Company also had indirect interests in three multi-family apartment properties, containing a total of 520 rental units, located in Georgia, North Carolina and Nebraska and $6.0 million of Non-Agency MBS rated below AAA.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company, and primarily depend on, among other things, the level of the Company’s net interest income, the market value of its assets and the supply of, and demand for, MBS assets. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs and prepayment speeds on the Company’s MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the Constant Prepayment Rate (“CPR”), vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. For the Company, increases in interest rates, in general, may over time cause: (i) the cost of borrowings to increase; (ii) the value of the Company’s MBS portfolio and stockholders’ equity to decline; (iii) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; and (iv) coupons on the MBS assets to reset to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) coupons on the MBS assets to reset to lower interest rates; (iii) the cost of borrowings to decrease; and (iv) the value of the MBS portfolio and stockholders’ equity to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness. Recent and anticipated increases in market interest rates has caused, and are likely to continue to cause, the cost of the Company’s borrowings to increase more rapidly than the yield on its MBS portfolio, which has resulted in a narrowing of spreads earned by the Company.

     The operating results of the Company depend, to a great extent, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other assets, comprised primarily of interests in multi-family apartment properties, Non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at March 31, 2005, they have the potential of materially impacting the Company’s operating performance in future periods.

     The Company, through subsidiaries, provides third-party advisory services as a sub-advisor to AFAI with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. The Company earned fees of $12,000 and $24,000 related to such business during the quarters ended March 31, 2005 and 2004, respectively. The Company may grow its third-party advisory revenue over time.

     The Company continues to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, without limitation, the acquisition and securitization of ARMs, the expansion of third-party advisory services, and the creation and/or acquisition of a third-party asset management business to complement the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.

No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact the Company.

RESULTS OF OPERATIONS

     Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

     Net income decreased to $18.9 million for the first quarter of 2005 compared to net income of $21.9 million for the first quarter of 2004. Basic and diluted earnings per share of Common Stock decreased to $0.20 for the first quarter of 2005 from $0.32 per share for the first quarter of 2004.

     Interest income for the first quarter of 2005 increased by $21.0 million, or 52.2%, to $61.2 million compared to $40.2 million earned during the first quarter of 2004. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised throughout 2004. Excluding changes in market values, the Company’s average investment in MBS increased by $2.037 billion, or 41.5%, to $6.945 billion for the first quarter of 2005 from $4.909 billion for the first quarter of 2004. The net yield on the MBS portfolio increased to 3.51% for the first quarter of 2005, from 3.27% for the first quarter for 2004. This increase primarily reflects an increase in the gross yield (i.e., stated coupon) on the MBS portfolio of 22 basis points to 4.36% for the first quarter of 2005 from 4.14% for the first quarter of 2004. The cost of net premium amortization for the first quarter of 2005 was 70 basis points, relatively unchanged from the 72 basis point cost for net premium amortization during the first quarter of 2004.

The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

March 31, 2005	4.36%	(0.09)%	(0.70)%	(0.06)%	3.51%
December 31, 2004	4.25	(0.09)	(0.78)	(0.07)	3.31
September 30, 2004	4.11	(0.09)	(0.94)	(0.08)	3.00
June 30, 2004	4.09	(0.09)	(1.12)	(0.08)	2.80
March 31, 2004	4.14	(0.09)	(0.72)	(0.06)	3.27

     The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarter, ending with March 31, 2005, the CPR on the Company’s MBS portfolio ranged from a low of 22.9% to a high of 41.2%, with an average quarterly CPR of 29.6%. At March 31, 2005, the Company had net purchase premiums of $145.8 million, or 2.13% of current par value, compared to $145.2 million of net purchase premiums, or 2.14% of principal balance, at December 31, 2004. The following table presents the CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

March 31, 2005	24.1%
December 31, 2004	26.0
September 30, 2004	29.0
June 30, 2004	32.4
March 31, 2004	22.9

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $130,000, or 77.8%, to $297,000 for the first quarter of 2005 from $167,000 for the first quarter of 2004. The Company’s average cash investments decreased by $28.5 million, to $57.9 million for the first quarter of 2005 compared to $86.4 million for the first quarter of 2004, cash earned an average yield of 2.08% for the first quarter of 2005, from 0.78% for the first quarter of 2004. In general, the Company manages its cash investments to meet the needs of its investing, financing and operating requirements.

     The table below provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
March 31, 2005	$6,945,280	$60,942	$57,935	$61,239	3.50%	$6,234,969	$39,766	2.59%	$21,473
December 31, 2004	6,531,922	54,003	51,189	54,267	3.30	5,849,657	31,836	2.17	22,431
September 30, 2004	5,622,860	42,210	57,972	42,415	2.99	5,000,688	21,959	1.75	20,456
June 30, 2004	5,519,266	38,678	89,099	38,849	2.77	4,965,493	18,952	1.53	19,897
March 31, 2004	4,908,553	40,066	86,372	40,233	3.22	4,458,174	16,141	1.46	24,092

(1) Does not reflect unrealized gains and losses.

     Interest expense for the first quarter of 2005 increased by 146.4% to $39.8 million, from $16.1 million for the first quarter of 2004, while the average balance of repurchase agreements for the first quarter of 2005 increased by $1.777 billion or, 39.9%, to $6.235 billion, from $4.458 billion for the first quarter of 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during 2004. The Company’s cost of borrowings, which includes the cost of its Hedging Instruments, increased to 2.59% for the first quarter of 2005, compared to 1.46% for the first quarter of 2004. The cost of the Company’s Hedging Instruments increased to $833,000, adding five basis points to the cost of borrowings for the first quarter of 2005, from $404,000, or four basis points, for the first quarter of 2004. The Company’s Hedging Instruments may result in additional interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2j and 5 to the accompanying consolidated financial statements, included under Item 1.) The Company expects that the recent and anticipated increases in market interest rates will cause the Company’s cost of funding to continue to increase during 2005. The Company did not receive any payments under its Caps during the first quarter of 2005 or the first quarter of 2004, as one-month LIBOR, which is the benchmark interest rate stipulated in the Caps, did not exceed the strike rate set forth in any of the Company’s active Caps during such periods. In addition, as anticipated for the first quarter of 2005, the Company’s Swaps resulted in a net payment made by the Company to the Swap counterparties, and corresponding amounts charged to interest expense. The Company did not have any Swaps prior to the third quarter of 2004.

     For the quarter ended March 31, 2005, other income of $1.0 million was comprised of revenue from operations of real estate and $12,000 of income related to investment advisory services. The Company does not anticipate that the operations of its real estate investments will have a significant impact on the future results of operations of the Company. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.)

     For the first quarter of 2005, the Company incurred operating and other expense of $3.6 million, which included an aggregate of $1.1 million related to real estate operating expenses and mortgage interest with respect to its three remaining real estate investments. The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $2.5 million for the first quarter of 2005, or 0.14% of average assets, compared to $2.2 million, or 0.15% of average assets, for the first quarter of 2004. The increase in compensation and benefits primarily reflects increases in salaries and bonus accruals and the cost of additional hires made to meet the needs of the Company as it continued to grow. Other general and administrative expense, are comprised primarily of fees for professional services, including general legal and accounting, the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. In connection with the Company’s asset growth and increase in personnel during the past two years, the Company leased additional office space in New York, New York during the first quarter of 2005. The incremental cost of such space is not material to the Company.

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

     Borrowings under repurchase agreements were $6.312 billion at March 31, 2005 compared to $6.113 billion at December 31, 2004. This increase in borrowings was facilitated by the increase in the Company’s equity capital as a result of the issuance of Common Stock during the first quarter of 2005 through the Company’s DRSPP. At March 31, 2005, repurchase agreements had a weighted average borrowing rate of 2.72%, on loan balances of between $145.0 million and $194,000. The Company’s repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     During the quarter ended March 31, 2005, principal payments on MBS generated $533.1 million and operations provided $47.0 million. As part of its core investing activities, during the first quarter of 2005, the Company acquired $752.7 million of MBS, all of which were either Agency MBS or AAA rated. On April 1, 2005, the Company declared dividends on its Common Stock totaling $14.8 million, which will be paid on April 29, 2005 to stockholders of record on April 12, 2005, net of any amounts reinvested pursuant to the Company’s DRSPP.

     While the Company generally intends to hold its investments in MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company did not sell any MBS during the quarters ended March 31, 2005 or March 31, 2004.

     The Company employs a diverse capital raising strategy involving the issuance of both Common Stock and preferred stock. During the quarter ended March 31, 2005, the Company issued approximately 369,000 shares of Common Stock pursuant to the DRSPP raising net proceeds of $3.0 million.

     At March 31, 2005, the Company had an aggregate of $252.8 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of Common Stock and/or preferred stock pursuant to these registration statements. In addition, at March 31, 2005, the Company had approximately 9.5 million shares of Common Stock available under its DRSPP shelf registration statement on Form S-3 for issuance in connection with the DRSPP.

     To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds for general corporate purposes, including, without limitation, the acquisition of additional MBS consistent with its investment policy and the repayment of its repurchase agreements. The Company may also consider acquiring other assets consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

     In order to reduce interest rate risk exposure, the Company may enter into derivative financial instruments, such as Caps and Swaps. The Company’s Caps and Swaps are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR term repurchase agreements. During the quarter ended March 31, 2005, the Company did not purchase any Caps and had $100.0 million of Caps that expired. In addition, during the quarter ended March 31, 2005, the Company entered into $85.0 million notional amount of fixed-rate pay Swaps. The Company’s Caps, which had an aggregate notional amount of $460.0 million at March 31, 2005, will generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Cap Agreements. To date, the Company has not received any payments related to its Cap Agreements, as the benchmark interest rate on each of the Company’s active Cap Agreements has remained below such Cap Agreements’ strike rate. At March 31, 2005, the Company had Swaps with an aggregate notional amount of $265.0 million, with maturities extending as far as February 2, 2007. Pursuant to the Swaps outstanding at March 31, 2005, the Company was required to pay a weighted average fixed rate of 3.33% and receive a variable rate based on 30-day LIBOR. (See Note 5 to the accompanying consolidated financial statements, included under Item 1.)

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS collateralizing its repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors and principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS. From time to time, the Company may have restricted cash which represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through March 31, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should market interest rates and/or prepayment speeds on the mortgages underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and quarterly report on Form 10-Q for the quarter ended March 31, 2005. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests (the “55% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test. Therefore, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with the 55% Test in order to maintain its exempt status under the Investment Company Act. As of March 31, 2005, the Company had determined that it was in and had maintained compliance with the 55% Test.

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

     These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in interest rates and the market value of the Company’s MBS; changes in the prepayment rates on the mortgage loans collateralizing the Company’s MBS; the Company’s ability to use borrowings to finance its assets; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS, which include hybrid MBS, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually. The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with March 31, 2005, the CPR on the Company’s MBS portfolio ranged from a low of 22.9% to a high of 41.2%, with an average quarterly CPR of 29.6%.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity of its ARM-MBS portfolio to changes in interest rates. In measuring its assets-to-borrowings repricing gap (the “Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of March 31, 2005, was approximately 17 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was approximately eight months, resulting in Repricing Gap of nine months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of March 31, 2005, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of approximately 25 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of approximately eight months, resulting in a Repricing Gap of approximately 17 months. Based on historical results, the Company believes that applying a 25% CPR assumption provides a reasonable approximation of the Repricing Gap for the Company’s ARM-MBS portfolio over time.

     The Company’s financing obligations are generally in the form of repurchase agreements with remaining terms of two years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year constant maturity treasury (“CMT”) rate or LIBOR, while its debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At March 31, 2005, the Company had 46.0% of its ARM-MBS portfolio repricing from the one-year CMT index, 52.3% repricing from the one-year LIBOR index, 1.4% repricing from COFI and 0.3% repricing from the 12 month CMT moving average.

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

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At March 31, 2005, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming a CPR of 25%; however, actual prepayment speeds could vary significantly such assumptions. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive.

     The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive or the Company’s Hedging Instruments.

     The following table presents the Company’s interest rate risk using the gap methodology applying a 25% CPR at March 31, 2005.

	At March 31, 2005

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable Rate - MBS	$1,138,772	$2,337,400	$1,673,157	$1,048,079	$731,763	$6,929,171
Fixed-Rate - MBS	–	–	–	–	6,953	6,953
Cash	77,547	–	–	–	–	77,547

Total interest-earning assets	$1,216,319	$2,337,400	$1,673,157	$1,048,079	$738,716	$7,013,671

Interest-Bearing Liabilities:
Repurchase agreements	$2,230,283	$2,906,191	$1,175,400	$–	$–	$6,311,874
Mortgage loans	–	–	–	–	22,707	22,707

Total interest-bearing liabilities	$2,230,283	$2,906,191	$1,175,400	$–	$22,707	$6,334,581

Gap before Hedging Instruments	$(1,013,964)	$(568,791)	$497,757	$1,048,079	$716,009
Notional Amounts of Swaps	265,000	–	–	–	–	265,000
Cumulative Difference Between
Interest-Earnings Assets and
Interest Bearing Liabilities after
Derivatives	$(748,964)	$(1,317,755)	$(819,998)	$228,081	$944,090

     As part of its overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At March 31, 2005, the Company had Caps with an aggregate notional amount of $460.0 million, of which $310.0 were active, and Swaps with a notional amount of $265.0 million, all of which are active. To date, the Company has not received any payments under any of its Hedging Instruments. The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated statements of financial condition. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

     Substantially all of the Company’s investment securities are designated as “available-for-sale” assets. As such, they are carried at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income or loss, a component of stockholders’ equity. (See Note 11 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that at March 31, 2005, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of the Company’s MBS are generally not credit-related. To a limited extent the Company is exposed to credit-related market value risk as the Company. At March 31, 2005, held Non-Agency MBS with an aggregate par value of approximately $6.4 million (carrying value of approximately $6.0 million) that were rated below AAA, of which $233,000 were non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS collateralizing its repurchase agreements decreases, the Company may receive margin calls from its repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding Common Stock and Preferred Stock.

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

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At March 31, 2005, the Company had cash and cash equivalents of $77.5 million and unpledged securities of $271.9 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

PREPAYMENT AND REINVESTMENT RISK

     As the Company receives repayments of principal on its MBS, premiums paid on such securities are amortized against interest income and discounts, other than credit related discounts, on MBS are accreted to interest income. Premiums arise when the Company acquires a MBS at a price in excess of the principal balance of the mortgages securing such MBS or the par value of such MBS if purchased at the original issue. Conversely, discounts arise when the Company acquires a MBS at a price below the principal balance of the mortgages securing such MBS, or the par value of such MBS, if purchased at the original issue. For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company’s investment securities, currently comprised of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate, as measured by the CPR, will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At March 31, 2005, the gross unamortized premium for ARM-MBS for financial accounting purposes was $145.4 million (2.12% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $142.9 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in the Company’s investment portfolio on March 31, 2005. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+1.00%	(21.9%)	(1.84%)
+0.50%	(7.35%)	(0.81%)
-0.50%	13.79%	0.57%
-1.00%	30.64%	0.91%

     Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the Company’s interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the table and changes in interest rates over any period could be greater than the changes in interest rates shown in the above table.

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

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.38 and effective convexity (i.e., approximates the change in duration relative to the change in interest rates) of (0.93). Duration and convexity can change significantly over time, the timing and severity of which are primarily driven and by changes and volatility in the interest rate environment. The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of the Company’s repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge such repurchase agreements. The Company’s asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 37.5% decrease in the CPR of the MBS portfolio.

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

Date: April 27, 2005	MFA MORTGAGE INVESTMENTS, INC.

	By: /s/	Stewart Zimmerman
Stewart Zimmerman
President and Chief Executive Officer

	By: /s/	William S. Gorin
William S. Gorin
Executive Vice President
Chief Financial Officer (Principal Financial Officer)

	By: /s/	Teresa D. Covello
Teresa D. Covello
Senior Vice President
Chief Accounting Officer and Treasurer (Principal Accounting Officer)