Form 10-Q
period 2005-06-30
MFA MORTGAGE INVESTMENTS
filed 2005-07-28
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

     82,385,443 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 27, 2005.

TABLE OF CONTENTS

PART I
Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of June 30, 2005
(Unaudited) and December 31, 2004

Consolidated Statements of Income (Unaudited) for the Three and Six
Months Ended June 30, 2005 and June 30, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited))
for the Six Months Ended June 30, 2005

Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended June 30, 2005 and June 30, 2004

Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
for the Three and Six Months Ended June 30, 2005 and June 30, 2004

Notes to the Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II
Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

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

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Amounts)	June 30, 2005	December 31, 2004

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) (Note 4)	$6,965,861	$6,777,574
Cash and cash equivalents	91,982	68,341
Accrued interest receivable	27,864	26,428
Interest rate cap agreements (“Caps”) (Note 5)	1,144	1,245
Swap agreements (“Swaps”) (Note 5)	1,878	321
Real estate investments (Note 6)	29,724	30,017
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and
Dividend Reinvestment Plan (“DRSPP”) (Note 9)	--	985
Prepaid and other assets	1,866	1,584

	$7,127,508	$6,913,684

Liabilities:
Repurchase agreements (Note 7)	$6,323,743	$6,113,032
Accrued interest payable	54,609	28,351
Mortgages payable on real estate	22,652	22,686
Dividends payable	--	18,170
Accrued expenses and other liabilities	4,761	2,611

Commitments and Contingencies (Note 8)	6,405,765	6,184,850

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000 shares authorized; 3,840 shares issued and
outstanding at June 30, 2005 and December 31, 2004 ($96,000
aggregate liquidation preference) (Note 9)	38	38

Common stock, $.01 par value; 370,000 shares authorized;
82,385 and 82,017 shares issued and outstanding at June 30, 2005
and December 31, 2004, respectively (Note 9)	824	820
Additional paid-in capital	783,652	780,406
Accumulated deficit	(5,325)	(17,330)
Accumulated other comprehensive loss (Note 11)	(57,446)	(35,100)

	721,743	728,834

	$7,127,508	$6,913,684

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

(In Thousands, Except Per Share Amounts)	(Unaudited)
Interest Income:
MBS income	$60,752	$38,678	$121,694	$78,744
Interest income on cash investments	390	171	687	338

Total Interest Income	61,142	38,849	122,381	79,082

Interest Expense	46,508	18,952	86,274	35,093

Net Interest Income	14,634	19,897	36,107	43,989

Other Income:
Revenue from operations of real estate	1,017	1,035	2,050	2,037
Miscellaneous other income	20	12	32	174

Total Other Income	1,037	1,047	2,082	2,211

Operating and Other Expense:
Compensation and benefits	1,498	1,352	3,053	2,819
Real estate operating expense	674	708	1,373	1,417
Mortgage interest on real estate	413	421	837	847
Other general and administrative expense	927	763	1,886	1,512

Total Operating and Other Expense	3,512	3,244	7,149	6,595

Net Income	$12,159	$17,700	$31,040	$39,605

Less: Preferred Stock Dividends	2,040	756	4,080	756

Net Income Available to Common Stockholders	$10,119	$16,944	$26,960	$38,849

Earnings Per Share of Common Stock:
Earnings per share – basic	$0.12	$0.22	$0.33	$0.54
Weighted average shares outstanding – basic	82,385	76,214	82,315	72,562
Earnings per share – diluted	$0.12	$0.22	$0.33	$0.53
Weighted average shares outstanding – diluted	82,418	76,260	82,352	72,625

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005

(In Thousands, Except Per Share Amounts)	(Unaudited)
8.50% Series A Cumulative Redeemable Preferred Stock – Liquidation
Preference $25.00 per share:
Balance at December 31, 2004 (3,840 shares)	$38

Balance at June 30, 2005 (3,840 shares)	38

Common Stock, Par Value $0.01 (“Common Stock”):
Balance at December 31, 2004, 82,017 shares	820
Issuance of 368 shares	4

Balance at June 30, 2005 (82,385 shares)	824

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2004	780,406
Issuance of common stock, net of expenses	2,994
Compensation expense for common stock options	252

Balance at June 30, 2005	783,652

Accumulated Deficit:
Balance at December 31, 2004	(17,330)
Net income	31,040
Dividends declared on common stock	(14,955)
Dividends declared on preferred stock	(4,080)

Balance at June 30, 2005	(5,325)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2004	(35,100)
Unrealized losses on MBS, net	(24,796)
Unrealized gains on Caps, net	893
Unrealized gains on Swaps, net	1,557

Balance at June 30, 2005	(57,446)

Total Stockholders' Equity	$721,743

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004
(Dollars In Thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$31,040	$39,605
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchase premiums on MBS, net of accretion of discounts	25,965	22,920
Increase in interest receivable	(1,436)	(2,950)
Decrease in receivable under DRSPP	985	--
Increase in other assets and other	(299)	(551)
Increase in accrued expenses and other liabilities	2,150	1,151
Increase in accrued interest payable	26,258	6,743
Stock option expense	252	291

Net cash provided by operating activities	84,915	67,209

Cash Flows From Investing Activities:
Principal payments on MBS	1,186,236	965,924
Purchases of MBS	(1,425,284)	(1,979,679)
Amortization of premium cost for Caps	994	1,014
Amortization of mortgage principal for real estate	(102)	(93)
Cash recognized upon consolidation of subsidiary	--	258
Depreciation and amortization on real estate	378	397

Net cash used by investing activities	(237,778)	(1,012,179)

Cash Flows From Financing Activities:
Purchase of Caps	--	(2,395)
Net increase in borrowings under repurchase agreements	210,711	747,277
Net proceeds from issuances of common stock	2,998	142,592
Net proceeds from issuances of preferred stock	--	48,285
Dividends paid on common stock	(33,125)	(35,566)
Dividends paid on preferred stock	(4,080)	(756)

Net cash provided by financing activities	176,504	899,437

Net increase (decrease) in cash and cash equivalents	23,641	(45,533)
Cash and cash equivalents at beginning of period	68,341	139,707

Cash and cash equivalents at end of period	$91,982	$94,174

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Six Months Ended June 30,

(Dollars In Thousands)	2005	2004

	(Unaudited)
Net Income	$31,040	$39,605
Other Comprehensive Income:
Unrealized (losses) on MBS, net	(24,796)	(46,157)
Unrealized gains on Caps, net	893	1,336
Unrealized gains/(losses) on Swaps, net	1,557	(122)

Comprehensive income/(loss) before preferred stock dividends	$8,694	$(5,338)

Dividends on preferred stock	(4,080)	(756)

Comprehensive Income/(Loss)	$4,614	$(6,094)

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

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition at June 30, 2005 and results of operations for all periods presented have been made. The results of operations for the six-month period ended June 30, 2005 should not be construed as indicative of the results to be expected for the full year.

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

     (b) Mortgage Backed Securities

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

     The Company, to a very limited extent, also has investments in MBS for which the provisions of the Emerging Issues Task Force Consensus 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) applies. EITF 99-20 provides, among other things, how the Company is to recognize interest income from its purchased beneficial interests in securitized financial interests ("Beneficial Interests"), other than Beneficial Interests of high credit quality, sufficiently

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collateralized to ensure that the possibility of credit loss is remote or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment. When significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, the Company is to calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date, if any) and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. Accordingly, the MBS would be written down to fair value, the resulting change would be included in income and a new cost basis of the MBS established. At June 30, 2005, the Company had MBS rated below BBB with an estimated fair value/carrying value of $1.2 million and an amortized cost of $1.2 million. These MBS were purchased at a deep discount, with a portion thereof recorded as credit protection against future credit losses under various economic environments. Through June 30, 2005, the Company had not recognized any additional impairments or credit reserves against any of its MBS, other than credit related discounts discussed above.

     (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash in bank accounts and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

     (d) Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At June 30, 2005, 87.5% of the Company’s assets consisted of Agency MBS and related receivables, 10.5% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.3% were cash and cash equivalents; combined, these assets comprised 99.3% of the Company’s total assets. At June 30, 2005, the Company held MBS with a par value of approximately $6.3 million which were rated below AAA, of which approximately $1.5 million were rated BB and below (with $232,000 not rated). The MBS rated BB and below, including the non-rated MBS, were purchased at a discount, of which $341,000 reflects credit protection against future credit losses as of June 30, 2005.

     Other-than-temporary impairment losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise collateralizing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the historical magnitude and duration of the decline in market value, when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At June 30, 2005 and December 31, 2004, the Company had no assets on which an impairment charge had been made.

     (e) Real Estate Investments

     At June 30, 2005, the Company indirectly held 100% ownership interests in three multi-family apartment properties known as The Greenhouse, Lealand Place and Cameron at Hickory Grove (“Cameron”), all of which are consolidated with the Company. Each of these properties was acquired through tax-deferred exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6.)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

improvements are capitalized and depreciated over their useful life. The Company intends to hold its remaining real estate investments as long-term investments.

     (f) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under such repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of MBS decline due to scheduled monthly amortization and prepayments of principal on MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through June 30, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Service, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s Stockholders’ Equity. At June 30, 2005, the Company had repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $85.9 million. (See Note 7.)

     (g) Earnings per Common Share (“EPS”)

     Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive stock options outstanding using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 10.)

     (h) Comprehensive Income

     Comprehensive income for the Company includes net income, the change in net unrealized gains and losses on investments and certain derivative instruments reduced by dividends on preferred stock.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     (j) Derivative Financial Instruments/Hedging Activity

     The Company hedges through the use of derivative financial instruments, comprised of Caps and Swaps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” The Company carries all Hedging Instruments at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

     Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133. The Company discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate. Through June 30, 2005, the Company had not discontinued hedge accounting for any of its Hedging Instruments.

     The Company utilizes Hedging Instruments to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated single A or better by at least one of the Rating Agencies at the time of purchase. (See Note 5.)

     Interest Rate Caps

     In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. As long as the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income or loss. Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the Cap, if any, are reported as a reduction to interest expense. If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap. The maximum cost related to the Company’s Caps is limited to the original price paid to enter into the Cap.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income or loss as a separate component of stockholders’ equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income or loss until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized though earnings.

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

3. Related Parties

     (a) Advisory Services

     During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan I”). On November 7, 2003, Spartan I entered into a sub-advisory agreement, which was subsequently amended and restated on October 1, 2004, with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan I agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the three and six months ended June 30, 2005, the Company earned fees of $12,500 and $25,000, respectively, related to the sub-advisory services rendered by Spartan I to AFAAC. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of America First Companies L.L.C. (“AFC”), which owns 100% of the voting stock of AFAAC.

     (b) Property Management

     America First PM Group, Inc. (the “Property Manager”), a wholly-owned subsidiary of AFAI, provides property management services for each of the multi-family properties in which the Company holds investment interests. In the fourth quarter of 2004, the Property Manager acquired certain property management rights and other assets, including the contractual right to manage the Company’s multi-family property interests, from America First Properties Management Companies L.L.C., a wholly- owned subsidiary of AFC. The Property Manager receives a management fee equal to a stated percentage of the gross receipts generated by these properties equal to 3% of gross receipts, increasing to a maximum of 4% of gross receipts upon attaining certain performance goals. The Company paid fees for property management services of approximately $36,000 and $32,000, respectively, for the quarters ended June 30, 2005 and 2004 and approximately $70,000 and $65,000 for the six months ended June 30, 2005 and 2004, respectively. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC.

4. Mortgage-Backed Securities

     At June 30, 2005 and December 31, 2004, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party service or, if pricing

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

was not available for an MBS from such pricing service, the average of broker quotes was used to determine the estimated fair value of such MBS. The Company held MBS with an estimated fair value of $6.752 billion and $6.502 billion pledged as collateral against its borrowings under repurchase agreements at June 30, 2005 and December 31, 2004, respectively. The following table presents the carrying value of the Company's MBS as of June 30, 2005 and December 31, 2004.

	June 30, 2005

	Par Value	MBS Amortized Cost*	Carrying Value/ Estimated Market Value	Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$4,221,867	$4,312,723	$4,272,164	$(40,559)
Ginnie Mae Certificates	1,334,519	1,359,605	1,351,947	(7,658)
Freddie Mac Certificates	555,568	594,250	588,941	(5,309)
Non-Agency MBS:
AAA rated	738,505	751,215	746,771	(4,444)
AA rated	2,308	2,308	2,300	(8)
Single A rated	1,615	1,616	1,612	(4)
BBB rated	923	897	892	(5)
BB and below rated	1,269	1,068	1,148	80
Non-rated	232	86	86	--

	$6,856,806	$7,023,768	$6,965,861	$(57,907)

	December 31, 2004

	Par Value	MBS Amortized Cost*	Carrying Value/ Estimated Market Value	Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,999,461	$4,091,384	$4,067,878	$(23,506)
Ginnie Mae Certificates	1,430,568	1,457,554	1,454,450	(3,104)
Freddie Mac Certificates	692,092	734,164	729,866	(4,298)
Non-Agency MBS:
AAA rated	511,536	521,561	519,390	(2,171)
AA rated	2,324	2,324	2,315	(9)
Single A rated	1,627	1,628	1,619	(9)
BBB rated	930	903	898	(5)
BB and below rated	1,278	1,079	1,070	(9)
Non-rated	234	88	88	--

	$6,640,050	$6,810,685	$6,777,574	$(33,111)

     *Includes principal payment receivables.

     At June 30, 2005 and December 31, 2004, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $6.959 billion and $6.770 billion, respectively, and fixed-rate MBS with carrying values of approximately $7.0 million and $7.2 million, respectively.

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

     Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government or any of its agencies or any federally

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest credit rating given by Rating Agencies and indicates that the obligor’s capacity to meet its financial commitment on the obligation is extremely strong. Certain Non-Agency MBS may also be non-rated.

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at June 30, 2005 and December 31, 2004:

(In Thousands)	June 30, 2005	December 31, 2004

Principal balance (par value)	$6,856,806	$6,640,050
Principal payment receivables	26,013	25,799
Unamortized premium	141,573	145,483
Unaccreted discount	(283)	(306)

Net Purchase Premiums	141,290	145,177

Discount designated as a credit reserve	(341)	(341)

Gross unrealized gains	5,457	7,112
Gross unrealized losses	(63,364)	(40,223)

Net Unrealized Losses	(57,907)	(33,111)

Carrying value/estimated fair value	$6,965,861	$6,777,574

     At June 30, 2005, the Company had 281 MBS, with an amortized cost of $5.904 billion, that had unrealized losses for 12 months or more, all of which were Agency or AAA rated MBS. At June 30, 2005, these MBS had gross unrealized losses of $63.4 million.

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Unrealized Loss Position for:

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$2,427,478	$21,864	$1,280,033	$21,223	$3,707,511	$43,087
Ginnie Mae	567,507	4,720	490,881	5,271	1,058,388	9,991
Freddie Mac	132,164	620	306,075	5,167	438,239	5,787
AAA rated MBS	552,996	3,843	78,609	639	631,605	4,482
AA rated and below	4,889	17	--	--	4,889	17

Total temporarily impaired securities	$3,685,034	$31,064	$2,155,598	$32,300	$5,840,632	$63,364

     All of the Company’s MBS that had unrealized losses for more than 12 months were either Agency MBS, which have an implied AAA rating, or Non-Agency MBS that are rated AAA, as such none of the unrealized losses are considered to be credit related. In addition, the Company expects to retain such MBS in its portfolio. The Company did not sell any MBS during the six months ended June 30, 2005 or the six months ended June 30, 2004.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
(In Thousands)
Coupon interest on MBS	$75,112	$53,178	$147,659	$101,664
Premium amortization	(14,371)	(14,504)	(25,987)	(22,925)
Discount accretion	11	4	22	5

Interest income on MBS, net	$60,752	$38,678	$121,694	$78,744

5. Hedging Instruments/Hedging Activity

     In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through June 30, 2005, such instruments have been comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. To mitigate this exposure, the Company only enters into such transactions with financial institutions that have a long-term debt rating of, or to the extent applicable, have a parent or holding company with a long-term debt rating of, single A or better, as determined by one of the Rating Agencies. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

     The following table sets forth the impact of the Hedging Instruments on the Company’s Other Comprehensive Income for the three and six months ended June 30, 2005 and 2004, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004
(In Thousands)
Accumulated Other Comprehensive
Gain/(Loss) from Hedging Instruments:
Balance at beginning of period	$1,737	$(3,531)	$(1,989)	$(3,336)
Unrealized (losses)/gains on Hedging
Instruments, net	(1,276)	1,409	2,450	1,214

Balance at the end of period	$461	$(2,122)	$461	$(2,122)

     (a) Interest Rate Caps

     The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At June 30, 2005, the Company had seven Caps with an aggregate notional amount of $360.0 million purchased to hedge against increases in interest rates on $360.0 million of its current and/or anticipated 30-day term repurchase agreements. The Caps had an amortized cost of approximately $2.5 million and an estimated fair value of approximately $1.1 million at June 30, 2005, resulting in a net unrealized loss of approximately $1.4 million, which is included as a component of accumulated other comprehensive income or loss. If the 30-day LIBOR were to increase above the rate specified in the Cap during the effective term of the Cap, the Company would receive monthly payments from its Cap counterparty. For the three and six months ended June 30, 2005, the Company received payments of $6,000 from counterparties related to its Caps. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap and could incur a loss for the remaining unamortized premium cost of the Cap.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table sets forth the impact on the Company’s interest expense related to its Caps for the three and six months ended June 30, 2005 and 2004, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004
(In Thousands)
Premium Amortization on Caps	$565	$610	$995	$1,014
Payments received on Caps	(6)	--	(6)	--

Net Interest Expense related to Caps	$559	$610	$989	$1,014

     The following table presents information about the Company’s Caps at June 30, 2005:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)

(Dollars in Thousands)
Currently active	10 Months	3.61%	$210,000	$1,000	$438	$(562)
Forward start:
Within six months	18 Months	3.83	150,000	1,561	706	(855)
Six to nine months	--	--	--	--	--	--
Nine to 12 months	--	--	--	--	--	--
12 to 24 months	--	--	--	--	--	--

Weighted Average/Total	14 Months	3.70%	$360,000	$2,561	$1,144	$(1,417)

     (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap. At June 30, 2005, the 30-day LIBOR was 3.34%.

     (b) Interest Rate Swaps

     The Company’s Swaps are used to lock-in the fixed interest rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The following table presents information about the Company’s Swaps at June 30, 2005:

	Weighted Average Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently Active	16 Months	$265,000	3.33%	$1,878	$1,878

6. Real Estate Investments

     At June 30, 2005, the Company indirectly held 100% ownership interests in three multi-family apartment properties known as (i) The Greenhouse, a 127-unit multi-family apartment property located in Omaha, Nebraska; (ii) Lealand Place, a 192-unit apartment property located in Lawrenceville, Georgia; and (iii) Cameron, a 202-unit multi-family apartment complex in Charlotte, North Carolina.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Real estate investments, all of which are consolidated with the Company, were as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

(In Thousands)
Real Estate:
Land and buildings	$29,724	$30,017
Cash	635	428
Prepaid and other assets	432	509
Mortgages payable (1)	(22,652)	(22,686)
Accrued interest payable	(100)	(101)
Other payables	(222)	(327)

Net real estate related assets	$7,817	$7,840

     (1) Each of the three properties serves as collateral for its respective mortgage. The mortgages collateralized by The Greenhouse and Lealand Place are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. The mortgage collateralized by Cameron is, under certain limited circumstances, guaranteed by the Company. At June 30, 2005, these mortgages had fixed interest rates ranging from 6.87% to 8.08% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building improvements and, in January 2005, loaned Lealand Place $150,000 to fund operations. These loans remained outstanding at June 30, 2005 and are eliminated in consolidation.

     The following table presents the summary results of operations for the Company’s real estate investments, all of which are consolidated with the Company, for the three and six months ended June 30, 2005:

	Three Months	Three Months	Six Months	Six Months

	Ended June 30, 2005		Ended June 30, 2004

(In Thousands)
Revenue from operations of real estate	$1,017	$1,035	$2,050	$2,037
Interest expense for mortgages on real estate	(413)	(421)	(837)	(847)
Other real estate operations expense	(674)	(708)	(1,373)	(1,417)

	$(70)	$(94)	$(160)	$(227)

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At June 30, 2005, the Company had outstanding balances of $6.324 billion under 434 repurchase agreements with 14 separate lenders. Such repurchase agreements had a weighted average borrowing rate of 3.02% and a weighted average remaining contractual maturity of 6.5 months. At June 30, 2005, all of the Company’s borrowings were fixed-rate term repurchase agreements with original maturities that range from one to 36 months. At December 31, 2004, the Company had outstanding balances of $6.113 billion under 375 repurchase agreements with a weighted average borrowing rate of 2.32%. At June 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining contractual maturities:

	June 30, 2005	December 31, 2004
(In Thousands)
Within 30 days	$1,024,500	$996,200
>30 days to 3 months	921,600	1,024,859
>3 months to 6 months	1,578,311	1,376,773
>6 months to 12 months	2,008,732	1,158,300
>12 months to 24 months	790,600	1,556,900

	$6,323,743	$6,113,032

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Commitments and Contingencies

     (a) Lease Commitments

     At June 30, 2005, the Company had a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of: (i) $338,000 though July 31, 2005; (ii) $348,000 from August 1, 2005 through November 30, 2008 and (iii) $357,000 from December 1, 2008 through August 31, 2012. At June 30, 2005, the Company also had a lease for additional space at its corporate headquarters, which commenced in March of 2005 and will run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, the Company had a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York, which, among other things, provides for annual rent of $23,000.

     (b) Securities purchase commitments and other commitments

     At June 30, 2005, the Company had no commitments to purchase any investment securities or enter into any repurchase agreements, nor did it have any other significant commitments or contingencies.

9. Stockholders’ Equity

     (a) Dividends on Preferred Stock

     The following table presents cash dividends declared by the Company on its preferred stock from April 27, 2004 (the date on which such securities were originally issued) through June 30, 2005:

Declaration Date	Record Date	Payment Date	Dividend Per share

May 20, 2005	June 1, 2005	June 30, 2005	$0.53125
February 18, 2005	March 1, 2005	March 31, 2005	0.53125
November 19, 2004	December 1, 2004	December 31, 2004	0.53125
August 24, 2004	September 1, 2004	September 30, 2004	0.53125
May 27, 2004	June 4, 2004	June 30, 2004	0.37780	(1)

     (1) Represents dividend for the period of April 27, 2004 through June 30, 2004.

     (b) Dividends/Distributions on Common Stock

     The following table presents cash dividends declared by the Company on its Common Stock from January 1, 2004 through June 30, 2005:

Declaration Date	Record Date	Payment Date	Dividend Per share

2005
April 1, 2005	April 12, 2005	April 29, 2005	$0.180

2004
December 16, 2004	December 27, 2004	January 31, 2005	0.220
October 4, 2004	October 12, 2004	October 29, 2004	0.230
July 1, 2004	July 12, 2004	July 30, 2004	0.250
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)

     (1) Includes a special dividend of $0.01.

     On July 1, 2005, the Company declared a dividend on its Common Stock for the second quarter of 2005 of $0.125, payable on July 29, 2005 to stockholders of record on July 12, 2005. (See Note 13.)

     (c) Shelf Registrations

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the SEC declared this shelf registration statement effective. At June 30, 2005, the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company had $8.7 million remaining on this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of Common Stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At June 30, 2005, the Company had $244.1 million available under this shelf registration statement.

     On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional Common Stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of Common Stock. At June 30, 2005, 9.5 million shares of Common Stock remained available for issuance pursuant to the DRSPP shelf registration statement.

     On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional Common Stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of Common Stock.

     (d) DRSPP

     Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of Common Stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the six months ended June 30, 2005, the Company had issued 368,702 shares through the DRSPP raising net proceeds of $3.0 million. Since the inception of the DRSPP through June 30, 2005, the Company issued 8,726,004 shares raising net proceeds of $110.8 million.

     (e) Controlled Equity Offering Program

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of Common Stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through June 30, 2005, the Company sold 1,833,215 shares of Common Stock in at-the-market transactions through this program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issue any shares through the CEO Program during the six months ended June 30, 2005.

10. Common Stock EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of Common Stock outstanding used in calculating basic and diluted EPS for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

(In Thousands)
Weighted average shares outstanding - basic	82,385	76,214	82,315	72,562
Add effect of assumed shares issued under
treasury stock method for stock options	33	46	37	63

Weighted average shares outstanding - diluted	82,418	76,260	82,352	72,625

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$5,457	$7,112
Unrealized (losses)	(63,364)	(40,223)

	(57,907)	(33,111)

Hedging Instruments:
Unrealized (losses) on Caps	(1,417)	(2,310)
Unrealized gains on Swaps	1,878	321

	461	(1,989)

Accumulated other comprehensive (loss)	$(57,446)	$(35,100)

12. 2004 Equity Compensation Plan, Employment Agreements and Other Benefit Plans

     (a) 2004 Equity Compensation Plan

     During the second quarter of 2004, the Company adopted, with the approval of the Company’s stockholders, the 2004 Plan. The 2004 Plan amended and restated the 1997 Plan.

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

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of Common Stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of Common Stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At June 30, 2005, the Company had an aggregate of 962,000 shares subject to outstanding stock option awards, of which 681,000 were exercisable. Unless previously terminated by the Board, Option awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

     A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the cash dividend distributions paid on a share of Common Stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on a DER granted with respect to incentive stock options (“ISOs”) are charged to Stockholders’ Equity when declared and dividends paid on DERs granted with respect to non-qualified stock options are charged to earnings when declared. At June 30, 2005, there were 960,750 DERs outstanding, of which 702,250 were vested.

     Pursuant to Section 422 of the Code, in order for Options granted under the 2004 Plan and vesting in any one calendar year to qualify as ISOs for tax purposes, the market value of the Common Stock, as determined on the date of grant, to be received upon exercise of such Options shall not exceed $100,000 during any such calendar year. The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Common Stock on the date of grant. In addition, the exercise price for all other Options issued under the 2004 Plan may not be less than the fair market value on the date of grant. Each Option is exercisable after the vesting period or periods specified in the award agreement and options generally do not exceed ten years from the date of grant. Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     At June 30, 2005, the Company had 281,000 Options outstanding that were not yet vested. These unvested Options, which are scheduled to vest through February 1, 2007, had a weighted average vesting period of approximately nine months. During the six months ended June 30, 2005, 125,000 Options expired unexercised and no Options were granted or exercised.

     (b) Employment Agreements

     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions, subject to certain events.

     (c) Deferred Compensation Plans

     On December 19, 2002, the Board adopted the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the Common Stock. Deferred accounts increase or decrease in value as would equivalent shares of the Common Stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974, as amended and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At June 30, 2005 and December 31, 2004, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

	June 30, 2005	December 31, 2004
(In Thousands)
Directors’ deferred	$423	$282
Officers’ deferred	254	127

	$677	$409

     (d) Savings Plan

     Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,000. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%.

13. Subsequent Events

     Common Stock Dividend Declared

     On July 1, 2005, the Company declared a dividend on its Common Stock for the second quarter of 2005 of $0.125, payable on July 29, 2005 to stockholders of record on July 12, 2005. The total dividend of $10.3 million will be paid on July 29, 2005.

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

     The Company’s total assets were $7.128 billion at June 30, 2005, compared to $6.914 billion at December 31, 2004. At June 30, 2005, 99.3% of the Company’s assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. At June 30, 2005, the Company also had indirect interests in three multi-family apartment properties, containing a total of 520 rental units, located in Georgia, North Carolina and Nebraska, and $6.0 million of Non-Agency MBS rated below AAA and Hedging Instruments.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company, and primarily depend on, among other things, the level of the Company’s net interest income, the market value of its assets and the supply of, and demand for, MBS assets. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs and prepayment speeds on the Company’s MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the Constant Prepayment Rate (“CPR”), vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. For the Company, increases in interest rates, in general, may over time cause: (i) the cost of borrowings to increase; (ii) the value of the Company’s MBS portfolio and stockholders’ equity to decline; (iii) prepayments on the MBS portfolio to slow, thereby reducing the cost of premium amortization; and (iv) coupons on the MBS assets to reset to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) coupons on the MBS assets to reset to lower interest rates; (iii) the cost of borrowings to decrease; and (iv) the value of the MBS portfolio and stockholders’ equity to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness. Recent and anticipated increases in the fed funds rate are expected to continue to increase the cost of MFA’s liabilities at a more rapid pace than the yield on its assets, leading to a further narrowing of spreads in the second half of 2005. The Company anticipates that spreads should rebound after this cycle of fed funds rate increases ends. However, recent declines in ten-year treasury yields during the second quarter of 2005 are believed to have contributed to the increase in MBS prepayments during the second quarter of 2005, and, as a result, MFA’s premium amortization expense increased during the second quarter of 2005, as compared to the first quarter of 2005. In addition, due to the flattening yield curve and the availability of lower monthly payment interest-only mortgages and other alternative mortgage products, MFA’s prepayment rates are expected to remain at elevated levels in the third quarter further impacting already narrowed spreads.

     The Company expects that over time ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with June 30, 2005, the quarterly CPR on the Company’s MBS portfolio ranged from a low of 22.9% to a high of 41.2%, with an average quarterly CPR of 28.9%. At June 30, 2005, the Company had net purchase premiums of $141.3 million, or

2.06% of current par value, compared to $145.2 million of net purchase premiums, or 2.19% of principal balance, at December 31, 2004.

     Over the past five years, MFA’s quarterly net spreads have averaged 1.35%, varying from a low of 0.30% to a high of 2.15%. Since the second quarter of 2004, the spreads between short-term and long-term benchmark interest rates have narrowed significantly (i.e., a flattening of the yield curve). In addition to the rising interest rate environment, this trend has, and is expected to continue to, negatively impact the Company’s net interest income, interest rate spread and net interest margin, key determinants of the Company’s net income.

     The following table presents the quarterly average of certain benchmark interest rates over the last five quarters:

Quarter Ended	30 Day LIBOR	6 Month LIBOR	12 Month LIBOR	1 Year CMT (1)	2 Year Treasury	10 Year Treasury

June 30, 2005	3.11%	3.50%	3.76%	3.34%	3.63%	4.15%
March 31, 2005	2.64	3.08	3.43	3.07	3.44	4.30
December 31, 2004	2.14	2.48	2.76	2.47	2.81	4.17
September 30, 2004	1.60	1.97	2.33	2.08	2.53	4.29
June 30, 2004	1.15	1.55	2.01	1.78	2.43	4.58

     (1) CMT – constant maturity treasury.

     The operating results of the Company depend, to a great extent, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other assets, comprised primarily of interests in multi-family apartment properties, Non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at June 30, 2005, such assets, nonetheless, have the potential of materially impacting the Company’s operating performance in future periods.

     The Company, through wholly-owned subsidiaries, currently provides investment advisory services to third-party investors with respect to their MBS portfolio investments. Commencing in June 2005, MFA Spartan II, LLC (“Spartan II”), an indirect wholly-owned subsidiary of the Company, began to act as investment advisor in connection with Adjustable Rate MBS Trust (TSX:ADJ.UN), a newly-formed Canadian investment trust (the “Canadian Fund”). In June and July of 2005, the Canadian Fund completed its initial public offering of 5,360,000 trust units, including units sold upon exercise of the underwriters’ over-allotment option, raising an aggregate of CDN$134 million (US$102 million) in Canada. The Canadian Fund will obtain exposure to the performance of a portfolio primarily consisting of adjustable rate and hybrid MBS issued or guaranteed by an agency of the U.S. Government, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac, and other MBS rated “AAA.” In addition, the Company, through MFA Spartan I, continues to provide third-party advisory services as a sub-advisor to AFAI with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. The Company earned aggregate fees of $19,000 and $32,000 related to such businesses during the three and six months ended June 30, 2005, respectively. The investment advisory services being provided to the Canadian Fund is expected to increase the Company’s advisory income for the remainder of 2005; however, the amount of which is not currently expected to have a material impact to the Company.

     The Company continues to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, among other things, the acquisition and securitization of ARMs, the expansion of third-party advisory services, and the creation and/or acquisition of a third-party asset management business to complement the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact the Company.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2005 Compared to the Three Month Period Ended June 30, 2004

     Net income decreased to $12.2 million for the quarter ended June 30, 2005 compared to net income of $17.7 million for the quarter ended June 30, 2004, or a decrease of 31.3%, while net income available to common stockholders decreased by $6.8 million, or 40.3%. Basic and diluted earnings per common share decreased to $0.12 for the quarter ended June 30, 2005, from $0.22 per share for the quarter ended June 30, 2004.

     Interest income for the second quarter of 2005 increased by $22.3 million, or 57.4%, to $61.1 million compared to $38.8 million earned during the second quarter of 2004. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during 2004. Excluding changes in market values, the Company’s average investment in MBS (excluding mark to market adjustments) increased by $1.516 billion, or 27.5%, to $7.036 billion for the second quarter of 2005 from $5.519 billion for the second quarter of 2004. In addition, the net yield on the MBS portfolio increased to 3.45% for the second quarter of 2005, from 2.80% for the second quarter for 2004. This increase primarily reflects an increase in the gross yield (i.e., stated coupon) on the MBS portfolio of 39 basis points to 4.48% for the second quarter of 2005 from 4.09% for the second quarter of 2004 and a 26 basis point reduction in the cost of net premium amortization to 86 basis points, compared to 112 basis points for the second quarter of 2004. The decrease in the cost of premium amortization reflects the decrease in the CPR to 29.1% for the second quarter of 2005 from 32.4% CPR for the second quarter of 2004. However, the CPR during the second quarter of 2005 increased from the CPR experienced for the first quarter of 2005.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

June 30, 2005	4.48%	(0.09)%	(0.86)%	(0.08)%	3.45%
March 31, 2005	4.36	(0.09)	(0.70)	(0.06)	3.51
December 31, 2004	4.25	(0.09)	(0.78)	(0.07)	3.31
September 30, 2004	4.11	(0.09)	(0.94)	(0.08)	3.00
June 30, 2004	4.09	(0.09)	(1.12)	(0.08)	2.80

     The following table presents the CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

June 30, 2005	29.1%
March 31, 2005	24.1
December 31, 2004	26.0
September 30, 2004	29.0
June 30, 2004	32.4

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $219,000 to $390,000 for the second quarter of 2005 from $171,000 for the second quarter of 2004. The Company’s average cash investments earned an average yield of 2.74% for the second quarter of 2005, compared to 0.77% for the second quarter of 2004, reflecting the increase in short-term interest rates, while the average invested in such assets decreased by $31.9 million, to $57.2 million for the second quarter of 2005 compared to $89.1 million for the second quarter of 2004. In general, the Company manages its cash investments to meet the needs of its investing, financing and operating requirements.

     The following table provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
June 30, 2005	$7,035,784	$60,752	$57,180	$61,142	3.45%	$6,312,122	$46,508	2.96%	$14,634
March 31, 2005	6,945,280	60,942	57,935	61,239	3.50	6,234,969	39,766	2.59	21,473
December 31, 2004	6,531,922	54,003	51,189	54,267	3.30	5,849,657	31,836	2.17	22,431
September 30, 2004	5,622,860	42,210	57,972	42,415	2.99	5,000,688	21,959	1.75	20,456
June 30, 2004	5,519,266	38,678	89,099	38,849	2.77	4,965,493	18,952	1.53	19,897

(1) Does not reflect unrealized gains and losses.

     Interest expense for the second quarter of 2005 increased by 145.4% to $46.5 million, from $19.0 million for the second quarter of 2004. The Company’s average liability under repurchase agreements increased by $1.347 billion, or 27.1%, to $6.312 billion for the second quarter of 2005, from $4.965 billion for the second quarter of 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during 2004. The Company’s cost of borrowings increased to 2.96% for the second quarter of 2005, compared to 1.53% for the second quarter of 2004, reflecting the increase in short-term market interest rates. The cost of the Company’s Hedging Instruments increased to $738,000 from $610,000 for the second quarter of 2004. The Company’s cost of Hedging Instruments, which is a component of the cost of funds, added five basis points to the Company’s borrowing costs for each of the quarters ended June 30, 2005 and June 30, 2004. The Company’s Hedging Instruments result in additional interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2j and 5 to the accompanying Consolidated Financial Statements, included under Item 1.) The Company expects that the recent and anticipated increases in market interest rates will cause the Company’s cost of funding to continue to increase during the remainder of 2005.

     For the quarter ended June 30, 2005, the Company’s net interest income decreased by $5.3 million, to $14.6 million, from $19.9 million for the quarter ended June 30, 2004 reflecting growth in the Company’s MBS portfolio and repurchase agreements and impact of the increase in interest rates, along with the flattening of the yield curve. The Company’s net interest spread and net interest margin decreased to 0.49% and 0.82%, respectively, for the quarter ended June 30, 2005, compared to 1.24% and 1.41%, respectively, for the quarter ended June 30, 2004.

     For the quarter ended June 30, 2005, other income of $1.0 million was primarily comprised of revenue from operations of real estate. Net of real estate related expenses, these properties generated net losses of $70,000 and $94,000 for the three months ended June 30, 2005 and June 30, 2004, respectively. The Company does not anticipate that the net result from operations of its real estate investments will have a significant impact on the future results of the Company. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) Commencing in June 2005, Spartan II began to act as investment advisor in connection with the Canadian Fund. In June and July of 2005, the Canadian Fund completed its initial public offering of 5,360,000 trust units, including units sold upon exercise of the underwriters’ over-allotment option, raising an aggregate of CDN$134 million (US$102 million) in Canada. The Company expects its revenue from advisory services to increase over time as a result of managing the Canadian Fund.

     For the second quarter of 2005, the Company incurred operating and other expense of $3.5 million, which includes an aggregate of $1.1 million of operating expenses and mortgage interest for its three remaining real estate investments. The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $2.4 million for the second quarter of 2005, or 0.14% of average assets, compared to $2.1 million, or 0.15% of average assets, for the second quarter of 2004. The increase in compensation and benefits primarily reflects increases in compensation rates and the cost of additional hires made during 2004 to meet the needs of the Company as it continued to grow. Other general and administrative expense, are comprised primarily of fees for professional services, including legal and accounting fees, the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. In connection with the Company’s asset growth and increase in personnel during the past two years, the Company leased additional office space in New York, New York during the first quarter of 2005.

Six-Month Period Ended June 30, 2005 Compared to the Six-Month Period Ended June 30, 2004

     Net income decreased to $31.0 million for the six months ended June 30, 2005 compared to net income of $39.6 million for the six months ended June 30, 2004, while net income available to common stockholders decreased by $11.9 million, or 30.6%. Basic and diluted earnings per common share decreased to $0.33 for the six months ended June 30, 2005, from $0.54 and $0.53 per basic and diluted share, respectively, for the six months ended June 30, 2004.

     Interest income for the six months ended June 30, 2005 increased by $43.3 million, or 54.8%, to $122.4 million compared to $79.1 million for the first six months in 2004. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during 2004. Excluding changes in market values, the Company’s average investment in MBS increased by $1.777 billion, or 34.1%, to $6.991 billion for the first six months of 2005 from $5.214 billion for the first six months of 2004. In addition, the net yield on the MBS portfolio increased to 3.48% for the first six months of 2005 from 3.02% for the first six months of 2004. The increase to the net yield on MBS primarily reflects the increase in the gross yield on the MBS portfolio of 32 basis points to 4.43% for the first six months of 2005 from 4.11% for the first six months of 2004, and to a lesser extent, a 15 basis point reduction in the cost of net premium amortization on the MBS portfolio, to 78 basis points for the first six months of 2005 from 93 basis points for the comparable 2004 period. The decrease in the cost of premium amortization during the first six months of 2005 reflects the lower CPR experienced by the Company on its MBS portfolio during the current six month period compared to the first six months of 2004.

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $349,000 to $687,000 for the first six months of 2005 from $338,000 for the first six months of 2004. The Company’s average cash investments earned an average yield of 2.41% for the first six months of 2005, compared to 0.77% for first six months of 2004, reflecting the increase in short-term interest rates, while the average in such assets decreased by $30.1 million, to $57.6 million for the first six months of 2005 compared to $87.7 million for the first six months of 2004. In general, the Company manages its cash investments to meet the needs of its investing, financing and operating requirements.

     Interest expense for the first six months of 2005 increased by 145.8% to $86.3 million, from $35.1 million for the first six months of 2004, while the average balance of repurchase agreements for the first six months of 2005 increased by 33.1% to $6.274 billion, from $4.712 billion for the first six months of 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during 2004. The Company’s cost of borrowings increased to 2.77% for the first six months of 2005, compared to 1.50% for the first six months of 2004; primarily reflecting the increase in short-term market interest rates. The cost of the Company’s Hedging Instruments increased to $1.6 million, which added five basis points to the cost of funds, for the first six months of 2005, from $1.0 million, or four basis points, for the first six months of 2004. (See Notes 2k and 5 to the accompanying Consolidated Financial Statements, included under Item 1.) In general, the Company’s interest-bearing liabilities tend to reprice faster than the Company’s interest-earning assets. As a result, the recent increases in market interest rates has resulted in the trend of funding costs increasing by a greater amount than has the Company’s interest-earning assets.

     For the six months ended June 30, 2005, the Company’s net interest income decreased by $7.9 million, to $36.1 million, from $44.0 million for the six months ended June 30, 2004, reflecting growth in the Company’s MBS portfolio and repurchase agreements and impact of the increase in interest rates, along with the flattening of the yield curve. The Company’s net interest spread and net interest margin decreased to 0.70% and 1.00%, respectively, for the six months ended June 30, 2005, compared to 1.48% and 1.65%, respectively, for the first six months of 2004.

     Other income decreased by $129,000, primarily reflecting a non-recurring property tax rebate realized in 2004, to $2.1 million for the first six months of 2005, from $2.2 million for the first six months of 2004. The Company, through a subsidiary, commenced operating as an investment advisor to the Canadian Fund in late June 2005 and therefore expects its advisory income to grow during the remainder of 2005. Other income is primarily comprised of consolidated revenue from operations of the Company’s three real estate investments; net of related expenses, these properties generated net losses of $160,000 and $227,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. The Company has reduced its investments in real estate over time, such that the operations of its remaining three real estate investments are not expected to have a significant impact on the future results of the operations of the Company.

     During the first six months of 2005, the Company incurred operating and other expense of $7.1 million, which includes real estate operating expenses and mortgage interest of $2.2 million related to its three real estate investments. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $4.9 million for the first six months of 2005, or 0.14% of average assets, compared to $4.3 million, or 0.16% of average assets, for the first six months of 2004. The increase in compensation and benefits primarily reflects increases in compensation rates and the cost of additional hires made during 2004 to meet the needs of the Company as it continues to grow and explore strategic business opportunities to complement its existing core business. Other general and administrative expense, which were $1.9 million for the first six months of 2005 compared to $1.5 million for the first six months of 2004, are comprised primarily of fees for professional services, including legal and accounting fees, the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company’s most significant uses of cash include purchases of MBS and dividend payments on its capital stock. In addition, the Company also uses cash to fund operations, enter into hedging transactions and make such other investments that it considers appropriate.

     Borrowings under repurchase agreements were $6.324 billion at June 30, 2005 compared to $6.113 billion at December 31, 2004. At June 30, 2005, repurchase agreements had a weighted average borrowing rate of 3.02%, on loan balances of between $300,000 and $145.0 million. The Company’s repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral.

     During the six months ended June 30, 2005, principal payments on MBS generated cash of $1.186 billion and operations provided $85.0 million. As part of its core investing activities, during the six months ended June 30, 2005, the Company acquired $1.425 billion of MBS, all of which were either Agency MBS or AAA rated. During the six months ended June 30, 2005, the Company declared and paid dividends on its Common Stock of $33.1 million and, on July 1, 2005, declared dividends on its Common Stock of $10.3 million, which will be paid on July 29, 2005 to stockholders of record on July 12, 2005. During the six months ended June 30, 2005, the Company also declared and paid dividends on its preferred stock of $4.1 million.

     While the Company generally intends to hold its investments in MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company did not sell any MBS during the quarters ended June 30, 2005 or June 30, 2004.

     The Company employs diverse capital raising strategy involving the issuance of both common and preferred stock. At June 30, 2005, the Company had an aggregate of $252.8 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of Common Stock and/or preferred stock pursuant to these registration statements. In addition, at June 30, 2005, the Company had approximately 9.5 million shares of Common Stock available under its DRSPP shelf registration statement on Form S-3 for issuance in connection with the DRSPP.

     To the extent the Company raises additional equity capital from future capital market transactions, the Company currently anticipates using the net proceeds for general corporate purposes, including, among other things, the acquisition of additional MBS consistent with its investment policy and the repayment of its repurchase agreements. The Company may also consider acquiring other assets consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

     In order to reduce interest rate risk exposure, the Company may enter into Hedging Instruments (i.e., derivative financial instruments), such as Caps and Swaps. The Company’s Caps and Swaps are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR term repurchase agreements. During the six months ended June 30, 2005, the Company did not purchase any Caps and had $100.0 million of Caps that expired. The Company’s Caps, which had an aggregate notional amount of $360.0 million at June 30, 2005, will generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Caps. During the six months ended June 30, 2005, the Company received payments of $6,000 related to its Caps. At June 30, 2005, the Company had Swaps with an aggregate notional amount of $265.0 million, with maturities extending through February 2, 2007. Pursuant to the Swaps outstanding at June 30, 2005, the Company was required to pay a weighted average fixed rate of 3.33% and receive a variable rate based on 30-day LIBOR. (See Note 5 to the accompanying Consolidated Financial Statements, included under Item 1.)

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS collateralizing its repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors and principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS. From time to time, the Company may have restricted cash which represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the outstanding balance of such repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through June 30, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should market interest rates and/or prepayment speeds on the mortgages underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and this quarterly report on Form 10-Q for the quarter ended June 30, 2005. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain (i) at least 55% of its assets in Qualifying Interests (the “55% Test”) and (ii) at least 80% of its assets in real estate related assets (including Qualifying Interests) (the “80% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with both of the 55% Test and the 80% Test in order to maintain its exempt status under the Investment Company Act. As of June 30, 2005, the Company had determined that it was in and had maintained compliance with both of the 55% Test and the 80% Test.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”) and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS, which include hybrid MBS, which have interest rates that are fixed for a specified period and, thereafter, generally reset annually. The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with June 30, 2005, the CPR on the Company’s MBS portfolio ranged from a low of 41.2% to a high of 22.9%, with an average quarterly CPR of 28.9%.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity of its ARM-MBS portfolio to changes in interest rates. In measuring its assets-to-borrowings repricing gap (the “Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of June 30, 2005, was approximately 17 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was approximately seven months, resulting in Repricing Gap of ten months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of June 30, 2005, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of approximately 25 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of approximately seven months, resulting in a Repricing Gap of approximately 18 months. Based on historical results, the Company believes that applying a 25% CPR assumption provides a reasonable approximation of the Repricing Gap for the Company’s ARM-MBS portfolio over time.

     The Company’s financing obligations are generally in the form of repurchase agreements with remaining terms of two years or less. Upon contractual maturity or an interest-reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year CMT rate or LIBOR, while its debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At June 30, 2005, the Company had 44.11% of its ARM-MBS portfolio repricing from the one-year CMT index, 54.35% repricing from the one-year LIBOR index, 1.24% repricing from the 11th District Cost of Funds Index (“COFI”) and 0.30% repricing from the 12 month CMT moving average.

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

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At June 30, 2005, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming a CPR of 25%; however, actual prepayment speeds could vary significantly such assumptions. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive, or the Company’s Hedging Instruments.

     The following table presents the Company’s interest rate risk using the gap methodology applying a 25% CPR at June 30, 2005:

	At June 30, 2005

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable Rate - MBS	$1,042,671	$2,469,995	$1,549,245	$1,097,136	$799,832	$6,958,879
Fixed-Rate - MBS	--	--	--	--	6,982	6,982
Cash	91,982	--	--	--	--	91,982

Total interest-earning assets	$1,134,653	$2,469,995	$1,549,245	$1,097,136	$806,814	$7,057,843

Interest-Bearing Liabilities:
Repurchase agreements	$1,946,100	$3,587,043	$790,600	$--	$--	$6,323,743
Mortgage loans	--	--	--	--	22,652	22,652

Total interest-bearing liabilities	$1,946,100	$3,587,043	$790,600	$--	$22,652	$6,346,395

Gap before Hedging Instruments	$(811,447)	$(1,117,048)	$758,645	$1,097,136	$784,162	$711,448
Notional Amounts of Swaps	265,000	--	--	--	--	265,000

Cumulative Difference Between
Interest-Earnings Assets and
Interest Bearing Liabilities after
Hedging Instruments	$(546,447)	$(1,663,495)	$(904,850)	$192,286	$976,448

     As part of its overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At June 30, 2005, the Company had Caps with an aggregate notional amount of $360.0 million, of which $210.0 million were active, and Swaps with a notional amount of $265.0 million, all of which are active. To date, the Company has not received any payments under any of its Hedging Instruments. The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated statements of financial condition. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

     Substantially all of the Company’s investment securities are designated as “available-for-sale” assets. As such, they are carried at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income or loss, a component of stockholders’ equity. (See Note 11 to the accompanying Consolidated Financial Statements, included under Item 1.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that at June 30, 2005, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of the Company’s MBS are generally not credit-related. To a limited extent the Company is exposed to credit-related market value risk as the Company. At June 30, 2005, the Company held Non-Agency MBS with an aggregate par value of approximately $6.3 million (carrying value of approximately $6.0 million) that were rated below AAA, of which $232,000 were non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS collateralizing its repurchase agreements decreases, the Company may receive margin calls from its repurchase agreement counterparties (i.e., lenders) for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding Common Stock and preferred stock.

LIQUIDITY RISK

     The primary liquidity risk for the Company arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the guidelines established by the Company’s operating policies, maturities are not required to be, nor are they, matched.

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At June 30, 2005, the Company had cash and cash equivalents of $92.0 million and unpledged securities of $211.6 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At June 30, 2005, the gross unamortized premium for ARM-MBS for financial accounting purposes was $141.3 million (2.06% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $139.2 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in the Company’s investment portfolio on June 30, 2005. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+1.00%	(53.29%)	(1.51%)
+0.50%	(25.80%)	(0.59%)
-0.50%	28.33%	0.27%
-1.00%	56.90%	0.21%

     Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the Company’s interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the table and changes in interest rates over any period could be greater than the changes in interest rates shown in the above table.

     The table quantifies the potential changes in net interest income and portfolio value should interest rates immediately change (“Shock”). The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest-rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.86 and effective convexity (i.e., approximates the change in duration relative to the change in interest rates) of (1.30). Duration and convexity can change significantly over time, the timing and severity of which are primarily driven by changes and volatility in the interest rate environment. The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of the Company’s repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge such repurchase agreements. The Company’s asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 16.80% decrease in the CPR of the MBS portfolio.

Item 4. Controls and Procedures

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 13, 2005, the Company held its 2005 Annual Meeting of Stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class I directors to serve on the Board until the 2008 Meeting of Stockholders; and (ii) ratifying the appointment of Ernst & Young LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2005. The total number of shares of Common Stock entitled to vote at the Meeting was 82,385,443, of which 77,279,765 shares, or 93.8%, were present in person or by proxy.

     The following sets forth the results of the election of directors:

Name of Class I Nominees	For	Withheld
Stephen R. Blank	76,323,957	955,808
Edison C. Buchanan	76,589,096	690,669

     There was no solicitation in opposition to the foregoing nominees by stockholders. The term of office of Stephen Blank and Edison Buchanan continued after the Meeting.

     The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by the stockholders with 76,555,846 votes “For,” 501,923 votes “Against” and 221,996 votes “Abstained.”

     Further information regarding the proposals is contained in the Company’s Proxy Statement, dated April 14, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

4.1 Specimen of Common Stock Certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the 1933 Act (Commission File No. 333-46179)).

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

10.3 Employment Agreement of Ronald A. Freydberg, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.6 2004 Equity Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, dated July 21, 2004, filed by the Registrant pursuant to the 1933 Act (Commission File No. 333-106606)).

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

10.9 Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.10 Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.11 Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: July 27, 2005	MFA MORTGAGE INVESTMENTS, INC.

	By: /s/	Stewart Zimmerman
Stewart Zimmerman
President and Chief Executive Officer

	By: /s/	William S. Gorin
William S. Gorin
Executive Vice President
Chief Financial Officer (Principal Financial Officer)

	By: /s/	Teresa D. Covello
Teresa D. Covello
Senior Vice President
Chief Accounting Officer and Treasurer (Principal Accounting Officer)