Form 10-Q
period 2005-09-30
MFA MORTGAGE INVESTMENTS
filed 2005-11-03
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

     81,661,343 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2005.

TABLE OF CONTENTS

PART I
Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2005
(Unaudited) and December 31, 2004

Consolidated Statements of Income (Unaudited) for the Three and Nine
Months Ended September 30, 2005 and September 30, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited))
for the Nine Months Ended September 30, 2005

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
Ended September 30, 2005 and September 30, 2004

Consolidated Statements of Comprehensive Income/(Loss) (Unaudited) for the
Nine Months Ended September 30, 2005 and September 30, 2004

Notes to the Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II
Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Amounts)	September 30, 2005	December 31, 2004

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) (Note 4)	$6,306,254	$6,777,574
Cash and cash equivalents	132,834	68,341
Accrued interest receivable	25,753	26,428
Interest rate cap agreements (“Caps”) (Note 5)	2,134	1,245
Swap agreements (“Swaps”) (Note 5)	2,991	321
Real estate investments (Note 6)	29,564	30,017
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and
Dividend Reinvestment Plan (“DRSPP”) (Note 9)	--	985
Prepaid and other assets	1,839	1,584

	$6,508,558	$6,913,684

Liabilities:
Repurchase agreements (Note 7)	$5,741,132	$6,113,032
Accrued interest payable	65,412	28,351
Mortgages payable on real estate	22,602	22,686
Dividends payable	--	18,170
Accrued expenses and other liabilities	5,934	2,611

	5,835,080	6,184,850

Commitments and Contingencies (Notes 4 and 8 )

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000 shares authorized; 3,840 shares issued and
outstanding at September 30, 2005 and December 31, 2004 ($96,000
aggregate liquidation preference) (Note 9)	38	38
Common stock, $.01 par value; 370,000 shares authorized;
82,063 and 82,017 shares issued and outstanding at September 30, 2005
and December 31, 2004, respectively (Note 9)	821	820
Additional paid-in capital	781,755	780,406
Accumulated deficit	(11,481)	(17,330)
Accumulated other comprehensive loss (Note 11)	(97,655)	(35,100)

	673,478	728,834

	$6,508,558	$6,913,684

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
(In Thousands, Except Per Share Amounts)
	(Unaudited)
Interest Income:

MBS income	$56,396	$42,210	$178,090	$120,954
Interest income on cash investments	1,135	205	1,822	543

Total Interest Income	57,531	42,415	179,912	121,497

Interest Expense	49,060	21,959	135,334	57,052

Net Interest Income	8,471	20,456	44,578	64,445

Other Income:
Revenue from operations of real estate	1,079	1,031	3,129	3,068
Gain on sale of securities	10	371	10	371
Miscellaneous other income, net	93	7	125	181

Total Other Income	1,182	1,409	3,264	3,620

Operating and Other Expense:
Compensation and benefits	1,346	1,368	4,399	4,187
Real estate operating expense	742	739	2,115	2,156
Mortgage interest on real estate	423	426	1,260	1,273
Other general and administrative expense	871	684	2,757	2,196

Total Operating and Other Expense	3,382	3,217	10,531	9,812

Net Income	$6,271	$18,648	$37,311	$58,253

Less: Preferred Stock Dividends	2,040	1,062	6,120	1,818

Net Income Available to Common Stockholders	$4,231	$17,586	$31,191	$56,435

Earnings Per Share of Common Stock:
Earnings per share – basic	$0.05	$0.22	$0.38	$0.76
Weighted average shares outstanding – basic	82,342	78,607	82,324	74,591

Earnings per share – diluted	$0.05	$0.22	$0.38	$0.76
Weighted average shares outstanding – diluted	82,370	78,653	82,359	74,640

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005

(In Thousands, Except Per Share Amounts)	(Unaudited)

8.50% Series A Cumulative Redeemable Preferred Stock – Liquidation
Preference $25.00 Per Share:
Balance at December 31, 2004 (3,840 shares)	$38

Balance at September 30, 2005 (3,840 shares)	38

Common Stock, Par Value $0.01:
Balance at December 31, 2004 (82,017 shares)	820
Issuance of 368 shares	4
Repurchase of 322 shares	(3)

Balance at September 30, 2005 (82,063 shares)	821

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2004	780,406
Issuance of common stock, net of expenses	2,994
Repurchase of common stock	(2,019)
Compensation expense for common stock options	374

Balance at September 30, 2005	781,755

Accumulated Deficit:
Balance at December 31, 2004	(17,330)
Net income	37,311
Dividends declared on common stock	(25,342)
Dividends declared on preferred stock	(6,120)

Balance at September 30, 2005	(11,481)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2004	(35,100)
Unrealized losses on MBS, net	(67,450)
Unrealized gains on Caps, net	2,225
Unrealized gains on Swaps, net	2,670

Balance at September 30, 2005	(97,655)

Total Stockholders' Equity	673,478

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(Dollars In Thousands)	2005	2004

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$37,311	$58,253
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of portfolio investments	(10)	(371)
Amortization of purchase premiums on MBS, net of accretion of discounts	42,879	35,465
Amortization of premium cost for Caps	1,336	1,713
Decrease/(Increase) in interest receivable	675	(7,449)
Decrease in receivable under DRSPP	985	--
Increase in other assets and other	(422)	(3,012)
Increase/(decrease) in accrued expenses and other liabilities	3,084	(13,440)
Depreciation and amortization on real estate and fixed assets	623	602
Increase in accrued interest payable	37,061	12,503
Stock option expense	374	417

Net cash provided by operating activities	123,896	84,681

Cash Flows From Investing Activities:
Principal payments on MBS	1,982,166	1,517,331
Proceeds from sale of MBS	52,340	39,950
Purchases of MBS	(1,673,506)	(3,341,359)
Cash recognized upon consolidation of subsidiary	--	258

Net cash provided/(used) by investing activities	361,000	(1,783,820)

Cash Flows From Financing Activities:
Purchase of Caps	--	(2,394)
Net (decrease)/increase in borrowings under repurchase agreements	(371,900)	1,459,653
Net proceeds from issuance of common stock	2,998	156,324
Net proceeds from issuance of preferred stock	--	48,285
Common stock repurchased	(1,785)	--
Dividends paid on common stock	(43,512)	(55,266)
Dividends paid on preferred stock	(6,120)	(1,818)
Amortization of mortgage principal for real estate	(84)	(139)

Net cash (used)/provided by financing activities	(420,403)	1,604,645

Net increase/(decrease) in cash and cash equivalents	64,493	(94,494)
Cash and cash equivalents at beginning of period	68,341	139,707

Cash and cash equivalents at end of period	$132,834	$45,213

The accompanying notes are an integral part of the Consolidated Financial Statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Nine Months Ended September 30,

(Dollars In Thousands)	2005	2004

	(Unaudited)

Net Income	$37,311	$58,253
Other Comprehensive Income:
Unrealized losses on MBS, net	(67,450)	(17,772)
Unrealized gains on Caps, net	2,225	433
Unrealized gains/(losses) on Swaps, net	2,670	(1,066)

Comprehensive (loss)/income before preferred stock dividends	$(25,244)	$39,848

Dividends on preferred stock	(6,120)	(1,818)

Comprehensive (Loss)/Income	$(31,364)	$38,030

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

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2005 and results of operations for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2005 should not be construed as indicative of the results to be expected for the full year.

     The accompanying financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Mortgage-Backed Securities

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

     The Company’s adjustable-rate assets are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). MBS that are issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac are commonly referred to herein as “Agency MBS.” Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (d) Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to the Company’s operating policies, the remainder of its assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At September 30, 2005, 87.2% of the Company’s assets consisted of Agency MBS and related receivables, 10.0% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 2.0% were cash and cash equivalents; combined, these assets comprised 99.2% of the Company’s total assets. At September 30, 2005, the Company held MBS with a par value of approximately $6.3 million which were rated below AAA, of which approximately $1.5 million were rated BB and below (with $231,000 not rated). The MBS rated BB and below, including the non-rated MBS, were purchased at a discount, of which $341,000 reflects credit protection against future credit losses as of September 30, 2005.

     Other-than-temporary impairment losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise collateralizing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the historical magnitude and duration of the decline in market value, when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At September 30, 2005 and December 31, 2004, the Company had no assets on which an impairment charge had been made.

     At September 30, 2005, the Company’s MBS that were rated below BBB had gross unrealized gains (the amount by which the estimated fair value exceeds the amortized cost) of $64,000 and no unrealized losses. These MBS were purchased at a deep discount, with a portion thereof recorded as credit protection against future credit losses under various economic environments. Through September 30, 2005, the Company had not recognized any additional impairments or credit reserves against any of its MBS, other than credit related discounts discussed above.

     (e) Real Estate Investments

     At September 30, 2005, the Company indirectly held 100% ownership interests in three multi-family apartment properties known as The Greenhouse, Lealand Place and Cameron at Hickory Grove (“Cameron”), all of which are consolidated with the Company. Each of these properties was acquired through tax-deferred exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6.)

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

     (f) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements, under which the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of MBS decline due to scheduled monthly amortization and prepayments of principal on MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through September 30, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

     In the event that a counterparty were to decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. In order to mitigate its exposure to any counterparty-related risk associated with its repurchase agreements, the Company’s policy is to enter into repurchase agreements only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Service, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s Stockholders’ Equity. At September 30, 2005, the Company had repurchase agreements with 15 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company plus accrued interest due to the counterparty and the fair value of the security pledged by the Company as collateral) to a single lender of $33.7 million. (See Note 7.)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133. The Company discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate. Through September 30, 2005, the Company had not discontinued hedge accounting for any of its Hedging Instruments.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3. Related Parties

     (a) Advisory Services

     During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan I”). On November 7, 2003, Spartan I entered into a sub-advisory agreement, which was subsequently amended and restated on October 1, 2004, with America First Apartment Advisory Corporation (“AFAAC”), a Maryland corporation and the external advisor of America First Apartment Investors, Inc. (“AFAI”), pursuant to which Spartan I agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the three and nine months ended September 30, 2005, the Company earned fees of $13,000 and $37,000, respectively, related to the sub-advisory services rendered by Spartan I to AFAAC. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of America First Companies L.L.C. (“AFC”), which owns 100% of the voting stock of AFAAC.

     (b) Property Management

     America First PM Group, Inc. (the “Property Manager”), a wholly-owned subsidiary of AFAI, provides property management services for each of the multi-family properties in which the Company holds investment interests. In the fourth quarter of 2004, the Property Manager acquired certain property management rights and other assets, including the contractual right to manage the Company’s multi-family property interests, from America First Properties Management Companies L.L.C., a wholly-owned subsidiary of AFC. The Property Manager receives a management fee equal to a stated percentage of the gross receipts generated by these properties equal to 3% of gross receipts, increasing to a maximum of 4% of gross receipts upon attaining certain performance goals. The Company paid fees for property management services of approximately $37,000 and $106,000, respectively, for the three and nine month periods ended September 30, 2005 and approximately $32,000 and $94,000, respectively, for the three and nine month periods ended September 30, 2004. George H. Krauss, one of the Company’s directors, is a member of the board of directors of AFAI and beneficially owns 17% of AFC.

     4. Mortgage-Backed Securities

     At September 30, 2005 and December 31, 2004, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing was not available for an MBS from such pricing service, the average of broker quotes was used to

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determine the estimated fair value of such MBS. The following table presents certain information about the Company's MBS as of September 30, 2005 and December 31, 2004.

	September 30, 2005

	Par Value	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value (2)	Net Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,999,986	$4,084,819	$4,014,937	$(69,882)
Ginnie Mae Certificates	1,125,148	1,147,318	1,132,336	(14,982)
Freddie Mac Certificates	476,862	511,759	504,849	(6,910)
Non-Agency MBS:
AAA rated	645,954	656,969	648,169	(8,800)
AA rated	2,299	2,299	2,273	(26)
Single A rated	1,609	1,610	1,594	(16)
BBB rated	920	893	883	(10)
BB and below rated	1,265	1,063	1,127	64
Non-rated	231	85	86	1

	$6,254,274	$6,406,815	$6,306,254	$(100,561)

	December 31, 2004

	Par Value	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value (2)	Net Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,999,461	$4,091,384	$4,067,878	$(23,506)
Ginnie Mae Certificates	1,430,568	1,457,554	1,454,450	(3,104)
Freddie Mac Certificates	692,092	734,164	729,866	(4,298)
Non-Agency MBS:
AAA rated	511,536	521,561	519,390	(2,171)
AA rated	2,324	2,324	2,315	(9)
Single A rated	1,627	1,628	1,619	(9)
BBB rated	930	903	898	(5)
BB and below rated	1,278	1,079	1,070	(9)
Non-rated	234	88	88	--

	$6,640,050	$6,810,685	$6,777,574	$(33,111)

(1) Includes principal payments receivable.

(2) MBS with an estimated fair value of $6.042 billion and $6.502 billion were pledged as collateral against borrowings under repurchase agreements at September 30, 2005 and December 31, 2004, respectively.

     At September 30, 2005 and December 31, 2004, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $6.299 billion and $6.770 billion, respectively, and fixed-rate MBS with carrying values of approximately $6.8 million and $7.2 million, respectively.

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

     The following table presents components of amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s MBS at September 30, 2005 and December 31, 2004:

(In Thousands)	September 30, 2005	December 31, 2004

Principal balance (par value)	$6,254,274	$6,640,050
Principal payment receivables	23,631	25,799
Unamortized premium	129,284	145,483
Unaccreted discount	(33)	(306)

Amortized cost	6,407,156	6,811,026
Discount designated as a credit reserve	(341)	(341)

Amortized cost, less discount credit reserve	6,406,815	6,810,685

Gross unrealized gains	1,887	7,112
Gross unrealized losses	(102,448)	(40,223)

Net Unrealized Losses	(100,561)	(33,111)

Carrying value/estimated fair value	$6,306,254	$6,777,574

     At September 30, 2005, the Company had 149 MBS, with an amortized cost of $2.577 billion, that had unrealized losses for 12 months or more. All of the Company’s MBS that had unrealized losses for 12 months or more were either Agency MBS, which have an implied AAA rating, or Non-Agency MBS that were rated AAA, and as such none of the unrealized losses are considered to be credit related. In addition, the Company expects to retain such MBS in its portfolio. At September 30, 2005, these MBS had gross unrealized losses of $53.2 million.

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at September 30, 2005:

	Unrealized Loss Position for:

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$2,057,231	$32,427	$1,745,023	$38,746	$3,802,254	$71,173
Ginnie Mae	591,948	7,815	450,526	7,545	1,042,474	15,360
Freddie Mac	175,745	949	262,673	6,115	438,418	7,064
AAA rated MBS	582,338	7,971	65,831	829	648,169	8,800
AA rated and below	4,751	51	--	--	4,751	51

Total temporarily impaired securities	$3,412,013	$49,213	$2,524,053	$53,235	$5,936,066	$102,448

     During the nine months ended September 30, 2005, the Company sold an Agency MBS with an amortized cost of $53.1 million, generating a gross gain of $10,000. The Company did not experience any losses on the sale of MBS during the nine months ended September 30, 2005.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
(In Thousands)
Coupon interest on MBS	$73,309	$54,755	$220,968	$156,419
Premium amortization	(16,924)	(12,554)	(42,911)	(35,479)
Discount accretion	11	9	33	14

Interest income on MBS, net	$56,396	$42,210	$178,090	$120,954

5. Hedging Instruments/Hedging Activity

     In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through September 30, 2005, such instruments have been comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In order to mitigate its exposure to any counterparty-related risk associated with its Hedging Instruments, the Company’s policy is to enter into derivative transactions only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by at least one of the Rating Agencies at the time any such transaction is entered into. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

     The following table sets forth the impact of the Hedging Instruments on the Company’s other comprehensive income for the three and nine months ended September 30, 2005 and 2004, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004
(In Thousands)
Accumulated Other Comprehensive Gain/(Loss) from Hedging Instruments:
Balance at beginning of period	$461	$(2,122)	$(1,989)	$(3,336)
Unrealized gains/(losses) on Hedging
Instruments, net	2,445	(1,847)	4,895	(633)

Balance at the end of period	$2,906	$(3,969)	$2,906	$(3,969)

     (a) Interest Rate Caps

     The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At September 30, 2005, the Company had seven Caps with an aggregate notional amount of $360.0 million purchased to hedge against increases in interest rates on $360.0 million of its current and/or anticipated 30-day term repurchase agreements. The Caps had an amortized cost of approximately $2.2 million and an estimated fair value of approximately $2.1 million at September 30, 2005, resulting in a net unrealized loss of approximately $85,000, which is included as a component of accumulated other comprehensive loss. If the 30-day LIBOR were to increase above the rate specified in the Cap during its effective term, the Company would receive monthly payments from its Cap counterparty. For the three and nine months ended September 30, 2005, the Company received payments of $46,000 and $52,000, respectively, from counterparties related to its Caps. In the unlikely event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Cap and could incur a loss for the remaining unamortized premium cost of the Cap.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents the impact on the Company’s interest expense related to its Caps for the three and nine months ended September 30, 2005 and 2004, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004
(In Thousands)
Premium Amortization on Caps	$342	$698	$1,336	$1,713
Payments received on Caps	(46)	--	(52)	--

Net Interest Expense related to Caps	$296	$698	$1,284	$1,713

     The following table presents information about the Company’s Caps at September 30, 2005:

	Weighted Average Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Amortized Cost/ Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)

(Dollars in Thousands)
Currently active	13 Months	3.69%	$310,000	$1,618	$1,542	$(76)
Forward start:
Within six months	18 Months	3.75	50,000	601	592	(9)

Weighted Average/Total	14 Months	3.70%	$360,000	$2,219	$2,134	$(85)

     (1) The rates presented represent the weighted average 30-day LIBOR strike rate for Caps for the categories presented. Payments are due from the Cap counterparties when the 30-day LIBOR on the measurement day exceeds the LIBOR strike rate specified in the individual Cap agreement. At September 30, 2005, the 30-day LIBOR was 3.86%.

     (b) Interest Rate Swaps

     The Company’s Swaps have the effect of locking in a fixed interest rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

     The following table presents information about the Company’s Swaps at September 30, 2005:

	Weighted Average Active Period	Notional Amount	Weighted Average Fixed Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gains

(Dollars in Thousands)
Currently Active	13 Months	$265,000	3.33%	$2,991	$2,991

6. Real Estate Investments

     At September 30, 2005, the Company indirectly held 100% ownership interests in three multi-family apartment properties known as: (i) The Greenhouse, a 128-unit multi-family apartment building located in Omaha, Nebraska; (ii) Lealand Place, a 191-unit apartment complex located in Lawrenceville, Georgia; and (iii) Cameron, a 201-unit multi-family apartment complex in Charlotte, North Carolina.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Real estate investments, all of which are consolidated with the Company, were as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

(In Thousands)
Real Estate:
Land and buildings	$29,564	$30,017
Cash	704	428
Prepaid and other assets	527	509
Mortgages payable (1)	(22,602)	(22,686)
Accrued interest payable	(100)	(101)
Other payables	(381)	(327)

Net real estate related assets	$7,712	$7,840

     (1) Each of the three properties serves as collateral for its respective mortgage. The mortgages collateralized by The Greenhouse and Lealand Place are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. The mortgage collateralized by Cameron is, under certain limited circumstances, guaranteed by the Company. At September 30, 2005, these mortgages had fixed interest rates ranging from 6.87% to 8.08% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building improvements and, in January 2005, loaned Lealand Place $150,000 to fund operations. These loans remained outstanding at September 30, 2005 and are eliminated in consolidation.

     The following table presents the summary results of operations for the Company’s real estate investments, all of which are consolidated with the Company, for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

(In Thousands)
Revenue from operations of real estate	$1,079	$1,031	$3,129	$3,068
Interest expense for mortgages on real estate	(423)	(426)	(1,260)	(1,273)
Other real estate operations expense	(742)	(739)	(2,115)	(2,156)

	$(86)	$(134)	$(246)	$(361)

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At September 30, 2005, the Company had outstanding balances of $5.741 billion under 440 repurchase agreements with 15 separate lenders. Such repurchase agreements had a weighted average borrowing rate of 3.19% and a weighted average remaining contractual maturity of 4.9 months. At September 30, 2005, all of the Company’s borrowings were fixed-rate term repurchase agreements. At December 31, 2004, the Company had outstanding balances of $6.113 billion under 375 repurchase agreements with a weighted average borrowing rate of 2.32%. At September 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining contractual maturities:

	September 30, 2005	December 31, 2004

(In Thousands)
Within 30 days	$965,800	$996,200
>30 days to 3 months	1,485,700	1,024,859
>3 months to 6 months	1,908,732	1,376,773
>6 months to 12 months	590,300	1,158,300
>12 months to 24 months	790,600	1,556,900

	$5,741,132	$6,113,032

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Commitments and Contingencies

     (a) Lease Commitments

     At September 30, 2005, the Company had a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of $348,000 from August 1, 2005 through November 30, 2008 and $357,000 from December 1, 2008 through August 31, 2012. At September 30, 2005, the Company also had a lease for additional space at its corporate headquarters, which commenced in March 2005 and will run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, the Company had a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York, which, among other things, provides for annual rent of $23,000.

     (b) Securities purchase commitments and other commitments

     At September 30, 2005, the Company had commitments to purchase five Fannie Mae MBS with a par value of $620.0 million at an aggregate purchase price of $633.4 million.

9. Stockholders’ Equity

     (a) Stock Repurchase Program

     On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program will be made at times and in amounts as the Company deems appropriate. Repurchases of common stock will be made using the Company’s available cash resources. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. During the quarter ended September 30, 2005, the Company repurchased 322,600 shares of common stock at an average cost per share of $6.27. At September 30, 2005, 3,677,400 shares remained authorized for repurchase. (See Note 13b.)

     (b) Dividends on Preferred Stock

     The following table presents cash dividends declared by the Company on its preferred stock from April 27, 2004 (the date on which such securities were originally issued) through September 30, 2005:

Declaration Date	Record Date	Payment Date	Dividend Per share

August 19, 2005	September 1, 2005	September 30, 2005	$0.53125
May 20, 2005	June 1, 2005	June 30, 2005	0.53125
February 18, 2005	March 1, 2005	March 31, 2005	0.53125
November 19, 2004	December 1, 2004	December 31, 2004	0.53125
August 24, 2004	September 1, 2004	September 30, 2004	0.53125
May 27, 2004	June 4, 2004	June 30, 2004	0.37780	(1)

(1) Represents dividend for the period of April 27, 2004 through June 30, 2004.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (c) Dividends/Distributions on Common Stock

     The following table presents cash dividends declared by the Company on its common stock from January 1, 2004 through September 30, 2005:

Declaration Date	Record Date	Payment Date	Dividend Per share

2005
July 1, 2005	July 12, 2005	July 29, 2005	$0.125
April 1, 2005	April 12, 2005	April 29, 2005	0.180

2004
December 16, 2004	December 27, 2004	January 31, 2005	0.220
October 4, 2004	October 12, 2004	October 29, 2004	0.230
July 1, 2004	July 12, 2004	July 30, 2004	0.250
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)

(1) Includes a special dividend of $0.01.

     On October 3, 2005, the Company declared a dividend on its common stock for the third quarter of 2005 of $0.05, payable on October 28, 2005 to stockholders of record on October 14, 2005. (See Note 13a.)

     (d) Shelf Registrations

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the SEC declared this shelf registration statement effective. At September 30, 2005, the Company had $8.7 million remaining on this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At September 30, 2005, the Company had $244.1 million available under this shelf registration statement.

     On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At September 30, 2005, 9.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

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

     (e) DRSPP

     Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the nine months ended September 30, 2005, the Company issued 368,702 shares through the DRSPP, all of which were issued during the first quarter of 2005, raising net proceeds of $3.0 million. From the inception of the DRSPP through September 30, 2005, the Company issued 8,726,004 shares pursuant to the DRSPP raising net proceeds of $110.8 million.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (f) Controlled Equity Offering Program

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through September 30, 2005, the Company issued 1,833,215 shares of common stock in at-the-market transactions through this program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issue any shares through the CEO Program during the nine months ended September 30, 2005.

10. Common Stock EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of common stock outstanding used in calculating basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(In Thousands)
Weighted average shares outstanding - basic	82,342	78,607	82,324	74,591
Add effect of assumed shares issued under
treasury stock method for stock options	28	46	35	49

Weighted average shares outstanding - diluted	82,370	78,653	82,359	74,640

11. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$1,887	$7,112
Unrealized (losses)	(102,448)	(40,223)

	(100,561)	(33,111)

Hedging Instruments:
Unrealized (losses) on Caps	(85)	(2,310)
Unrealized gains on Swaps	2,991	321

	2,906	(1,989)

Accumulated other comprehensive (loss)	$(97,655)	$(35,100)

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

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of common stock in any one-year and no award may be granted to any person who,

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At September 30, 2005, the Company had an aggregate of 962,000 shares subject to outstanding stock option awards, of which 711,000 were exercisable. Unless previously terminated by the Board, Option awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

     A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the cash dividend distributions paid on a share of common stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. Dividends are paid on vested DERs only to the extent of ordinary income. DERs are not entitled to distributions representing a return of capital. Dividends paid on a DER granted with respect to incentive stock options (“ISOs”) are charged to Stockholders’ Equity when declared and dividends paid on DERs granted with respect to non-qualified stock options are charged to earnings when declared. At September 30, 2005, there were 960,750 DERs outstanding, of which 709,750 were vested.

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

     At September 30, 2005, the Company had 251,000 Options outstanding that were not yet vested. These unvested Options, which are scheduled to vest through February 2, 2007, had a weighted average vesting period of approximately seven months. During the nine months ended September 30, 2005, no Options expired unexercised nor were any Options granted or exercised.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At September 30, 2005 and December 31, 2004, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	September 30, 2005	December 31, 2004

Directors’ deferred	$357	$282
Officers’ deferred	213	127

	$570	$409

     (d) Savings Plan

     Effective October 1, 2002, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, with a maximum match of $8,400 for the year ended December 31, 2005. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees regardless of whether or not such individuals make deferrals and all matches contributed by the Company immediately vest 100%.

13. Subsequent Events

     a. Common Stock Dividend Declared

     On October 3, 2005, the Company declared a dividend on its common stock for the third quarter of 2005 of $0.05, payable on October 28, 2005 to stockholders of record on October 14, 2005. The total dividend of $4.1 million was paid on October 28, 2005.

     b. Repurchases of Common Stock

     Pursuant to the Repurchase Program, the Company repurchased 401,500 shares of common stock between October 1, 2005 and October 31, 2005, at an aggregate cost of $2.3 million, or $5.64 per share. At October 31, 2005, an aggregate of 724,100 shares of common stock were repurchased pursuant to the Repurchase Program at an aggregate cost of $4.3 million, or $5.92 per share such that 3,275,900 shares of common stock remained authorized for repurchase.

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

     The Company’s total assets were $6.509 billion at September 30, 2005, compared to $6.914 billion at December 31, 2004. At September 30, 2005, 99.2% of the Company’s assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. At September 30, 2005, the Company also had indirect interests in three multi-family apartment properties, containing a total of 520 rental units, located in Georgia, North Carolina and Nebraska, and $6.0 million of Non-Agency MBS rated below AAA and Hedging Instruments.

     The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company, and primarily depend on, among other things, the level of the Company’s net interest income, the market value of its assets and the supply of, and demand for, MBS assets in the market place. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs and prepayment speeds on the Company’s MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the Constant Prepayment Rate (“CPR”), vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with certainty. For the Company, increases in interest rates, in general, may over time cause: (i) the cost of borrowings to increase; (ii) the value of the Company’s MBS portfolio and stockholders’ equity to decline; (iii) prepayments on the MBS portfolio to slow, thereby reducing premium amortization; and (iv) coupons on the MBS assets to reset to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on the MBS portfolio to increase, thereby increasing premium amortization; (ii) coupons on the MBS assets to reset to lower interest rates; (iii) the cost of borrowings to decrease; and (iv) the value of the MBS portfolio and stockholders’ equity to increase. In addition, borrowing costs are further affected by the Company’s creditworthiness.

     While the Company generally intends to hold its MBS as long-term investments, sales of MBS may occur in the course of managing MFA’s portfolio, including managing interest rate risk and meeting liquidity needs. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with certainty. However, if the Company were to sell, or make a decision to sell, MBS on which significant unrealized losses exist, there would be an adverse impact on the Company’s results of operations. At September 30, 2005, the Company had unrealized losses of $102.4 million and unrealized gains of $1.9 million on its MBS portfolio.

     Increases in the target federal funds rate are expected to continue to increase the cost of the Company’s liabilities at a more rapid pace than the yield on its assets, leading to a narrowing of spreads. As a result of the Federal Reserve’s continued efforts to tighten monetary policy and the fact that, in general, the yields on the Company’s assets reset annually, but only after an initial fixed rate period, the Company anticipates that it will experience a period of reduced earnings over the next several quarters. In addition, due to the flattening yield curve, cash-out refinancing opportunities and the availability of lower monthly payment interest-only mortgages, the Company’s prepayment rates continue to be at elevated levels, further impacting already narrowed spreads.

     The Company expects that over time ARM-MBS experience higher prepayment rates than fixed-rate MBS. This expectation is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. At September 30, 2005, the Company had net purchase premiums of $129.3 million, or 2.07% of par value, compared to $145.2 million of net purchase premiums, or 2.19% of par value, at December 31, 2004.

     Over the past five years, MFA’s quarterly net spreads have averaged 1.41%, varying from a low of .15%, which was experienced during the quarter ended September 30, 2005, to a high of 2.15%. Since the second quarter of 2004, the differential between short-term and long-term benchmark interest rates has narrowed significantly (i.e., a flattening of the yield curve). In addition to the rising short-term interest rate environment, this trend has, and is expected to continue to, negatively impact the Company’s net interest income, interest rate spread and net interest margin, key determinants of the Company’s net income.

     The following table presents the quarterly average of certain benchmark interest rates over the last five quarters:

Quarter Ended	30 Day LIBOR	6 Month LIBOR	12 Month LIBOR	1 Year CMT (1)	2 Year Treasury	10 Year Treasury

September 30, 2005	3.60%	3.97%	4.18%	3.79%	3.94%	4.20%
June 30, 2005	3.11	3.50	3.76	3.34	3.63	4.15
March 31, 2005	2.64	3.08	3.43	3.07	3.44	4.30
December 31, 2004	2.14	2.48	2.76	2.47	2.81	4.17
September 30, 2004	1.60	1.97	2.33	2.08	2.53	4.29

(1) CMT – constant maturity treasury.

     The operating results of the Company depend, to a great extent, upon its ability to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT. The Company also has risks inherent in its other assets, comprised primarily of interests in multi-family apartment properties, Non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of the Company’s total assets, less than 1.0% of the Company’s total assets at September 30, 2005, such assets, nonetheless, have the potential of materially impacting the Company’s operating performance in future periods.

     The Company, through wholly-owned subsidiaries, currently provides investment advisory services to third-party investors with respect to their MBS portfolio investments. Commencing in June 2005, MFA Spartan II, LLC (“Spartan II”), an indirect wholly-owned subsidiary of the Company, began to act as investment advisor in connection with Adjustable Rate MBS Trust (TSX:ADJ.UN), a newly-formed Canadian investment trust (the “Canadian Fund”). In June and July of 2005, the Canadian Fund completed its initial public offering of 5,360,000 trust units, including units sold upon exercise of the underwriters’ over-allotment option, raising an aggregate of CDN$134 million (US$102 million) in Canada. The Canadian Fund obtains exposure to the performance of a portfolio primarily consisting of adjustable rate and hybrid MBS issued or guaranteed by an agency of the U.S. Government, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac, and other MBS rated “AAA.” In addition, the Company, through Spartan I, continues to provide third-party advisory services as a sub-advisor to AFAI with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. The Company earned aggregate fees of $161,000 and $193,000 related to such businesses during the three and nine months ended September 30, 2005, respectively. The investment advisory services being provided to the Canadian Fund are expected to increase the Company’s advisory income over time; however, the amount of which is not currently expected to have a material impact to the Company.

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

RESULTS OF OPERATIONS

     The overall decrease in net income available to common stockholders reflects the decrease in the Company’s net interest spread and margin as a result of rising short-term interest rates. As a result, the Company’s cost of borrowings has increased more rapidly than has the yield on its MBS portfolio. In addition, during this rising interest rate cycle, the differential between long and short-term market interest rates has narrowed, producing a relatively flat yield curve. The Company believes that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate products. Further, the acceleration in refinancing activity has been facilitated by the availability of alternative mortgage products, an efficient refinancing market and a cycle of rising property values that has promoted cash out refinancing. Elevated refinancing activity results in higher mortgage prepayments, as reflected by the higher CPR experienced on the MBS portfolio, causing amortization of purchase premiums on the MBS portfolio to accelerate. The impact of such market conditions on each component of the Company’s net interest income is further detailed below for the periods presented.

     Three Month Period Ended September 30, 2005 Compared to the Three Month Period Ended September 30, 2004

     Net income decreased to $6.3 million for the quarter ended September 30, 2005 compared to net income of $18.6 million for the quarter ended September 30, 2004, or a decrease of 66.4%, while net income available to common stockholders (which is after dividends declared on preferred stock) decreased to $4.2 million from $17.6 million, or 75.9%. Basic and diluted earnings per common share decreased to $0.05 for the quarter ended September 30, 2005, from $0.22 per share for the quarter ended September 30, 2004.

     Interest income for the third quarter of 2005 increased by $15.1 million, or 35.6%, to $57.5 million compared to $42.4 million earned during the third quarter of 2004. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during 2004 and the first quarter of 2005. The Company’s average investment in MBS (excluding changes in the estimated fair value) increased by $1.183 billion, or 21.0%, to $6.806 billion for the third quarter of 2005 from $5.623 billion for the third quarter of 2004. In addition, the net yield on the MBS portfolio increased to 3.31% for the third quarter of 2005, from 3.00% for the third quarter for 2004. This increase primarily reflects an increase in the gross yield (i.e., stated coupon) on the MBS portfolio of 44 basis points to 4.55% for the third quarter of 2005 from 4.11% for the third quarter of 2004 which was partially offset by an 11 basis point increase in the cost of net premium amortization to 105 basis points, compared to 94 basis points for the third quarter of 2004. The increase in the cost of premium amortization reflects the increase in the CPR to 34.9% for the third quarter of 2005 from 29.0% CPR for the third quarter of 2004. The CPR experienced on the Company’s MBS has trended upward since April 2005.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

September 30, 2005	4.55%	(0.10)%	(1.05)%	(0.09)%	3.31%
June 30, 2005	4.48	(0.09)	(0.86)	(0.08)	3.45
March 31, 2005	4.36	(0.09)	(0.70)	(0.06)	3.51
December 31, 2004	4.25	(0.09)	(0.78)	(0.07)	3.31
September 30, 2004	4.11	(0.09)	(0.94)	(0.08)	3.00

     The following table presents the CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

September 30, 2005	34.9%
June 30, 2005	29.1
March 31, 2005	24.1
December 31, 2004	26.0
September 30, 2004	29.0

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $930,000 to $1.1 million for the third quarter of 2005 from $205,000 for the third quarter of 2004. The Company’s average cash investments earned an average yield of 3.31% for the third quarter of 2005, compared to 1.40% for the third quarter of 2004, reflecting the increase in short-term interest rates, while the average invested in such assets increased by $78.3 million, to $136.3 million for the third quarter of 2005 compared to $58.0 million for the third quarter of 2004. In general, the Company manages its cash investments to meet the needs of its investing, financing and operating requirements.

     The following table provides quarterly information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
September 30, 2005	$6,806,005	$56,396	$136,274	$57,531	3.31%	$6,150,582	$49,060	3.16%	$8,471
June 30, 2005	7,035,784	60,752	57,180	61,142	3.45	6,312,122	46,508	2.96	14,634
March 31, 2005	6,945,280	60,942	57,935	61,239	3.50	6,234,969	39,766	2.59	21,473
December 31, 2004	6,531,922	54,003	51,189	54,267	3.30	5,849,657	31,836	2.17	22,431
September 30, 2004	5,622,860	42,210	57,972	42,415	2.99	5,000,688	21,959	1.75	20,456

(1) Does not reflect unrealized gains and losses.

     Interest expense for the third quarter of 2005 increased by 1.23x to $49.1 million, from $22.0 million for the third quarter of 2004. The Company’s average repurchase agreements increased by $1.150 billion, or 23.0%, to $6.151 billion for the third quarter of 2005, from $5.001 billion for the third quarter of 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during 2004 and the first quarter of 2005. The Company’s cost of borrowings increased to 3.16% for the third quarter of 2005, compared to 1.75% for the third quarter of 2004, reflecting the increase in short-term market interest rates. The cost of the Company’s Hedging Instruments decreased to $120,000, or one basis point, from $881,000, or seven basis points, for the third quarter of 2004. The Company’s Hedging Instruments result in additional interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2j and 5 to the accompanying Consolidated Financial Statements, included under Item 1.) The Company expects that the recent and anticipated increases in short-term market interest rates will cause the Company’s cost of funding to continue to increase during the remainder of 2005.

     For the quarter ended September 30, 2005, the Company’s net interest income decreased by $12.0 million, to $8.5 million, from $20.5 million for the quarter ended September 30, 2004. The Company’s net interest spread and net interest margin decreased to 0.15% and 0.51%, respectively, for the quarter ended September 30, 2005, compared to 1.24% and 1.45%, respectively, for the quarter ended September 30, 2004.

     For the quarter ended September 30, 2005, other income of $1.2 million was primarily comprised of revenue from operations of real estate. Net of real estate related expenses, the Company’s real estate investments generated net losses of $86,000 and $134,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. The Company does not anticipate that the net result from operations of its real estate investments will have a significant impact on the future results of the Company. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) For the third quarter of 2005, the Company realized a net gain of $10,000 on the sale of MBS, compared to a net gain of $371,000 for the third quarter of 2004. The Company may sell securities as part of its overall management of the MBS portfolio. Commencing in June 2005, Spartan II began to act as investment advisor in connection with the Canadian Fund. The Company expects its revenue from advisory services to increase over time as a result of managing the Canadian Fund. For the third quarter of 2005, the Company earned $161,000 for advisory services, compared to $15,000 for the third quarter of 2004, which is included in miscellaneous other income, net.

     For the third quarter of 2005, the Company incurred operating and other expense of $3.4 million, which includes an aggregate of $1.2 million of operating expenses and mortgage interest for its three real estate investments. The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $2.2 million for the third quarter of 2005, or 0.13% of average assets, compared to $2.1 million, or 0.14% of average assets, for the third quarter of 2004. Other general and administrative expense, are comprised primarily of fees for professional services, including legal and accounting fees, the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. In connection with the Company’s asset growth and increase in personnel during the past two years, the Company leased additional office space in New York, New York during the first quarter of 2005.

Nine-Month Period Ended September 30, 2005 Compared to the Nine-Month Period Ended September 30, 2004

     Net income decreased to $37.3 million for the nine months ended September 30, 2005 compared to net income of $58.3 million for the nine months ended September 30, 2004, while net income available to common stockholders decreased to $31.2 million from $56.4 million, or 44.7%. Basic and diluted earnings per common share decreased to $0.38 for the nine months ended September 30, 2005, from $0.76 per basic and diluted share for the nine months ended September 30, 2004.

     Interest income for the nine months ended September 30, 2005 increased by $58.4 million, or 48.1%, to $179.9 million compared to $121.5 million for the first nine months in 2004. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during 2004 and the first quarter of 2005. Excluding the impact of fair value adjustments, the Company’s average investment in MBS increased by $1.577 billion, or 29.5%, to $6.929 billion for the first nine months of 2005 from $5.351 billion for the first nine months of 2004. In addition, the net yield on the MBS portfolio increased to 3.43% for the first nine months of 2005 from 3.01% for the first nine months of 2004. The increase to the net yield on MBS primarily reflects the increase in the gross yield on the MBS portfolio of 36 basis points to 4.47% for the first nine months of 2005 from 4.11% for the first nine months of 2004. The cost of premium amortization on the Company’s MBS, was 87 basis points for the first nine months of 2005 compared to 93 basis points for the comparable 2004 period. The Company experienced a CPR for the first nine months ended September 30, 2005 of 29.4% and had an average purchase premium of 2.17%, compared to a CPR of 28.3% and an average purchase premium of 2.31% for the nine months ended September 30, 2004.

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $1.3 million to $1.8 million for the first nine months of 2005 from $543,000 for the first nine months of 2004. The Company’s average cash investments earned an average yield of 2.90% for the first nine months of 2005, compared to 0.93% for first nine months of 2004, reflecting the market increase in short-term interest rates, while the average in such assets increased by $6.3 million, to $84.1 million for the first nine months of 2005 compared to $77.7 million for the first nine months of 2004. In general, the Company manages its cash investments to meet the needs of its investing, financing and operating requirements.

     Interest expense for the first nine months of 2005 increased by 1.4x to $135.3 million, from $57.1 million for the first nine months of 2004, while the average balance of repurchase agreements for the first nine months of 2005 increased by 29.6% to $6.232 billion, from $4.809 billion for the first nine months of 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during 2004 and the first quarter of 2005. The Company’s cost of borrowings increased to 2.90% for the first nine months of 2005, compared to 1.58% for the first nine months of 2004; primarily reflecting the increase in short-term market interest rates. The cost of the Company’s Hedging Instruments decreased to $1.7 million, which increased the cost of funds by four basis points for the first nine months of 2005, from $1.9 million, or five basis points, for the first nine months of 2004. (See

     Notes 2j and 5 to the accompanying Consolidated Financial Statements, included under Item 1.) In general, the Company’s interest-bearing liabilities tend to reprice faster than the Company’s interest-earning assets.

     For the nine months ended September 30, 2005, the Company’s net interest income decreased by $19.9 million, to $44.6 million, from $64.4 million for the nine months ended September 30, 2004, reflecting growth in the Company’s MBS portfolio and repurchase agreements, the impact of the increase in interest rates, along with the flattening of the yield curve. The Company’s net interest spread and net interest margin decreased to 0.52% and 0.84%, respectively, for the nine months ended September 30, 2005, compared to 1.40% and 1.58%, respectively, for the first nine months of 2004.

     Other income decreased by $356,000, primarily reflecting a decrease in the gain on sale of MBS. For the first nine months of 2005, the Company realized a net gain on sale of MBS of $10,000, compared to a net gain on sale of MBS of $371,000 for the first nine months of 2004. In connection with managing the portfolio, the Company may, from time to time, sell MBS. Such sales may result in the Company realizing gains or losses, the timing and amount of which cannot be predicted. Revenue from operations of the Company’s three real estate investments less operating expenses and mortgage interest resulted in net losses of $246,000 and $361,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The Company has reduced its investments in real estate over time, such that the operations of its remaining three real estate investments are not expected to have a significant impact on the future results of the operations of the Company. Commencing in June 2005, Spartan II began to act as investment advisor in connection with the Canadian Fund. The Company expects its revenue from advisory services to increase over time as a result of managing the Canadian Fund. Included in miscellaneous other income, net for the first nine months of 2005 was advisory income of $193,000, compared to $50,000 for the first nine months of 2004.

     During the first nine months of 2005, the Company incurred operating and other expense of $10.5 million, which includes an aggregate of $3.4 million for real estate operating expenses and mortgage interest related to its three real estate investments. (See Note 6 to the accompanying Consolidated Financial Statements, included under Item 1.) The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $7.2 million for the first nine months of 2005, or 0.14% of average assets on an annualized basis, compared to $6.4 million, or 0.16% of average assets on an annualized basis, for the first nine months of 2004. The increase in compensation and benefits primarily reflects increases in compensation rates and the cost of additional hires made during the latter part of 2004 and into 2005 to meet the needs of the Company as it continues to grow. Other general and administrative expense, which were $2.8 million for the first nine months of 2005 compared to $2.2 million for the first nine months of 2004, are comprised primarily of fees for professional services, including legal and accounting fees, the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

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

     Borrowings under repurchase agreements were $5.741 billion at September 30, 2005 compared to $6.113 billion at December 31, 2004. At September 30, 2005, repurchase agreements had a weighted average borrowing rate of 3.19%, on loan balances of between $115,000 and $129.0 million. The Company’s repurchase agreements have interest rates that are typically based off of LIBOR. To date, the Company has not had any margin calls on its repurchase agreements that it was unable to satisfy with either cash or additional pledged collateral. In addition, at September 30, 2005, the Company held cash of $132.8 million and had unpledged MBS with an estimated fair value of $263.8 million.

     During the nine months ended September 30, 2005, principal payments on MBS generated cash of $1.982 billion and operations provided $123.9 million. As part of its core investing activities, during the nine months ended September 30, 2005, the Company acquired $1.674 billion of MBS, all of which were either Agency MBS or AAA rated. During the nine months ended September 30, 2005, the Company paid dividends on its common stock of

$43.5 million and, on October 3, 2005, declared dividends on its common stock of $4.1 million, which was paid on October 28, 2005 to stockholders of record on October 14, 2005. During the nine months ended September 30, 2005, the Company also declared and paid dividends on its preferred stock of $6.1 million.

     While the Company generally intends to hold its MBS as long-term investments, sales of MBS may occur in the course of managing MFA’s portfolio, including managing interest rate risk and meeting liquidity needs. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with certainty. During the nine months ended September 30, 2005 and September 30, 2004, the Company received cash proceeds from the sale of MBS of $52.3 million and $40.0 million, respectively. Such sales resulted in net gains of $10,000 and $371,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

     The Company employs diverse capital raising strategy involving the issuance of both common and preferred stock. At September 30, 2005, the Company had an aggregate of $252.8 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements. In addition, at September 30, 2005, the Company had approximately 9.5 million shares of common stock available under its DRSPP shelf registration statement on Form S-3 for issuance in connection with the DRSPP.

     To the extent additional equity capital is raised, the Company currently anticipates using the net proceeds for general corporate purposes, including, among other things, the acquisition of additional MBS consistent with its investment policy and the repayment of its repurchase agreements. The Company may also consider acquiring other assets consistent with its investment strategies and operating policies. There can be no assurance, however, that the Company will be able to raise additional equity capital at any particular time or on any particular terms.

     On August 11, 2005, the Company implemented the Repurchase Program to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases under the Repurchase Program will be made at times and in amounts as the Company deems appropriate. Repurchases of common stock will be made using the Company’s available cash resources. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. During the quarter ended September 30, 2005, the Company used $1.8 million, and was committed to use an additional $239,000, to repurchase 322,600 shares of common stock at an average cost per share of $6.27. At September 30, 2005, 3,677,400 shares of common stock remained authorized for repurchase.

     In order to reduce interest rate risk exposure, the Company may enter into Hedging Instruments (i.e., derivative financial instruments), such as Caps and Swaps. The Company’s Caps and Swaps are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR term repurchase agreements. During the nine months ended September 30, 2005, the Company did not purchase any Caps and had $200.0 million of Caps that expired. The Company’s Caps, which had an aggregate notional amount of $360.0 million at September 30, 2005, will generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Caps. During the nine months ended September 30, 2005, the Company received payments of $52,000 related to its Caps. At September 30, 2005, the Company had Swaps with an aggregate notional amount of $265.0 million, with maturities extending through February 2, 2007. Pursuant to the Swaps outstanding at September 30, 2005, the Company was required to pay a weighted average fixed rate of 3.33% and receive a variable rate based on 30-day LIBOR. (See Note 5 to the accompanying Consolidated Financial Statements, included under Item 1.)

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a “margin call”), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS collateralizing its repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors and principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS. From time to time, the Company may have restricted cash which represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the outstanding balance of such repurchase agreement, thereby reducing the borrowing. The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through September 30, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral. However, should market interest rates and/or prepayment speeds on the mortgages underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

INFLATION

     Substantially all of the Company’s assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact the Company’s performance far more than does inflation. The Company’s financial statements are prepared in accordance with GAAP and its dividends are based upon net income as calculated for tax purposes; in each case, the Company’s results of operations and reported assets, liabilities and equity are measured with reference to historical cost or estimated fair value without considering inflation.

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and this quarterly report on Form 10-Q for the quarter ended September 30, 2005. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain (i) at least 55% of its assets in Qualifying Interests (the “55% Test”) and (ii) at least 80% of its assets in real estate related assets (including Qualifying Interests) (the “80% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with both of the 55% Test and the 80% Test in order to maintain its exempt status under the Investment Company Act. As of September 30, 2005, the Company had determined that it was in and had maintained compliance with both of the 55% Test and the 80% Test.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS, which include hybrid MBS, that have interest rates that are fixed for a specified period and, thereafter, generally reset annually. The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with September 30, 2005, the CPR on the Company’s MBS portfolio ranged from a low of 22.9% to a high of 34.9%, with an average quarterly CPR of 28.8%. The Company experienced a CPR of 34.9% for the quarter ended September 30, 2005.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity of its ARM-MBS portfolio to changes in interest rates. In measuring its assets-to-borrowings repricing gap (the “Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate (to the extent that prepayments are contractually permissible) and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of September 30, 2005, was approximately 16 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was approximately six months, resulting in Repricing Gap of ten months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of September 30, 2005, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of approximately 23 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of approximately six months, resulting in a Repricing Gap of approximately 17 months. Based on historical results, the Company believes that applying a 25% CPR assumption provides a reasonable approximation of the Repricing Gap for the Company’s ARM-MBS portfolio over time.

     The Company’s financing obligations are generally in the form of repurchase agreements with remaining terms of two years or less. Upon contractual maturity or an interest-reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year CMT rate or LIBOR, while its debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At September 30, 2005, the Company had 41.6% of its ARM-MBS portfolio repricing from the one-year CMT index, 53.3% repricing from the one-year LIBOR index, 3.8% repricing from the 12 month CMT moving average and 1.3% repricing from the 11th District Cost of Funds Index (“COFI”).

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

     The mismatch between repricings or maturities of assets and liabilities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At September 30, 2005, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming a CPR of 25%; however, actual prepayment speeds could vary significantly such assumptions. The gap analysis does not assess (i) the constraints on the repricing of ARM-MBS in a given period resulting from any interim or lifetime cap features imbedded in these securities, (ii) the behavior of various indexes applicable to the Company’s assets and liabilities, (iii) the relative sensitivity of assets and liabilities to changes in interest rates or (iv) assets and liabilities that are not interest rate sensitive or the impact of the Company’s Hedging Instruments.

     The following table presents the Company’s interest rate risk using the gap methodology applying a 25% CPR at September 30, 2005:

	At September 30, 2005

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total

(In Thousands)
Interest-Earning Assets:
Adjustable Rate - MBS	$1,289,219	$2,100,176	$1,497,131	$735,311	$677,628	$6,299,465
Fixed-Rate - MBS	--	--	--	--	6,789	6,789
Cash	132,834	--	--	--	--	132,834

Total interest-earning assets	$1,422,053	$2,100,176	$1,497,131	$735,311	$684,417	$6,439,088

Interest-Bearing Liabilities:
Repurchase agreements	$2,451,500	$2,499,032	$790,600	$--	$--	$5,741,132
Mortgage loans	--	--	--	--	22,602	22,602

Total interest-bearing liabilities	$2,451,500	$2,499,032	$790,600	$--	$22,602	$5,763,734

Gap before Hedging Instruments	$(1,029,447)	$(398,856)	$706,531	$735,311	$661,815	$675,354

Notional Amounts of Swaps	265,000	--	--	--	--	265,000

Cumulative Difference Between
Interest-Earnings Assets and
Interest Bearing Liabilities after
Hedging Instruments	$(764,447)	$(1,163,303)	$(456,772)	$278,539	$940,354

     As part of its overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At September 30, 2005, the Company had Caps with an aggregate notional amount of $360.0 million, of which $310.0 million were active, and Swaps with a notional amount of $265.0 million, all of which are active. The notional amount of the Swaps is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, limit the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated statements of financial condition. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

     Substantially all of the Company’s MBS are designated as “available-for-sale” assets. As such, MBS are carried at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income or loss, a component of stockholders’ equity. (See Note 11 to the accompanying Consolidated Financial Statements, included under Item 1.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that at September 30, 2005, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of the Company’s MBS are generally not credit related. To a limited extent, the Company is exposed to credit-related market value risk as the Company. At September 30, 2005, the Company held Non-Agency MBS with an aggregate par value of approximately $6.3 million (carrying value of $6.0 million) that were rated below AAA, of which $231,000 were non-rated. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS collateralizing its repurchase agreements decreases, the Company may receive margin calls from its repurchase agreement counterparties (i.e., lenders) for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding common stock and preferred stock. If the Company were to sell, or make a decision to sell, MBS on which significant unrealized losses exist, there would be an adverse impact on the Company’s results of operations. At September 30, 2005, the Company had unrealized losses of $102.4 million and unrealized gains of $1.9 million on its MBS portfolio.

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

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At September 30, 2005, the Company had cash and cash equivalents of $132.8 million and unpledged securities of $257.9 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

     For tax accounting purposes, the purchase premiums are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At September 30, 2005, the gross unamortized premium for ARM-MBS for financial accounting purposes was $129.3 million (2.1% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $127.2 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in the Company’s investment portfolio on September 30, 2005. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+1.00%	(26.10%)	(1.60%)
+0.50%	(9.57%)	(0.71%)
-0.50%	26.27%	.52%
-1.00%	33.83%	.84%

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

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.22 and effective convexity (i.e., approximates the change in duration relative to the change in interest rates) of (.76). Duration and convexity can change significantly over time, the timing and severity of which are primarily driven by changes and volatility in the interest rate environment. The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of the Company’s repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge such repurchase agreements. The Company’s asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 6.54% decrease in the CPR of the MBS portfolio.

     Item 4. Controls and Procedures

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents information regarding the shares of common stock repurchased under the Company’s Repurchase Program during the three months ended September 30, 2005.

2005 Monthly Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program

August 11 through August 31	45,000	$6.42	45,000	3,955,000
September 1 through September 30	277,600	6.25	277,600	3,677,400

Total	322,600	$6.27	322,600

(1) Includes brokerage commissions.

(2) On August 11, 2005, the Company publicly announced the implementation of the Repurchase Program to repurchase up to 4.0 million shares of its outstanding common stock.

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

Date: November 1, 2005	MFA MORTGAGE INVESTMENTS, INC.

	By: /s/	Stewart Zimmerman
Stewart Zimmerman
President and Chief Executive Officer

	By: /s/	William S. Gorin
William S. Gorin
Executive Vice President
Chief Financial Officer (Principal Financial Officer)

	By: /s/	Teresa D. Covello
Teresa D. Covello
Senior Vice President
Chief Accounting Officer and Treasurer (Principal Accounting Officer)