Form 10-K
period 2005-12-31
MFA MORTGAGE INVESTMENTS
filed 2006-03-10
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(212) 207-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

8.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     On June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $610,181,522 based on the closing sales price of the Common Stock on such date as reported on the New York Stock Exchange.

     On March 2, 2006, the registrant had a total of 79,940,743 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders scheduled to be held on May 25, 2006 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). MFA Mortgage Investments, Inc. cautions that any such forward-looking statements made by the company are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in the company’s forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2005. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

PART I

Item 1. Business.

THE COMPANY

     MFA Mortgage Investments, Inc. (the “Company”) is primarily engaged in the business of investing, on a leveraged basis, in mortgage-backed securities (“MBS”), which include hybrid and adjustable-rate MBS (collectively, “ARM-MBS”). The Company’s assets consist primarily of MBS issued or guaranteed by a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), high quality MBS rated in one of the two highest rating categories by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, “Rating Agencies”), MBS-related receivables and cash. The Company’s principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the interest expense on its borrowings used to finance such investments and its operating costs.

     At December 31, 2005, the Company had total assets of approximately $5.847 billion. Of these assets, 99.1% consisted of Agency MBS (which comprised 88.1% of the Company’s total assets), high quality AAA rated MBS, MBS-related receivables and cash. The Company’s other investments, primarily consisting of indirect investments in three multi-family apartment properties and $5.9 million of non-Agency MBS rated below AAA, comprised less than 1.0% of its remaining assets at December 31, 2005. (See Notes 4 and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) In addition, the Company, through wholly-owned subsidiaries, provides investment advisory services to third-party institutions with respect to their MBS portfolio investments. As of December 31, 2005, the Company had approximately $773.3 million of assets under management for third parties.

     The Company was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998. The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under U.S. federal income tax law, including that it must distribute at least 90% of its annual net taxable income to its stockholders, subject to certain adjustments.

INVESTMENT STRATEGY

     The Company is primarily engaged in the business of investing in Agency and other high quality ARM-MBS, which are primarily secured by pools of hybrid and adjustable-rate mortgage loans (collectively, “ARMs”) on single family residences. The Company’s operating policies require that at least 50% of its investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments issued by corporations or government agencies.

     The ARMs securing the Company’s MBS are comprised of hybrid mortgage loans, which have interest rates that are fixed for a specified period (typically three or five years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index, and, to a lesser extent, adjustable-rate mortgage loans, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a pre-determined interest rate index. Interest rates on the ARMs collateralizing the Company’s MBS are based on specific index rates, such as the one-year constant maturity treasury (“CMT”) rate, the London Interbank Offered Rate (“LIBOR”), the Federal Reserve U.S. 12-month cumulative average one-year CMT (“MTA”) or the 11th District Cost of Funds Index (“COFI”). The ARMs that collateralize the Company’s MBS typically have interim and lifetime caps on the interest rate adjustments to which the borrower may be subject. With respect to interim interest rate caps, the maximum interim interest rate adjustment (i.e., during any given year or period) of these ARMs, other than MTA-indexed ARMs which do not have set limits on interim interest rate adjustments, is usually limited to 100 to 200 basis points (i.e., one basis point is equal to 1/100 of 1%) per annum. Of the Company’s $5.709 billion of ARM-MBS at December 31, 2005, 17.0% had a 1% interim cap, 63.7% had a 2% interim cap and 19.3% had no interim cap restrictions. In addition, these ARMs, also generally have maximum lifetime caps on the interest rate that may be charged over the term of the applicable mortgage loan.

     Because the interest earned on ARM-MBS may adjust as interest rates increase, albeit on a delayed basis until each such security’s next coupon reset date, the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate instruments. In order to mitigate its interest rate risks, the Company’s strategy is to maintain a substantial majority of its portfolio in ARM-MBS. At December 31, 2005, ARM-MBS comprised 97.6% of the Company’s total assets and 99.9% of its total MBS. The ability of ARM-MBS to reset based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not entirely eliminated. At December 31, 2005, 77.5% of the Company’s ARM-MBS had interest rates scheduled to contractually reprice (which does not reflect the impact of any prepayments on such MBS) within three years or less.

FINANCING STRATEGY

     The Company’s financing strategy is designed to increase the size of its MBS portfolio by borrowing against a substantial portion of the market value of the MBS in its portfolio. The ability of the Company to achieve its investment objectives is highly dependent on its ability to borrow money in sufficient amounts and on favorable terms. The Company typically utilizes repurchase agreements to finance the acquisition of its MBS. At December 31, 2005, the Company had $5.100 billion outstanding under repurchase agreements with 14 counterparties. At December 31, 2005, the Company’s assets-to-equity ratio was 8.8 to 1 and its debt-to-equity ratio was 7.7 to 1.

     A repurchase agreement is a financing (i.e., borrowing) under which the Company pledges its MBS as collateral to secure a loan with the repurchase agreement counterparty (i.e., lender). The amount borrowed under a repurchase agreement is limited to a specified percentage, generally not more than 97%, of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price. The difference between the sale price and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. Under its repurchase agreements, the Company retains beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing market interest rate. Under repurchase agreements, a lender may require the Company to pledge additional assets to such lender (i.e., a margin call) in the event the estimated fair value of the Company’s existing pledged collateral declines below a specified percentage. The Company’s pledged collateral fluctuates in value due to, among other things, principal repayments and market changes in interest rates. Through December 31, 2005, the Company had satisfied all of its margin calls.

     Should the lender under a repurchase agreement decide not to renew such agreement at maturity, the Company would be required to either refinance elsewhere or be in a position to satisfy (i.e., pay off) the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. In order to reduce its exposure to counterparty-related risk, the Company enters into repurchase agreements only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by one of the Rating Agencies. If this minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of its Board of Directors (the “Board”). In the event an existing lender’s or, if applicable, its holding or parent company’s rating is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At December 31, 2005, the Company had amounts outstanding under repurchase agreements with 14 separate lenders, with a maximum net exposure (the difference between the amount loaned to the Company, including interest due on such loans, and the estimated fair value of the security pledged by the Company as collateral) to any single lender of $43.6 million.

     In general, the Company’s use of borrowings to acquire its MBS exposes it to interest rate risk relating to the difference between the interest income earned on its financed assets and the interest expense incurred under the corresponding repurchase agreements. The Company’s policy is to maintain an asset/borrowings repricing gap (i.e., the weighted average time period for ARM-MBS to reprice less the weighted average time period for liabilities to reprice) of less than 18 months, assuming a 15% constant prepayment rate (“CPR”). At December 31, 2005, assuming a 15% CPR, the Company’s repricing gap was 10 months, reflecting a weighted average term to repricing for the ARM-MBS portfolio of 14 months and a weighted average term to repricing for the Company’s repurchase agreements of four months. At December 31, 2005, assuming a 25% CPR, the Company’s repricing gap was eight months, reflecting a weighted average term to repricing for the ARM-MBS portfolio of 12 months and a weighted average term to repricing for the Company’s repurchase agreements of four months.

     In an effort to mitigate interest rate exposure, the Company periodically hedges its interest rate risk by entering into derivative financial instruments (“Hedging Instruments”). Through December 31, 2005, the Company’s use of Hedging Instruments has consisted of purchasing interest rate caps (“Cap Agreements” or “Caps”) and entering into interest rate swap agreements (“Swaps”). In order to address the interest rate risk associated with the repricing gap, the Company hedges against increases in interest rates on a portion of its anticipated LIBOR-based repurchase agreements using Cap Agreements. At December 31, 2005, the Company had five outstanding Cap Agreements, with an aggregate notional amount of $300.0 million, designated as a hedge against current and anticipated 30-day term repurchase agreements. A Cap Agreement is a contract whereby the purchaser (i.e., the Company) pays a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time. Under the Company’s Cap Agreements, if the 30-day LIBOR were to increase above the interest rate specified in each Cap during the effective term of such Cap, the Company would be entitled to receive monthly payments from the counterparty to such Cap during the period that the 30-day LIBOR exceeded such specified interest rate. During the year ended December 31, 2005, the Company received or was due payments of $316,000 from counterparties on its Caps and recognized premium amortization of $1.6 million; no payments were received on Caps during previous years. The Company’s Swaps are used to lock-in fixed interest rates related to a portion of the Company’s current and anticipated 30-day term repurchase agreements. At December 31, 2005, the Company was a party to five fixed-pay Swaps with an aggregate notional amount of $315.0 million. The Company’s Swaps offset the cost of its interest expense by $108,000 for the year ended December 31, 2005. (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     The use of Hedging Instruments, such as Caps and/or Swaps, exposes the Company to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations. To mitigate this exposure, the Company only enters into hedging transactions with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by one of the Rating Agencies. The Company may enter into additional hedging transactions, including Caps and Swaps, in the future to hedge against increases in interest rates on its anticipated LIBOR-based repurchase agreements. However, the timing and amount of future hedging transactions, if any, will depend on market conditions, including, but not limited to, the interest rate environment, management’s assessment of the future changes in interest rates and the market availability and cost of entering into such hedging transactions.

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

     The Company indirectly owns three multi-family apartment properties, which are each subject to a long-term fixed-rate mortgage loan. The borrowers on these mortgage loans are separate corporations, limited partnerships or limited liability companies. The mortgages collateralized by two of these multi-family apartment properties are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan; while a $6.8 million mortgage collateralized by the remaining multi-family apartment property is, under certain limited circumstances, guaranteed by the Company. At December 31, 2005, the aggregate mortgage indebtedness secured by these three multi-family apartment properties was $22.6 million. (See Notes 5 and 15(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     In the future, the Company may also use other sources of funding, in addition to repurchase agreements, to finance its MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

ADVISORY BUSINESSES

     The Company, through wholly-owned subsidiaries, provides investment advisory services to third-party institutions with respect to their MBS portfolio investments. As of December 31, 2005, the Company had approximately $773.3 million of assets under management for these institutions. Commencing in June 2005, MFA Spartan II, LLC (“Spartan II”), an indirect wholly-owned subsidiary of the Company, began to act as investment advisor in connection with Adjustable Rate MBS Trust (TSX:ADJ.UN), a Canadian investment trust (the “Canadian Fund”). In June and July of 2005, the Canadian Fund completed its initial public offering, raising an aggregate of CAD$134 million (U.S.$102 million) in Canada. The Canadian Fund obtains exposure to the performance of a portfolio primarily consisting of hybrid and adjustable rate Agency MBS and other MBS rated AAA. In addition, since 2003, Spartan I, LLC (“Spartan I”), an indirect wholly-owned subsidiary of the Company, has provided third-party advisory services as a sub-advisor to America First Apartment Investors, Inc., a Maryland corporation (“AFAI”), with respect to AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio.

     The Company continues to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, among other things, the acquisition and securitization of ARMs, the expansion of third-party advisory services, the creation of new Company-managed investment vehicles and the creation and/or acquisition of a third-party asset management business, to complement the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact the Company.

CORPORATE GOVERNANCE

     The Company prides itself on maintaining an ethical workplace in which the highest standards of professional conduct are practiced.

•	The Board is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of the Board are composed exclusively of independent directors.

•	In order to foster the highest standards of ethics and conduct in all of its business relationships, the Company has a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures, that apply to all of its directors, officers and employees.

•	The Company has an insider trading policy that prohibits any of its directors, officers or employees from buying or selling the Company’s common and preferred stock on the basis of material nonpublic information and prohibits communicating material nonpublic information to others.

•	The Company has a formal internal audit function to further the effective functioning of its internal controls and procedures. The Company’s internal audit plan is approved annually by the Audit Committee and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. The Company has implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “SOX Act”), which requires an evaluation of internal control over financial reporting in association with its financial statements for the year ending December 31, 2005. (See Item 9A, “Controls and Procedures” included in this annual report on Form 10-K.)

COMPETITION

     The Company believes that its principal competitors in the business of acquiring and holding MBS of the types in which it invests are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage REITs. Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act of 1940, as amended (the “Investment Company Act”)) as the Company. In addition, many of these entities have greater financial resources and access to capital than the Company. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS, resulting in higher prices and lower yields on such assets.

EMPLOYEES

     The Company had 15 full-time employees at December 31, 2005. The Company believes that its relationship with its employees is very good. None of the Company’s employees are unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

     The Company maintains a website at www.mfa-reit.com. The Company makes available, free of charge, on its website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after such documents are so filed or furnished, (b) its Corporate Governance Guidelines, (c) its Code of Business Conduct and Ethics and (d) the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The Company will also provide copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Timothy W. Korth, General Counsel, Senior Vice President – Business Development and Secretary, at MFA Mortgage Investments, Inc., 350 Park Avenue, 21st floor, New York, New York 10022.

Item 1A. Risk Factors.

     Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition and results of operations. All references to “we,” “us” or “our company” in Item 1A of this annual report on Form 10-K refer to the Company and its subsidiaries, unless otherwise specified.

General.

     The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

     Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including our interest rate and prepayment risks, while maintaining our qualification as a REIT. In addition, we face risks inherent in our other assets, comprised primarily of interests in multi-family apartment properties, non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of our total assets, less than 1.0% at December 31, 2005, they have the potential of materially impacting our company’s operating performance in future periods.

An increase in our borrowing costs relative to the interest we receive on our MBS may adversely affect our profitability.

     In general, we generate income primarily based upon the spread (i.e., the difference) between the interest income we earn on our MBS portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on short-term borrowings (i.e., one to 36 months) to acquire MBS with long-term maturities. Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase relative to the interest we earn on our MBS. If the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be adversely affected.

•	Changes in interest rates, cyclical or otherwise, may adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. In general, we finance the acquisition of our MBS through borrowings in the form of repurchase agreements, which exposes us to interest rate risk on the acquired assets. The cost of our borrowings is based on prevailing market interest rates. Because the term of our repurchase agreements typically ranges from one to 36 months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase agreements are entered into upon the maturity of existing repurchase agreements) than the interest rates on our MBS. During a period of rising interest rates, our borrowing costs could increase at a faster pace than our interest earnings on the leveraged portion of our MBS portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•	Hybrid MBS have fixed interest rates for an initial period which may reduce our profitability if short-term interest rates increase. The ARMs collateralizing our MBS are primarily comprised of hybrids, which have interest rates that are fixed for a specified period (typically three or five years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. Accordingly, during a period of rising interest rates, the cost of our borrowings would increase while the interest income we earn on our MBS portfolio would not increase with respect to our MBS collateralized with hybrid ARMs that are then in their fixed rate period. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•	Flattening of the yield curve may adversely affect ARM-MBS prepayment rates and supply. Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.” We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our MBS to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid and adjustable-rate mortgages possibly decreasing the supply of ARM-MBS. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid or adjustable-rate mortgage rates, further increasing ARM-MBS prepayments and further negatively impacting ARM-MBS supply. Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•	Interest rate caps on the ARMs collateralizing our MBS may adversely affect our profitability if short-term interest rates increase. The financial markets primarily determine the interest rates that we pay on our borrowings used to finance the acquisition of our company’s MBS; however, the level of increase in interest rates on our ARM-MBS is typically limited by contract. The interim and lifetime interest rate caps on the ARMs collateralizing our MBS limit the amount by which the interest rates on such assets can adjust. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during any given year or period. Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular ARM. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase agreements are entered into upon the maturity of existing repurchase agreements) while increases in the interest rates earned on the ARMs collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

•	Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS. In general, the interest rates on our borrowings are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or another index rate, such as the one-year CMT rate, MTA or COFI. Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on our ARM-MBS. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders.

Prepayment rates on the mortgage loans underlying our MBS may adversely affect our profitability.

     The MBS that we acquire are primarily secured by pools of ARMs on single-family residences. In general, the ARMs collateralizing our MBS may be prepaid at any time without penalty (other than certain MTA-indexed ARMs). Prepayments on our MBS result when homeowners/mortgagees sell their mortgaged properties or decide to either satisfy (i.e., payoff the mortgage) or refinance their existing mortgage loan. In addition, because our MBS are primarily Agency MBS, defaults and foreclosures on such MBS typically have the same effect as prepayments. When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which provides us with an expected yield on such MBS. When homeowners/mortgagees prepay their mortgage loans faster than anticipated, it results in a faster prepayment rate on the related MBS in our portfolio and this may adversely affect our profitability. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

     We often purchase MBS that have a higher interest rate than the prevailing market interest rate. In exchange for a higher interest rate, we typically pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the life of the related MBS. If the mortgage loans securing our MBS prepay at a rapid rate, we will have to amortize this premium on an accelerated basis which may adversely affect our profitability. Our investment policies allow us to acquire MBS at an average portfolio purchase price of up to 103.5% of par value. As of December 31, 2005, the amortized cost of our portfolio of MBS was approximately 101.68% of par value.

     Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time. As the holder of MBS, we receive a portion of our investment principal when underlying mortgages are prepaid. In order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates have declined, we may earn a lower return on the new investment as compared to the original MBS. Prepayments may have a negative impact on the Company’s financial results, the effects of which depends on, among other things, the amount of unamortized premium on the MBS, the reinvestment lag and the reinvestment opportunities.

Our business strategy involves a significant amount of borrowing that exposes us to additional risks.

     Pursuant to our financing strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to acquire additional investment assets. Future increases in the amount by which the collateral value is required to contractually exceed the repurchase agreement loan amount, decreases in the market value of our MBS, increases in interest rate volatility, and changes in the availability of financing could cause our company to be unable to achieve the degree of leverage we believe to be optimal. As a result, our company may be less profitable than we would be otherwise. In addition, if the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, our company will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of our leveraged structure. The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•	Our profitability may be limited by restrictions on our use of leverage. As long as we earn a positive margin between our borrowing costs and the interest and other income we earn on our assets, we can generally increase our profitability by using greater amounts of leverage. However, the amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.

•	If we are unable to renew our borrowings at favorable rates, it may force us to sell assets and our profitability may be adversely affected. Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing short-term borrowings on a continuous basis. Our ability to enter into repurchase agreements in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of financing and other conditions existing in the lending market at that time. If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability.

•	A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions. As interest rates rise, the market value of interest-bearing assets, such as MBS, will decline. A decline in the market value of our MBS may result in our lenders initiating margin calls that require us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of our borrowings. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our MBS under adverse market conditions.

•	Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. We use repurchase agreements for most of our borrowing. Our policy is to enter repurchase agreements only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by one of the Rating Agencies. Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code. In the unlikely event that a lender under our repurchase agreements files for bankruptcy it may be difficult for us to recover our assets pledged as collateral to such lender. In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under these agreements without delay.

We may experience a decline in the market value of our assets.

     The market value of our interest-bearing assets, such as MBS, generally move inversely to changes in interest rates and, as a result, may be negatively impacted by increases in interest rates. Accordingly, in a rising interest rate environment, the value of our assets may decline. A decline in the market value of our MBS may limit our ability to borrow or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. As a result, we could be required to sell some of our assets under adverse market conditions in order to maintain liquidity. If these sales were made at prices lower than the amortized cost (i.e., the carrying value) of such investments, our company would incur losses. In addition, if we are unable to meet our margin calls and default under our repurchase agreements, our lenders could liquidate the underlying collateral, which, at minimum, would result in a loss to our company of the difference between the value of the collateral and the amount borrowed under such repurchase agreements. In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing MBS as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices of the assets sold. A decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our securities.

     In addition, declines in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets for generally accepted accounting principles (“GAAP”) purposes if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets.  If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Our investment strategy may involve credit risk.

     The holder of an ARM or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Our investment policy requires that at least 50% of our assets consist of ARM-MBS that are either issued or guaranteed by a federally charted corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or are rated in one of the two highest rating categories by at least one of the Rating Agencies. Even though we have acquired primarily Agency MBS and AAA rated MBS to date, pursuant to our investment policy, we have the ability to acquire MBS and other investment assets of lower credit quality. If we acquire MBS or other investment assets of lower credit quality, we may incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on, or the Rating Agencies downgrade the credit quality of, these assets.

Our use of derivatives to mitigate our interest rate risks may not be effective and may expose us to counterparty risks.

     In accordance with our operating policies, we may enter into certain types of derivative financial instruments, including interest rate swaps, caps and floors and other derivative transactions, to help us mitigate interest rate risk. No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed or that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition. Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks. We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

     In addition, we presently use Caps and Swaps to hedge against anticipated future increases in interest rates on our repurchase agreements. Our policy is to enter into Caps and Swaps only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by one of the Rating Agencies. In the unlikely event that one of our counterparties cannot perform under the terms of our Cap Agreements, in addition to not receiving payments due under such Cap Agreements that off-set our interest expense, our company would also incur a loss for all remaining unamortized premium paid for the specific Cap Agreement. Since Swaps do not involve a premium to be paid at inception, should a counterparty to a Swap be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap. In addition, we may be at risk for any collateral held by a counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy.

Changes in accounting treatment may adversely affect our profitability.

     We are in the process of evaluating whether the current financial statement presentation of certain transactions, which involve the acquisition of MBS from a counterparty and the subsequent financing of these MBS through repurchase agreements with the same counterparty, remains appropriate given our understanding of a technical interpretation of certain provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Although we believe that our current accounting treatment for these transactions is appropriate, we will continue to evaluate our position as the interpretation of this issue among industry participants and standard setters evolves. If we were to determine that our company was required to apply this technical interpretation, the potential change in our accounting treatment would not affect the economics of these transactions, but would affect how these transactions were reported on our consolidated financial statements. The result of this technical interpretation would be to preclude our company from presenting these MBS and the related financings, as well as the related interest income and interest expense, on a gross basis on our consolidated financial statements. Instead, we would present the net investment in these transactions as derivatives and report the corresponding change in fair value of such derivatives on our consolidated statements of income. We are in the process of assessing the financial statement impact of applying such technical interpretation for the years ended December 31, 2005, 2004 and 2003. Accordingly, if we were to determine to apply this accounting treatment, our annual and quarterly net income could be materially and adversely impacted by changes in the fair value of such derivatives and other factors.

We may change our policies without stockholder approval.

     The Board establishes and monitors all of our fundamental operating policies, including our investment, financing and distribution policies, and any revisions to such policies would require the approval of our Board. Our Board may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

We have not established a minimum dividend payment level.

     We intend to pay dividends on our common stock in an amount equal to at least 90% of our REIT taxable income, which is calculated before deductions of dividends paid and excluding net capital gains, in order to maintain our qualification as a REIT for U.S. federal income tax purposes. Dividends will be declared and paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time. We have not established a minimum dividend payment level for our common stock and our ability to pay dividends may be negatively impacted by adverse changes in our operating results.

We are dependent on our executives and employees.

     As a self-advised REIT, we are dependent on the efforts of our key officers and employees, including Stewart Zimmerman, Chairman of the Board, Chief Executive Officer and President; William Gorin, Executive Vice President and Chief Financial Officer; Ronald Freydberg, Executive Vice President and Chief Portfolio Officer; Timothy W. Korth, General Counsel, Senior Vice President - Business Development and Secretary; and Teresa D. Covello, Senior Vice President, Chief Accounting Officer and Treasurer. The loss of any of their services could have an adverse effect on our operations.

The economic return from our investments and interests in real estate will be affected by a number of factors.

     Our indirect interests in multi-family apartment properties expose us to risks associated with investing in real estate. These risks include the possibility that the properties will not perform in accordance with our expectations. In addition, the economic returns from our interests in these properties may be affected by a number of factors, many of which are beyond our direct control. These factors include general and local economic conditions, the relative supply of apartments and other housing in the applicable market area, interest rates on mortgage loans, the need for and costs of repairs and maintenance of the properties, government regulations and the cost of complying with them, taxes and inflation.

Our interests in real estate may be illiquid and their value may decrease.

     Our indirect interests in multi-family apartment properties are relatively illiquid. To the extent we determine to do so, our ability to sell these assets, and the price we receive upon their sale, will be affected by the number of potential buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, we cannot make any assurances that we will be able to sell these interests without incurring a loss.

Owning real estate may subject us to liability for environmental contamination.

     The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. We cannot make any assurances that the multi-family apartment properties in which we currently hold indirect interests, or those we may acquire in the future, are not or will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of the property causing us to lose our entire investment. In addition, environmental laws may materially limit the use of the properties underlying our real estate investments and future laws, or more stringent interpretations or enforcement policies of existing environmental requirements, may increase our exposure to environmental liability.

Compliance with the requirements of the Americans with Disabilities Act of 1990 could be costly.

     Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. A determination that one or more of the multi-family apartment properties in which we currently hold indirect interests does not comply with this Act could result in liability for both government fines and damages to private parties. If we were to make additional capital contributions to the entities that hold these multi-family apartment properties in order to fund unanticipated major modifications at these properties to bring them into compliance with this Act, it could adversely affect our profitability.

Because of competition, we may not be able to acquire investment assets at favorable prices.

     Our profitability depends, in large part, on our ability to acquire MBS or other investment assets at favorable prices. In acquiring our investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, hedge funds, mutual funds, pension funds, investment banking firms, banks and other financial institutions. Many of the entities with which we compete have greater financial and other resources than us. In addition, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, we may not be able to acquire MBS or other investment assets for investment or we may have to pay more for these assets than we otherwise would.

Our qualification as a REIT.

     We believe that we qualify for taxation as a REIT for U.S. federal income tax purposes and plan to operate so that we can continue to meet the requirements for qualification and taxation as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like mortgage interest, that are itemized in the REIT tax laws. In addition, the composition of our assets must meet certain requirements at the close of each quarter. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) on an annual basis. Such distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement. Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

     If we fail to qualify as a REIT for U.S. federal income tax purposes, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This likely would have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

     Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. Any of these taxes will reduce our operating cash flow.

Compliance with proposed or enacted changes in securities laws and regulations could be costly.

     The SOX Act and the rules and regulations promulgated by the SEC and the New York Stock Exchange have increased the scope, complexity and cost of corporate governance, regulatory compliance and reporting and disclosure practices. We believe that these rules and regulations will continue to make it more costly for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain the same coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our Board (particularly with respect to Board members serving on our Audit Committee).

Loss of our Investment Company Act exemption would adversely affect us.

     We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (i.e., qualifying interests). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (the “55% Test”) and (ii) at least 80% of our assets in real estate related assets (including qualifying interests) (the “80% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as qualifying interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of December 31, 2005, the Company had determined that it was in and had maintained compliance with both of the 55% Test and the 80% Test.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     Executive Office

     The Company has a lease for 4,800 square feet through August 31, 2012 for its corporate headquarters located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of: (i) $348,000 through November 30, 2008 and (ii) $358,000 from December 1, 2008 through August 31, 2012. The Company also has a lease for additional space at its corporate headquarters, which commenced in March 2005 and will run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, the Company has a lease for 860 square feet through December 2007 for its off-site back-up facility located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $25,000 for 2006 and $26,000 for 2007. The Company believes that its current leased space is adequate to meet its foreseeable operating needs.

     Properties Owned Through Subsidiary Corporations

     At December 31, 2005, the Company indirectly owned, through Retirement Centers Corporation (“RCC”), all of the interests in the properties known as “The Greenhouse” and “Lealand Place.” The Greenhouse is a 128-unit high-rise multi-family apartment building located at 900 Farnam on the Mall in Omaha, Nebraska. (On January 31, 2006, the Company’s indirect interest in the Greenhouse was sold to a third-party purchaser for $15.2 million. See Note 15(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) Lealand Place is a 191-unit three and four-story garden-style multi-family apartment complex located at 2945 Cruse Road, Lawrenceville, Georgia. At December 31, 2005, the Company also indirectly owned, through Owings Chase Limited Partnership and MFA Owings Chase, Inc., all of the interests in a property known as “Cameron at Hickory Grove,” a 201-unit multi-family apartment complex in Charlotte, North Carolina.

Item 3. Legal Proceedings.

     None.

     To date, the Company has not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4A. Executive Officers of the Company.

     The following table sets forth certain information with respect to each executive officer of the Company. The Board appoints or annually reaffirms the appointment of all of the Company’s executive officers.

Name	Age*	Position held with the Company

Stewart Zimmerman	61	Chairman of the Board, Chief Executive Officer and President
William S. Gorin	47	Executive Vice President and Chief Financial Officer
Ronald A. Freydberg	45	Executive Vice President and Chief Portfolio Officer
Teresa D. Covello	40	Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth	40	General Counsel, Senior Vice President - Business Development and Secretary

* At December 31, 2005

     Stewart Zimmerman has served as Chief Executive Officer, President and a Director of the Company since 1997 and was appointed Chairman of the Board in March 2003. From 1989 through 1997, he initially served as a consultant to The America First Companies and became Executive Vice President of America First Companies, L.L.C. During this time, he held a number of positions: President and Chief Operating Officer of America First REIT, Inc. and President of several mortgage funds, including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2-Limited Partnership. From 1986 through 1989, Mr. Zimmerman served as a Managing Director and Director of Security Pacific Merchant Bank. From 1982 through 1986, Mr. Zimmerman served as First Vice President of EF Hutton & Company, Inc. From 1980 through 1982, Mr. Zimmerman was employed by First Pennco Securities and Cralin & Company. From 1977 to 1980, he served as Vice President of Lehman Brothers. Prior to that time, Mr. Zimmerman was an officer of Bankers Trust Company as well as Vice President of Zenith Mortgage Company. Mr. Zimmerman holds a Bachelors of Arts degree from Michigan State University.

     William S. Gorin serves as Executive Vice President and Chief Financial Officer of the Company. He has served as Executive Vice President since 1997 and was appointed Chief Financial Officer and Treasurer in 2001. From 1998 to 2001, Mr. Gorin served as Executive Vice President and Secretary of the Company. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, serving as a First Vice President in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc. in various positions in corporate finance and direct investments. Mr. Gorin has a Masters of Business Administration degree from Stanford University and a Bachelor of Arts degree in Economics from Brandeis University.

     Ronald A. Freydberg serves as Executive Vice President and Chief Portfolio Officer of the Company, which positions he was appointed to in 2001. From 1998 to 2001, he served as Senior Vice President of the Company. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. From 1994 to 1995, he was with the Global Markets Group. In that position, he was involved in commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp. Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

     Teresa D. Covello serves as Senior Vice President, Chief Accounting Officer and Treasurer, which positions she was appointed to in 2003. From 2001 to 2003, Ms. Covello served as Senior Vice President and Controller of the Company. From 2000 until joining the Company in 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc., where her key responsibilities included; SEC reporting, implementing accounting standards, establishing policies and procedures, managing asset/liability and interest rate risk policy and reporting, and investor and regulatory communications. Ms. Covello began her career in public accounting in 1987 with KPMG Peat Marwick

(predecessor to KPMG LLP), participating in and supervising financial statement audits, compliance examinations, public debt and equity offerings. Ms. Covello currently serves as a member of the board of directors of Commerce Plaza, Inc., a not-for-profit organization. Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Market Information

     The Company’s common stock is listed on the New York Stock Exchange, under the symbol “MFA.” March 2, 2006, the last sales price for the common stock on the New York Stock Exchange was $6.05 per share. The following table sets forth the high and low sales prices per share of the common stock during the 12 months ended December 31, 2005 and 2004.

	2005		2004

Quarter Ended	High	Low	High	Low

March 31	$8.88	$7.35	$10.80	$9.66
June 30	$7.82	$6.85	$10.49	$7.90
September 30	$7.38	$5.77	$9.55	$7.66
December 31	$6.40	$5.33	$9.30	$8.42

     Holders

     As of January 13, 2006, the Company had 1,292 registered holders and approximately 43,820 beneficial owners of its common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

     Dividends

     No dividends may be paid on the common stock unless full cumulative dividends have been paid on the Company’s 8.50% Series A Cumulative Redeemable preferred stock, par value $0.01 per share. From the date of its original issuance in April 2004 through December 31, 2005, the Company has paid full cumulative dividends on its preferred stock.

     The Company has historically declared cash dividends on the common stock on a quarterly basis. Total cash dividends declared by the Company to holders of the common stock during the years ended December 31, 2005 and 2004 were $33.5 million ($0.405 per share) and $76.1 million ($0.96 per share), respectively. In general, the Company’s dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s dividends may, from time to time, be characterized as capital gains or return of capital. For the year ended December 31, 2005, the Company’s dividends were characterized as ordinary income to stockholders; for the year ended December 31, 2004, a portion of the Company’s dividends were deemed to be capital gains, with the remainder characterized as ordinary income. (For additional dividend information, see Notes 9(b) and 9(c) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     The Company elected to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 1998 and, as such, has distributed and anticipates distributing annually at least 90% of its net taxable income, subject to certain adjustments. Although the Company may borrow funds to make distributions, cash for such distributions has generally been and is expected to continue to be largely generated from the Company's results of operations.

     The Company declared and paid the following dividends on its common stock during the years ended December 31, 2005 and 2004:

Declaration Date	Record Date	Payment Date	Dividend per Share

2005
April 1, 2005	April 12, 2005	April 29, 2005	$0.180
July 1, 2005	July 12, 2005	July 29, 2005	0.125
October 3, 2005	October 14, 2005	October 28, 2005	0.050
December 15, 2005	December 27, 2005	January 31, 2006	0.050	(1)

2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.26	(2)
July 1, 2004	July 12, 2004	July 30, 2004	0.25
October 1, 2004	October 12, 2004	October 29, 2004	0.23
December 16, 2004	December 27, 2004	January 31, 2005	0.22	(1)

(1)	For tax purposes, a portion of each of the dividends declared on December 15, 2005 and December 16, 2004 were treated as a dividend for stockholders in the subsequent year.

(2)	Included a special dividend of $0.01 per share.

     Dividends are declared and paid at the discretion of the Board and depend on the Company’s cash available for distribution, financial condition, ability to maintain its qualification as a REIT, and such other factors that the Board may deem relevant. The Company has not established a minimum payout level for its common stock. See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends at the same levels in 2006 and thereafter.

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

     The following table presents information regarding the shares of common stock repurchased by the Company under the Repurchase Program during the fourth quarter of 2005.

		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Month	Purchased	Share (1)	Repurchase Program (2)	Repurchase Program

October 1- 31	401,500	5.64	401,500	3,275,900
November 1 - 30	779,600	5.64	779,600	2,496,300
December 1- 31	761,000	5.84	761,000	1,735,300

Total	1,942,100	$5.72	1,942,100

(1)	Includes brokerage commissions.

(2)	On August 11, 2005, the Company publicly announced the implementation of the Repurchase Program to repurchase up to 4.0 million shares of its outstanding common stock. Through December 31, 2005, the Company had repurchased 2,264,700 shares pursuant to the Repurchase Program.

     Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

     In September 2003, the Company initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (the “DRSPP”) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock. Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of common stock and existing stockholders and new investors may make optional monthly cash purchases of shares of common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 and, with the Company’s prior approval, in excess of $10,000. At the Company’s discretion, shares of common stock purchased under the DRSPP may be acquired at discounts of up to 5% from the prevailing market price at the time of purchase. Mellon Bank, N.A. is the administrator of the DRSPP (the “Plan Agent”). Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent. Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register the common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.melloninvestor.com or from the Company’s website at www.mfa-reit.com. During the year ended December 31, 2005, the Company sold 368,702 shares of common stock through the DRSPP generating net proceeds of $3.0 million.

     Controlled Equity Offering Program

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. During the year ended December 31, 2005, the Company did not sell any common stock through the CEO Program. From inception of the CEO Program through December 31, 2005, the Company sold 1,833,215 shares of common stock in at-the-market transactions through such program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942.

     Securities Authorized For Issuance Under Equity Compensation Plans

     During the second quarter of 2004, the Company adopted the 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the Company’s stockholders. The 2004 Plan amended and requested the Company’s Second Amended and Restated 1997 Stock Option Plan. For a description of the 2004 Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.

     The table below presents certain information about the Company’s equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in the
Plan category	warrants and rights	and rights	first column of this table)

Equity compensation plans approved by security holders	962,000	$9.33	2,338,000
Equity compensation plans not approved by security holders	--	--	--

Total	962,000	$9.33	2,338,000

Item 6. Selected Financial Data.

     Set forth below is selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.

	For the Year Ended December 31,

Operating Data:	2005	2004	2003	2002	2001

(In Thousands, Except per Share Amounts)
Mortgage securities income	$235,798	$174,957	$119,612	$126,238	$53,387
Corporate debt securities income	--	--	--	791	1,610
Dividend income	--	--	--	39	666
Interest income on temporary cash investments	2,921	807	746	926	842
Interest expense on repurchase agreements	(183,833)	(88,888)	(56,592)	(63,491)	(35,073)
Revenue from operations of real estate (1)	4,187	4,126	2,663	685	--
(Loss)/income from equity interests in real estate	--	--	(421)	80	563
Net (loss)/gain on sale of securities (2)	(18,354)	371	(265)	205	(438)
Gain on sale of real estate and equity interests in real estate, net	--	--	1,697	--	2,574
Other-than-temporary impairment on securities (2)	(20,720)	--	--	(3,474)	(2,453)
Other income	351	195	2	--	--
Operating and other expenses (3)	(13,642)	(13,495)	(9,594)	(5,905)	(5,355)
Cost incurred in acquiring Advisor (4)	--	--	--	--	(12,539)
Net income	$6,708	$78,073	$57,848	$56,094	$3,784
Less: Preferred stock dividends	8,160	3,576	--	--	--
Net income available to common stockholders	$(1,452)	$74,497	$57,848	$56,094	$3,784
Net (loss)/income, per share - basic	$(0.02)	$0.98	$1.07	$1.35	$0.25
Net (loss)/income, per share - diluted	$(0.02)	$0.98	$1.07	$1.35	$0.25
Dividends declared per share of common stock	$0.405	$0.96	$1.09	$1.24	$0.85
Dividends declared per share of preferred stock	$2.125	$1.44	$--	$--	$--

	At December 31,

Balance Sheet Data:	2005	2004	2003	2002	2001

(In Thousands)
MBS	$5,714,906	$6,777,574	$4,372,718	$3,485,319	$1,926,900
Corporate debt securities	--	--	--	--	9,774
Corporate equity securities	--	--	--	--	4,088
Total assets	5,846,917	6,913,684	4,564,930	3,603,859	2,068,933
Repurchase agreements	5,099,532	6,113,032	4,024,376	3,185,910	1,845,598
Preferred stock, liquidation preference (5)	96,000	96,000	--	--	--
Total stockholders’ equity	661,102	728,834	484,958	371,200	203,624

(1)	On October 1, 2002, the Company acquired the voting common shares of RCC. RCC’s results of operations have been consolidated with the Company on a prospective basis since that time. (See Note 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.).

(2)	During the fourth quarter of 2005, the Company repositioned a portion of its MBS portfolio. This repositioning involved the sale of $564.8 million of MBS, which resulted in an $18.4 million loss on sale, and an impairment charge of $20.7 million against certain MBS with an amortized cost of $842.2 million, which established a new cost basis of $821.5 million with respect to such MBS, retained in the portfolio at December 31, 2005. (See Note 15(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

(3)	Includes an incentive fee of $511,000 paid to the Company’s former external advisor (America First Mortgage Advisory Corporation (the “Advisor”)) in connection with a gain on sale of real estate for the year ended December 31, 2001.

(4)	Reflects the cost of acquiring the Advisor of which $11.3 million was non-cash.

(5)	Reflects the aggregate liquidation preference on the 3,840,000 shares of 8.50% cumulative redeemable preferred stock, par value $0.01, outstanding. The preferred stock is redeemable exclusively at the Company’s option at $25.00 per share plus accrued interest and unpaid dividends (whether or not declared) commencing on April 27, 2009. No dividends may be paid on the common stock unless full cumulative dividends have been paid on the preferred stock. From the date of its original issuance in April 2004 through December 31, 2005, the Company has paid full quarterly dividends on its preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     MFA Mortgage Investments, Inc., a self-advised mortgage REIT, is primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS. The Company’s MBS portfolio consists primarily of Agency MBS and, to a lesser extent, high quality ARM-MBS, rated in one of the two highest rating categories by at least one of the Rating Agencies. The Company’s operating policies also permit investments in residential mortgage loans, residential MBS, direct or indirect investments in multi-family apartment properties, investments in limited partnerships, REITs or closed-end funds and investments in other corporate or government fixed income instruments. The Company’s principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the interest expense on its borrowings used to finance such investments and its operating costs.

     The Company has elected to be taxed as a REIT for U.S. federal income tax purposes. One of the requirements of maintaining its qualification as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

     In general, the Company has, over time, significantly increased its asset base by investing, on a leveraged basis, additional equity capital raised through public offerings and other issuances of common stock. However, during 2005, the Company reduced its asset base through a strategy under which it, among other things, determined not to fully reinvest principal repayments on its ARM-MBS as the underlying ARMs on such assets were prepaid, repositioned its portfolio through sales of select ARM-MBS and repurchased shares of its common stock. In response to the continued rising interest rate environment and relatively flat yield curve in 2005, the Company realigned its balance sheet to better position the Company for the future. The Company’s total assets were $5.847 billion at December 31, 2005, compared to $6.914 billion at December 31, 2004. At December 31, 2005, 99.1% of the Company’s assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. At December 31, 2005, the Company also had indirect interests in three multi-family apartment properties, containing a total of 520 rental units, located in Georgia, North Carolina and Nebraska, and $6.0 million of non-Agency MBS rated below AAA.

     The results of the Company’s business operations are affected by a number of factors, many of which are beyond its control, and primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of, and demand for, MBS in the market place. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with its borrowings (i.e., repurchase agreements) to increase; (ii) the value of its MBS portfolio and, correspondingly, its stockholders’ equity to decline; (iii) prepayments on its MBS portfolio to slow, thereby reducing the cost of premium amortization; and (iv) coupons on its MBS to reset, although on a delayed basis, to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on its MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) coupons on its MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) the interest expense associated with its borrowings to decrease; and (iv) the value of its MBS portfolio and, correspondingly, its stockholders’ equity to increase. In addition, borrowing costs and credit lines are further affected by our perceived credit worthiness.

     The 14 consecutive increases in the target federal funds rate from 1% to 4.5% as of January 31, 2006 are expected to continue to increase the cost of the Company’s liabilities at a more rapid pace than the yield on its assets, negatively impacting spreads in 2006. This is due to the fact that interest rates on the Company’s existing liabilities reset on average approximately every four months while interest rates on its assets, in general, reset every 12 months and, with respect of its hybrid MBS, only after an initial fixed-rate period. As a result, the Company anticipates that it will experience a period of reduced earnings over the next several quarters. The Company believes that there is a strong probability of one or more additional increases in the target federal funds rate in 2006, which could have a further negative impact on spreads and earnings in 2006. In addition, due to the shape of the yield curve which has recently been flat and even inverted, cash-out refinancing opportunities and the availability of lower monthly payment interest-only mortgages, the Company’s prepayment rates may be elevated, further negatively impacting spreads and income.

     Over the past five years, MFA’s quarterly net spreads have averaged 1.40%, varying from a low of 0.15%, which was experienced during the quarter ended September 30, 2005, to a high of 2.15% in the fourth quarter of 2001. Since the second quarter of 2004, the differential between short-term and long-term benchmark interest rates has narrowed significantly (i.e., a flattening of the yield curve). In addition to the rising short-term interest rate environment, this trend has, and is expected to continue to, negatively impact the Company’s net interest income, interest rate spread and net interest margin, key determinants of the Company’s net income.

     The following table presents the quarterly average of certain benchmark interest rates for the two years ended December 31, 2005:

Quarter Ended	30 Day LIBOR	6 Month LIBOR	12 Month LIBOR	1 Year CMT (1)	2 Year Treasury	10 Year Treasury

2005:
December 31	4.17%	4.52%	4.73%	4.29%	4.35%	4.48%
September 30	3.60	3.97	4.18	3.79	3.94	4.20
June 30	3.11	3.50	3.76	3.34	3.63	4.15
March 31	2.64	3.08	3.43	3.07	3.44	4.30

2004:
December 31	2.14%	2.48%	2.76%	2.47%	2.81%	4.17%
September 30	1.60	1.97	2.33	2.08	2.53	4.29
June 30	1.15	1.55	2.00	1.78	2.43	4.58
March 31	1.10	1.18	1.38	1.22	1.66	4.00

(1)	CMT – constant maturity treasury.

     The Company, through wholly-owned subsidiaries, provides third-party investment advisory services for which it generates fee income. In addition, the Company continues to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, without limitation, the acquisition and securitization of ARMs, the expansion of third-party advisory services, the creation of new Company-managed investment vehicles and the creation and/or acquisition of a third-party asset management business to complement the Company’s core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. No assurance, however, can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact the Company.

     The Company believes that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

     The Company’s weighted average contractual maturities on repurchase agreements was 3.7 months at December 31, 2005, compared to 7.9 months at December 31, 2004; however, the Company’s Swaps in effect extended the fixed pricing period on the Company’s repurchase agreements to 4.2 months at December 31, 2005.

RESULTS OF OPERATIONS

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     For 2005, the Company realized a net loss on its common stock of $1.5 million, or $(0.02) per share, compared to net income available to common stockholders of $74.5 million, or $0.98 per share, for 2004. Given the continued rising interest rate environment, the Company repositioned a portion of its MBS portfolio. This repositioning resulted in the Company recognizing an aggregate loss of $39.1 million in the fourth quarter of 2005, comprised of an $18.4 million loss on the sale of MBS and an impairment charge of $20.7 million against certain MBS retained in the portfolio at December 31, 2005. In addition, as a result of the rising interest rate environment and flattening of the yield curve, the net interest spread and margin compression experienced by the Company during 2004 continued

during 2005, as the cost of its borrowings continued to increase more rapidly than did the yield on its MBS portfolio. The Company believes that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods or fixed rate products. Further, the availability of alternative mortgage products, an efficient refinancing market and a cycle of rising property values that has promoted cash out refinancing contributed to the CPR remaining elevated. The impact of such adverse market conditions on each component of the Company’s net income available to common stockholders is further detailed below.

     Interest income for 2005 increased by $63.0 million, or 35.8%, to $238.7 million from $175.8 million for 2004. This increase in interest income primarily reflects growth in the Company’s average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during 2004 and, to a lesser extent, the first quarter of 2005. The Company’s average investment in MBS (excluding changes in market values) increased by $1.142 billion, or 20.2%, to $6.790 billion for 2005 from $5.648 billion for 2004. The net yield on the MBS portfolio increased to 3.47% for 2005 from 3.10% for 2004, primarily reflecting an increase in the gross coupon (i.e., average stated interest rate) to 4.52% from 4.15% for 2004. The cost of premium amortization, which is driven by the CPR, remained high at 87 basis points for 2005, compared to 89 basis points for 2004. High refinancing activity, as reflected by the CPR, experienced on the MBS portfolio during 2005 and 2004, caused amortization of purchase premiums to remain elevated during 2005.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

2005:
December 31	4.70%	(0.09)%	(0.90)%	(0.09)%	3.62%
September 30	4.55	(0.10)	(1.05)	(0.09)	3.31
June 30	4.48	(0.09)	(0.86)	(0.08)	3.45
March 31	4.36	(0.09)	(0.70)	(0.06)	3.51

2004:
December 31	4.25%	(0.09)%	(0.78)%	(0.07)%	3.31%
September 30	4.11	(0.09)	(0.94)	(0.08)	3.00
June 30	4.09	(0.09)	(1.12)	(0.08)	2.80
March 31	4.14	(0.09)	(0.72)	(0.06)	3.27

     The following table presents the quarterly average CPR experienced on the Company’s MBS portfolio, on an annualized basis:

Quarter Ended	CPR

2005:
December 31	31.2%
September 30	34.9
June 30	29.1
March 31	24.1

2004:
December 31	26.0%
September 30	29.0
June 30	32.4
March 31	22.9

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $2.1 million, to $2.9 million for 2005, from $807,000 for 2004. This increase reflects the combined impact of a $21.0 million increase in the average cash investments held during 2005 compared to 2004 together with an increase in the yield on cash investments (reflecting the rising interest rate environment) to 3.17% for 2005, from 1.14% for 2004. In general, the Company manages its cash investments relative to its, financing and operating requirements and investment opportunities.

     Interest expense for 2005 increased by 106.8% to $183.8 million, from $88.9 million for 2004, while the average balance of repurchase agreements for 2005 increased by 20.4% to $6.103 billion, from $5.070 billion for 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during the latter part of 2004 and, to a lesser extent, the earlier part of 2005. The Company’s cost of borrowings, which is net of costs on its Hedging Instruments, increased to 3.01% for 2005, compared to 1.75% for 2004. The net cost of the Company’s Hedging Instruments decreased to $1.2 million, or two basis points, to the cost of borrowings for 2005, from $3.1 million, or six basis points, for 2004. The Company’s Hedging Instruments may result in interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2(l) and 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) The U.S. Federal Reserve has raised the Federal Funds rate from 1% at June 30, 2004 to 4.25% at December 31, 2005, and the Company expects that the recent and anticipated increases in market interest rates will cause the Company’s cost of funding to continue to increase in 2006.

     For 2005, the Company’s net interest income decreased by $32.0 million, to $54.9 million, from $86.9 million for 2004 reflecting the negative impact of rising interest rates, a flattening of the yield curve and high prepayment speeds. These factors all contributed to a compression of the Company’s net interest margin and spread. The net yield on interest-earning assets increased by 40 basis points during 2005 from 2004 while the cost of borrowings increased by 126 basis points over the prior year. The Company’s resulting net interest spread and net interest margins decreased to 0.46% and 0.80%, respectively, for 2005, compared to 1.32% and 1.52%%, respectively, for 2004.

     For the years ended December 31, 2005 and 2004, the Company had total average assets of $6.854 billion and $5.732 billion, respectively. The table below provides quarterly information regarding the Company’s average balances, interest income and expense, yields, cost of funds and net interest income for the quarters presented.

					Yield on
	Average		Average		Average	Average
	Amortized	Interest	Cash and	Total	Interest-	Balance of		Average	Net
For the	Cost of	Income	Cash	Interest	Earning	Repurchase	Interest	Cost of	Interest
Quarter Ended	MBS (1)	on MBS	Equivalents	Income	Assets	Agreements	Expense	Funds	Income

(Dollars in thousands)
December 31, 2005	$6,378,629	$57,708	$115,619	$58,806	3.62%	$5,718,634	$48,498	3.36%	$10,308
September 30, 2005	6,806,005	56,396	136,274	57,531	3.31	6,150,582	49,060	3.16	8,471
June 30, 2005	7,035,784	60,752	57,180	61,142	3.45	6,312,122	46,508	2.96	14,634
March 31, 2005	6,945,280	60,942	57,935	61,239	3.50	6,234,969	39,766	2.59	21,473
December 31, 2004	6,531,922	54,003	51,189	54,267	3.30	5,849,657	31,836	2.17	22,431

(1)	With the exception of other-than-temporary impairment charges, unrealized gains/(losses) are not reflected in the average amortized cost of MBS.

     While the Company generally continues to intend to hold its MBS as long-term investments, certain MBS have historically and will continue to be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. During the fourth quarter of 2005, the Company repositioned its MBS portfolio in response to the adverse interest rate environment. As a result, the Company incurred a fourth quarter loss of $18.4 million realized upon the sale of 22 MBS with an amortized cost of $583.2 million and an impairment charge of $20.7 million taken against 30 MBS with an amortized cost of $842.2 million. The loss on sale and the impairment charge reflect the Company’s strategic reassessment of its portfolio. The Company recognized the impairment charge against impaired MBS that it determined to be other than temporarily impaired, as it no longer intended to continue to hold such MBS until full recovery of impaired market value. All impairment on the MBS was related to changes in interest rates, as all of the MBS sold or identified as other than temporarily impaired were either Agency MBS or rated AAA. The impairment charge, which reflects the difference between the amortized cost of MBS considered to be other than temporarily impaired and their estimated market value at December 31, 2005, reflects the Company’s early application of the Financial Accounting Standards Board (“FASB”) Staff Position “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” released by the FASB on November 3, 2005. Because the Company’s MBS portfolio is designated as available-for-sale, the impairment on such MBS was previously recognized in accumulated other comprehensive loss. Upon identifying certain MBS as other than temporarily impaired, the Company recognized the impairment through earnings. The MBS identified as other than temporarily impaired remained in the Company’s portfolio at December 31, 2005, carried at a new cost basis equal to their fair value at December 31, 2005; future gains/losses on such MBS will be realized upon their ultimate sale or prepayment. (See Note 15(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) As part of the overall portfolio management, the Company assesses its MBS on a regular basis, and not less than quarterly, for other-than-temporary impairment.

Future impairments will be recognized if it is later determined that impairment on MBS is considered to be other-than-temporary. During 2004, the Company sold MBS with an amortized cost of $39.6 million, resulting in gains of $371,000. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     During 2005, the Company’s three interests in real estate generated revenue of $4.2 million for 2005, compared to $4.1 million for 2004. The Company does not consider the results of operations from its real estate investments to be material to the Company. These properties, net of operating expenses and mortgage interest, generated net losses of $299,000 for 2005 and $432,000 for 2004. Each of the investments in real estate is carried at cost, which is considered to be less than or approximate to the fair value of such properties. During the fourth quarter of 2005, the Company reconsidered its position of holding The Greenhouse for investment purposes and determined that it would consider the sale of such property. The Company subsequently entered into a letter of intent for the sale of The Greenhouse and expects such sale to result in a gain of approximately $4.0 million during the first quarter of 2006. The remaining two real estate interests are not expected to have a material impact on the Company’s results of operations. (See Notes 2(g), 5 and 15(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     The Company, through wholly-owned subsidiaries, provides investment advisory services to third-party institutions with respect to their MBS portfolio investments. As of December 31, 2005, the Company had approximately $773.3 million of assets under management for third parties. In June 2005, through Spartan II, the Company began to act as investment advisor in connection with the Canadian Fund. In addition, the Company, through Spartan I, continued to provide third-party advisory services. Included in miscellaneous other income, net is advisory income of $444,000 earned during 2005, compared to $65,000 earned during 2004. The Company expects its income from investment advisory services to increase over time; however, the amount of which is not currently expected to have a material impact to the Company.

     During 2005, the Company incurred operating and other expense of $13.6 million, which includes real estate operating expenses of $2.8 million and mortgage interest of $1.7 million related to its three real estate investments, as discussed above. The Company’s costs for compensation and benefits and other general and administrative expense, were $9.2 million for 2005, or 0.13% of average assets, compared to $8.9 million, or 0.16% of average assets, for 2004. The cost of employee compensation and benefits was $5.5 million for 2005, compared to $5.6 million for 2004; included in such expense is non-cash compensation expense of $479,000 and $530,000 for 2005 and 2004, respectively, related to the Company’s outstanding stock options. Other general and administrative expense, which were $3.7 million for 2005 compared to $3.3 million for 2004, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees. The Company incurred expenses of $375,000 during 2005 and $374,000 directly related to complying with the provisions of the SOX Act.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

     Interest expense for 2004 increased by 57.1% to $88.9 million, from $56.6 million for 2003, while the average balance of repurchase agreements for 2004 increased by 42.8% to $5.070 billion, from $3.550 billion for 2003. The increase in borrowings reflects the leveraging of additional equity capital raised during the latter part of 2003 and during 2004. The Company’s cost of borrowings, which includes the cost of its Hedging Instruments, increased to 1.75% for 2004, compared to 1.59% for 2003. The cost of the Company’s Hedging Instruments increased to $3.1 million, adding six basis points, to the cost of borrowings for 2004, from $432,000, or one basis point, for 2003. The Company’s Hedging Instruments may result in interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2(l) and 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) The Company did not receive any payments under its Cap Agreements during 2004 or 2003, as one-month LIBOR, which is the benchmark interest rate stipulated in the Cap Agreements, did not exceed the strike rate set forth in any of the Company’s active Cap Agreements during such periods. In addition, as anticipated for 2004, the Company’s Swaps resulted in a net payment made by the Company to the Swap counterparties, and corresponding amounts charged to interest expense. Swaps increased the cost of the Company’s borrowings by one basis point for 2004. The Company did not have any Swaps prior to the third quarter of 2004.

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

     For 2004, other income was primarily comprised of consolidated revenue from operations of the Company’s three remaining investments in real estate and gains on the sale of MBS. The increase in revenue from operations of real estate to $4.1 million for 2004, from $2.7 million for 2003, primarily reflects consolidating the Company’s two remaining real estate investments commencing January 1, 2004; these two investments were previously accounted for under the equity method. The Company sold its interests in two real estate investments during 2003, resulting in gains of $1.7 million during such year. The Company has reduced its investments in real estate over time, such that these investments are not expected to have a significant net impact on the future results of operations of the Company. (See Notes 2(g) and 15(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. During the third quarter of 2004, the Company sold MBS with an amortized cost of $39.6 million, resulting in net gains of $371,000; during 2003, the Company realized a loss of $265,000 on the sale of MBS with a carrying value of $389.3 million. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. The Company does not intend its MBS portfolio, or any portion thereof, to be held for trading purposes.

     During 2004, the Company incurred operating and other expense of $13.5 million, which includes real estate operating expenses of $2.9 million and mortgage interest of $1.7 million related to its three remaining real estate investments. One of the Company’s real estate investments was accounted for under the equity method for 2003 in its entirety, as such related expenses were reported on a net basis as a component of losses from equity interests in real estate, which is included with total other income/(loss). (See Note 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) The Company’s core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $8.9 million for 2004, or 0.16% of average assets, compared to $6.7 million, or 0.17% of average assets, for 2003. The cost of employee compensation and benefits was $5.6 million for 2004, compared to $4.4 million for 2003; included in such expense is non-cash compensation expense of $530,000 and $529,000 for 2004 and 2003, respectively, related to the Company’s outstanding stock options. The increase in compensation and benefits primarily reflects increases in salaries and bonus accruals and the cost of additional hires made to meet the expanding needs of the Company. Other general and administrative expense, which were $3.3 million for the 2004 compared to $2.3 million for 2003, are comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees. The Company incurred expenses of $374,000 in 2004 directly related to complying with the provisions of the SOX Act.

CRITICAL ACCOUNTING POLICIES

     Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2005, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

     The Company’s consolidated financial statements include the accounts of the Company and all majority owned and controlled subsidiaries. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements. In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     The Company’s accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K. Management believes the more significant of these to be as follows:

     Classifications of Investment Securities and Valuations of Such Securities

     The Company’s investments in MBS are classified as available-for-sale securities, as discussed in Note 2(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K. Although all of the Company’s MBS are carried on the balance sheet at their estimated fair value, the classification of the securities as available-for-sale results in changes in estimated fair value being recorded as adjustments to accumulated other comprehensive income/(loss), which is a component of stockholders’ equity, rather than through earnings. The Company does not intend to hold any of its securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Company’s earnings.

     As noted above, all of the Company’s MBS are carried on the balance sheet at their estimated fair value. The estimated fair values of such assets are based on prices obtained from a third-party pricing service; if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS. Given that such securities trade in an active market, the Company believes that the fair market values presented accurately reflect the estimated fair market value of the MBS at the time of valuation.

     When the estimated fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current estimated fair value, with the amount of impairment charged to current earnings. The determination of other-than-temporary impairment is a subjective on-going process, and different judgments and assumptions could affect the timing of loss realization. (See Note 2(e) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

     In accordance with FAS 133, a derivative, which is designated as a hedge, is recognized as an asset/liability and measured at estimated fair value. To qualify for hedge accounting, the Company must, at inception of a hedge, anticipate that the hedge will be highly effective. As long as the hedge remains effective, changes in the estimated fair value of the Hedging Instrument are included in the accumulated other comprehensive income, a component of stockholders’ equity.

     For Cap Agreements, upon commencement of the active period and throughout the active period, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium on a Cap Agreement is based on an estimated allocation of the premium, determined at inception of the hedge based on the original purchase price. If it is determined that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to the Company’s Cap Agreements is limited to the original purchase price of the derivative. No premium is paid to enter into Swaps. Payments received on the Company’s Hedging Instruments, if any, offset interest expense on the hedged liabilities.

     In order to continue to qualify for and to apply hedge accounting, the Company’s Cap Agreements and Swaps are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether the hedge is expected to continue to be effective. If during the term of a Hedging Instrument the Company determines that the hedge is not effective or that the hedge is not expected to be effective, the ineffective portion of the hedge will no longer qualify for hedge accounting and, accordingly, subsequent changes in its estimated fair value will be reflected in earnings. At December 31, 2005, the Company had five Cap Agreements, with an aggregate notional amount of $300.0 million, with unrealized gains of $425,000 and five Swaps with an aggregate notional amount of $315.0 million with unrealized gains of $3.1 million. The Company had no unrealized losses on its Hedging Instruments. (See Notes 2(l) and 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     Income Taxes

     The Company’s financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet the REIT requirements, the Company would be subject to U.S. federal, state and local income taxes.

     Accounting for Stock-Based Compensation

     On January 1, 2003, the Company adopted FAS No. 123, “Accounting for Stock-Based Compensation, as amended by FAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 123”). The adoption of FAS 123 did not have an impact on the Company as all outstanding stock options were fully vested at the time FAS 123 was adopted. However, the Company recorded an expense of $493,000 and $558,000 for 2005 and 2004, respectively, with respect to its stock options and related dividend equivalent rights (“DERs”) granted subsequent to January 1, 2003. The future effect of FAS 123, as amended by FAS 123-R, will be based on, among other things, the underlying terms of any future grants of stock-based compensation. Estimating the fair value of stock options requires that assumptions are made, which are subjective. (See Note 12(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     Accounting for Certain MBS and Related Repurchase Agreements

     In certain instances, the Company has purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (a “Same Party Transaction”). The Company currently records the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities gross on its consolidated statements of financial condition, with changes in the fair value of these MBS being recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements are reported gross on the Company’s consolidated statements of income. As of December 31, 2005 and 2004, the Company had 25 and 64 Same Party Transactions aggregating approximately $474.5 million and $1.203 billion, respectively, in MBS and $471.5 million and $1.234 billion, respectively, in financings under related repurchase agreements. As of March 2, 2006, the Company had one remaining Same Party Transaction comprised of $28.1 million of MBS with a related financing under a repurchase agreement of $27.6 million; it is anticipated that such transaction will no longer be a Same Party Transaction as of March 13, 2006.

     However, based upon the Company’s understanding of a technical interpretation of the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), Same Party Transactions may not qualify as a purchase by the Company because the MBS purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty to such transactions. The result of this technical interpretation would be to preclude the Company from presenting (i) these MBS and the related financings under repurchase agreements on a gross basis on its consolidated statements of financial condition and (ii) the related interest income earned and interest expense incurred on a gross basis on its consolidated statements of income. Instead, the Company would be required to present Same Party Transactions on a net basis as derivatives and report the corresponding change in fair value of such derivatives on its consolidated statements of income. The derivatives created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying financings provided by the applicable counterparty.

     If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on its consolidated financial statements. The Company is in the process of determining the impact of Same Party Transactions on its financial statements for the years ended December 31, 2005, 2004 and 2003 under the net method. The Company believes that its cash flows, liquidity and ability to pay dividend distributions would be unchanged and that its taxable income would not be affected. Although the Company believes its accounting for Same Party Transactions is appropriate, it will continue to evaluate such position as the interpretation of this issue among industry participants and standard setters evolves.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal payments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company’s most significant uses of cash include purchases of MBS, dividend payments on its capital stock and repayments of principal and interest on its repurchase agreements. In addition, the Company also uses cash to fund operations, enter into Hedging Instruments, repurchase shares of its common stock pursuant to the Repurchase Program, and make such other investments that it considers appropriate.

     Borrowings under repurchase agreements decreased by $1.014 billion to $5.100 billion at December 31, 2005, from $6.113 billion at December 31, 2004. At December 31, 2005, repurchase agreements had a weighted average borrowing rate of 3.56%, on loan balances of between $55,000 and $137.7 million. These repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR. Through December 31, 2005, the Company had satisfied all of its margin calls.

     During the year ended December 31, 2005, principal payments on MBS generated cash of $2.630 billion and operations provided $136.2 million in cash. As part of its core investing activities, during 2005, the Company purchased $2.308 billion of MBS, all of which were either Agency MBS or AAA rated ARM-MBS. During the year ended December 31, 2005, the Company paid dividends on its outstanding common stock and preferred stock totaling $55.8 million. On December 15, 2005, the Company declared dividends on it common stock totaling $4.1 million, which were paid on January 31, 2006 to stockholders of record on December 27, 2005. The Company used $12.7 million to repurchase approximately 2.2 million shares of its common stock from inception of Repurchase Program, in August 2005, through December 31, 2005.

     While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. During the year ended December 31, 2005, the Company, as part of the realignment of its portfolio, sold 23 MBS with an aggregate amortized cost of $635.5 million, realizing net losses of $18.4 million and generating cash proceeds of $617.2 million. The Company does not intend for its MBS portfolio, or any portion thereof, to be held for trading purposes.

     At December 31, 2005, the Company had an aggregate of $252.8 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements. In addition, the Company had an effective shelf registration in order to offer for sale additional common stock through the DRSPP. At December 31, 2005, 9.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration.

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

     In order to reduce interest rate risk exposure, the Company may enter into Caps and Swaps. During the year ended December 31, 2005, the Company did not purchase any Caps, entered into $135.0 million notional amount of fixed-rate pay Swaps and had $260 million of Caps that expired. The Company’s Caps, which had an aggregate notional amount of $300.0 million at December 31, 2005, will generate future cash payments to the Company if interest rates were to increase beyond the rate specified in any of the individual Cap Agreements. During the year ended December 31, 2005, the Company received or was due payments of $316,000 on its Caps. At December 31, 2005, the Company had Swaps with an aggregate notional amount of $315.0 million and maturities extending through February 2, 2007. Pursuant to the Swaps outstanding at December 31, 2005, the Company was required to pay a weighted average fixed rate of 3.53% and receive a variable rate based on 30-day LIBOR.

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS collateralizing its repurchase agreements, generally due to principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS and to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors.  From time to time, the Company may have restricted cash which represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies. Through December 31, 2005, the Company had satisfied all of its margin calls. However, should market interest rates and/or prepayment speeds on the mortgages underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

     The following table summarizes the effect on the Company’s liquidity and cash flows from contractual obligations for repurchase agreements, non-cancelable office leases and mortgages on properties held by the Company’s real estate subsidiaries at December 31, 2005:

	2006	2007	2008	2009	2010		Thereafter

(In Thousands)
Repurchase agreements	$4,896,932	$202,600	$--	$--	$--		$--
Mortgage loans	--	--	--	--	12,811	*	9,741
Long-term lease obligations	524	474	349	358	358		596

	$4,897,456	$203,074	$349	$358	$13,169		$10,337

* Includes a $6.0 million mortgage on The Greenhouse, which was satisfied on January 31, 2006, upon the sale of such property. (See Note 15(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

     These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in interest rates and the market value of the Company’s MBS; changes in the prepayment rates on the mortgage loans collateralizing the Company’s MBS; the Company’s ability to use borrowings to finance its assets; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS. The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last two years, on a quarterly basis, ending with December 31, 2005, the monthly CPR on the Company’s MBS portfolio ranged from a low of 22.9% to a high of 34.9%, with an average quarterly CPR of 28.8%.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity of its ARM-MBS portfolio to changes in interest rates. In measuring its assets-to-borrowings repricing gap (the “Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of December 31, 2005, was approximately 12 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was approximately four months, resulting in Repricing Gap of eight months. Assuming prepayment rates were to decline significantly to a prepayment rate as low as 15% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of December 31, 2005, would be extended to approximately 14 months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, would remain at approximately four months, resulting in an extension of the Repricing Gap to approximately ten months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of December 31, 2005, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of approximately 17 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of approximately four months, resulting in a Repricing Gap of approximately 13 months. Based on historical results, the Company believes that applying a 25% CPR assumption, rather than a 15% CPR assumption, provides a more realistic approximation of the Repricing Gap for the Company’s ARM-MBS portfolio over time.

     The Company’s debt obligations are generally repurchase agreements with remaining terms of two years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the one-year CMT rate, LIBOR, or MTA, while its debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At December 31, 2005, the Company had 36.3% of its ARM-MBS portfolio repricing from the one-year CMT index, 47.4% repricing from the one-year LIBOR index, 15.0% repricing from MTA and 1.3% repricing from COFI.

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

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At December 31, 2005, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming CPRs of 25% and 15%; however, actual prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, or the behavior of various indexes applicable to the Company’s assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive.

     The following table sets forth the Company’s interest rate risk using the gap methodology applying a 25% CPR at December 31, 2005.

	At December 31, 2005

	Less than 3	Three Months to	One Year to	Two Years to	Beyond Three
	Months	One Year	Two Years	Three Years	Years	Total

Interest-Earning Assets:
Adjustable-Rate MBS	$1,933,410	$1,787,765	$1,096,472	$350,176	$540,909	$5,708,732
Fixed-Rate MBS	--	--	--	--	6,174	6,174
Cash	64,301	--	--	--	--	64,301

Total interest-earning assets	$1,997,711	$1,787,765	$1,096,472	$350,176	$547,083	$5,779,207

Interest-Bearing Liabilities:
Repurchase agreements	$3,413,332	$1,483,600	$202,600	$--	$--	$5,099,532
Mortgage Loans	--	--	--	--	22,552	22,552

Total interest-bearing liabilities	$3,413,332	$1,483,600	$202,600	$--	$22,552	$5,122,084

Gap before Hedging Instruments	$(1,415,621)	$304,165	$893,872	$350,176	$524,531	$657,123
Notional Amounts of Swaps	315,000	--	--	--	--	315,000
Cumulative Difference Between Interest-Earnings Assets and
Interest Bearing Liabilities after Hedging Instruments	$(1,100,621)	$(796,456)	$97,416	$447,592	$972,123

     As part of its overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At December 31, 2005, the Company had Caps with an aggregate notional amount of $300.0 million and Swaps with a notional amount of $315.0 million, all of which are active. During the year ended December 31, 2005, the Company received or was due payments of $316,000 from counterparties on its Caps and $108,000 related to its Swaps. The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated statements of financial condition. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

     Substantially all of the Company’s MBS are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity. (See Note 11 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at December 31, 2005, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of the Company’s MBS are generally not credit-related. To a limited extent the Company is exposed to credit-related market value risk as the Company at, December 31, 2005, held $5.9 million of non-Agency MBS that were rated below AAA, of which $85,000 were non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS collateralizing its repurchase agreements decreases, the Company may receive margin calls from its repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding common stock and preferred stock.

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

     The Company’s assets which are pledged to secure repurchase agreements are typically high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At December 31, 2005, the Company had cash and cash equivalents of $64.3 million and unpledged securities of $320.8 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying the Company’s MBS suddenly increase, margin calls relating to the Company’s repurchase agreements could increase, causing an adverse change in the Company’s liquidity position.

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

     For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP. At December 31, 2005, the gross premium for ARM-MBS for financial accounting purposes was $98.7 million (1.73% of the carrying value of MBS) and the gross discount was $3.3 million; while the gross premium for income tax purposes was estimated at $102.8 million and the gross discount was estimated at $100,000. (See Note 15(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in the Company’s investment portfolio on December 31, 2005. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. While the Company generally retains such assets and the associated interest rate risk to maturity; the realignment of the MBS portfolio during the fourth quarter of 2005 and its anticipated impact is reflected in the accompanying table. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates		Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+	1.00%	(39.3%)	(1.4%)
+	0.50%	(13.4%)	(0.6%)
-	0.50%	19.9%	0.5%
-	1.00%	43.2%	0.9%

     Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2005. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future purchases and sales of assets, could materially change the Company’s interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the table.

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

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.13 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.56). The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of the Company’s repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge such repurchase agreements. The Company’s asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 14% decrease in the CPR of the MBS portfolio.

Item 8. Financial Statements and Supplementary Data.

     All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and/or notes thereto.

     Financial statements of subsidiaries have been omitted; as such entities do not individually or in the aggregate exceed the 20% threshold under either the investment or income tests. The Company owned 100% of each of its subsidiaries.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Mortgage Investments, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that MFA Mortgage Investments, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MFA Mortgage Investments, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MFA Mortgage Investments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of MFA Mortgage Investments, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 3, 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Mortgage Investments, Inc.

We have audited the accompanying consolidated statements of financial condition of MFA Mortgage Investments, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Mortgage Investments, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MFA Mortgage Investments, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 3, 2006

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,

	2005	2004

(In Thousands, Except Per Share Amounts)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged assets of $5,394,144 and $6,475,970 at December 31, 2005 and 2004,
respectively, Notes 4 and 7)	$5,714,906	$6,777,574
Cash and cash equivalents	64,301	68,341
Accrued interest receivable	24,198	26,428
Interest rate cap agreements (“Caps”), at fair value (Note 6)	2,402	1,245
Swap agreements (“Swaps”), at fair value (Note 6)	3,092	321
Real estate (Note 5)	29,398	30,017
Goodwill	7,189	7,189
Receivable under Discount Waiver, Direct Stock Purchase and Dividend
Reinvestment Plan (“DRSPP”) (Note 9)	--	985
Prepaid and other assets	1,431	1,584

Total Assets	$5,846,917	$6,913,684

Liabilities:
Repurchase agreements (Note 7)	$5,099,532	$6,113,032
Accrued interest payable	54,157	28,351
Mortgages payable on real estate (Note 5)	22,552	22,686
Dividends payable	4,058	18,170
Accrued expenses and other liabilities	5,516	2,611

Total Liabilities	5,185,815	6,184,850

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000 shares authorized; 3,840 shares issued and outstanding at
December 31, 2005 and 2004 ($96,000 aggregate liquidation
preference) (Note 9)	38	38
Common stock, $.01 par value; 370,000 shares authorized;
80,121 and 82,017 issued and outstanding at December 31,
2005 and 2004, respectively (Note 9)	801	820
Additional paid-in capital	770,789	780,406
Accumulated deficit	(52,315)	(17,330)
Accumulated other comprehensive loss (Note 11)	(58,211)	(35,100)

Total Stockholders’ Equity	661,102	728,834

Total Liabilities and Shareholders’ Equity	$5,846,917	$6,913,684

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2005	2004	2003

(In Thousands, Except Per Share Amounts)
Interest and Dividend Income:
MBS income	$235,798	$174,957	$119,612
Interest income on temporary cash investments	2,921	807	746

Total Interest Income	238,719	175,764	120,358

Interest Expense	183,833	88,888	56,592

Net Interest Income	54,886	86,876	63,766

Other (Loss)/Income:
Other-than-temporary impairment on MBS	(20,720)	--	--
Net (loss)/gain on sale of securities	(18,354)	371	(265)
Revenue from operations of real estate (Note 5)	4,187	4,126	2,663
Loss from equity interests in real estate (Note 5)	--	--	(421)
Gain on sale of real estate assets, net	--	--	1,697
Miscellaneous other income, net	351	195	2

Total Other (Loss)/Income
	(34,536)	4,692	3,676

Operating and Other Expense:
Compensation and benefits (Note 12)	5,505	5,603	4,447
Real estate operating expense (Note 5)	2,805	2,860	1,767
Mortgage interest on real estate (Note 5)	1,681	1,698	1,102
Other general and administrative expense	3,651	3,334	2,278

Total Operating and Other Expense	13,642	13,495	9,594

Net Income	$6,708	$78,073	$57,848

Less: Preferred Stock Dividends	8,160	3,576	--

Net (Loss)/Income Available to common stockholders	$(1,452)	$74,497	$57,848

Earnings Per Share of common stock:
(Loss)/Earnings per share - basic and diluted	$(0.02)	$0.98	$1.07
Weighted average shares outstanding - basic	82,025	76,168	53,999
Weighted average shares outstanding - diluted	82,025	76,217	54,061

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,

	2005		2004		2003

	Dollars	Shares	Dollars	Shares	Dollars	Shares

(In Thousands, Except Per Share Amounts)
8.50% Series A Cumulative Redeemable Preferred Stock -
Liquidation Preference $25.00 Per Share:
Balance at beginning of year	$38	3,840	$--	--	$--	--
Issuance of shares, net of offering expenses	--	--	38	3,840	--	--

Balance at end of year	38	3,840	38	3,840	--	--

Common Stock, Par Value $0.01:
Balance at beginning of year	820	82,017	632	63,201	463	46,271
Issuance of shares, net of offering expenses	4	368	188	18,816	168	16,847
Issuance of shares for option exercises and stock based compensation	--	--	--	--	1	83
Repurchase of shares	(23)	(2,264)	--	--	--	--

Balance at end of year	801	80,121	820	82,017	632	63,201

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	780,406		512,199		359,359
Exercise of common stock options	--		--		408
Compensation expense for common stock options	493		558		529
Issuance of common stock, net of expenses	2,994		175,634		151,903
Issuance of preferred stock, net of expenses	--		92,015		--
Repurchase of common stock	(13,104)		--		--

Balance at end of year	770,789		780,406		512,199

Accumulated Deficit:
Balance at beginning of year	(17,330)		(15,764)		(12,417)
Net income	6,708		78,073		57,848
Dividends declared on common stock	(33,533)		(76,063)		(61,195)
Dividends declared on preferred stock	(8,160)		(3,576)		--

Balance at end of year	(52,315)		(17,330)		(15,764)

Accumulated Other Comprehensive (Loss)/Income:
Balance at beginning of year	(35,100)		(12,109)		23,795
Unrealized loss on MBS, net	(28,617)		(24,338)		(35,504)
Unrealized gain/(loss) on Caps, net	2,735		1,026		(400)
Unrealized gains on Swaps	2,771		321		--

Balance at end of year	(58,211)		(35,100)		(12,109)

Total Stockholders’ Equity	$661,102		$728,834		$484,958

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2005	2004	2003
(In Thousands)
Cash Flows From Operating Activities:
Net income	$6,708	$78,073	$57,848
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of MBS	(10)	(371)	(1,297)
Losses on sale of MBS	18,364	--	1,562
Other-than-temporary impairment recognized on MBS	20,720	--	--
Amortization of purchase premium on investments, net of accretion of discounts	56,515	47,657	45,451
Amortization of premium cost for Caps	1,578	2,451	432
Decrease/(increase) in interest receivable	2,230	(7,619)	663
Decrease/(increase) in receivable under DRSPP	985	(280)	--
Depreciation and amortization on real estate	838	819	500
Increase in other assets and other	(65)	(440)	(1,090)
(Decrease)/increase in accrued expenses and other liabilities and MBS purchase payable	2,475	(13,662)	15,112
Increase/(decrease) in accrued interest payable	25,806	21,112	(7,060)
Stock option expense	493	558	529
Negative amortization on MBS	(443)	--	--

Net cash provided by operating activities	136,194	128,298	112,650

Cash Flows From Investing Activities:
Principal payments on MBS	2,629,887	2,078,565	2,044,170
Proceeds from sale of MBS	617,152	39,950	389,009
Purchases of MBS	(2,308,134)	(4,594,995)	(3,401,798)
Equity loss from equity investments in real estate	--	--	421
Net gain on sale of real estate equity interests and real estate	--	--	(1,697)
Distributions from equity investees	--	--	2,280
Cash increase from initial consolidation of subsidiary	--	258	--

Net cash provided/(used) by investing activities	938,905	(2,476,222)	(967,615)

Cash Flows From Financing Activities:
Decrease in restricted cash	--	--	39
Purchase of Caps	--	(2,394)	--
Net(decrease)/increase in borrowing under repurchase agreements	(1,013,500)	2,088,656	838,466
Net proceeds from issuance of preferred stock	--	92,053	--
Net proceeds from issuance of common stock	2,998	175,822	152,071
Dividends paid on preferred stock	(8,160)	(3,576)	--
Common stock repurchased	(12,697)	--	--
Dividends paid on common stock	(47,646)	(73,816)	(60,224)
Principal amortization on real estate investment mortgages	(134)	(187)	(176)
Proceeds from exercise of common stock options	--	--	409

Net cash (used)/provided by financing activities	(1,079,139)	2,276,558	930,585

Net (decrease)/increase in cash and cash equivalents	(4,040)	(71,366)	75,620
Cash and cash equivalents at beginning of period	68,341	139,707	64,087

Cash and cash equivalents at end of period	$64,301	$68,341	$139,707

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$159,050	$67,024	$64,322

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,

	2005	2004	2003
(In Thousands)

Net income available to common stockholders
before preferred stock dividends	$6,708	$78,073	$57,848
Other Comprehensive Income:
Unrealized losses on MBS, net	(68,185)	(23,529)	(34,234)
Reclassification adjustment for net loss/(gain) included in net income	39,568	(809)	(1,270)
Unrealized gains/(losses) on Caps, net	2,735	1,026	(400)
Unrealized gains on Swaps	2,771	321	--

Comprehensive (loss)/income before preferred stock dividends	$(16,403)	$55,082	$21,944

Dividends on preferred stock	(8,160)	(3,576)	--

Comprehensive (Loss)/Income	$(24,563)	$51,506	$21,944

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual net taxable income to its stockholders, subject to certain adjustments. (See Note 9(c).)

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

     (b) MBS
      The Company accounts for its MBS in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholder’s Equity. In addition, as of December 31, 2005, the Company applied the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FASB Impairment Position”) issued by the FASB on November 3, 2005. The application of FSP FAS 114-1 and 124-1 resulted in the Company recognizing an other-than-temporary impairment charge of $20.7 million on December 31, 2005. (See Note 2(e).)

     Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. Amounts reclassified out of accumulated other comprehensive income into earnings, as realized gains and losses, upon the sale of MBS are based on the specific identification method. (See Note 4.)

     The Company’s adjustable-rate assets are comprised primarily of hybrid MBS and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”). Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. At December 31, 2005, the Company had MBS with a carrying value of $1.2 million rated below BBB, such MBS were purchased at a deep discount, with the discount, or a portion thereof, recorded as credit protection against future credit losses under various economic environments.

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

     (d) Credit Risk
      The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

assets may consist of investments in: (i) residential mortgage loans, (ii) residential MBS (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At December 31, 2005, 88.1% of the Company’s assets consisted of Agency MBS and related receivables, 9.9% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.1% were cash and cash equivalents; combined these assets comprised 99.1% of the Company’s total assets.

     (e) Other-than-temporary Impairment
      Other-than-temporary impairment losses related to changes in market interest rates or in the underlying credit of investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment related to credit exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise collateralizing the particular security; (v) management’s internal analysis of the security considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of the historical decline in market value when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change.

     On November 3, 2005, the FASB Impairment Position was issued. The guidance in the FASB Impairment Position is to be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. MFA commenced the application of the FASB Impairment Position as of December 31, 2005. (See Note 2(m).)

     (f) Goodwill
      The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment at least annually, or more frequently under certain circumstances. At the time the Company adopted FAS 142, the Company had unamortized goodwill of approximately $7.2 million, which represents the excess of the fair value of the common stock issued over the fair value of net assets acquired when the Company was formed in 1998 through a merger transaction. On an annual basis goodwill is tested for impairment at the entity level. Through December 31, 2005, the Company has not recognized any impairment on its goodwill.

     (g) Real Estate/Equity Interests in Real Estate
      At December 31, 2005, the Company indirectly held a 100% ownership interest in each of three multi-family apartment properties, all of which are consolidated with the Company. Each of these properties was acquired through tax-free exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Notes 5 and 15(a).)

     Through December 31, 2003, the Company accounted for the investment in Cameron at Hickory Grove (“Cameron”) under the equity method, at which time the Company held a 99% limited partner interest relating to such property. Commencing on January 1, 2004, the Company changed its accounting for such investment from the equity method to consolidating such entity, on a prospective basis, in accordance with FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), as amended. During 2005, the Company indirectly acquired the remaining 1% controlling interest in Cameron.

     The properties, capital improvements and other assets held in connection with these investments are carried at cost, net of accumulated depreciation and amortization. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related asset components.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (h) Repurchase Agreements
      The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. A repurchase agreement is a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing market interest rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of its MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through December 31, 2005, the Company had satisfied all of its margin calls.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose parent or holding company’s long-term debt rating is single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s Stockholders’ Equity. At December 31, 2005, the Company had repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the fair value of the security pledged by the Company as collateral) to a single lender of $43.6 million. (See Note 7.)

     In certain instances, the Company has purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (a “Same Party Transaction”). The Company currently records the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities gross on its consolidated statements of financial condition, with changes in the fair value of these MBS being recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements are reported gross on the Company’s consolidated statements of income. As of December 31, 2005 and 2004, the Company had 25 and 64 Same Party Transactions aggregating approximately $474.5 million and $1.203 billion, respectively, in MBS and $471.5 million and $1.234 billion, respectively, in financings under related repurchase agreements.

     However, based upon the Company’s understanding of a technical interpretation of the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), Same Party Transactions may not qualify as a purchase by the Company because the MBS purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. The result of this technical interpretation would be to preclude the Company from presenting (i) these MBS and the related financings under repurchase agreements on a gross basis on its balance sheet and (ii) the related interest income earned and interest expense incurred on a gross basis on its income statement. Instead, the Company would be required to present Same Party Transactions on a net basis, reporting derivatives on its balance sheet and the corresponding change in fair value of such derivatives on its income statement. The value of the derivatives created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying credit provided by the applicable counterparty.

     If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on its consolidated financial statements. The Company is in the process of determining the impact of Same Party Transactions on its financial statements for the years ended December 31, 2005, 2004 and 2003 under the net method. However, the Company believes that its cash flows, liquidity and ability to pay dividend distributions would be unchanged and that its taxable income would not be affected. Although the Company believes its accounting for Same Party Transactions is appropriate, it will continue to evaluate such position as the interpretation of this issue among industry participants and standard setters evolves. As of March 2, 2006, the Company had one remaining Same Party Transaction comprised of $28.1 million of MBS with related financing under a repurchase agreement of $27.6 million.

     (i) Earnings per Common Share (“EPS”)
      Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to holders of common stock by the weighted-average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds are used to buy back shares of the Company’s outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net loss is reported. (See Note 10.)

     (j) Comprehensive Income
      Comprehensive income for the Company includes net income, the change in net unrealized gains/(losses) on investments and certain derivative instruments reduced by dividends on preferred stock. (See Note 11.)

     (k) U.S. Federal Income Taxes
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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (l) Derivative Financial Instruments/Hedging Activity
      The Company hedges its interest rate risk through the use of derivative financial instruments, comprised of Caps and Swaps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” In accordance with FAS 133, all Hedging Instruments are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Since the Company’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

     The Company utilizes Hedging Instruments to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 6.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated single A or better, or if applicable whose parent was rated single A or better, by at least one of the Rating Agencies at the time of purchase.

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

     The Company purchases Caps by incurring a one-time fee or premium. Pursuant to the terms of the Caps, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Caps have the effect of capping the interest rate on a portion of the Company’s borrowings at the level specified by the Cap Agreement.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     All changes in the value of Swaps are recorded in other comprehensive income/(loss). If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income/(loss) would be recognized through earnings.

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

     (m) Adoption of New Accounting Standards
      On January 1, 2003, the Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148 amended FAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”) and provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, FAS 148 amended the disclosure requirements of FAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of FAS 148 did not have a significant impact on the Company’s results of operations; however, the future effect of FAS 148 will be based on, among other things, the underlying terms of future grants of stock based compensation. (See Note 12(a).)

     In January 2003, the FASB issued FIN 46, which was revised in December 2003. FIN 46 requires consolidation by the primary beneficiary of all variable interest entities (“VIE”). FIN 46 became effective immediately for investments in all VIE acquired after February 1, 2003 and for previously held investments beginning with the first interim period beginning after June 15, 2003. FIN 46 applied to one of the Company’s equity investments in real estate in which it has a majority interest as a limited partner but had not historically consolidated because it did not have effective control under the terms of the respective partnership agreements. The Company determined that this entity was a VIE and the Company was the primary beneficiary. The application of FIN 46 did not have a material impact on the Company’s consolidated financial statements, as its investment as a limited partner in such entity is immaterial. (See Note 5.)

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

     On December 31, 2005, the Company early adopted the FASB Impairment Position. (See Note 2(e).) Among other things, the FASB Impairment Position specifically addresses: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

     The FASB Impairment Position specifically provides that when the fair value of an investment is less than its cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary” - which does not mean permanent. If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment's cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment is not permitted to include partial recoveries subsequent to

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the balance sheet date. Following the recognition of impairment as other-than-temporary, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value.

     Upon a decision to sell an impaired available-for-sale security on which the Company does not expect the fair value of the security to fully recover prior to the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made, in addition, the Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. Upon the implementation of the FASB Impairment Position, the Company recorded an impairment charge of $20.7 million related to impairments on MBS, such impairment related to changes in interest rates on MBS that the Company does not expect to hold until recovery of such impairment. At December 31, 2005 the Company had MBS of $821.5 million on which an impairment charge had been made; no other impairment charges were made on MBS prior to that time. (See Note 4.)

     (n) New Accounting Pronouncements
      In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123 “Share Based Payment”, revised (“FAS 123-R”). FAS 123-R, as deferred, becomes effective for the Company commencing in the first quarter of 2006. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. The Company does not believe that the adoption of FAS 123-R will have a material impact on the Company, as the Company had applied the fair value method of accounting for stock based compensation on January 1, 2003, pursuant to the adoption of FAS 148.

     (o) Reclassifications
      Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

     (a) Property Management
      During 2003 and 2004, America First Properties Management Companies L.L.C. (the “Property Manager”), a wholly-owned subsidiary of America First Companies, L.L.C. (“AFC”), provided property management services for the multi-family properties in which the Company indirectly held investment interests. In the fourth quarter of 2004, AFC sold all of its interest in the Property Manager, together with certain property management rights and other assets, including the contractual right to manage the Company’s multi-family property interests, to America First Apartment Investors, Inc. (“AFAI”) (See 3(b).) Pursuant to the property management agreement, the Property Manager received a management fee equal to a stated percentage (i.e., 3% to 4%) of the gross receipts generated by these properties. The Property Manager received fees of approximately $127,000 and $298,000 for the years ended December 31, 2004 and 2003, respectively. During 2003 and 2004, George H. Krauss, one of the Company’s directors, beneficially owned approximately 17% of AFC. In addition, during 2003, Michael Yanney, the Company’s former Chairman of the Board (who retired from the Board in March 2003), was Chairman of, and beneficially owned a majority equity interest in, AFC.

     (b) Advisory Services
      During the fourth quarter of 2003, the Company formed and became the sole stockholder of MFA Spartan, Inc., a Delaware corporation (“Spartan Inc.”). Spartan Inc. then formed and, pursuant to an operating agreement dated November 6, 2003, became the sole member of MFA Spartan I, LLC, a Delaware limited liability company (“Spartan I”). On November 7, 2003, Spartan I entered into a sub-advisory agreement, which was subsequently amended and restated on October 1, 2004, with America First Apartment Advisory Corporation (“AFAAC”), a wholly-owned subsidiary of AFC and the external advisor of AFAI, pursuant to which Spartan I agreed, among other things, to provide sub-advisory services to AFAAC with respect to, and to assist AFAAC in connection with, AFAI’s acquisition and disposition of MBS and the maintenance of AFAI’s MBS portfolio. During the year ended December 31 2004, the Company earned fees of $65,000 relating to the sub-advisory services rendered by Spartan I to AFAAC and, at December 31, 2004, had receivables due from AFAI of $12,500. During 2004, Mr. Krauss, one of the Company’s directors, beneficially owned approximately 17% of AFC.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Mortgage-Backed Securities

     At December 31, 2005 and 2004, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS. At December 31, 2005 and 2004, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $5.709 billion and $6.770 billion, respectively, and fixed-rate MBS with carrying values of approximately $6.2 million and $7.2 million, respectively.

     The following tables present certain information about the Company’s MBS at December 31, 2005 and 2004.

	December 31, 2005

		MBS	Carrying Value/	Net
	Par	Amortized	Estimated	Unrealized
	Value	Cost (1)	Fair Value (2)	Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,882,393	$3,950,983	$3,906,821	$(44,162)
Ginnie Mae Certificates	866,361	879,105	870,234	(8,871)
Freddie Mac Certificates	328,494	354,708	351,592	(3,116)
Non-Agency MBS:
AAA rated	579,115	585,911	580,317	(5,594)
AA rated	2,290	2,290	2,271	(19)
Single A rated	1,603	1,604	1,582	(22)
BBB rated	916	890	871	(19)
BB and below rated	1,260	1,059	1,133	74
Non-rated	231	84	85	1

	$5,662,663	$5,776,634	$5,714,906	$(61,728)

	December 31, 2004

		MBS	Carrying Value/	Net
	Par	Amortized	Estimated	Unrealized
	Value	Cost (1)	Fair Value (2)	Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,999,461	$4,091,384	$4,067,878	$(23,506)
Ginnie Mae Certificates	1,430,568	1,457,554	1,454,450	(3,104)
Freddie Mac Certificates	692,092	734,164	729,866	(4,298)
Non-Agency MBS:
AAA rated	511,536	521,561	519,390	(2,171)
AA rated	2,324	2,324	2,315	(9)
Single A rated	1,627	1,628	1,619	(9)
BBB rated	930	903	898	(5)
BB and below rated	1,278	1,079	1,070	(9)
Non-rated	234	88	88	--

	$6,640,050	$6,810,685	$6,777,574	$(33,111)

(1) Includes principal payments receivable.
(2) MBS with an estimated fair value of $5.394 billion and $6.476 billion were pledged as collateral against borrowings under repurchase agreements and Swaps at December 31, 2005 and December 31, 2004, respectively.

     Agency MBS: Although not rated, Agency MBS carry an implied AAA rating. Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac or an agency of the U.S. government, such as Ginnie Mae. The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

backed by the full faith and credit of the U.S. government.

     Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government or federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest bond rating given by Rating Agencies and indicates the credit worthiness of the investment. Certain non-Agency MBS may also be non-rated.

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at December 31, 2005 and 2004.

	2005	2004

(In Thousands)
Principal balance	$5,662,663	$6,640,050
Principal payment receivable	18,870	25,799

	5,681,533	6,665,849

Unamortized premium	98,689	145,483
Unaccreted discount	(3,247)	(322)
Discount designated as a credit reserve	(341)	(325)
Gross unrealized gains	3,988	7,112
Gross unrealized losses	(65,716)	(40,223)

Carrying value/estimated fair value	$5,714,906	$6,777,574

     The table below presents information about the Company's MBS pledged as collateral under repurchase agreements and Swaps at December 31, 2005.

	MBS Pledged Under Repurchase
	Agreements		MBS Pledged Under Swaps

	Estimated		Estimated
	Fair Value/		Fair Value/		Total Fair Value
MBS Pledged	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	of MBS Pledged

(In Thousands)
Fannie Mae	$3,660,306	$3,701,576	$854	$854	$3,661,160
Freddie Mac	321,776	324,881	--	--	321,776
Ginnie Mae	831,366	839,762	--	--	831,366
AAA Rated	579,842	585,436	--	--	579,842

	$5,393,290	$5,451,655	$854	$854	$5,394,144

     The Company’s MBS are primarily comprised of Agency MBS, which have an implied AAA rating, or non-Agency MBS that were rated AAA by one or more of the Rating Agencies; accordingly, no unrealized losses associated with these MBS were considered to be credit related.

     The Company also holds $5.9 million (amortized cost) of non-Agency MBS rated below AAA. Approximately $1.1 million of these MBS were rated below investment grade (i.e., BB and below), of which $84,000 were not rated by a Rating Agency. The MBS rated below investment grade, including the non-rated MBS, were purchased at a discount, a portion of which was designated as credit protection against future credit losses. The initial credit protection (i.e., discount) of these MBS may be adjusted over time, based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these securities is less favorable than initially forecasted, additional reserves could be warranted, which would be charged to the Company’s earnings.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2005, the Company had 155 MBS, with an amortized cost of $2.199 billion, that had unrealized losses for 12 months or more, all of which were Agency or AAA rated MBS. At December 31, 2005, these MBS had gross unrealized losses of $41.2 million. The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS on which there were unrealized losses, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 Months		12 Months or more		Total

	Estimated Fair	Unrealized	Estimated	Unrealized	Estimated Fair	Unrealized
	Value	losses	Fair Value	losses	Value	losses

(In Thousands)
Agency MBS:
Fannie Mae	$1,255,497	$17,649	$1,476,613	$30,013	$2,732,110	$47,662
Ginnie Mae	209,094	1,464	441,006	7,620	650,100	9,084
Freddie Mac	97,240	577	182,477	2,739	279,717	3,316
Non-Agency AAA rated MBS	327,190	4,757	58,100	837	385,290	5,594
AA rated and below	4,724	60	--	--	4,724	60

Total temporarily impaired securities	$1,893,745	$24,507	$2,158,196	$41,209	$4,051,941	$65,716

     During the fourth quarter of 2005, the Company engaged in a reassessment and repositioning of its MBS portfolio, that resulted in the sale of $564.8 million of MBS, realizing an aggregate loss of $18.4 million, and the recognition of an other-than-temporary impairment charge of $20.7 million. This impairment charge was recognized, in accordance with the FASB Impairment Position, at December 31, 2005 on specifically identified MBS in the Company’s portfolio, with an aggregate estimated market value of $821.5 million, on which the Company had determined to discontinue its previous strategy of holding until such time that the unrealized losses were recovered. Accordingly, the above table does not include information regarding those MBS on which the Company recognized such other-than-temporary impairment charge. (See Note 15(b).) The Company has the intention and the ability to hold the remaining MBS to their maturity and therefore the impairment on these MBS is deemed to be temporary.

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the years ended December 31, 2005, 2004 and 2003.

	December 31,

	2005	2004	2003

(In Thousands)
Coupon interest on MBS	$292,313	$222,614	$165,063
Premium amortization	(56,548)	(47,683)	(45,452)
Discount accretion	33	26	1

Interest income on MBS, net	$235,798	$174,957	$119,612

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Real Estate

     At December 31, 2005, the Company indirectly held 100% of the ownership interests in three multi-family apartment properties known as: (i) “The Greenhouse”, a 128-unit multi-family apartment property located in Omaha, Nebraska (See Note 15(a).), (ii) “Lealand Place”, a 191-unit apartment property located in Lawrenceville, Georgia; and (iii) “Cameron”, a 201-unit multi-family apartment complex in Charlotte, North Carolina.

     The Company’s investments in real estate, all of which were consolidated with the Company at December 31, 2005 and December 31, 2004, were as follows:

	December 31,

	2005	2004

(In Thousands)
Real Estate:
Land and buildings	$29,398	$30,017
Cash	749	428
Prepaid and other assets	406	509
Mortgages payable(1)	(22,552)	(22,686)
Accrued interest payable	(51)	(101)
Other payables	(339)	(327)

Net real estate related assets	$7,611	$7,840

     (1) Each of the three properties serves as collateral for their respective mortgage. The mortgages collateralized by The Greenhouse and Lealand Place are non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. The mortgage collateralized by Cameron is, under certain limited circumstances, guaranteed by the Company. At December 31, 2005, these mortgages had fixed interest rates ranging from 6.87% to 8.08% and maturities ranging from February 1, 2010 to February 1, 2011. In December 2000, the Company loaned Greenhouse Holdings, LLC (which owns The Greenhouse) $437,000 to fund building improvements, of which $400,000 remained outstanding at December 31, 2005, and, in January 2005, loaned Lealand Place $150,000 to fund operations. The outstanding balance of these loans and the related interest are eliminated in consolidation.

     The following table presents the summary results of operations for such real estate that were consolidated for the years ended December 31, 2005, 2004 and 2003.

	December 31,

	2005	2004 (1)	2003

(In Thousands)
Revenue from operations of real estate	$4,187	$4,126	$2,663
Interest expense for mortgages on real estate	(1,681)	(1,698)	(1,102)
Other real estate operations expense	(2,805)	(2,860)	(1,767)

	$(299)	$(432)	$(206)

     (1) Owings Chase Limited Partnership was consolidated with the Company commencing on January 1, 2004; for 2003, Owings Chase Limited Partnership was accounted for under the equity method.

     For the year ended December 31, 2003, the Company reported income from equity interests in real estate which included the results of operations for Owings Chase LP and two additional investments in real estate, which were sold during 2003. The Company did not report any income from equity interest in real estate subsequent to 2003, as all investments in real estate were consolidated commencing January 1, 2004 on a prospective basis. The following table presents the Company’s net loss/income from equity interests in real estate for the year ended December 31, 2003.

December 31,

2003

(In Thousands)
Gains on sale of real estate and equity investments in real estate, net	$1,697
(Loss)/income from equity interests in real estate	(421)

$1,276

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Hedging Instruments/Hedging Activity

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

     The following table sets forth the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,

	2005	2004	2003

(In Thousands)
Accumulated Other Comprehensive (Loss)/Income
from Hedging Instruments:
Balance at beginning of year	$(1,989)	$(3,336)	$(2,936)
Unrealized gains/(losses) on Hedging
Instruments, net	5,506	1,347	(400)

Balance at the end of year	$3,517	$(1,989)	$(3,336)

     (a) Interest Rate Caps
      The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At December 31, 2005, the Company had five Caps with an aggregate notional amount of $300.0 million purchased to hedge against increases in interest rates on $300.0 million of its current and/or anticipated 30-day term repurchase agreements. The Caps had an amortized cost of approximately $2.0 million and an estimated fair value of $2.4 million at December 31, 2005, resulting in a net unrealized gain of approximately $424,000, which is included as a component of accumulated other comprehensive income. The Company incurred premium amortization expense on its Caps, which is recorded as interest expense on the Company’s repurchase agreements that such Caps hedge, of $1.6 million, $2.5 million and $432,000 for the years ended December 31, 2005, 2004 and 2003, respectively. If the 30-day LIBOR were to increase above the rate specified in the Cap Agreement during the effective term of the Cap, the Company would receive monthly payments from its Cap Agreement counterparty. For the year ended December 31, 2005, the Company received or was due payments of $316,000 from counterparties on its Caps.

     The following table presents the impact on the Company’s interest expense related to its Caps for the years ended December 31, 2005, 2004 and 2003, respectively.

	For Year Ended December 31,

	2005	2004	2003

(In Thousands)
Premium amortization on Caps	$1,578	$2,451	$432
Payments earned on Caps	(316)	--	--

Net interest expense related to Caps	$1,262	$2,451	$432

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The table below presents information about the Company’s Caps, all of which were active at December 31, 2005.

	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently active	10 Months	3.79%	$300,000	$1,977	$2,402	$425

     (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At December 31, 2005, the 30-day LIBOR was 4.39%.

     (b) Interest Rate Swaps
      The Company’s Swaps are used to lock-in the fixed Swap rate related to a portion of its current and anticipated future 30-day term repurchase agreements. For the year ended December 31, 2005, the Company’s Swaps reduced the cost of interest expense on repurchase agreements by $108,000; for the year ended December 31, 2004, the Company’s Swaps added $687,000 to interest expense on repurchase agreements.

     The table below presents information about the Company’s Swaps, all of which were active at December 31, 2005.

	Weighted Average Remaining Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently Active	12 Months	$315,000	3.53%	$3,092	$3,092

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At December 31, 2005, the Company had outstanding balances of $5.100 billion under 415 repurchase agreements with a weighted average borrowing rate of 3.56% and a weighted average remaining contractual maturity of 3.7 months, including the related hedging instruments. At December 31, 2004, the Company had outstanding balances of $6.113 billion under 375 repurchase agreements with a weighted average borrowing rate of 2.32% and a weighted average remaining contractual maturity of 7.9 months. At December 31, 2005 and 2004, the repurchase agreements had the following remaining contractual maturities:

	December 31,

	2005	2004

(In Thousands)
Within 30 days	$1,606,500	$996,200
>30 days to 3 months	1,806,832	1,024,859
>3 months to 6 months	709,000	1,376,773
>6 months to 12 months	774,600	1,158,300
>12 months to 24 months	202,600	1,556,900

	$5,099,532	$6,113,032

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The table below presents information about the Company's MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at December 31, 2005.

Collateral Pledged		Term to Maturity of Repurchase Agreement

MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total

(In Thousands)
Fannie Mae	$3,660,306	$1,082,300	$1,268,860	$1,243,389	$3,594,549
Freddie Mac	321,776	56,800	110,245	109,245	276,290
Ginnie Mae	831,366	145,500	427,727	132,366	705,593
AAA Rated	579,842	321,900	--	201,200	523,100

	$5,393,290	$1,606,500	$1,806,832	$1,686,200	$5,099,532

8. Commitments and Contingencies

     (a) Lease Commitments
     The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, monthly payments based on annual rent of: (i) $348,000 through November 30, 2008 and (ii) $358,000 from December 1, 2008 through August 31, 2012. The Company also has a lease for additional space at its corporate headquarters, which commenced in March 2005 and will run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. The Company believes that its current leased space is adequate to meet its foreseeable operating needs. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $25,000.

     At December 31, 2005, the projected minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	At December 31,

(In Thousands)
2006	$524
2007	474
2008	349
2009	358
2010	358
Thereafter	596

$2,659

9. Stockholders’ Equity

     (a) Stock Repurchase Program
     On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program will be made at times and in amounts as the Company deems appropriate. Repurchases of common stock will be made using the Company’s available cash resources. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. From inception of the Repurchase Program through December 31, 2005, the Company repurchased 2,264,700 shares of common stock at an average cost per share of $5.80. At December 31, 2005, 1,735,300 shares remained authorized for repurchase.

     Repurchased shares of common stock by the Company under the Repurchase Program, are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s capital stock classified as common stock.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (b) Dividends on Preferred Stock
     At December 31, 2005, the Company had issued and outstanding 3.8 million shares of preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share. The preferred stock, which is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on April 27, 2009 (subject to the Company’s right under limited circumstances to redeem the preferred stock prior to that date in order to preserve its qualification as a REIT), is senior to the Company’s common stock with respect to dividends and distributions. The preferred stock must be paid a dividend at a rate of 8.50% per year of the $25.00 liquidation preference before the common stock is entitled to receive any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The preferred stock generally does not have any voting rights, subject to an exception in the event Company’s fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock. Through December 31, 2005, the Company had declared and paid all required quarterly dividends on the preferred stock.

     The following table presents dividends declared by the Company on its preferred stock, since such securities were first issued on April 27, 2004.

Declaration Date	Record Date	Payment Date	Dividend Per share

2005
February 18, 2005	March 1, 2005	March 31, 2005	$0.53125
May 20, 2005	June 1, 2005	June 30, 2005	0.53125
August 19, 2005	September 1, 2005	September 30, 2005	0.53125
November 18, 2005	December 1, 2005	December 30, 2005	0.53125

2004
May 27, 2004	June 4, 2004	June 30, 2004	$0.37780	(1)
August 24, 2004	September 1, 2004	September 30, 2004	0.53125
November 19, 2004	December 1, 2004	December 31, 2004	0.53125

(1) Represents dividend for the period of April 27, 2004 through June 30, 2004.

     (c) Dividends on Common Stock
     The following table presents dividends declared by the Company on its common stock during the years ended December 31, 2005, 2004 and 2003.

Declaration Date	Record Date	Payment Date	Dividend per Share

2005
April 1, 2005	April 12, 2005	April 29, 2005	$0.180
July 1, 2005	July 12, 2005	July 29, 2005	0.125
October 3, 2005	October 14, 2005	October 28, 2005	0.050
December 15, 2005	December 27, 2005	January 31, 2006	0.050
2004
April 1, 2004	April 12, 2004	April 30, 2004	$0.260	(1)
July 1, 2004	July 12, 2004	July 30, 2004	0.250
October 4, 2004	October 12, 2004	October 29, 2004	0.230
December 16, 2004	December 27, 2004	January 31, 2005	0.220
2003
March 13, 2003	March 28, 2003	April 30, 2003	$0.280
May 22, 2003	June 30, 2003	July 31, 2003	0.280
September 10, 2003	September 30, 2003	October 31, 2003	0.280
December 17, 2003	December 30, 2003	January 30, 2004	0.250

(1) Includes a special dividend of $0.01 per share.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     For income tax purposes, a portion of each of the dividends declared in December 2005, 2004 and 2003 were treated as a dividend for stockholders in the subsequent year.

     In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital. For the year ended December 31, 2005, the Company’s common stock dividends were characterized as ordinary income to stockholders; for the years ended December 31, 2004 and 2003, a portion of the Company’s common stock dividends were deemed to be capital gains, with the remainder characterized as ordinary income.

     (d) Shelf Registration Statements
     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At December 31, 2005, the Company had $8.7 million remaining on this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At December 31, 2005, the Company had $244.1 million available under this shelf registration statement.

     On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act for the purpose of registering additional common stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At December 31, 2005, 9.5 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

     On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, registered an aggregate of 3.3 million shares of common stock.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (e) DRSPP
     Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the year ended December 31, 2005, the Company issued 368,702 shares through the DRSPP, all of which were issued during the first quarter of 2005, raising net proceeds of $3.0 million. From the inception of the DRSPP through December 31, 2005, the Company issued 12,060,123 shares pursuant to the DRSPP raising net proceeds of $110.8 million.

     (f) Controlled Equity Offering Program
     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through December 31, 2005, the Company issued 1,833,215 shares of common stock in at-the-market transactions through this program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issue any shares through the CEO Program during the year ended December 31, 2005.

10. EPS Calculation

     The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

(In Thousands)
Net Income	$6,708	$78,073	$57,848
Less: Preferred stock dividends	8,160	3,576	--

Net (Loss)/Income Available to Common Stockholders	$(1,452)	$74,497	$57,848

Weighted average shares of common stock outstanding - basic	82,025	76,168	53,999
Add: Effect of assumed shares issued under treasury stock method for stock options*	--	49	62

Weighted average shares of common stock Outstanding - diluted	82,025	76,217	54,061

* For the year ended December 31, 2005, securities issuable pursuant to the exercise of the Company’s common stock options that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to have done so would have been anti-dilutive.

11. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at December 31, 2005 and 2004 was as follows:

	2005	2004

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$3,988	$7,112
Unrealized (losses)	(65,716)	(40,223)

	(61,728)	(33,111)

Hedging Instruments:
Unrealized gains/(losses) on Caps	425	(2,310)
Unrealized gains on Swaps	3,092	321

	3,517	(1,989)

Accumulated other comprehensive (loss)	$(58,211)	$(35,100)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.8% of the outstanding shares of the Company’s capital stock. At December 31, 2005, an aggregate of 962,000 shares were subject to outstanding awards under the 2004 Plan, of which 824,000 were exercisable. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

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

     The Company recorded expenses of $493,000, $558,000 and $529,000 for Options and related DERs for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had 138,000 Options outstanding that were not yet vested. These unvested Options, which are scheduled to vest through February 1, 2007, had a weighted average vesting period of approximately nine months, and unrecognized corresponding aggregate expense of $378,000 that is expected to be recognized over the remaining vesting period, subject to changes in estimated and/or actual forfeitures. The Company uses the Black-Scholes-Merton formula to determine Option expense. Activity in the 2004 Plan is summarized as follows for the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year:	1,087,000	$9.34	1,012,250	$9.32	643,750	$8.09
Granted	--	--	80,000	9.54	452,250	10.25
Cancelled	(125,000)	9.38	(5,250)	10.25	--	--
Exercised	--	--	--	--	(83,750)	4.88

Outstanding at end of year *	962,000	$9.33	1,087,000	$9.34	1,012,250	$9.32

Options exercisable at end of year	824,000	$9.18	793,500	$9.07	673,063	$8.85

     * At December 31, 2005, the exercise price of outstanding options ranged from $4.875 to $10.25 and had a weighted average remaining contractual life of 5.5 years.

     A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of common stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. All DERs granted prior to October 1, 2003 vested on the same basis as the underlying Options. Dividends are paid on vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital. Dividends paid on the Company’s DERs are charged to stockholders’ equity when declared. The Company recorded charges associated with the DERs to stockholders’ equity of $296,000, $603,000 and $519,000, respectively, for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, the Company had 960,750 DERs outstanding, of which 822,750 were vested.

     (b) Employment Agreements
     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions, subject to certain events.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At December 31, 2005 and 2004, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

	December 31, 2005	December 31, 2004
(In Thousands)
Directors’ deferred	$337	$282
Officers’ deferred	200	127

	$537	$409

     (d) Savings Plan
     The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), which was established during 2002. Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the years ended December 31, 2005, 2004 and 2003 the Company recognized expenses for matching contributions of $77,000, $60,000 and $39,000, respectively.

13. Estimated Fair Value of Financial Instruments

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

     MBS: Reflects prices obtained from a third-party pricing service or, if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS.

     Cash: Estimated fair value approximates the carrying value of such assets.

     Repurchase agreements: Reflects the present value of the contractual cash flow discounted at LIBOR quoted at the valuation date, for the term closest to the weighted average term to maturity of the aggregate repurchase agreements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Real Estate Mortgages: Reflects the discounted amount of contractual future cash outflows of the mortgages using the approximate rate of borrowing that the Company would expect to pay, if such obligations, based on the remaining terms, were financed at the valuation date, including the impact of prepayment penalties.

     Caps: Reflects prices obtained from the counterparties to the Caps, with whom the Company could, at the Company’s option, settle such instruments.

     Swaps: Reflects prices obtained from the counterparties to the Swaps, with whom the Company could, at the Company’s option, settle such instruments.

     Commitments: Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties. The commitments existing at December 31, 2005 and 2004 would have been offered at substantially the same rates and under substantially the same terms that would have existed at December 31, 2005 and 2004, respectively; therefore, the estimated fair value of the commitments was zero at those dates and are not included in the table below.

     The following table presents the carrying value and estimated fair value of financial instruments, at December 31, 2005 and 2004.

	2005		2004

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Cash and cash equivalents	$64,301	$64,301	$68,341	$68,341
MBS	5,714,906	5,714,906	6,777,574	6,777,574
Hedging Instruments	5,494	5,494	1,566	1,566
Financial Liabilities:
Repurchase agreements	5,099,532	5,083,526	6,113,032	6,089,516
Real estate mortgages	22,552	25,205	22,686	23,397

14. Summary of Quarterly Results of Operations (Unaudited)

	2005 Quarter Ended

	March 31	June 30	September 30	December 31*

(In Thousands, Except per Share Amounts)
Interest and dividend income	$61,239	$61,142	$57,531	$58,807
Interest expense	39,766	46,508	49,060	48,499

Net interest and dividend income	21,473	14,634	8,471	10,308
Other income/(loss)	1,045	1,037	1,182	(37,800)*
Operating and other expenses	3,637	3,512	3,382	3,111

Net income/(loss)	$18,881	$12,159	$6,271	$(30,603)

Less: Preferred Stock Dividends	2,040	2,040	2,040	2,040

Net Income/(Loss) Available to Common Stockholders	$16,841	$10,119	$4,231	$(32,643)

Earnings/(loss) per share - basic	$0.20	$0.12	$0.05	$(0.40)

Earnings/(loss) per share - diluted	$0.20	$0.12	$0.05	$(0.40)

* During the fourth quarter of 2005, the Company repositioned a portion of its MBS portfolio. This repositioning involved the sale of $564.8 million of MBS, which resulted in an $18.4 million loss on sale, and an impairment charge of $20.7 million against certain MBS with an amortized cost of $842.2 million, which established a new cost of basis of $821.5 million with respect to such MBS, retained in the portfolio at December 31, 2005. Such items are included in other (loss)/income. (See Note 15(b).)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2004 Quarter Ended

	March 31	June 30	September 30	December 31

(In Thousands, Except per Share Amounts)
Interest and dividend income	$40,233	$38,849	$42,415	$54,267
Interest expense	16,141	18,952	21,959	31,836

Net interest and dividend income	24,092	19,897	20,456	22,431
Other income	1,164	1,047	1,409	1,072
Operating and other expenses	3,351	3,244	3,217	3,683

Net income	$21,905	$17,700	$18,648	$19,820

Less: Preferred Stock Dividends	--	756	1,062	1,758

Net Income Available to Common Stockholders	$21,905	$16,944	$17,586	$18,062

Earnings per share - basic	$0.32	$0.22	$0.22	$0.22

Earnings per share - diluted	$0.32	$0.22	$0.22	$0.22

15. Subsequent Events

     a. Sale of Property
     On January 31, 2006, pursuant to a purchase and sale agreement, dated January 18, 2006, between Retirement Centers Corporation, a wholly owned subsidiary of the Company, (“RCC”), and AFAI, RCC sold its 100% membership interest (the “Greenhouse Interest”) in Greenhouse Holdings, LLC, which owns The Greenhouse, a 128-unit multi-family apartment property located in Omaha, Nebraska, to AFAI for $15.2 million. The terms of the purchase and sale agreement were determined through arms-length negotiations between the parties. Spartan I, an indirect wholly-owned subsidiary of the Company, currently provides investment advisory services to AFAI for a negotiated fee and AFAI, through a wholly-owned subsidiary, currently provides property management services for a negotiated fee to the remaining multi-family properties in which the Company indirectly holds investment interests. George H. Krauss, who is one of the Company’s directors as well as a member of the board of directors of AFAI, did not participate, on behalf of the Company or RCC, in the determination to enter into, or the negotiations relating to, the transaction. As a result of the transaction, RCC realized a gain on the sale of the Greenhouse Interest of approximately $4.3 million.

     b. Sales of MBS
     Through March 1, 2006, the Company sold or had committed to sell all of the MBS on which it had taken a $20.7 million impairment charge at December 31, 2005. Such MBS had an adjusted cost basis, which reflects the impairment charge, of $821.5 million at December 31, 2005. Of such sales, $190.1 million had settled through March 1, 2006, resulting in a net gain of $466,000 and, the remainder is expected to settle during the quarter ending March 31, 2006. Through March 1, 2006, the Company had not sold or committed to sell any other MBS.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Management Report On Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used criteria set forth by the COSO in Internal Control-Integrated Framework.

     Based on its assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

     The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 36 of this annual report on Form 10-K.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement, relating to its 2006 annual meeting of stockholders to be held on May 25, 2006 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2005.

     The information regarding the Company’s executive officers required by Item 401 of Regulation S-K appears under Item 4A of this annual report on Form 10-K.

     The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

     The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 11. Executive Compensation.

     The information regarding executive compensation required by Item 402 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

     The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 14. Principal Accountant Fees and Services.

     The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

          (a) Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

Financial Statements. The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 35 through 63 of this annual report on Form 10-K and are incorporated herein by reference.

Schedules to Financial Statements.

          (b) Exhibits required by Item 601 of Regulation S-K

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Form 8-K, dated April 10, 1998, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 6, 2002 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

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

3.5 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

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

10.1 Amended and Restated Employment Agreement of Stewart Zimmerman, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.1 of the Form 10-Q, for the quarter ended September 30, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.2 Amended and Restated Employment Agreement of William S. Gorin, dated September 25, 2003 (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q, for the quarter ended September 30, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.3 Amended and Restated Employment Agreement of Ronald A. Freydberg, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.4 Employment Agreement of Teresa D. Covello, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.4 of the Form 10-K for the year-ended December 31, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.5 Employment Agreement of Timothy W. Korth II, dated August 1, 2003 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated August 7, 2003, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.6 2004 Equity Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, dated July 21, 2004, filed by the Registrant pursuant to the Securities Act of 1933 (Commission File No. 333-106606)).

10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Form 10-K, for the year ended December 31, 2002, filed with the Securities and Exchange Commission pursuant to the Exchange Act (Commission File No. 1-13991)).

10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan, adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission pursuant to the Exchange Act (Commission File No. 1-13991)).

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

12.1 Computation of Ratio of Assets to Equity.

12.2 Computation of Ratio of Assets to Equity.

23.1 Consent of Ernst & Young LLP.

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

(c)	Financial Statement Schedules required by Regulation S-X
Financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFA Mortgage Investments, Inc.

Date: March 8, 2006	By /s/	Stewart Zimmerman

Stewart Zimmerman
Chief Executive Officer and President

Date: March 8, 2006	By /s/	William S. Gorin

William S. Gorin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2006	By /s/	Teresa D. Covello

Teresa D. Covello
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2006	By /s/	Stewart Zimmerman

Stewart Zimmerman
Chairman, President and Chief Executive Officer

Date: March 8, 2006	By /s/	Stephen R. Blank

Stephen R. Blank
Director

Date: March 8, 2006	By /s/	James Brodsky

James Brodsky
Director

Date: March 8, 2006	By /s/	Edison C. Buchanan

Edison C. Buchanan
Director

Date: March 8, 2006	By /s/	Michael L. Dahir

Michael L. Dahir
Director

Date: March 8, 2006	By /s/	Alan Gosule

Alan Gosule
Director

Date: March 8, 2006	By /s/	George Krauss

George Krauss
Director