Form 10-Q
period 2006-03-31
MFA MORTGAGE INVESTMENTS
filed 2006-05-03
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     79,194,243 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2006.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(In Thousands, Except Per Share Amounts)
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged
MBS of $4,198,147 and $5,394,144 at March 31, 2006 and
December 31, 2005, respectively) (Notes 4 and 7)	$4,540,596	$5,714,906
Cash and cash equivalents	74,944	64,301
Accrued interest receivable	20,156	24,198
Interest rate cap agreements, at fair value (“Caps”) (Note 5)	2,364	2,402
Swap agreements, at fair value (“Swaps”) (Note 5)	3,088	3,092
Real estate (Note 6)	20,748	29,398
Goodwill	7,189	7,189
Prepaid and other assets	1,763	1,431

Total Assets	$4,670,848	$5,846,917

Liabilities:
Repurchase agreements (Note 7)	$3,953,000	$5,099,532
Accrued interest payable	31,645	54,157
Mortgages payable on real estate	16,477	22,552
Dividends payable	–	4,058
Accrued expenses and other liabilities	6,597	5,516

Total Liabilities	4,007,719	5,185,815

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000 shares authorized; 3,840 shares issued and
outstanding at March 31, 2006 and December 31, 2005 ($96,000
aggregate liquidation preference) (Note 9)	38	38
Common stock, $.01 par value; 370,000 shares authorized;
79,652 and 80,121 issued and outstanding at March 31, 2006
and December 31, 2005, respectively (Note 9)	796	801
Additional paid-in capital, in excess of par	768,020	770,789
Accumulated deficit	(39,392)	(52,315)
Accumulated other comprehensive loss (Note 11)	(66,333)	(58,211)

Total Stockholders’ Equity	663,129	661,102

Total Liabilities and Stockholders’ Equity	$4,670,848	$5,846,917

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2006	2005

(In Thousands, Except Per Share Amounts)	(Unaudited)
Interest Income:
MBS income	$53,329	$60,942
Interest income on temporary cash investments	666	297

Total Interest Income	53,995	61,239

Interest Expense	42,785	39,766

Net Interest Income	11,210	21,473

Other Income:
Gain on sale of MBS, net	1,597	–
Revenue from operations of real estate	694	648
Miscellaneous other, net	239	12

Total Other Income	2,530	660

Operating and Other Expense:
Compensation and benefits	1,558	1,555
Real estate operating expense	473	476
Mortgage interest on real estate	297	300
Other general and administrative	1,117	959

Total Operating and Other Expense	3,445	3,290

Income before Discontinued Operations and Preferred
Stock Dividends	10,295	18,843

Discontinued Operations:
(Loss)/income from discontinued operations, net	(37)	38
Gain on sale of real estate, net of tax of $1,820 (See Note 6.)	4,705	–

Discontinued Operations, net	4,668	38

Income Before Preferred Stock Dividends	14,963	18,881
Less: Preferred Stock Dividends	2,040	2,040

Net Income Available to Common Stockholders	$12,923	$16,841

Earnings Per Share of Common Stock:
Income from continuing operations – basic and diluted	$0.10	$0.20
Income from discontinued operations – basic and diluted	0.06	–

Earnings per share – basic and diluted	$0.16	$0.20

Weighted average shares outstanding – basic	79,950	82,243
Weighted average shares outstanding – diluted	79,973	82,285

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006

(Unaudited)
(In Thousands, Except Per Share Amounts)
8.50% Series A Cumulative Redeemable Preferred Stock – Liquidation Preference $25.00 per share:
Balance at December 31, 2005 and March 31, 2006	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2005 (80,121 shares)	801
Repurchase of common stock (469 shares)	(5)

Balance at March 31, 2006 (79,652 shares)	796

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2005	770,789
Repurchase of common stock	(2,889)
Compensation expense for common stock options	120

Balance at March 31, 2006	768,020

Accumulated Deficit:
Balance at December 31, 2005	(52,315)
Net income	14,963
Dividends declared on preferred stock	(2,040)

Balance at March 31, 2006	(39,392)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2005	(58,211)
Unrealized losses on MBS, net	(8,464)
Unrealized gains on Caps, net	345
Unrealized losses on Swaps, net	(3)

Balance at March 31, 2006	(66,333)

Total Stockholders’ Equity at March 31, 2006	$663,129

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

(In Thousands)	2006	2005

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$14,963	$18,881
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(2,094)	–
Loss on sale of MBS	497	–
Amortization of purchase premiums on MBS, net of accretion of discounts	8,123	11,606
Amortization of premium cost for Caps	383	430
Decrease (increase) in interest receivable	4,042	(979)
Decrease in receivable under the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”)	–	985
Depreciation and amortization on real estate (including discontinued operations)	198	189
Increase in other assets and other	(1,196)	(352)
Increase in accrued expenses and other liabilities	1,066	155
(Decrease) increase in accrued interest payable	(22,512)	16,126
Gain on sale of real estate	(4,705)	–
Stock option expense	120	126
Negative amortization on MBS	(868)	–

Net cash (used) provided by operating activities	(1,983)	47,167

Cash Flows From Investing Activities:
Principal payments on MBS	443,109	533,138
Proceeds from sale of MBS	788,490	–
Purchases of MBS	(71,412)	(752,682)
Proceeds from sale of real estate	14,023	–

Net cash provided (used) by investing activities	1,174,210	(219,544)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	(9,139,598)	(5,076,309)
Proceeds from borrowings on repurchase agreements	7,993,066	5,275,151
Proceeds from issuances of common stock	–	2,998
Dividends paid on preferred stock	(2,040)	(2,040)
Common stock repurchased	(2,879)	–
Dividends paid on common stock	(4,058)	(18,170)
Principal payments on mortgages	(6,075)	(47)

Net cash (used) provided by financing activities	(1,161,584)	181,583

Net increase in cash and cash equivalents	10,643	9,206
Cash and cash equivalents at beginning of period	64,301	68,341

Cash and cash equivalents at end of period	$74,944	$77,547

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,

	2006	2005
(In Thousands)
	(Unaudited)
Net Income available to common stockholders before
preferred stock dividend	$14,963	$18,881
Other Comprehensive Income:
Unrealized (losses) on MBS, net	(8,464)	(49,388)
Unrealized gains on Caps, net	345	1,344
Unrealized (losses) gains on Swaps, net	(3)	2,382

Comprehensive income (loss) before preferred stock dividends	6,841	(26,781)

Dividends on preferred stock	(2,040)	(2,040)

Comprehensive Income (Loss)	$4,801	$(28,821)

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

2. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2006 and results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2006 should not be construed as indicative of the results to be expected for the full year.

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

     (b) MBS

     The Company accounts for its MBS in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholder’s Equity. On December 31, 2005, the Company early adopted the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FASB Impairment Position”). The application of the FASB Impairment Position resulted in the Company recognizing an other-than-temporary impairment charge of $20.7 million on December 31, 2005. (See Note 4.)

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

     (d) Other-Than-Temporary Impairment/Credit Risk

     The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At March 31, 2006, 88.6% of the Company’s assets consisted of Agency MBS and related receivables, 8.9% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.6% were cash and cash equivalents; combined these assets comprised 99.1% of the Company’s total assets.

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

     On November 3, 2005, the FASB Impairment Position was issued. The guidance in the FASB Impairment Position is required for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company commenced the application of the FASB Impairment Position effective December 31, 2005. (See Note 2(l).)

     (e) Goodwill

     The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment at least annually, or more frequently under certain circumstances. At the time the Company adopted FAS 142, the Company had unamortized goodwill of approximately $7.2 million, which represents the excess of the fair value of the common stock issued over the fair value of net assets acquired when the Company was formed in 1998 through a merger transaction. On an annual basis goodwill is tested for impairment at the entity level. Through March 31, 2006, the Company has not recognized any impairment on its goodwill.

     (f) Real Estate

     At March 31, 2006, the Company indirectly held 100% ownership interests in multi-family apartment properties known as Lealand Place (“Lealand”) and Cameron at Hickory Grove (“Cameron”), both of which are consolidated with the Company. These properties were acquired through tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6.)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (g) Repurchase Agreements

     The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. A repurchase agreement is a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of its MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through March 31, 2006, the Company had satisfied all of its margin calls.

     Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company (plus interest due to the counterparty) and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better, or if applicable whose parent was rated single A or better, as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s Stockholders’ Equity. At March 31, 2006, the Company had outstanding balances under repurchase agreements with 12 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral) to a single lender of $38.2 million. (See Note 7.)

     In certain instances, the Company has purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (a “Same Party Transaction”). The Company records the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities gross on its consolidated balance sheets, with changes in the fair value of these MBS being recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements are reported gross on the Company’s consolidated statements of income. As of March 31, 2006, the Company had no Same Party Transactions and, at December 31, 2005, the Company had 25 Same Party Transactions aggregating approximately $474.5 million in MBS and $471.5 million in financings under repurchase agreements.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying credit provided by the applicable counterparty.

     If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on its consolidated financial statements. This issue has been brought to the FASB for guidance, and the Company is awaiting further action by the FASB regarding Same Party Transactions.

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

     (j) U.S. Federal Income Taxes

     The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

     Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of any assets acquired from a C Corporation during the ten-year period following the initial acquisition of such assets. Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gain at the time the asset was acquired from the non-REIT C corporation. On January 31, 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of real estate, which, net of such tax and selling expenses, resulted in a gain of $4.7 million. (See Note 6.)

     (k) Derivative Financial Instruments/Hedging Activity

     The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of Caps and Swaps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

     Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133. The Company would discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

To date, the Company has not discontinued hedge accounting for any of its Hedging Instruments, as such instruments have remained highly effective.

     The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 5.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated single A or better, or if applicable whose parent was rated singe A or better, by at least one of the Rating Agencies at the time of purchase.

     Interest Rate Cap Agreements

     In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. Provided that the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income. Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with Caps, if any, are reported as a reduction to interest expense. If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap. The maximum cost related to the Company’s Caps is limited to the original price paid to enter into the Cap.

     The Company purchases Caps by incurring a one-time fee or premium. Pursuant to the terms of the Caps, the Company will receive cash payments if the interest rate index specified in any such Cap increases above contractually specified levels. Therefore, Caps have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap. (See Note 5.)

     Interest Rate Swaps

     When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings.

     All changes in the value of Swaps are recorded in accumulated other comprehensive income. If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, then the related gain or loss in accumulated other comprehensive income would be recognized through earnings.

     Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income as a separate component of equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized though earnings. (See Note 5.)

     (l) Discontinued Operations

     On January 31, 2006, the Company sold a real estate property resulting in a gain of $4.7 million, net of a built-in gains tax of $1.8 million and selling expenses. In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”), the gain on the sale of such property and, the operating results of such property are classified as discontinued operations for all periods presented net of tax, on the Company’s consolidated statements of income. (See Note 6.)

     (m) Adoption of New Accounting Standards

     Equity Based Compensation

     On January 1, 2006, the Company adopted FAS 123(R) applying the modified prospective method. FAS 123(R), among other things, eliminated the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of FAS 123(R), the Company accounted for its stock based compensation in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was adopted on January 1,

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2003. Based on the Company’s analysis of its outstanding options under the provisions of FAS 123(R), the adoption of FAS 123(R) had no impact on the Company. The Company continues to value its stock-based compensation using the Black-Scholes method.

     FASB Impairment Position

     On December 31, 2005, the Company early adopted the FASB Impairment Position. Among other things, the FASB Impairment Position specifically addresses: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

     The FASB Impairment Position specifically provides that when the fair value of an investment is less than its cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary” - which does not mean permanent. If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment's cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date. Following the recognition of impairment as other-than-temporary, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value.

     Upon a decision to sell an impaired available-for-sale security on which the Company does not expect the fair value of the security to fully recover prior to the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made, in addition, the Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. Upon the implementation of the FASB Impairment Position, the Company recorded an impairment charge of $20.7 million related to impairments on MBS, such impairment related to changes in interest rates on MBS that the Company did not expect to hold until recovery of such impairment. At December 31, 2005 the Company had MBS of $821.5 million on which an impairment charge had been made. During the three months ended March 31, 2006, the Company had sold each of the MBS on which it had recorded an impairment at December 31, 2005 and had no other MBS in the portfolio that were considered other-than-temporarily impaired. (See Note 4.)

     (n) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Related Parties

     On January 31, 2006, pursuant to a purchase and sale agreement, dated January 19, 2006, between Retirement Centers Corporation (“RCC”), a wholly owned subsidiary of the Company, and America First Apartment Investors, Inc. (“AFAI”), RCC sold its 100% membership interest (the “Greenhouse Interest”) in Greenhouse Holdings, LLC, which owns The Greenhouse, a 128-unit multi-family apartment property located in Omaha, Nebraska (“Greenhouse”), to AFAI for $15.2 million. The terms of the purchase and sale agreement were determined through arms-length negotiations between the parties. Spartan I, LLC an indirect wholly-owned subsidiary of the Company, currently provides investment advisory services to AFAI for a negotiated fee and AFAI, through a wholly-owned subsidiary, currently provides property management services for a negotiated fee to the remaining multi-family properties in which the Company indirectly holds investment interests. George H. Krauss, who is one of the Company’s directors as well as a member of the board of directors of AFAI, did not participate, on behalf of the Company or RCC, in the determination to enter into, or the negotiations relating to, the transaction. As a result of the transaction, the Company realized a gain on the sale of the Greenhouse Interest of $4.7 million, which is reported as discontinued operations.

4. Mortgage-Backed Securities

     At March 31, 2006 and December 31, 2005, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing was not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS. At March 31, 2006 and December 31, 2005, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $4.540 billion

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and $5.709 billion, respectively, and fixed-rate MBS with carrying values of approximately $120,000 and $6.2 million, respectively.

     The following tables present certain information about the Company's MBS at March 31, 2006 and December 31, 2005.

	March 31, 2006

	Par Value	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value (2)	Net Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,183,791	$3,249,143	$3,197,203	$(51,940)
Ginnie Mae Certificates	615,903	628,539	621,454	(7,085)
Freddie Mac Certificates	282,653	303,952	300,495	(3,457)
Non-Agency MBS:
AAA rated	418,027	423,251	415,574	(7,677)
AA rated	2,281	2,281	2,224	(57)
Single A rated	1,597	1,584	1,553	(31)
BBB rated	913	899	883	(16)
BB and below rated	1,255	1,055	1,125	70
Non-rated	229	84	85	1

Total MBS	$4,506,649	$4,610,788	$4,540,596	$(70,192)

	December 31, 2005

	Par Value	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value (2)	Net Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$3,882,393	$3,950,983	$3,906,821	$(44,162)
Ginnie Mae Certificates	866,361	879,105	870,234	(8,871)
Freddie Mac Certificates	328,494	354,708	351,592	(3,116)
Non-Agency MBS:
AAA rated	579,115	585,911	580,317	(5,594)
AA rated	2,290	2,290	2,271	(19)
Single A rated	1,603	1,604	1,582	(22)
BBB rated	916	890	871	(19)
BB and below rated	1,260	1,059	1,133	74
Non-rated	231	84	85	1

Total MBS	$5,662,663	$5,776,634	$5,714,906	$(61,728)

(1) Includes principal payments receivable.

(2) MBS with an estimated fair value of $4.198 billion and $5.394 billion were pledged as collateral against borrowings under repurchase agreements and Swaps at March 31, 2006 and December 31, 2005, respectively.

     Agency MBS: Although not rated, Agency MBS carry an implied AAA rating. Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae. The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government or federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest bond rating given by a Rating Agency and indicates the credit worthiness of the investment. Certain Non-Agency MBS may also be non-rated.

     The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at March 31, 2006 and December 31, 2005:

(In Thousands)	March 31, 2006	December 31, 2005

Principal balance (par value)	$4,506,649	$5,662,663
Principal payment receivable	14,621	18,870

	4,521,270	5,681,533

Unamortized premium	89,891	98,689
Unaccreted discount	(32)	(3,247)
Discount designated as a credit reserve	(341)	(341)
Gross unrealized gains	1,628	3,988
Gross unrealized losses	(71,820)	(65,716)

Carrying value/estimated fair value	$4,540,596	$5,714,906

     The table below presents information about the Company's MBS pledged as collateral under repurchase agreements and Swaps at March 31, 2006.

	MBS Pledged Under Repurchase Agreements		MBS Pledged Under Swaps

MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged

(In Thousands)
Fannie Mae	$3,018,482	$3,068,086	$771	$777	$3,019,253
Freddie Mac	251,422	254,436	–	–	251,422
Ginnie Mae	549,046	555,379	–	–	549,046
AAA Rated	378,426	385,035	–	–	378,426

	$4,197,376	$4,262,936	$771	$777	$4,198,147

     The Company’s MBS are primarily comprised of Agency MBS, which have an implied AAA rating, or non-Agency MBS that were rated AAA by one or more of the Rating Agencies; accordingly, no unrealized losses associated with these MBS were considered to be credit related.

     At March 31, 2006, the Company also held $5.9 million (amortized cost) of non-Agency MBS rated below AAA. Approximately $1.1 million of these MBS were rated below investment grade (i.e., BB and below), of which $84,000 were not rated by a Rating Agency. The MBS rated below investment grade, including the non-rated MBS, were purchased at a discount, a portion of which was designated as credit protection against future credit losses. The initial credit protection (i.e., discount) of these MBS may be adjusted over time, based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these securities is less favorable than initially forecasted, additional reserves could be warranted, which would be charged against the Company’s earnings. At March 31, 2006, the Company had 188 MBS, with an amortized cost of $2.525 billion, that had unrealized losses for 12 months or more, all of which were Agency or AAA rated MBS. At March 31, 2006, these MBS had gross unrealized losses of $53.4 million. The Company has the intent and the ability to hold the remaining MBS to their maturity and therefore the impairment on these MBS is deemed to be temporary.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$735,975	$11,165	$1,783,363	$42,068	$2,519,338	$53,233
Ginnie Mae	145,446	515	433,452	6,745	578,898	7,260
Freddie Mac	97,102	717	173,766	2,827	270,868	3,544
Non-Agency AAA rated MBS	334,041	5,907	81,472	1,771	415,513	7,678
Non-Agency AA and below	4,660	105	–	–	4,660	105

Total temporarily impaired securities	$1,317,224	$18,409	$2,472,053	$53,411	$3,789,277	$71,820

     During the fourth quarter of 2005, the Company engaged in a reassessment and repositioning of its MBS portfolio, which, among other things, resulted in the recognition of an other-than-temporary impairment charge of $20.7 million on specifically identified MBS in the Company’s portfolio, with an aggregate estimated market value of $821.5 million. The Company had determined to discontinue its previous strategy of holding certain MBS until such time that the unrealized losses, all of which resulted from increases in interest rates, were recovered. All of the MBS on which an impairment was recognized at December 31, 2005 were sold during the first quarter of 2006, resulting in a net gain of $1.6 million, comprised of gross gains of $2.1 million and gross losses of $497,000.

     The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

(In Thousands)
Coupon interest on MBS	$61,452	$72,547
Premium amortization	(8,233)	(11,616)
Discount accretion	110	11

Interest income on MBS, net	$53,329	$60,942

5. Hedging Instruments/Hedging Activity

     In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through March 31, 2006, such instruments have been comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In order to mitigate its exposure to any counterparty-related risk associated with its Hedging Instruments, the Company’s policy is to enter into derivative transactions only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by at least one of the Rating Agencies at the time any such transaction is entered into. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of the Cap and could have difficulty obtaining its assets pledged as collateral for Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table sets forth the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,

	2006	2005

(In Thousands)
Accumulated Other Comprehensive
Income/(Loss) from Hedging Instruments:
Balance at beginning of year	$3,517	$(1,989)
Unrealized gains on Hedging Instruments, net	342	3,726

Balance at the end of period	$3,859	$1,737

     (a) Interest Rate Caps

     The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. At March 31, 2006, the Company had five Caps with an aggregate notional amount of $300.0 million purchased to hedge against increases in interest rates on $300.0 million of its current and/or anticipated 30-day term repurchase agreements. The Caps had an amortized cost of approximately $1.6 million and an estimated fair value of approximately $2.4 million at March 31, 2006, resulting in a net unrealized gain of approximately $770,000, which is included as a component of accumulated other comprehensive income or loss. The Company incurred premium amortization expense on its Caps, which is recorded as interest expense on the Company’s repurchase agreements that such Caps hedge, of $383,000 and $430,000 for the three months ended March 31, 2006 and 2005, respectively. If the 30-day LIBOR were to increase above the rate specified in the Cap during the effective term of the Cap, the Company would receive monthly payments from its Cap counterparty. For the three months ended March 31, 2006 and March 31, 2005, the Company received $576,000 and $0 in payments related to its Caps, respectively.

     The following table presents the impact on the Company’s interest expense related to its Caps for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,

	2006	2005

(In Thousands)
Premium amortization on Caps	$383	$430
Payments earned on Caps	(576)	–

Impact of Caps on interest expense	$(193)	$430

     The table below presents information about the Company’s Caps at March 31, 2006, all of which were active:

	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently active	7 Months	3.79%	$300,000	$1,594	$2,364	$770

     (1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap. At March 31, 2006, the 30-day LIBOR was 4.83%.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     (b) Interest Rate Swaps

     The Company’s Swaps are used to lock-in the fixed interest rate related to a portion of its current and anticipated future 30-day term repurchase agreements. For the three months ended March 31, 2006, the Company’s Swaps reduced the cost of the Company’s borrowings by $783,000; for the three months ended March 31, 2005, the Company’s Swaps increased the cost of the Company’s borrowings by $403,000.

     The table below presents information about the Company’s Swaps at March 31, 2006, all of which were active:

	Weighted Average Remaining Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently Active	9 Months	$315,000	3.53%	$3,089	$3,089

6. Real Estate Investments and Discontinued Operations

     At March 31, 2006, the Company indirectly held 100% of the ownership interests in two multi-family apartment properties: (i) Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia; and (ii) Cameron, a 201-unit multi-family apartment complex in Charlotte, North Carolina.

     The Company’s investments in real estate, which are consolidated with the Company, were as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005(1)

(In Thousands)
Real Estate:
Land and buildings	$20,748		$29,398
Cash	723		749
Prepaid and other assets	212		406
Mortgages payable	(16,477	)(2)	(22,552)
Accrued interest payable	(7)		(51)
Other payables	(277)		(339)

Net real estate related assets	$4,922		$7,611

     (1) Included in Real Estate at December 31, 2005 was Greenhouse, a 128-unit multi-family apartment located in Omaha, Nebraska. At December 31, 2005, Greenhouse, which did not meet the criteria for designation as held-for-sale, had assets primarily comprised of land and buildings carried at $8.5 million and liabilities, primarily comprised of a $6.0 million mortgage secured by such real estate. The sale of Greenhouse on January 31, 2006, resulted in a gain of $4.7 million, net of a built-in gains tax of $1.8 million and direct selling expenses. Greenhouses operations have been reclassified to discontinued operations for the prior periods presented in accordance with FAS 144.

     (2) Each of these two properties serves as collateral for their respective mortgages. The mortgage collateralized by Lealand Place is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. The mortgage collateralized by Cameron, which had a balance of $6.8 million at March 31, 2006, is under certain limited circumstances guaranteed by the Company. At March 31, 2006, the mortgages on Lealand Place and Cameron had fixed interest rates of 6.87% and 7.39%, respectively, and mature on February 1, 2011 and December 1, 2010, respectively. In January 2005, the Company loaned Lealand Place $150,000 to fund operations; this loan is eliminated in consolidation.

     The following table presents the summary results of operations for the Company’s consolidated real estate operations, for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

(In Thousands)
Revenue from operations of real estate	$694	$648
Interest expense for mortgages on real estate	(297)	(300)
Other real estate operations expense	(473)	(476)

	$(76)	$(128)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Repurchase Agreements

     The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At March 31, 2006, the Company had outstanding balances of $3.953 billion under 350 repurchase agreements with a weighted average borrowing rate of 4.15% and a weighted average remaining contractual maturity of 3.7 months, including the impact of related hedging instruments. At December 31, 2005, the Company had outstanding balances of $5.100 billion under 415 repurchase agreements with a weighted average borrowing rate of 3.56% and a weighted average remaining contractual maturity of 3.7 months, including the related hedging instruments. At March 31, 2006 and December 31, 2005, the repurchase agreements had the following remaining contractual maturities:

	March 31, 2006	December 31, 2005

(In Thousands)
Within 30 days	$1,270,600	$1,606,500
>30 days to 3 months	1,451,400	1,806,832
>3 months to 6 months	414,400	709,000
>6 months to 12 months	779,400	774,600
>12 months to 24 months	37,200	202,600

	$3,953,000	$5,099,532

     The table below presents information about the Company's MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at March 31, 2006.

Collateral Pledged		Term to Maturity of Repurchase Agreement

MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total

(In Thousands)
Fannie Mae	$3,018,482	$1,016,100	$877,945	$995,859	$2,889,904
Freddie Mac	251,422	72,600	134,885	29,065	236,550
Ginnie Mae	549,046	126,200	226,570	119,476	472,246
AAA Rated	378,426	55,700	212,000	86,600	354,300

	$4,197,376	$1,270,600	$1,451,400	$1,231,000	$3,953,000

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

9. Stockholders’ Equity

     (a) Stock Repurchase Program

     On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program will be made at times and in amounts as the Company deems appropriate. Repurchases of common stock will be made using the Company’s available cash resources. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. From inception of the Repurchase Program through March 31, 2006, the Company

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

repurchased 2,733,800 shares of common stock at an average cost per share of $5.86. At March 31, 2006, 1,266,200 shares remained authorized for repurchase.

     Repurchased shares of common stock by the Company under the Repurchase Program, are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s capital stock classified as common stock. (See Note 13(b).)

     (b) Dividends on Preferred Stock

     The following table presents cash dividends declared by the Company on its Preferred Stock, since January 2005.

Declaration Date	Record Date	Payment Date	Dividend Per share

2006
February 17, 2006	March 1, 2006	March 31, 2006	$0.53125

2005
February 18, 2005	March 1, 2005	March 31, 2005	$0.53125
May 20, 2005	June 1, 2005	June 30, 2005	0.53125
August 19, 2005	September 1, 2005	September 30, 2005	0.53125
November 18, 2005	December 1, 2005	December 30, 2005	0.53125

     (c) Dividends/Distributions on Common Stock

     The following table presents common dividends declared by the Company on its common stock from January 1, 2005 through March 31, 2006:

Declaration Date	Record Date	Payment Date	Dividend per Share

2005
April 1, 2005	April 12, 2005	April 29, 2005	$0.180
July 1, 2005	July 12, 2005	July 29, 2005	0.125
October 3, 2005	October 14, 2005	October 28, 2005	0.050
December 15, 2005	December 27, 2005	January 31, 2006	0.050

     On April 3, 2006, the Company declared its 2006 first quarter common stock dividend of $0.05, payable on April 28, 2006, to stockholders of record on April 17, 2006. (See Note 13.)

     (d) Shelf Registrations

     On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At March 31, 2006, the Company had $8.7 million remaining on this shelf registration statement.

     On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At March 31, 2006, the Company had $244.1 million available under this shelf registration statement.

     On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the Act for the purpose of registering additional common stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At March 31, 2006, 9.5 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

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
(UNAUDITED)

Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock.

     (e) DRSPP

     Beginning in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments), became operational. During the three months ended March 31, 2006, the Company did not issue any shares through the DRSPP. Since the inception of the DRSPP, through March 31, 2006, the Company issued 12,060,123 shares pursuant to the DRSPP raising net proceeds of $110.8 million.

     (f) Controlled Equity Offering Program

     On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through March 31, 2006, the Company issued 1,833,215 shares of common stock in at-the-market transactions through such program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issued any shares through the CEO Program during the quarter ended March 31, 2006.

10. EPS Calculation

     The following table presents the reconciliation between basic and diluted shares of common stock outstanding used in calculating basic and diluted EPS for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

(In Thousands)
Weighted average shares outstanding - basic	79,950	82,243
Add effect of assumed shares issued under
treasury stock method for stock options	23	42

Weighted average shares outstanding - diluted	79,973	82,285

11. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$1,628	$3,988
Unrealized (losses)	(71,820)	(65,716)

	(70,192)	(61,728)

Hedging Instruments:
Unrealized gains on Caps	770	425
Unrealized gains on Swaps	3,089	3,092

	3,859	3,517

Accumulated other comprehensive (loss)	$(66,333)	$(58,211)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Equity Compensation, Employment Agreements and Other Benefit Plans

     (a) 2004 Equity Compensation Plan

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

     In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. At March 31, 2006, 2.3 million shares of common stock remained available for grant to eligible participants under the 2004 Plan. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At March 31, 2006, an aggregate of 962,000 shares were subject to outstanding awards under the 2004 Plan, of which 836,500 were exercisable. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

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

     At March 31, 2006, the Company had 125,500 Options outstanding that were not yet vested. These unvested Options, which are scheduled to vest through February 1, 2007, had a weighted average vesting period of seven months. During the quarter ended March 31, 2006, no Options were granted, exercised or expired unexercised.

     (b) Employment Agreements

     The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions, subject to certain events.

     (c) Deferred Compensation Plans

     The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, Directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the common stock. Deferred accounts increase or decrease in value as would equivalent shares of the common stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

     At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     At March 31, 2006 and December 31, 2005, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	March 31, 2006	December 31, 2005

Directors’ deferred	$381	$337
Officers’ deferred	224	200

	$605	$537

     (d) Savings Plan

     The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), which was established during 2002. Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Substantially all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the quarters ended March 31, 2006 and 2005, the Company recognized expenses for matching contributions of $23,000 and $19,000, respectively.

13. Subsequent Events

     (a) Common Stock Dividend Declared

     On April 3, 2006, the Company declared a first quarter 2006 dividend of $0.05 per share on common stock to stockholders of record on April 17, 2006. Dividend payments totaling $4.0 million were paid on April 28, 2006.

     (b) Stock Repurchase Program

     On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase at 4.0 million shares.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program will be made at times and in amounts as the Company deems appropriate. (See Note 9(a).)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

GENERAL

     The Company, a self-advised mortgage REIT, is primarily engaged in the business of investing, on a leveraged basis, in Agency MBS and, to a lesser extent, high quality ARM-MBS rated in one of the two highest rating categories by at least one of the Rating Agencies. The Company’s operating policies also permit investments in residential mortgage loans, residential MBS, direct or indirect investments in multi-family apartment properties, investments in limited partnerships, REITs or closed-end funds and investments in other corporate or government fixed income instruments. The Company’s principal business objective is to generate net income for distribution to its stockholders resulting from the spread between the interest and other income it earns on its investments and the interest expense on its borrowings used to finance such investments and its operating costs.

     The Company has elected to be treated as a REIT for U.S. federal income tax purposes. One of the requirements of maintaining its qualification as a REIT is that the Company must distribute at least 90% of its annual net taxable income to its stockholders, subject to certain adjustments.

     At March 31, 2006, 99.1% of the Company’s assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. In addition, the Company also had indirect interests in two multi-family apartment properties, containing a total of 392 rental units, located in Georgia and North Carolina and $5.9 million of Non-Agency MBS rated below AAA. During the quarter ended March 31, 2006, the Company had income of $4.7 million from discontinued operations for the quarter ended March 31, 2006, which primarily reflects the sale of its indirect interest in Greenhouse Holdings, LLC, which owns Greenhouse, a 128-unit multi-family apartment property located in Omaha, Nebraska, for $15.2 million. The operations of the Company’s indirect interests in real estate have not been, and are not expected to be in the future, material to the results of operations of Company.

     The results of the Company’s business operations are affected by a number of factors, many of which are beyond its control, and primarily depend on, among other things, the level of its net interest income, the market value of its assets and the supply of, and demand for, MBS in the market place. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on the MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with its borrowings (i.e., repurchase agreements) to increase; (ii) the value of its MBS portfolio and, correspondingly, its stockholders’ equity to decline; (iii) prepayments on its MBS portfolio to slow, thereby reducing the cost of premium amortization; and (iv) coupons on its MBS to reset, although on a delayed basis, to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on its MBS portfolio to increase, thereby increasing the cost of premium amortization; (ii) coupons on its MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) the interest expense associated with its borrowings to decrease; and (iv) the value of its MBS portfolio and, correspondingly, its stockholders’ equity to increase. In addition, borrowing costs and credit lines are further affected by the Company’s perceived credit worthiness.

     Interest rates on the Company’s liabilities reset faster than do interest rates on its assets. The 15 consecutive increases in the target federal funds rate, from 1.00% to 4.75%, have increased, and are expected to continue to increase, the cost of the Company’s liabilities at a more rapid pace than the yield on its assets, negatively impacting spreads in 2006. The Company anticipates a 16th consecutive 25 basis point increase in the fed funds rate to 5.0% at the upcoming May 10, 2006 meeting of the Federal Open Market Committee. After this meeting, future Federal Reserve actions will be dependent upon the flow of new data regarding inflation and economic activity. Based on recent Consumer Price Index data, it is difficult to rule out the possibility of additional monetary tightening in 2006. As a result of the Federal Reserve’s efforts to tighten monetary policy and the fact that, in general, the yields on MFA’s assets reset annually, but only after an initial fixed rate period, the Company currently projects that it will approximately breakeven during the second quarter ignoring the impact of any potential asset sales. Additional increases in the target federal funds rate in 2006 could have a further negative impact on spreads and earnings in 2006. In addition, due to the shape of the yield curve, which has recently been flat and even inverted, cash-out refinancing opportunities and the availability of lower monthly payment interest-only mortgages, the Company’s prepayment rates may be elevated, further negatively impacting spreads and income. Applying a 25% CPR, the Company MBS portfolio had an estimated weighted average term to repricing of 10 months, while its interest-bearing liabilities had an estimated weighted average term to repricing of four months at March 31, 2006.weighted average term to repricing of four months at March 31, 2006.

     In response to the continued rising interest rate environment and relatively flat yield curve in 2005 and the first quarter of 2006, the Company undertook a number of strategic steps to reposition its MBS portfolio. During this period, the Company reduced its asset base through a strategy under which it, among other things, determined not to fully reinvest principal repayments on its ARM-MBS as the underlying ARMs on such assets amortized and were prepaid, sold higher duration and lower yielding ARM-MBS and repurchased shares of its common stock. The Company’s MBS portfolio was $4.541 billion at March 31, 2006, compared to $5.715 billion at December 31, 2005 and $7.029 billion at its peak in February 2005. Leverage as measured by debt-to-equity was 6.0 times at March 31, 2006, compared to debt-to-equity ranging from approximately 7.8 times – 9.0 times during the year ended December 31, 2005. As a result of the actions taken, MFA is positioned to take advantage of investment opportunities as they may arise.

     The Company believes that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

     The Company’s weighted average contractual maturities on repurchase agreements was 3.1 months at March 31, 2006, compared to 7.5 months at March 31, 2005; however, the Company’s Swaps in effect extended the fixed pricing period on the Company’s repurchase agreements to 3.7 months at March 31, 2006.

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

RESULTS OF OPERATIONS

     Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

     For the first quarter of 2006, the Company had net income available to common stockholders of $12.9 million, or $0.16 per share, which included a gain of $4.7 million realized on the sale of real estate reported as discontinued operations and net gains of $1.6 million realized on the sale of MBS. During the fourth quarter of 2005, the Company recognized an impairment charge against certain MBS, all of which were sold during the first quarter of 2006. For the first quarter of 2005, the Company had net income available to common stockholders of $16.8 million, or $0.20 per share.

     Interest income for the first quarter of 2006 decreased by $7.2 million, or 11.8%, to $54.0 million compared to $61.2 million earned during the first quarter of 2005. The Company’s average investment in MBS, excluding changes in market value of the MBS portfolio, decreased by $1.668 billion, or 24.0%, to $5.277 billion for the first quarter of 2006 from $6.945 billion for the first quarter of 2005. The reduced size of the MBS portfolio reflects: (i) the repositioning of the MBS portfolio, which was achieved through sales of MBS with an amortized cost basis of $786.9 million and $583.2 million, during the fourth quarter of 2005 and the first quarter of 2006, respectively and

(ii) the partial reinvestment of proceeds from MBS principal prepayments and amortization. While the net yield on the MBS portfolio increased to 4.04% for the first quarter of 2006, from 3.51% for the first quarter for 2005, the reduced size of the MBS portfolio caused interest income on the MBS portfolio to decrease. The increase in the net yield on the MBS portfolio primarily reflects an increase in the gross yield (i.e., stated coupon) on the MBS portfolio of 50 basis points to 4.86% for the first quarter of 2006 from 4.36% for the first quarter of 2005. The cost of net premium amortization for the first quarter of 2005 decreased to 64 basis points, compared to 70 basis points for the first quarter of 2005, while the CPR experienced for the first quarter of 2006 was relatively unchanged from the first quarter of 2005. This decrease in the cost of premium amortization reflects the temporary decrease in the average premium (i.e., the amount paid in excess of the par value of MBS at the time of acquisition) on the MBS portfolio resulting from the impairment charge taken on certain MBS during the fourth quarter of 2005. All of the MBS on which an impairment charge was taken at December 31, 2005 were sold during the first quarter of 2006.

     The following table presents the components of the net yield earned on the Company’s MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

March 31, 2006	4.86%	(0.09)%	(0.64)%	(0.09)%	4.04%
December 31, 2005	4.70	(0.09)	(0.90)	(0.09)	3.62
September 30, 2005	4.55	(0.10)	(1.05)	(0.09)	3.31
June 30, 2005	4.48	(0.09)	(0.86)	(0.08)	3.45
March 31, 2005	4.36	(0.09)	(0.70)	(0.06)	3.51

     The Company expects that over time its ARM-MBS experience higher prepayment rates than fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with March 31, 2006, the CPR on the Company’s MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.9%. At March 31, 2006, the Company had net purchase premiums of $89.9 million, or 2.0% of current par value, compared to $95.4 million of net purchase premiums, or 1.7% of principal balance, at December 31, 2005. The net purchase premium on the MBS portfolio at December 31, 2005 was reduced by the $20.7 million impairment charge taken at December 31, 2005. This impairment charge resulted in a new cost basis for the MBS on which the impairment charge was taken, all of which were sold during the first quarter of 2006.

     The following table presents the historical CPR experienced on the Company’s MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

March 31, 2006	24.4%
December 31, 2005	31.2
September 30, 2005	34.9
June 30, 2005	29.1
March 31, 2005	24.1

     Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $369,000 to $666,000 for the first quarter of 2006 from $297,000 for the first quarter of 2005. The Company’s average cash investments increased by $3.2 million, to $61.1 million for the first quarter of 2006 compared to $57.9 million for the first quarter of 2005. As a result of rising interest rates, cash investments yielded 4.42% for the first quarter of 2006, compared to 2.08% for the first quarter of 2005. In general, the Company manages its cash investments to meet the needs of its investing, financing and operating requirements.

     The following table presents historical information regarding the Company’s average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
March 31, 2006	$5,276,973	$53,329	$61,126	$53,995	4.05%	$4,605,790	$42,785	3.77%	$11,210
December 31, 2005	6,378,629	57,708	115,619	58,806	3.62	5,718,634	48,498	3.36	10,308
September 30, 2005	6,806,005	56,396	136,274	57,531	3.31	6,150,582	49,060	3.16	8,471
June 30, 2005	7,035,784	60,752	57,180	61,142	3.45	6,312,122	46,508	2.96	14,634
March 31, 2005	6,945,280	60,942	57,935	61,239	3.50	6,234,969	39,766	2.59	21,473

(1) Does not reflect unrealized gains and losses.

     Interest expense for the first quarter of 2006 increased by 7.6% to $42.8 million, from $39.8 million for the first quarter of 2005, while the average balance of repurchase agreements for the first quarter of 2006 decreased by $1.629 billion, or 26.1%, to $4.606 billion, from $6.235 billion for the first quarter of 2005. The Company’s cost of borrowings, which includes the cost of its Hedging Instruments, increased to 3.77% for the first quarter of 2006, compared to 2.59% for the first quarter of 2005. Hedging Instruments decreased the cost of borrowings by $976,000, or nine basis points, during the first quarter of 2006, while such instruments increased the cost of the Company’s borrowings by $833,000, or five basis points, during the first quarter of 2005. The Company’s Hedging Instruments may from time to time result in additional interest expense or a reduction to interest expense, depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. At March 31, 2006, the Company had Swaps with an aggregate notional amount of $315.0 million and a weighted average maturity of nine months and Caps with an aggregate notional amount of $300.0 million and a weighted average remaining active period of seven months. (See Notes 2(k) and 5 to the accompanying consolidated financial statements, included under Item 1.) The Company expects that the recent and anticipated increases in market interest rates will cause the Company’s cost of funding to continue to increase during the remainder of 2006.

     For the quarter ended March 31, 2006, other income of $2.5 million included a net gain of $1.6 million on the sale of MBS. The MBS sold during the first quarter of 2006 were comprised entirely of the MBS on which the Company had taken a $20.7 million impairment charge against at December 31, 2005 as part of the MBS portfolio repositioning the commenced during the fourth quarter of 2005. During the first quarter of 2006, the Company’s two remaining real estate interests generated revenue of $694,000, compared to $648,000 for the first quarter of 2005. The Company does not consider the results from operations from its real estate investments to be material to the Company, nor does it anticipate that they will be significant in the future. These properties, net of operating expenses and mortgage interest, generated net losses of $76,000 and $128,000 for the three months ended March 31, 2006 and 2005, respectively. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.)

     For the first quarter of 2006, the Company incurred operating and other expense of $3.4 million, which included an aggregate of $770,000 related to real estate operating expenses and mortgage interest with respect to its two remaining real estate investments discussed above. The Company’s costs for compensation and benefits and other general and administrative items were $2.7 million for the first quarter of 2006, or 0.20% of average assets, compared to $2.5 million, or 0.14% of average assets, for the first quarter of 2005. The increase in these expenses as a percentage of average assets, reflects the decrease in average assets as a result of the reduced size of the MBS portfolio. Other general and administrative expense are comprised primarily of fees for professional services, including general legal and accounting, the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, corporate insurance, office lease expense, Board fees and miscellaneous other operating overhead.

     During the quarter ended March 31, 2006, the Company reported income from discontinued operations of $4.7 million (net of built-in gains taxes of $1.8 million), or $0.06 per common share, primarily comprised of a gain on the sale of the Company’s interest in Greenhouse. While the gain on the sale of Greenhouse was beneficial to the Company’s for the first quarter of 2006, this property, along with the Company’s remaining two real estate investments, have not been a significant component of the Company’s operating results. Greenhouse generated a loss of $37,000 and income of $38,000 for the quarterly periods ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, payments of principal and interest received on its portfolio of MBS, and, from time to time, proceeds from capital market transactions. The Company’s most significant uses of cash include purchases of MBS, dividend payments on its capital stock and repayments of principal and interest on its repurchase agreements. In addition, the Company also uses cash to fund operations, enter into Hedging Instruments, repurchase shares of its common stock pursuant to the Repurchase Program and make such other investments that it considers appropriate.

     Borrowings under repurchase agreements were $3.953 billion at March 31, 2006 compared to $5.100 billion at December 31, 2005. This decrease in borrowings reflects the reduced size of the Company’s MBS portfolio. At March 31, 2006, the Company’s repurchase agreements had a weighted average borrowing rate of 4.15%, on loan balances ranging from $55,000 to $138.0 million. These repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR.

     During the quarter ended March 31, 2006, the Company, as part of the repositioning of its portfolio, sold 30 MBS which generated cash proceeds of $788.5 million and resulted in a realized net gain of $1.6 million. Prepayments and amortization on MBS generated cash of $443.1 million. During the first quarter of 2006, the Company acquired $71.4 million of MBS, all of which were either Agency MBS or AAA rated ARM-MBS. While the Company generally intends to hold its MBS as long-term investments, certain MBS may be sold as part of managing the Company’s interest rate risk, liquidity needs and other operating objectives. As such, all of the Company’s MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. In addition, during the first quarter of 2006, the Company received proceeds, net of selling expenses, of $14.0 million on the sale of Greenhouse, of which $6.1 million was used to satisfy the mortgage on such property and $1.8 million of which will be used in the future for payment of the built-in gains tax due on such sale.

     During the first quarter of 2006, the Company declared and paid dividends of $2.0 million on its preferred stock and paid dividends of $4.1 million declared on its common stock in December 2005. On April 3, 2006, the Company declared its first quarter 2006 dividend on its common stock, which totaled $4.0 million and was paid on April 28, 2006 to stockholders of record on April 17, 2006. The Company used cash of $2.9 million to repurchase 469,100 shares of its common stock during the first quarter of 2006 pursuant to its Repurchase Program. (See Note 13(b) to the accompanying consolidated financial statements, included under Item 1.)

     At March 31, 2006, the Company had an aggregate of $252.8 million available under its two effective shelf registration statements on Form S-3. The Company may, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements. In addition, at March 31, 2006, the Company had approximately 9.5 million shares of common stock available under its DRSPP shelf registration statement on Form S-3 for issuance in connection with the DRSPP.

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

     In order to reduce interest rate risk exposure, the Company may enter into derivative financial instruments, such as Caps and Swaps. The Company’s Caps and Swaps are designated as cash-flow hedges against the Company’s current and anticipated 30-day LIBOR term repurchase agreements. During the quarter ended March 31, 2006, the Company did not purchase any Caps or Swaps. The Company’s Caps, which had an aggregate notional amount of $300.0 million at March 31, 2006, will generate future cash payments to the Company if interest rates are above the rate specified in any of the individual Cap Agreements. During the quarter ended March 31, 2006, the Company received or was due payments of $576,000 on its Caps. At March 31, 2006, the Company had Swaps with an aggregate notional amount of $315.0 million, with maturities extending through February 2, 2007. Pursuant to the Swaps outstanding at March 31, 2006, the Company was required to pay a weighted average fixed rate of 3.53% and receive a variable rate based on 30-day LIBOR. (See Note 5 to the accompanying consolidated financial statements, included under Item 1.)

     Under its repurchase agreements, the Company may be required to pledge additional assets to its repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Specifically, margin calls result from a decline in the value of the Company’s MBS collateralizing its repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from changes in market interest rates and other market factors and principal reduction of such MBS from scheduled amortization and prepayments on the mortgages securing such MBS. From time to time, the Company may have restricted cash which represents cash held on deposit as collateral with lenders and, at the time a repurchase agreement rolls (i.e., matures), generally will be applied against the repurchase agreement, thereby reducing the borrowing.  The Company believes it has adequate financial resources to meet its obligations as they come due, including margin calls, and to fund dividends declared as well as to actively pursue its investment strategies.  Through March 31, 2006, the Company had satisfied all of its margin calls with either cash or additional collateral. In addition, at March 31, 2006, the Company had MBS with a fair value of $342.4 million that were not pledged as collateral and $74.9 million of cash. Should market interest rates and/or prepayment speeds on the mortgages underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

OTHER MATTERS

     The Company intends to conduct its business so as to maintain its exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company failed to maintain its exempt status under the Investment Company Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in the Company’s annual report on Form 10-K for the year ended December 31, 2005 and this quarterly report on Form 10-Q for the quarter ended March 31, 2006. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain (i) at least 55% of its assets in Qualifying Interests (the “55% Test”) and (ii) at least 80% of its assets in real estate related assets (including Qualifying Interests) (the “80% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, the Company’s ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, the Company treats as Qualifying Interests those MBS issued with respect to an underlying pool as to which it owns all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, the Company could be required to sell a substantial amount of its MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, the Company may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, the Company monitors its compliance with both of the 55% Test and the 80% Test in order to maintain its exempt status under the Investment Company Act. As of March 31, 2006, the Company had determined that it was in and had maintained compliance with both of the 55% Test and the 80% Test.

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

INTEREST RATE RISK

     The Company primarily invests in ARM-MBS. The Company expects that over time its ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on the assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, the Company believes that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters ending on March 31, 2006, the CPR on the Company’s MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.9%.

     The Company takes into account both anticipated coupon resets and expected prepayments when measuring sensitivity of its ARM-MBS portfolio to changes in interest rates. In measuring its assets-to-borrowings repricing gap (the “Repricing Gap”), the Company measures the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining on its repurchase agreements applying the same projected prepayment rate and including the impact of Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for the Company’s ARM-MBS portfolio, as of March 31, 2006, was approximately ten months and the average term remaining on the Company’s repurchase agreements, including the impact of Swaps, was approximately four months, resulting in Repricing Gap of six months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in the Company’s interest-earning assets and interest-bearing liabilities. As of March 31, 2006, based on contractual terms (i.e., assuming no prepayments), the Company’s ARM-MBS portfolio had a weighted average term to repricing of approximately 14 months and its repurchase agreements, including the impact of Swaps, had a weighted average term remaining of approximately four months, resulting in a Repricing Gap of approximately ten months. Based on historical results, the Company believes that applying a 25% CPR assumption provides a reasonable approximation of the Repricing Gap for the Company’s ARM-MBS portfolio over time.

     At March 31, 2006, the Company’s financing obligations under repurchase agreements had remaining terms of one year or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

     The interest rates for most of the Company’s adjustable-rate assets are primarily dependent on the LIBOR, one-year constant maturity treasury (“CMT”) rate, or the 12-month CMT moving average (“MTA”), while its repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together and the (while MTA is a lagging index to CMT) there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At March 31, 2006, the Company had 42.3% repricing from the one-year LIBOR index, 36.4% of its ARM-MBS portfolio repricing from the one-year CMT index, 19.8% repricing from the MTA and 1.5% repricing from the 11th District Cost of Funds Index (“COFI”).

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

     The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment. At March 31, 2006, the Company had a negative gap, which will generally have the opposite results on the net interest margin. As discussed above, the gap analysis is prepared assuming a CPR of 25%; however, actual prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities or the behavior of various indexes applicable to the Company’s assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in the Company’s MBS or include assets and liabilities that are not interest rate sensitive.

     The following table presents the Company’s interest rate risk using the gap methodology applying a 25% CPR at March 31, 2006.

	At March 31, 2006

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable Rate - MBS	$1,786,125	$1,535,066	$712,356	$184,709	$322,220	$4,540,476
Fixed-Rate - MBS	–	–	–	–	120	120
Cash	74,944	–	–	–	–	74,944

Total interest-earning assets	$1,861,069	$1,535,066	$712,356	$184,709	$322,340	$4,615,540

Interest-Bearing Liabilities:
Repurchase agreements	$2,722,000	$1,193,800	$37,200	$–	$–	$3,953,000
Mortgage loans	–	–	–	–	16,477	16,477

Total interest-bearing liabilities	$2,722,000	$1,193,800	$37,200	$-	$16,477	$3,969,477

Gap before Hedging Instruments	$(860,931)	$341,266	$675,156	$184,709	$305,863	646,063
Notional Amounts of Swaps	315,000	–	–	–	–	315,000
Cumulative Difference Between
Interest-Earnings Assets and
Interest Bearing Liabilities after
Hedging Instruments	$(545,931)	$(204,665)	$470,491	$655,200	$961,063

     As part of its overall interest rate risk management strategy, the Company periodically uses Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At March 31, 2006, the Company had Caps with an aggregate notional amount of $300.0 million and Swaps with a notional amount of $315.0 million, all of which were active. During the quarter ended March 31, 2006, the Company received or was due payments of $576,000 from counterparties on its Caps and $783,000 related to its Swaps. The notional amount of the Swap is presented in the table above, as it impacts the cost of a portion of the Company’s repurchase agreements. The notional amounts of the Company’s Caps, which hedge against increases in interest rates on the Company’s LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the limit on the amount of interest rate change that can occur relative to the hedged liability. In addition, the notional amounts of the Company’s Hedging Instruments are not reflected in the Company’s consolidated balance sheets. The Company’s Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on the Company’s repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

     Substantially all of the Company’s investment securities are designated as “available-for-sale” assets. As such, they are carried at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income or loss, a component of stockholders’ equity. (See Note 11 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of the Company’s MBS fluctuate primarily due to changes in interest rates and other factors; however, given that at March 31, 2006, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of the Company’s MBS are generally not credit-related. To a limited extent the Company is exposed to credit-related market value risk as the Company at March 31, 2006 held $5.9 million of non-Agency MBS that were rated below AAA, of which $85,000 were non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of the Company’s MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of the Company’s MBS collateralizing its repurchase agreements decreases, the Company may receive margin calls from its repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing the Company’s repurchase agreements with such lender, resulting in a loss to the Company. In such a scenario, the Company could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in the Company’s net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of the Company’s issued and outstanding common stock and preferred stock.

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

     The Company’s assets which are pledged to secure repurchase agreements are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that the Company will always be able to roll over its repurchase agreements. At March 31, 2006, the Company had cash and cash equivalents of $74.9 million and unpledged securities of $342.4 million available to meet margin calls on its repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying the Company’s MBS suddenly increase, margin calls on the Company’s repurchase agreements could result, causing an adverse change in the Company’s liquidity position.

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

     For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield at the purchase date. Therefore, on a tax basis, amortization of premiums will differ from those reported for financial purposes under GAAP. At March 31, 2006, the gross unamortized premium for ARM-MBS for financial accounting purposes was $89.9 million (2.0% of the principal balance of MBS) while the gross unamortized premium for federal tax purposes was estimated at $88.0 million.

     In general, the Company believes that it will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

     The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in the Company’s investment portfolio on March 31, 2006. The Company acquires interest-rate sensitive assets and funds them with interest-rate sensitive liabilities. The Company generally plans to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+1.00%	(43.61%)	(1.15%)
+0.50%	(13.29%)	(0.53%)
-0.50%	29.99%	0.44%
-1.00%	58.97%	0.80%

     Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2006. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the Company’s interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the table and changes in interest rates over any period could be greater than the changes in interest rates shown in the above table.

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

     The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.97 and effective convexity (i.e., approximates the change in duration relative to the change in interest rates) of (0.35). Duration and convexity can change significantly over time, the timing and severity of which are primarily driven and by changes and volatility in the interest rate environment. The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of the Company’s repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge such repurchase agreements. The Company’s asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as the Company’s repurchase agreements are generally shorter term than the Company’s interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 37.5% decrease in the CPR of the MBS portfolio.

     Item 4. Controls and Procedures

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or any of its assets are subject.

Item 1a. Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents information regarding the shares of common stock repurchased under the Company’s Repurchase Program during the three months ended March 31, 2006.

2006 Monthly Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program

January 1 through January 31	46,300	$5.82	46,300	1,689,000
February 1 through February 28	133,700	6.15	133,700	1,555,300
March 1 through March 31	289,100	6.24	289,100	1,266,200

Total	469,100	$6.17	469,100

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

10.1 Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of April 16, 2006 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated April 25, 2006, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.2 Amended and Restated Employment Agreement of William S. Gorin, dated as of April 16, 2006 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated April 25, 2006, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.3 Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of April 16, 2006 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated April 25, 2006, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.4 Amended and Restated Employment Agreement of Teresa D. Covello, dated as of January 1, 2006 (incorporated herein by reference to Exhibit 10.5 of the Form 8-K, dated April 25, 2006, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.5 Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of January 1, 2006 (incorporated herein by reference to Exhibit 10.4 of the Form 8-K, dated April 25, 2006, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: May 1, 2006	MFA MORTGAGE INVESTMENTS, INC.

	By:	/s/ Stewart Zimmerman

Stewart Zimmerman
President and Chief Executive Officer

	By:	/s/ William S. Gorin

William S. Gorin
Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Teresa D. Covello

Teresa D. Covello
Senior Vice President Chief Accounting Officer (Principal Accounting Officer)