Form 10-Q
period 2006-06-30
MFA MORTGAGE INVESTMENTS
filed 2006-08-02
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13991

MFA MORTGAGE INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

______________

Maryland (State or other jurisdiction of incorporation or organization)	13-3974868 (I.R.S. Employer Identification No.)

350 Park Avenue, 21st Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 207-6400
(Registrant’s telephone number, including area code)
______________

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

79,210,745 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 31, 2006.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	June 30, 2006	December 31, 2005

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged
MBS of $3,012,419 and $5,394,144 at June 30, 2006 and
December 31, 2005, respectively) (Notes 4 and 7)	$3,430,834	$5,714,906
Cash and cash equivalents	54,879	64,301
Accrued interest receivable	16,424	24,198
Interest rate cap agreements, at fair value (“Caps”) (Note 5)	1,923	2,402
Swap agreements, at fair value (“Swaps”) (Note 5)	2,323	3,092
Real estate (Note 6)	11,921	29,398
Real estate and related assets held for sale (Note 6)	8,809	–
Goodwill	7,189	7,189
Prepaid and other assets	1,629	1,431

Total Assets	$3,535,931	$5,846,917

Liabilities:
Repurchase agreements (Note 7)	$2,835,200	$5,099,532
Accrued interest payable	23,321	54,157
Mortgages on real estate, including mortgages on real estate held for sale (Note 6)	16,457	22,552
Dividends payable	–	4,058
Accrued expenses and other liabilities	3,972	5,516

Total Liabilities	2,878,950	5,185,815

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000 shares authorized; 3,840 shares issued and
outstanding at June 30, 2006 and December 31, 2005 ($96,000
aggregate liquidation preference) (Note 9)	38	38
Common stock, $.01 par value; 370,000 shares authorized;
79,211 and 80,121 issued and outstanding at June 30, 2006
and December 31, 2005, respectively (Note 9)	792	801
Additional paid-in capital, in excess of par	765,441	770,789
Accumulated deficit	(65,177)	(52,315)
Accumulated other comprehensive loss (Note 11)	(44,113)	(58,211)

Total Stockholders’ Equity	656,981	661,102

Total Liabilities and Stockholders’ Equity	$3,535,931	$5,846,917

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

(In Thousands, Except Per Share Amounts)	(Unaudited)

Interest Income:
MBS income (Note 4)	$45,645	$60,752	$98,974	$121,694
Interest income on temporary cash investments	540	390	1,206	687

Total Interest Income	46,185	61,142	100,180	122,381

Interest Expense (Note 7)	38,818	46,508	81,603	86,274

Net Interest Income	7,367	14,634	18,577	36,107

Other Operating (Loss) Income:
Loss on sale of MBS, net (Note 4)	(24,746)	–	(23,149)	–
Revenue from operations of real estate (Note 6)	388	354	770	712
Miscellaneous other, net	205	20	444	32

Total Other Operating (Loss) Income	(24,153)	374	(21,935)	744

Operating and Other Expense:
Compensation and benefits	1,530	1,498	3,088	3,053
Real estate operating expense	237	244	482	494
Mortgage interest on real estate	163	166	336	339
Other general and administrative	961	927	2,078	1,886

Total Operating and Other Expense	2,891	2,835	5,984	5,772

(Loss) Income from Continuing Operations, net	(19,677)	12,173	(9,342)	31,079

Discontinued Operations: (Note 6)
Loss from discontinued operations, net	(56)	(14)	(133)	(39)
Gain on sale of real estate, net of tax of $1,820	–	–	4,705	–

(Loss) Income from Discontinued Operations, net	(56)	(14)	4,572	(39)

(Loss) Income Before Preferred Stock Dividends	(19,733)	12,159	(4,770)	31,040
Less: Preferred Stock Dividends (Note 9)	2,040	2,040	4,080	4,080

Net (Loss) Income Available to Common Stockholders	$(21,773)	$10,119	$(8,850)	$26,960

(Loss) Earnings Per Share of Common Stock: (Note 10)
(Loss) income from continuing operations – basic and diluted	$(0.27)	$0.12	$(0.17)	$0.33
Income from discontinued operations – basic and diluted	–	–	0.06	–

(Loss) earnings per share – basic and diluted	$(0.27)	$0.12	$(0.11)	$0.33

Dividends declared per share of common stock (Note 9c)	$0.05	$0.18	$0.05	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006

(Unaudited)
(In Thousands, Except Per Share Amounts)
8.50% Series A Cumulative Redeemable Preferred Stock – Liquidation
Preference $25.00 per share:
Balance at June 30, 2006 and December 31, 2005 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2005 (80,121 shares)	801
Repurchase of common stock (927 shares)	(9)
Issuance of common stock (17 shares)	–

Balance at June 30, 2006 (79,211 shares)	792

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2005	770,789
Repurchase of common stock	(5,688)
Issuance of common stock	100
Compensation expense for common stock options	240

Balance at June 30, 2006	765,441

Accumulated Deficit:
Balance at December 31, 2005	(52,315)
Net income	(4,770)
Dividends on common stock	(3,970)
Dividends on preferred stock	(4,080)
Payments on Dividend Equivalent Rights	(42)

Balance at June 30, 2006	(65,177)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2005	(58,211)
Unrealized gains on MBS, net	14,510
Unrealized gains on Caps, net	357
Unrealized losses on Swaps, net	(769)

Balance at June 30, 2006	(44,113)

Total Stockholders’ Equity at June 30, 2006	$656,981

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(In Thousands)	2006	2005

	(Unaudited)

Cash Flows From Operating Activities:
Net (loss) income	$(4,770)	$31,040
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses on sale of MBS	25,245	–
Gains on sales of MBS	(2,096)	–
Amortization of purchase premiums on MBS, net of accretion of discounts	15,992	25,965
Amortization of premium cost for Caps	837	994
Decrease (increase) in interest receivable	7,774	(1,436)
Depreciation and amortization on real estate, including discontinued operations	358	378
Increase in other assets and other	(1,207)	(299)
(Decrease) increase in accrued expenses and other liabilities	(1,544)	2,150
(Decrease) increase in accrued interest payable	(30,836)	26,258
Gain on sale of real estate	(4,705)	–
Stock option expense and stock based compensation	340	252
Negative amortization on MBS	(1,480)	–

Net cash provided by operating activities	3,908	85,302

Cash Flows From Investing Activities:
Principal payments on MBS	832,260	1,186,236
Proceeds from sale of MBS	1,823,361	–
Purchases of MBS	(394,700)	(1,425,284)
Proceeds from sale of real estate	14,023	–

Net cash provided (used) by investing activities	2,274,944	(239,048)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	(11,878,087)	(10,072,511)
Proceeds from borrowings on repurchase agreements	9,613,755	10,283,222
Proceeds from issuance of common stock	–	2,998
Dividends paid on preferred stock	(4,080)	(4,080)
Common stock repurchased	(5,697)	–
Dividends paid on common stock	(8,070)	(33,125)
Principal payments on mortgages	(6,095)	(102)
Decrease in receivable under the Dividend Reinvestment and Stock
Repurchase Plan (“DRSPP”)	–	985

Net cash (used) provided by financing activities	(2,288,274)	177,387

Net (decrease) increase in cash and cash equivalents	(9,422)	23,641
Cash and cash equivalents at beginning of period	64,301	68,341

Cash and cash equivalents at end of period	$54,879	$91,982

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,

(Dollars In Thousands)	2006	2005

	(Unaudited)

Net (loss) income available to common stockholders before preferred stock dividend	$(4,770)	$31,040
Other Comprehensive Income:
Unrealized losses on MBS, net	(10,058)	(24,796)
Reclassification adjustment for net loss included in net income	24,568	–
Unrealized gains on Caps, net	357	893
Unrealized (losses) gains on Swaps, net	(769)	1,557

Comprehensive income before preferred stock dividends	$9,328	$8,694

Dividends on preferred stock	(4,080)	(4,080)

Comprehensive Income	$5,248	$4,614

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

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2006 and results of operations for all periods presented have been made. The results of operations for the six-month period ended June 30, 2006 should not be construed as indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) MBS

The Company accounts for its MBS in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholder’s Equity. On December 31, 2005, the Company early adopted the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”). The application of the FASB Impairment Position resulted in the Company recognizing an other-than-temporary impairment charge of $20.7 million on December 31, 2005. (See Note 4.)

Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. Upon the sale of a MBS, unrealized gains and losses are reclassified out of accumulated other comprehensive income/(loss) to earnings as realized gains and losses using the specific identification method. (See Note 4.)

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

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity. Certain of the Agency MBS owned by the Company provide for negative amortization, which occurs when

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the full amount of the stated coupon interest due on the distribution date for an MBS is not received. The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par), as such negative amortization is guaranteed by the issuing agency.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

(d) Other-Than-Temporary Impairment/Credit Risk

The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At June 30, 2006, 89.2% of the Company’s assets consisted of Agency MBS and related receivables, 8.2% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.5% were cash and cash equivalents; combined these assets comprised 98.9% of the Company’s total assets.

Other-than-temporary impairment losses on the Company’s MBS related to changes in market interest rates or in the underlying credit of such investments, as measured by the amount of decline in the estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income resulting in an adjustment of the cost basis of such investments. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment related to credit exists with respect to an investment: (i) the expected cash flow from such investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages, debtor or the company in which equity interests are held; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, counterparty or other relevant party issuing or otherwise collateralizing such investment; (v) management’s internal analysis of such investment considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of the historical decline in market value, when available. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists with respect to an investment and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change.

On December 31, 2005, the Company adopted the FASB Impairment Position that was issued on November 3, 2005. (See Note 2(m).)

(e) Goodwill

The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances. At the time the Company adopted FAS 142, the Company had unamortized goodwill of approximately $7.2 million, which represents the excess of the fair value of the common stock issued by the Company over the fair value of net assets acquired in connection with its formation in 1998. On an annual basis goodwill is tested for impairment at the entity level. Through June 30, 2006, the Company had not recognized any impairment on its goodwill.

(f) Real Estate

At June 30, 2006, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company. This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 6 and 2(l).)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while capital improvements are capitalized and depreciated over their useful life. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset and its capital improvements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(g) Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. A repurchase agreement is a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender. With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the current face value (i.e., par value) of its MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through June 30, 2006, the Company had satisfied all of its margin calls.

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company (plus interest due to the counterparty) and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better or, if applicable, whose parent or holding company is rated single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At June 30, 2006, the Company had outstanding balances under repurchase agreements with 12 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral) to a single lender of $26.4 million. (See Note 7.)

In certain instances, the Company had purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (a “Same Party Transaction”). The Company recorded the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities gross on its consolidated balance sheets, with changes in the fair value of these MBS recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements were reported gross on the Company’s consolidated statements of income. As of June 30, 2006, the Company had no Same Party Transactions and, at December 31, 2005, the Company had 25 Same Party Transactions aggregating approximately $474.5 million in MBS and $471.5 million in financings under repurchase agreements.

Based upon the Company’s understanding of a technical interpretation of the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), Same Party Transactions may not qualify as a purchase by the Company because the MBS purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. The result of this technical interpretation would be to preclude the Company from having presented (i) these MBS and the related financings under repurchase agreements on a gross basis on its balance sheet and (ii) the related interest income earned and interest expense incurred on a gross basis on its income statement. Instead, the Company

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

would have been required to present Same Party Transactions on a net basis, reporting derivatives on its balance sheet and the corresponding change in fair value of such derivatives on its income statement. The value of the derivatives created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying credit provided by the applicable counterparty.

If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on its consolidated financial statements. This issue has been presented to the FASB and the Company is awaiting guidance from the FASB regarding the accounting treatment for Same Party Transactions.

(h) Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive stock options outstanding using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds along with future compensation expense for unvested stock options are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 10.)

(i) Comprehensive Income

Comprehensive income for the Company includes net (loss) income, the change in net unrealized gains and losses on MBS and certain derivative instruments reduced by dividends on preferred stock. (See Note 11.)

(j) U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired from a C Corporation during the ten-year period following the initial acquisition of such asset. Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gain at the time the asset was acquired from the non-REIT C corporation. On January 31, 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of a real estate property, which, net of such tax and selling expenses, resulted in a gain of $4.7 million. (See Note 6.)

(k) Derivative Financial Instruments/Hedging Activity

The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of Caps and Swaps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities.” The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 5.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated single A or better or, if applicable, whose parent or holding company was rated singe A or better by at least one of the Rating Agencies at the time of purchase.

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

In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. Provided that the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income. Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized to interest expense. The periodic amortization of Cap premiums are based on an allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with Caps, if any, are reported as a reduction to interest expense. If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap. The maximum cost related to the Company’s Caps is limited to the original price paid to enter into the Cap.

Interest Rate Swaps

There is no cost incurred by the Company at the inception of a Swap. When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings.

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

(l) Discontinued Operations

FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) provides, among other things, that a long-lived asset classified as held for sale shall: (i) not be depreciated while classified as held for sale; (ii) be measured at the lower of its carrying amount or fair value less cost to sell; (iii) result in a loss recognized for any initial or subsequent write-down to fair value less cost to sell or a gain recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss, not previously recognized, that results from the sale of a long-lived asset shall be recognized at the date of sale. In accordance with FAS 144, as amended by Statement No. 154, “Accounting

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes and Error Corrections” (“FAS 154”) revenues and expenses for the Company’s indirect interest in a property classified as held for sale, or sold have been restated as discontinued operations, on a net basis for each of the periods presented. This reclassification has no effect on the Company’s reported net income (loss). (See Note 6.)

During the first quarter of 2006, the Company sold its 100% membership interest in Greenhouse Holdings, LLC (“Greenhouse”), which holds a 128-unit multi-family apartment building in Omaha, Nebraska known as “The Greenhouse”. The sale of Greenhouse resulted in a gain of $4.7 million, net of a built-in gains tax of $1.8 million and selling costs. Prior to the sale of Greenhouse, there was no definitive plan to sell such property.

On June 30, 2006, the Company classified its indirect investment in a 201-unit multi-family apartment complex in Charlotte, North Carolina known as “Cameron” as held for sale. Upon the reclassification, Cameron was reviewed for impairment and it was determined that Cameron’s carrying value approximated its fair value less cost to sell. The Company determined that it would be able to sell Cameron, which was being actively marketed for sale, within the next 12 months, barring any unforeseen circumstances or significant changes in market conditions.

(m) Adoption of New Accounting Standards

Equity Based Compensation

On January 1, 2006, the Company adopted FAS No. 123-R “Share-Based Payment” (“FAS 123-R”) applying the modified prospective method of accounting in stock options. FAS 123-R, among other things, eliminated the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of FAS 123-R, the Company accounted for its stock based compensation in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was adopted on January 1, 2003. Based on the Company’s analysis of its outstanding options under the provisions of FAS 123-R, the adoption of FAS 123-R had no impact on the Company. The Company continues to value its stock-based compensation using the Black-Scholes method.

FASB Impairment Position

On December 31, 2005, the Company adopted the FASB Impairment Position. Among other things, the FASB Impairment Position specifically addresses: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The FASB Impairment Position specifically provides that when the fair value of an investment is less than its cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment's cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date. Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value.

Upon a decision to sell an impaired available-for-sale investment on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. In addition, the Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. Upon the implementation of the FASB Impairment Position, the Company recorded an impairment charge of $20.7 million related to other-than-temporary impairments on certain MBS, related to changes in interest rates on such MBS that the Company did not expect to hold until recovery of such impairment. At December 31, 2005, the Company had MBS of $821.5 million on which an impairment charge had been made; all such MBS were sold during the first quarter of 2006, resulting in a net gain of $1.6 million reflecting the amount of market recovery subsequent to December 31, 2005. (See Note 4.)

(n) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Related Parties

On January 31, 2006, pursuant to a purchase and sale agreement, dated January 19, 2006, between Retirement Centers Corporation (“RCC”), a wholly owned subsidiary of the Company, and America First Apartment Investors, Inc. (“AFAI”), RCC sold its 100% membership interest in Greenhouse to AFAI for $15.2 million. The terms of the purchase and sale agreement were determined through arms-length negotiations between the parties. In addition, Spartan I, LLC an indirect wholly-owned subsidiary of the Company, currently provides investment advisory services to AFAI for a negotiated fee and AFAI, through a wholly-owned subsidiary, provides property management services for a negotiated fee to the remaining multi-family properties in which the Company indirectly holds investment interests. George H. Krauss, who is one of the Company’s directors as well as a member of the board of directors of AFAI, did not participate, on behalf of the Company or RCC, in the determination to enter into, or the negotiations relating to, the Greenhouse transaction. As a result of the Greenhouse sale, the Company realized a gain of $4.7 million, which is reported as a component of discontinued operations.

4.	Mortgage-Backed Securities

At June 30, 2006 and December 31, 2005, all of the Company’s MBS were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing was not available for an MBS from such pricing service, the average of broker quotes received for such MBS. At June 30, 2006 and December 31, 2005, the Company’s portfolio of MBS consisted of pools of ARM-MBS with an estimated fair value of $3.012 billion and $5.394 billion, respectively, that were pledged as collateral against borrowings under repurchase agreements and Swaps at June 30, 2006 and December 31, 2005, respectively.

The following tables present certain information about the Company's MBS at June 30, 2006 and December 31, 2005:

	Par Value	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized Gain/(Loss)

(In Thousands)	June 30, 2006

Agency MBS:
Fannie Mae Certificates	$2,507,464	$2,556,733	$2,523,147	$(33,586)
Ginnie Mae Certificates	394,449	401,873	397,315	(4,558)
Freddie Mac Certificates	200,429	218,914	216,001	(2,913)
Non-Agency MBS:
AAA rated	290,612	294,653	288,511	(6,142)
AA rated	2,272	2,272	2,216	(56)
Single A rated	1,590	1,578	1,547	(31)
BBB rated	909	896	881	(15)
BB and below rated	1,250	1,050	1,131	81
Non-rated	229	83	85	2

Total MBS	$3,399,204	$3,478,052	$3,430,834	$(47,218)

	December 31, 2005

Agency MBS:
Fannie Mae Certificates	$3,882,393	$3,950,983	$3,906,821	$(44,162)
Ginnie Mae Certificates	866,361	879,105	870,234	(8,871)
Freddie Mac Certificates	328,494	354,708	351,592	(3,116)
Non-Agency MBS:
AAA rated	579,115	585,911	580,317	(5,594)
AA rated	2,290	2,290	2,271	(19)
Single A rated	1,603	1,604	1,582	(22)
BBB rated	916	890	871	(19)
BB and below rated	1,260	1,059	1,133	74
Non-rated	231	84	85	1

Total MBS	$5,662,663	$5,776,634	$5,714,906	$(61,728)

(1) Includes principal payments receivable.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government, federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest bond rating given by a Rating Agency and indicates the credit worthiness of the investment (i.e., the obligor’s ability to meet its financial commitment on the obligation). Certain Non-Agency MBS may also be non-rated.

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at June 30, 2006 and December 31, 2005:

(In Thousands)	June 30, 2006	December 31, 2005

Principal balance (par value)	$3,399,204	$5,662,663
Principal payment receivable	13,631	18,870

	3,412,835	5,681,533

Unamortized premium	65,590	98,689
Unaccreted discount	(32)	(3,247)
Discount designated as a credit reserve	(341)	(341)
Gross unrealized gains	2,608	3,988
Gross unrealized losses	(49,826)	(65,716)

Carrying value/estimated fair value	$3,430,834	$5,714,906

The table below presents information about the Company's MBS pledged as collateral under repurchase agreements and Swaps at June 30, 2006.

	MBS Pledged Under Repurchase Agreements		MBS Pledged Under Swaps

MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged

(In Thousands)
Fannie Mae	$2,286,988	$2,316,597	$762	$771	$2,287,750
Freddie Mac	158,588	160,862	–	–	158,588
Ginnie Mae	280,094	283,039	–	–	280,094
AAA Rated	285,987	292,063	–	–	285,987

	$3,011,657	$3,052,561	$762	$771	$3,012,419

The Company’s MBS are primarily comprised of Agency MBS, which have an implied AAA rating, or non-Agency MBS that were rated AAA by one or more of the Rating Agencies; accordingly, no unrealized losses associated with these MBS were considered to be credit related.

At June 30, 2006, the Company also held non-Agency MBS rated below AAA with an amortized cost of $5.8 million. Approximately $1.1 million of these MBS were rated below investment grade (i.e., BB and below) and $83,000 were not rated by a Rating Agency. The MBS rated below investment grade and the non-rated MBS were purchased at a discount, a portion of which was designated as credit protection against future credit losses. The initial credit protection (i.e., discount) of these MBS may be adjusted over time based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these MBS is less favorable than initially forecasted, additional reserves could be warranted, which would be charged against the Company’s earnings. At June 30, 2006, the Company had 188 MBS, with an amortized cost of $1.892 billion, that had unrealized losses for 12 months or more, all of which were Agency or AAA rated MBS.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2006, MBS had gross unrealized losses of $49.8 million. The Company monitors the performance and market value of its MBS portfolio, including these MBS on which its had unrealized losses, on an ongoing basis. The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such MBS have been in a continuous unrealized loss position at June 30, 2006:

	Unrealized Loss Position for:

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$594,862	$3,797	$1,242,296	$32,182	$1,837,158	$35,979
Ginnie Mae	99,022	481	271,947	4,173	370,969	4,654
Freddie Mac	81,329	876	108,562	2,073	189,891	2,949
Non-Agency AAA rated MBS	63,823	61	224,686	6,081	288,509	6,142
Non-Agency AA and below	4,643	102	–	–	4,643	102

Total temporarily impaired securities	$843,679	$5,317	$1,847,491	$44,509	$2,691,170	$49,826

At June 30, 2006, the Company determined that it had the intent and ability to hold those MBS on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these MBS was considered temporary. However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables. Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired MBS until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

During the six months ended June 30, 2006, as part of the repositioning of the MBS portfolio, the Company sold 83 MBS for $1.823 billion, resulting in net realized losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. Included in these sales were MBS of $821.5 million on which the Company had taken a $20.7 million impairment charge against at December 31, 2005.

The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands)	2006	2005	2006	2005

Coupon interest on MBS	$53,514	$75,112	$114,966	$147,659
Premium amortization	(7,869)	(14,371)	(16,111)	(25,987)
Discount accretion	–	11	119	22

Interest income on MBS, net	$45,645	$60,752	$98,974	$121,694

5.	Hedging Instruments/Hedging Activity

In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into Hedging Instruments. Through June 30, 2006, such instruments have been comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the impact of the Company’s Hedging Instruments on its other comprehensive (loss) income for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands)	2006	2005	2006	2005

Accumulated Other Comprehensive Gain/(Loss) from
Hedging Instruments:
Balance at beginning of period	$3,859	$1,737	$3,517	$(1,989)
Unrealized (losses)/gains on Hedging
Instruments, net	(754)	(1,276)	(412)	2,450

Balance at the end of period	$3,105	$461	$3,105	$461

The following table sets forth the impact of the Company’s Hedging Instruments on its interest expense for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands)	2006	2005	2006	2005

Premium amortization on Caps	$453	$565	$837	$995
Payments earned on Caps	(812)	(6)	(1,388)	(6)

Caps impact on interest expense	(359)	559	(551)	989

Payments (earned) incurred on Swaps	(1,181)	179	(1,964)	583

Net (decrease) increase to interest expense
from Hedging Instruments	$(1,540)	$738	$(2,515)	$1,572

(a) Interest Rate Caps

The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. When the 30-day LIBOR increases above the rate specified in the Cap during the effective term of the Cap, the Company receives payments from its Cap counterparty.

The following table presents information about the Company’s Caps at June 30, 2006, all of which were active:

	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently active	6 Months	3.80%	$250,000	$1,141	$1,923	$782

(1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap. At June 30, 2006, the 30-day LIBOR was 5.33%.

(b) Interest Rate Swaps

The Company’s Swaps are used to lock-in the fixed interest rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The following table presents information about the Company’s Swaps, all of which were active, at June 30, 2006:

	Weighted Average Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently Active	6 Months	$315,000	3.53%	$2,323	$2,323

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Real Estate and Discontinued Operations

At June 30, 2006, the Company indirectly held 100% of the ownership interest in Lealand for investment purposes. Lealand, which is consolidated with the Company, had the following assets and liabilities at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005 (1)

(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings	$11,910		$29,398
Cash	133		749
Prepaid and other assets	161		406
Mortgages payable	(9,672	) (2)	(22,552)
Accrued interest and other payables	(197)		(390)

Real estate assets, net	$2,335		$7,611

(1) Included in real estate at December 31, 2005 were the assets and liabilities of Greenhouse and Cameron, which had combined assets of $17.3 million, primarily comprised of land and buildings, and combined liabilities of $13.1 million, comprised primarily of mortgages of $12.8 million. Greenhouse was sold on January 31, 2006 and, at June 30, 2006, Cameron was classified as held for sale and its assets and liabilities were reclassified to held for sale.

(2) The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of prepayment in the event of default is foreclosure of the property securing such loan. At June 30, 2006, the mortgage had a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid. In January 2005, the Company loaned Lealand $150,000 to fund operations; this loan is eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three and six months ended June 30, 2006 and 2005. The table does not include revenues and expenses for properties classified as held for sale or sold through June 30, 2006, as the results for such properties have been restated as discontinued operations on a net basis on the Company’s consolidated income statement.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

(In Thousands)
Revenue from operations of real estate	$388	$354	$770	$712
Interest expense for mortgages on real estate	(163)	(166)	(336)	(339)
Other real estate operations expense	(237)	(244)	(482)	(494)

Loss from Real Estate Operations, net	$(12)	$(56)	$(48)	$(121)

Discontinued Operations

The Company’s discontinued operations were comprised of the real estate assets and liabilities of Cameron, carried at $8.8 million and $6.8 million at June 30, 2006, respectively. At June 30, 2006, Cameron served as collateral on a $6.7 million mortgage, which under certain limited circumstances is guaranteed by the Company. This mortgage, which matures on December 1, 2010, has a fixed interest rate of 7.39% and is subject to a penalty if prepaid. If the mortgage on Cameron was prepaid on June 30, 2006, the prepayment penalty would have been approximately $530,000.

The results of operations for properties classified as held for sale or sold are neither individually nor in the aggregate material to the Company. However, such results of operations have been restated as discontinued operations on a net basis on the Company’s consolidated statements of income/(loss) for the periods presented, as the Company realized a material gain on the sale of the Greenhouse, which is reported as a component of discontinued operations.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At June 30, 2006, the Company had outstanding balances of $2.835 billion under 264 repurchase agreements with a weighted average borrowing rate of 4.58% and a weighted average remaining contractual maturity of 5.4 months, including the impact of related hedging instruments. At December 31, 2005, the Company had outstanding balances of $5.100 billion under 415 repurchase agreements with a weighted average borrowing rate of 3.56% and a weighted average remaining contractual maturity of 3.7 months, including the related hedging instruments. At June 30, 2006 and December 31, 2005, the Company’s repurchase agreements had the following remaining contractual maturities:

	June 30, 2006	December 31, 2005

(In Thousands)
Within 30 days	$1,050,600	$1,606,500
>30 days to 3 months	520,200	1,806,832
>3 months to 6 months	738,000	709,000
>6 months to 12 months	235,600	774,600
>12 months to 24 months	269,800	202,600
>24 months to 36 months	21,000	–
>36 months	–	–

	$2,835,200	$5,099,532

The table below presents information about the Company's MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at June 30, 2006.

Collateral Pledged		Term to Maturity of Repurchase Agreement

MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total

(In Thousands)
Fannie Mae	$2,286,988	$755,794	$350,800	$1,078,420	$2,185,014
Freddie Mac	158,588	66,300	24,500	31,950	122,750
Ginnie Mae	280,094	158,306	53,200	53,230	264,736
AAA Rated	285,987	70,200	91,700	100,800	262,700

	$3,011,657	$1,050,600	$520,200	$1,264,400	$2,835,200

8.	Commitments and Contingencies

Lease Commitments

The Company pays monthly rent on each of its lease commitments. The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, annual rent of: (i) $348,000 through November 30, 2008 and (ii) $358,000 from December 1, 2008 through August 31, 2012. The Company also has a lease for additional space at its corporate headquarters, which runs through July 31, 2007 and provides for, among other things, annual rent of $152,000. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $25,000. The Company believes that its current leased space is adequate to meet its foreseeable operating needs.

9.	Stockholders’ Equity

(a) Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. From inception of the Repurchase

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Program through June 30, 2006, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90. On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares.  At June 30, 2006, 4,000,000 shares remained authorized for repurchase.

Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s capital stock classified as common stock.

(b) Dividends on Preferred Stock

The following table presents cash dividends declared by the Company on its Preferred Stock, since January 2005.

Declaration Date	Record Date	Payment Date	Dividend Per share

2006
May 19, 2006	June 1, 2006	June 30, 2006	$0.53125
February 17, 2006	March 1, 2006	March 31, 2006	0.53125

2005
November 18, 2005	December 1, 2005	December 30, 2005	$0.53125
August 19, 2005	September 1, 2005	September 30, 2005	0.53125
May 20, 2005	June 1, 2005	June 30, 2005	0.53125
February 18, 2005	March 1, 2005	March 31, 2005	0.53125

(c) Dividends/Distributions on Common Stock

The following table presents common dividends declared by the Company on its common stock from January 1, 2005 through June 30, 2006:

Declaration Date	Record Date	Payment Date	Dividend Per share

2006
April 3, 2006	April 17, 2006	April 28, 2006	$0.050

2005
December 15, 2005	December 27, 2005	January 31, 2006	$0.050
October 3, 2005	October 14, 2005	October 28, 2005	0.050
July 1, 2005	July 12, 2005	July 29, 2005	0.125
April 1, 2005	April 12, 2005	April 29, 2005	0.180

On July 5, 2006, the Company declared its 2006 second quarter common stock dividend of $0.05, payable on July 31, 2006, to stockholders of record on July 17, 2006. (See Note 13.)

(d) Shelf Registrations

On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the SEC declared this shelf registration statement effective. At June 30, 2006, the Company had $8.7 million remaining on this shelf registration statement.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At June 30, 2006, the Company had $244.1 million available under this shelf registration statement.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At June 30, 2006, 9.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

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

(e) DRSPP

Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the six months ended June 30, 2006, the Company did not issue any shares through the DRSPP. Since the inception of the DRSPP through June 30, 2006, the Company issued 12,060,123 shares raising net proceeds of $110.8 million.

(f) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through June 30, 2006, the Company issued 1,833,215 shares of common stock in at-the-market transactions through such program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issue any shares through the CEO Program during the six months ended June 30, 2006.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	EPS Calculation

The following table presents the computation of basic and diluted (loss)/earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

(In Thousands, except per share amounts)
Numerator:
Net (loss) income applicable to common stockholders:
Net (loss) income	$(19,733)	$12,159	$(4,770)	$31,040
Net (loss) income from discontinued operations	(56)	(14)	4,572	(39)

Net (loss) income from continuing operations	(19,677)	12,173	(9,342)	31,079

Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)

Net (loss) income applicable to common stockholders from
continuing operations for basic and diluted earnings per share	(21,717)	10,133	(13,422)	26,999
Net income (loss) from discontinued operations for basic and
diluted earnings per share	(56)	(14)	4,572	(39)

Net (loss) income available to common stockholders for basic
and diluted earnings per share	$(21,773)	$10,119	$(8,850)	$26,960

Denominator:
Weighted average common shares for basic earnings per share	79,254	82,385	79,600	82,315
Weighted average effect of dilutive employee stock options	26	33	24	37

Denominator for diluted earnings per share (1)	79,280	82,418	79,624	82,352

Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.27)	$0.12	$(0.17)	$0.33
Discontinued operations	–	–	0.06	–

Total basic and diluted net (loss) earnings per share	$(0.27)	$0.12	$(0.11)	$0.33

(1) Dilutive options to purchase shares of common stock are not included in the computation of earnings for continuing operations and discontinued operations for periods in which their inclusion would be antidilutive.

11.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$2,609	$3,988
Unrealized (losses)	(49,827)	(65,716)

	(47,218)	(61,728)

Hedging Instruments:
Unrealized gains on Caps	782	425
Unrealized gains on Swaps	2,323	3,092

	3,105	3,517

Accumulated other comprehensive (loss)	$(44,113)	$(58,211)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	2004 Equity Compensation Plan, Employment Agreements and Other Benefit Plans

(a) 2004 Equity Compensation Plan

In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) for the Company and any of its subsidiaries are eligible to be granted stock options (“Options”), restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2004 Plan. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. At June 30, 2006, 2.3 million shares of common stock remained available for grant to eligible participants under the 2004 Plan. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At June 30, 2006, an aggregate of 962,000 shares of common stock were subject to outstanding Option awards under the 2004 Plan, of which 836,500 were exercisable. At June 30, 2006, unvested Options were scheduled to vest through February 1, 2007 and had a weighted average vesting period of approximately 3.5 months. During the six months ended June 30, 2006, no Options expired unexercised or were granted or exercised and 16,502 restricted shares of common stock were granted.

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

(b) Employment Agreements

The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to certain events occurring.

(c) Deferred Compensation Plans

The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, Directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the common stock. Deferred accounts increase or decrease in value as would equivalent shares of the common stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974 and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At June 30, 2006 and December 31, 2005, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

	June 30, 2006	December 31, 2005

(In Thousands)
Directors’ deferred	$520	$337
Officers’ deferred	245	200

	$765	$537

(d) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), which was established during 2002. Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Subject to certain exceptions, the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the quarters ended June 30, 2006 and 2005, the Company recognized expenses for matching contributions of $23,000 and $19,000, respectively.

13.	Subsequent Events

Common Stock Dividend Declared

On July 5, 2006, the Company declared a dividend on its common stock for the second quarter of 2006 of $0.05. Total dividends of $4.0 million were paid on July 31, 2006 to stockholders of record on July 17, 2006.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, we refer to MFA Mortgage Investments, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2005.

GENERAL

We are a self-advised mortgage REIT primarily engaged in the business of investing, on a leveraged basis, in Agency MBS and, to a lesser extent, high quality ARM-MBS rated in one of the two highest rating categories by at least one of the Rating Agencies. Our operating policies also permit us to invest in residential mortgage loans, residential MBS, direct or indirect investments in multi-family apartment properties, limited partnerships, REITs or closed-end funds and other corporate or government fixed income instruments. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and interest expense we pay on borrowings we use to finance our investments and our operating costs.

We have elected to be treated as a REIT for U.S. federal income tax purposes. One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual net taxable income to our stockholders, subject to certain adjustments.

At June 30, 2006, 98.9% of our assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. In addition, we also had indirect interests in two multi-family apartment properties, containing a total of 392 rental units, located in Georgia and North Carolina and $5.8 million of Non-Agency MBS rated below AAA. During the six months ended June 30, 2006, we had income of $4.6 million from discontinued operations, net, which primarily reflects a $4.7 million gain on the sale of Greenhouse. At June 30, 2006, Cameron, one of our two remaining properties, was classified as held for sale. While sales of certain of our properties have historically had a material impact on net income, the operations of our properties have not been, and are not expected to be in the future, material to our results of operations.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) interest expense associated with our borrowings (i.e., repurchase agreements) to increase; (ii) the value of our MBS portfolio and, correspondingly, stockholders’ equity to decline; (iii) prepayments on our MBS portfolio to slow down, thereby slowing the amortization of MBS purchase premiums; and (iv) coupons on our MBS to reset, although on a delayed basis, to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of MBS purchase premiums; (ii) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) interest expense associated with our borrowings to decrease; and (iv) the value of our MBS portfolio and, correspondingly, stockholders’ equity to increase. In addition, borrowing costs and credit lines are further affected by our perceived credit worthiness.

Interest rates on our liabilities reset faster than do interest rates on our assets. As a result, increases in the target federal funds rate have increased the cost of our liabilities at a more rapid pace than the yield on our assets, negatively impacting our portfolio spreads. The U.S. Federal Open Market Committee has increased the target federal funds rate by 25 basis points at each of its last 17 meetings and has indicated that inflation risks remain. Additional firming needed to address these risks will depend on incoming information for both inflation and economic growth. Based on recent inflation data, we believe that it is difficult to rule out the possibility of additional tightening in 2006. Based on the Federal Reserve’s efforts to tighten monetary policy and the fact that, in general, the yields on our assets reset annually, but only after an initial fixed rate period, we anticipate that we will continue to experience a period of lower earnings over the next several quarters. Additional increases in the target federal funds rate during the remainder of 2006 could further negatively impact our spreads and earnings.

In response to the continued rising interest rate environment and relatively flat yield curve, we have undertaken a number of strategic steps to reposition our MBS portfolio since the fourth quarter of 2005. During this period, we have reduced our asset base through a strategy under which we, among other things, did not to fully reinvest principal repayments on our ARM-MBS as the underlying ARMs on such assets amortized and were prepaid, sold our higher duration and lower yielding ARM-MBS and repurchased shares of our common stock. Our MBS portfolio was $3.431 billion at June 30, 2006, compared to $5.715 billion at December 31, 2005. From a historical perspective, our balance sheet peaked at $7.029 billion in February 2005. Our leverage, as measured by debt-to-equity, was 4.3 times as of June 30, 2006, compared to debt-to-equity ranging from approximately 7.8 times to 9.0 times during the year ended December 31, 2005.

During the six months ended June 30, 2006, we sold approximately $1.823 billion of MBS, realizing net losses of $23.1 million. The MBS that we sold were among our lower-yielding assets, some of which were acquired when short-term interest rates were substantially lower. Our decision to sell these assets was predicated on a number of factors, including the negative impact of continued Federal Reserve tightening and the relatively flat, and at times slightly inverted, yield curve. These MBS sales reduced leverage, decreased sensitivity to rising interest rates and also had a positive impact on the average portfolio yield. With lower leverage and a high quality ARM-MBS portfolio, we are strategically positioned to take advantage of more attractive investment opportunities as they arise.

We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve. Due to the shape of the yield curve, which has been relatively flat and even slightly inverted during the first six months of 2006, cash-out refinancing opportunities and the availability of lower monthly payment interest-only mortgages, prepayments on our MBS portfolio may continue at current levels or higher. Applying a 25% CPR, our MBS portfolio had an estimated weighted average term to repricing of 11 months, while our interest-bearing liabilities had an estimated weighted average term to repricing of five months at June 30, 2006.

Through wholly-owned subsidiaries, we provide third-party investment advisory services that generate fee income. In addition, we continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the acquisition and securitization of ARMs, the expansion of third-party advisory services, the creation of new investment vehicles to manage and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2006 Compared to the Three Month Period Ended June 30, 2005

For the second quarter of 2006, we had a net loss of $21.8 million, or a ($0.27) per common share. For the second quarter of 2005, we had net income available to common stockholders of $10.1 million, or $0.12 per common share. The loss we experienced for the second quarter of 2006 reflects the losses of $24.7 million realized on the sale of MBS. During the second quarter of 2005, we did not sell any MBS.

Our interest income for the second quarter of 2006 decreased by $15.0 million, or 24.6%, to $46.2 million compared to $61.1 million earned during the second quarter of 2005. This decrease in interest income primarily reflects the decrease in the size of our MBS portfolio, resulting from sales of certain of our MBS during the first six months of 2006 and 2005 and the strategic decision to limit reinvestment of principal payments received on our MBS portfolio. Excluding changes in market values, our average investment in MBS decreased by $2.698 billion, or 38.5%, to $4.338 billion for the second quarter of 2006 from $7.036 billion for the second quarter of 2005. The net yield on the MBS portfolio increased to 4.21% for the second quarter of 2006, from 3.45% for the second quarter of 2005. This increase primarily reflects an increase in the gross yield (i.e., stated coupon) on the MBS portfolio of 68 basis points to 5.16% for the second quarter of 2006 from 4.48% for the second quarter of 2005 and a 10 basis point reduction in the cost of net premium amortization to 76 basis points for the second quarter of 2006, compared to 86 basis points for the second quarter of 2005. The decrease in the cost of premium amortization reflects the decrease in the CPR to 26.1% for the second quarter of 2006 from 29.1% CPR for the second quarter of 2005.

The following table presents the CPR experienced on our MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

June 30, 2006	26.1%
March 31, 2006	24.4
December 31, 2005	31.2
September 30, 2005	34.9
June 30, 2005	29.1

We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we consider that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers who exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with June 30, 2006, the CPR on our MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.3%. At June 30, 2006, we had net purchase premiums of $65.6 million, or 1.9% of current par value, compared to $95.4 million of net purchase premiums, or 1.7% of principal balance, at December 31, 2005. Our purchase premiums at December 31, 2005 were reduced by a $20.7 million impairment charge that we took against certain of our MBS. The MBS that we identified as impaired were sold during the first quarter of 2006. As a result of the sales of the impaired MBS, our purchase premiums as a percentage of the par value of our remaining MBS increased following such sales.

Interest income from our short-term cash investments, comprised of money market/sweep accounts, increased by $150,000 to $540,000 for the second quarter of 2006 from $390,000 for the second quarter of 2005. Our average cash investments yielded 4.58% for the second quarter of 2006, compared to 2.74% for the second quarter of 2005, reflecting the increase in short-term interest rates, while our average short-term cash investments decreased by $9.9 million, to $47.3 million for the second quarter of 2006 compared to $57.2 million for the second quarter of 2005. In general, we manage our cash investments to meet the needs of our investing, financing and operating requirements.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium	Net Premium Amortization		Cost of Delay for Principal Receivable	Net Yield

June 30, 2006	5.16%	(0.09)%	(0.76)%		(0.10)%	4.21%
March 31, 2006	4.86	(0.09)	(0.64	) (1)	(0.09)	4.04
December 31, 2005	4.70	(0.09)	(0.90)		(0.09)	3.62
September 30, 2005	4.55	(0.10)	(1.05)		(0.09)	3.31
June 30, 2005	4.48	(0.09)	(0.86)		(0.08)	3.45

(1) The cost of premium amortization for the first quarter of 2006 reflects lower premium amortization on our MBS portfolio as a result of a $20.7 million impairment charge taken against certain MBS at December 31, 2005. This impairment charge resulted in a new cost basis for the MBS that were identified as impaired. During the first quarter of 2006, we sold all of the MBS that were identified as impaired at December 31, 2005.

Due to the decreased size of our MBS portfolio, interest expense for the second quarter of 2006 decreased by 16.5% to $38.8 million, from $46.5 million for the second quarter of 2005. Our average liability under repurchase agreements decreased by $2.639 billion, or 41.8%, to $3.673 billion for the second quarter of 2006, from $6.312 billion for the second quarter of 2005. Our cost of borrowings increased to 4.24% for the second quarter of 2006, compared to 2.96% for the second quarter of 2005, reflecting the increase in short-term market interest rates. We expect that the increases in short-term market interest rates will cause further increases in our cost of funding during the remainder of 2006. Our Hedging Instruments increase or decrease interest expense depending on the rate specified in such instruments relative to each instrument’s benchmark market rate. Our Hedging Instruments decreased the cost of our borrowings by $1.5 million, or 17 basis points for the second quarter of 2006, while our Hedging Instruments increased our cost of borrowings by $738,000, or five basis points for the second quarter of 2005. (See Notes 2k and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the quarter ended June 30, 2006, our net interest income decreased by $7.3 million, to $7.4 million, from $14.6 million for the quarter ended June 30, 2005, reflecting the reduction in the size of our MBS portfolio and balances outstanding under our repurchase agreements, as well as the more rapid increase in our cost of funding relative to the increase in the net yield on our MBS portfolio. Our net interest spread and net interest margin decreased to (0.03)% and 0.66%, respectively, for the quarter ended June 30, 2006, compared to 0.49% and 0.82%, respectively, for the quarter ended June 30, 2005.

The following table provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
June 30, 2006	$4,337,887	$45,645	$47,266	$46,185	4.21%	$3,672,905	$38,818	4.24%	$7,367
March 31, 2006	5,276,973	53,329	61,126	53,995	4.05	4,605,790	42,785	3.77	11,210
December 31, 2005	6,378,629	57,708	115,619	58,806	3.62	5,718,634	48,498	3.36	10,308
September 30, 2005	6,806,005	56,396	136,274	57,531	3.31	6,150,582	49,060	3.16	8,471
June 30, 2005	7,035,784	60,752	57,180	61,142	3.45	6,312,122	46,508	2.96	14,634

(1) Does not reflect unrealized gains and losses.

For the quarter ended June 30, 2006, we generated net other operating losses of $24.2 million, reflecting losses of $24.7 million realized on the sale of $1.035 billion of MBS. In order to better position our portfolio for the future, we sold MBS of $1.823 billion during the first six months of 2006 that had certain repricing and prepayment characteristics. While it is our business strategy to hold our MBS as long-term investments, on an on-going basis we assess both our ability and intent to continue to hold each of our MBS. As part of this process, we monitor our investments for other-than-temporary impairment at least quarterly.

During the second quarter of 2006, we earned fees of $213,000 for investment advisory services that we provide through certain of our subsidiaries. Our revenue for such activity, which is not a material component of our operations, is expected to decrease over the remainder of 2006. For the second quarter of 2006, our remaining real estate investment, Lealand, generated a net loss of $12,000, comprised of revenues of $388,000 and expenses of $400,000, compared to a net loss of $56,000 for the three months ended June 30, 2005. During the second quarter of 2006, we classified Cameron as held for sale and restated its historical revenues and expenses on a net basis, along with those of Greenhouse which was sold during the first quarter of 2006, as discontinued operations. We do not consider the results from operations of our remaining real estate investment to be material to us. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.)

For the second quarter of 2006, we incurred operating and other expense of $2.9 million, which includes an aggregate of $400,000 for operating expenses and mortgage interest with respect to our remaining real estate investment. Our core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $2.5 million for the second quarter of 2006, or 0.23% of average assets, compared to $2.4 million, or 0.14% of average assets, for the second quarter of 2005. The increase in these expenses as a percentage of our average assets reflects the decrease in average assets primarily reflecting sales of MBS. Other general and administrative expenses are comprised primarily of fees for professional services, including legal and audit fees, including the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, (“SOX”) corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

For the quarter ended June 30, 2006, the net loss of $56,000 from discontinued operations reflects the reclassification of the net results of operations for Greenhouse and Cameron. (See Note 2(l) to the accompanying consolidated financial statements, included under Item 1.)

Six-Month Period Ended June 30, 2006 Compared to the Six-Month Period Ended June 30, 2005

For the six months ended June 30, 2006, we had a net loss of $8.9 million, or a $(0.11) per common share. For the six months ended June 30, 2005, we had net income available to common stockholders of $27.0 million, or $0.33 per common share. The loss we experienced for the six months ended June 30, 2006, reflects net losses of $23.1 million realized on the sale of MBS partially offset by a $4.6 million of income from discontinued operations, or $0.06 per common share. During the first six months of 2005, we did not sell any MBS or other assets, and results from discontinued operations were negligible.

Our interest income for the six months ended June 30, 2006 decreased by $22.2 million, or 18.1%, to $100.2 million compared to $122.4 million for the first six months in 2005. This decrease in interest income primarily reflects the decrease in the size of our MBS portfolio, resulting from sales of certain of our MBS during the first six months of 2006 and the decision to limit reinvestment of principal payments received on the portfolio. Excluding changes in market values, our average investment in MBS decreased by $2.186 billion, or 31.3%, to $4.805 billion for the first six months of 2006 from $6.991 billion for the first six months of 2005. The net yield on the MBS portfolio increased to 4.12% for the first six months of 2006 from 3.48% for the first six months of 2005. The increase primarily reflects the increase in the gross yield on the MBS portfolio of 57 basis points to 5.00% for the first six months of 2006 from 4.43% for the first six months of 2005 and, to a lesser extent, an eight basis point reduction in the cost of net premium amortization on the MBS portfolio to 70 basis points for the first six months of 2006 from 78 basis points for the comparable 2005 period. The decrease in the cost of premium amortization during the first six months of 2006 reflects the decrease in the CPR to 25.1% during the current six month period from 26.7% CPR for the first six months of 2005.

Our interest income from our short-term cash investments (i.e., money market/sweep accounts) increased by $519,000 to $1.2 million for the first six months of 2006 from $687,000 for the first six months of 2005. Our average cash investments earned an average yield of 4.49% for the first six months of 2006, compared to 2.41% for first six months of 2005, reflecting market increases in short-term interest rates. Our average investment in cash investments decreased slightly to $54.2 million for the first six months of 2006 compared to $57.6 million for the first six months of 2005. In general, we manage our cash investments to meet our investing, financing and operating requirements.

Due to the decreased size of our MBS portfolio, interest expense for the first six months of 2006 decreased by 5.4% to $81.6 million, from $86.3 million for the first six months of 2005, while the average balance of our repurchase agreements for the first six months of 2006 decreased by 34.1% to $4.137 billion, from $6.274 billion for the first six months of 2005. Our cost of borrowings increased to 3.98% for the first six months of 2006, from 2.77% for the first six months of 2005, primarily reflecting market increases in short-term interest rates. Our Hedging Instruments decreased our cost of funding by $2.5 million, which lowered our cost of funding by 12 basis points for the first six months of 2006. For the first six months of 2005, our Hedging Instruments increased our cost of funding by $1.6 million, or five basis points. (See Notes 2k and 5 to the accompanying consolidated financial statements, included under Item 1.) In general, our interest-bearing liabilities reprice faster than do our interest-earning assets. As a result, the recent increases in market interest rates have resulted in our funding costs increasing at a faster pace than has our yield on interest-earning assets.

For the six months ended June 30, 2006, our net interest income decreased by $17.5 million, or 48.6%, to $18.6 million, from $36.1 million for the six months ended June 30, 2005, reflecting the decrease in the size of our MBS portfolio and the amounts under our repurchase agreements. Further, the increase in interest rates, along with the flattening of the yield curve, has reduced our net interest spread and margin to 0.15% and 0.74%, respectively, for the six months ended June 30, 2006, from 0.70% and 1.00%, respectively, for the first six months of 2005.

For the first six months of 2006, we realized net other operating losses of $21.9 million, comprised primarily of $23.1 million of net losses on sales of MBS, as a result of the repositioning of our MBS portfolio. Our remaining real estate investment generated revenue of $770,000 for the first six months of 2006. During the first six months of 2005, we did not sell any MBS and our real estate property generated revenue of $712,000. We have reduced our investments in real estate over time, such that their operations are not expected to have a significant impact on our future results of the operations; however, the sale of our remaining interest in real estate may impact future earnings, the timing and amount of which is uncertain.

During the first six months of 2006, we incurred operating and other expenses of $6.0 million, including real estate operating expenses and mortgage interest of $818,000 attributable to our remaining real estate investment. (See Note 6 to the accompanying consolidated financial statements, included under Item 1.) For the first six months of 2006, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $5.2 million, or 0.21% of average assets, compared to $4.9 million, or 0.14% of average assets, for the first six months of 2005. The increase in our expenses as a percentage of our average assets, reflects the decrease in our average assets resulting from our MBS sales during the first six months of 2006. Other general and administrative expense, which were $2.1 million for the first six months of 2006 compared to $1.9 million for the first six months of 2005, are comprised primarily of the cost of professional services, including legal and auditing fees, which includes the cost of complying with the provisions of SOX, corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

During the first six months of 2006, we reported income of $4.6 million from discontinued operations, or $0.06 per common share, which primarily reflects the first quarter gain of $4.7 million on the sale of Greenhouse. The reported net loss of $133,000 from discontinued operations reflects the restated results of operations for Greenhouse and Cameron on a net basis. (See Note 2(l) to the accompanying consolidated financial statements, included under Item 1.)

Liquidity and Capital Resources

Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and, from time to time, proceeds from capital market transactions. We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS and make dividend payments on our capital stock. In addition, we use cash to fund our operations, enter into Hedging Instruments, repurchase shares of our common stock pursuant to our Repurchase Program and make such other investments that we consider appropriate.

Borrowings under our repurchase agreements were $2.835 billion at June 30, 2006 compared to $5.100 billion at December 31, 2005. During the six months ended June 30, 2006, our borrowings under repurchase agreements decreased by $2.264 billion. The overall net decrease in our borrowings resulted from sales of our MBS during the first six months of 2006 and our strategy of not fully reinvesting the proceeds from repayments on MBS. Our leverage, as measured by debt-to-equity, was 4.3 times as of June 30, 2006, compared to debt-to-equity ranging from approximately 7.8 times to 9.0 times during the year ended December 31, 2005. As a result, we are strategically positioned to take advantage of more attractive opportunities as they arise. At June 30, 2006, our repurchase agreements had a weighted average borrowing rate of 4.58%, on loan balances of between $50,000 and $136.5 million. Our repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR.

During the six months ended June 30, 2006, as part of the repositioning of our portfolio, we sold 83 MBS which generated cash proceeds of $1.823 billion and received cash of $832.3 million from prepayments and scheduled amortization on our MBS. Since our MBS are generally financed with repurchase agreements, a significant portion of the proceeds from our MBS sales, prepayments and scheduled amortization were used to repay balances under our repurchase agreements. During the six months ended June 30, 2006, we purchased $394.7 million of ARM-MBS using proceeds from repurchase agreements and cash. While we generally intend to hold our MBS as long-term investments, certain MBS may be sold as part of managing our interest rate risk and liquidity needs and in order to meet other operating objectives. As such, all of our MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty.

During the first six months of 2006, we received cash proceeds, net of selling expenses, of $14.0 million from the sale of Greenhouse, of which $6.1 million was used to satisfy the mortgage on such property and $910,000 was used to pay a portion of the built-in-gains tax due on this sale. We will use an additional $910,000 of cash during the third quarter of 2006 to pay for the balance of tax due on this sale.

During the six months ended June 30, 2006, we paid cash dividends of $4.1 million on our preferred stock and $8.1 million on our common stock. In addition, on July 5, 2006, we declared our second quarter 2006 dividend on our common stock, which totaled $4.0 million and was paid on July 31, 2006 to stockholders of record on July 17, 2006. We used cash of $5.7 million to repurchase 926,500 shares of our common stock during the first six months of 2006 pursuant to our Repurchase Program. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate, using our available cash resources. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

At June 30, 2006, we had an aggregate of $252.8 million available under our two effective shelf registration statements on Form S-3. We may in the future, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements. In addition, at June 30, 2006, we had approximately 9.5 million shares of common stock available under our DRSPP shelf registration statement on Form S-3 for issuance in connection with the DRSPP.

To the extent that we raise additional equity capital from future capital market transactions, we currently anticipate using the net proceeds for general corporate purposes, including, among other things, to purchase additional MBS and to make scheduled payments of principal and interest on our repurchase agreements. We may also consider acquiring additional interests in residential ARMs, multi-family apartment properties and/or other investments consistent with our investment strategies and operating policies. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

In order to reduce our interest rate risk exposure, we may enter into derivative financial instruments, such as Caps and Swaps. Our Caps and Swaps are designated as cash-flow hedges against our current and anticipated 30-day LIBOR term repurchase agreements. At June 30, 2006, we had Caps with an aggregate notional amount of $250.0 million. During the six months ended June 30, 2006, we did not purchase any Caps and had Caps with a $50.0 million notional amount expire. The counterparties to our Caps are required to make cash payments to us if the benchmark market interest rate is above the rate specified in a Cap Agreement on the measurement date specified in the Cap agreement. During the six months ended June 30, 2006, we received payments of $1.4 million on our Caps. At June 30, 2006, we had Swaps with an aggregate notional amount of $315.0 million, with maturities extending through February 2, 2007. We paid a weighted average fixed rate of 3.53% on our Swaps and received a variable rate of 4.82% during the first six months of 2006. Our Swaps resulted in net interest savings of $2.0 million, or seven basis points, for the first six months of 2006. (See Note 5 to the accompanying consolidated financial statements, included under Item 1.)

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders require additional collateral (i.e., a margin call). To cover a margin call, we may pledge additional securities or cash. Specifically, margin calls result from a decline in the value of our MBS collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from principal reduction of such MBS from scheduled amortization and prepayments on the mortgages underlying our MBS, changes in market interest rates and other market factors. From time to time, we may provide cash to be held on deposit as collateral with lenders, which we report on our balance sheet as “restricted cash”. At the time our repurchase agreement rolls (i.e., matures), any restricted cash on deposit is generally applied against the repurchase agreement balance, thereby reducing the amount of the borrowing. We believe we have adequate financial resources to meet our obligations as they come due, including margin calls, and to fund dividends we declare as well as to actively pursue our investment strategies. Through June 30, 2006, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral. At June 30, 2006, we had MBS with a fair value of $418.4 million that were not pledged as collateral and $54.9 million of cash. Should market interest rates and/or prepayment speeds on the mortgages underlying our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

INFLATION

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with GAAP and our dividends are based upon net income as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair market value without considering inflation.

OTHER MATTERS

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2005 and this quarterly report on Form 10-Q for the quarter ended June 30, 2006. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (the “55% Test”) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (the “80% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of June 30, 2006, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans collateralizing our MBS; our ability to use borrowings to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that we file from time to time with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made and we do not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure our longevity while, at the same time, seeking to provide an opportunity to our stockholders to realize attractive total rates of return through ownership of our stock. While we do not seek to avoid risk, we do seek to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient returns to justify the taking of such risks and to maintain capital levels consistent with the risks we do undertake.

INTEREST RATE RISK

We primarily invest in ARM-MBS. We expect that over time our ARM-MBS will experience higher prepayment rates than would fixed-rate MBS. This is based on our assumption that homeowners with adjustable-rate and hybrid mortgages are generally self-selected borrowers and are expected to exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we believe that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with June 30, 2006, the CPR on our MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.3%.

We take into account both anticipated coupon resets and expected prepayments when measuring sensitivity of our ARM-MBS portfolio to changes in interest rates. In measuring our assets-to-borrowings repricing gap (the “Repricing Gap”), we measure the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on our ARM-MBS portfolio; and (b) the months remaining on our repurchase agreements applying the same projected prepayment rate and including the impact of our Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for our ARM-MBS portfolio, as of June 30, 2006, was approximately 11 months and the average term remaining on our repurchase agreements, including the impact of our Swaps, was approximately five months, resulting in Repricing Gap of six months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities. As of June 30, 2006, based on contractual terms (i.e., assuming no prepayments), our ARM-MBS portfolio had a weighted average term to repricing of approximately 16 months and our repurchase agreements, including the impact of our Swaps, had a weighted average term remaining of approximately five months, resulting in a Repricing Gap of approximately 11 months. Based on historical results, we believe that applying a 25% CPR assumption provides a reasonable approximation of the Repricing Gap for our ARM-MBS portfolio over time.

The interest rates for most of our adjustable-rate assets are primarily dependent on the LIBOR, one-year constant maturity treasury (“CMT”) rate, or the 12-month CMT moving average (“MTA”), while our repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together (while MTA is a lagging index to CMT) there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At June 30, 2006, we had 40.5% repricing from the one-year LIBOR index, 32.3% of our ARM-MBS portfolio repricing from the one-year CMT index, 25.4% repricing from the MTA and 1.8% repricing from the 11th District Cost of Funds Index (also known as “COFI”).

Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our borrowings (i.e., repurchase agreements). In general, the repricing of our debt obligations occurs more quickly than the repricing of our assets. Therefore, on average, our cost of borrowings may rise or fall more quickly in response to changes in market interest rates than does the yield on our interest-earning assets.

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to result in an increase in net interest income. At June 30, 2006, we had a negative gap, as our liabilities repriced at a faster rate than our assets. As discussed above, our gap analysis is prepared assuming a CPR of 25%; however, actual prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, or the behavior of various indexes applicable to our assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.

The following table presents our interest rate risk using the gap methodology applying a 25% CPR at June 30, 2006:

	At June 30, 2006

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable Rate - MBS	$1,536,350	$1,028,480	$338,062	$172,408	$355,534	$3,430,834
Fixed-Rate - MBS	–	–	–	–	–	–
Cash	54,879	–	–	–	–	54,879

Total interest-earning assets	$1,591,229	$1,028,480	$338,062	$172,408	$355,534	$3,485,713

Interest-Bearing Liabilities:
Repurchase agreements	$1,570,800	$973,600	$269,800	$21,000	$–	$2,835,200
Mortgage loans	–	–	–	–	16,457	16,457

Total interest-bearing liabilities	$1,570,800	$973,600	$269,800	$21,000	$16,457	$2,851,657

Gap before Hedging Instruments	$20,429	$54,880	$68,262	$151,408	$339,077	$634,056
Notional Amounts of Swaps	315,000	–	–	–	–	315,000
Cumulative Difference Between
Interest-Earnings Assets and
Interest Bearing Liabilities after
Hedging Instruments	$335,429	$390,309	$458,571	$609,979	$949,056

As part of our overall interest rate risk management strategy, we periodically use Hedging Instruments to mitigate a portion of the negative impact of significant increases in interest rates. Our interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At June 30, 2006, we had Caps with an aggregate notional amount of $250.0 million and Swaps with a notional amount of $315.0 million, all of which were active. During the six months ended June 30, 2006, we received or were due payments of $1.4 million from Cap counterparties and $2.0 million from our Swap counterparties. The notional amount of our Swaps are presented in the table above, as our Swaps impact the cost of a portion of our repurchase agreements. The notional amounts of our Caps, which hedge against increases in interest rates on our LIBOR-based repurchase agreements, are not considered in our gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, limit the amount of interest rate change that can occur relative to our hedged liability. In addition, the notional amounts of our Hedging Instruments are not reflected in our consolidated balance sheets. Our Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

All of our MBS are designated as “available-for-sale” assets. As such, we carry our MBS at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income or loss, a component of stockholders’ equity. (See Note 11 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of our MBS fluctuates primarily due to changes in interest rates and other factors. At June 30, 2006, our MBS were primarily comprised of Agency MBS or AAA rated MBS, such that changes in the estimated fair value of our MBS are generally not credit-related. To a limited extent we are exposed to credit-related market value risk. At June 30, 2006 we held $5.8 million of non-Agency MBS that were rated below AAA, and $83,000 of non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of our MBS would be expected to increase. If the estimated fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional collateral or cash due to such decline. If we are unable to meet such margin calls, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, which could result in a loss to us. In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not purchasing securities to replace securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in our net interest income could negatively impact our cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.

LIQUIDITY RISK

Our primary liquidity risk arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of our assets and liabilities are matched within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

Our assets, which are pledged to secure repurchase agreements, are high-quality, liquid assets. As a result, we have not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that we will always be able to roll over our repurchase agreements. At June 30, 2006, we had cash and cash equivalents of $54.9 million and unpledged securities of $418.4 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change to our liquidity position.

PREPAYMENT AND REINVESTMENT RISK

As we receive repayments of principal on our MBS, premiums paid on such securities are amortized against interest income and discounts, other than credit related discounts, on our MBS are accreted to interest income. Premiums arise when we acquire a MBS at a price in excess of the principal balance of the mortgages securing such MBS or the par value of such MBS if purchased at the original issue. Conversely, discounts arise when we acquire a MBS at a price below the principal balance of the mortgages securing such MBS, or the par value of such MBS, if purchased at the original issue. For financial accounting purposes, we accrue interest income based on the outstanding principal balance and contractual rate on our MBS. Purchase premiums on our MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate, as measured by the CPR, will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income we earn on such assets.

For tax accounting purposes, we amortize the purchase premiums and discounts based on the constant effective yield at the purchase date. Therefore, on a tax basis, our premium amortization typically differs from what we report for financial purposes under GAAP. At June 30, 2006, our gross unamortized premium for ARM-MBS for financial accounting purposes was $65.6 million (1.9% of the principal balance of MBS) while our gross unamortized premium for federal tax purposes was estimated at $63.4 million.

In general, we believe that we are able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that we could identify acceptable investments and reinvest proceeds on a timely basis.

TABULAR PRESENTATION

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of our Hedging Instruments, over the next twelve months based on the assets in our investment portfolio on June 30, 2006. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+1.00%	(32.83%)	(1.35%)
+0.50%	(15.25%)	(0.62%)
-0.50%	14.48%	0.52%
-1.00%	26.50%	0.94%

We have made certain assumptions in connection with the calculation of the information in the above table and, therefore, cannot assure that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2006. The analysis presented utilizes assumptions and estimates based on our judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change our interest rate risk profile. We note that the information in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the table and changes in interest rates over any period could be greater than the changes in interest rates shown in the above table.

The table quantifies the potential changes in our net interest income and portfolio value should interest rates immediately change (“Shock”). The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, the slope of the yield curve and size of our portfolio. For our interest-rate sensitive liabilities, which we assumed to be comprised of repurchase agreements, we made assumptions about interest rates, collateral requirements as a percent of our repurchase agreement, amount and term of borrowing.

The impact on our portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.15 and effective convexity (i.e., approximates the change in duration relative to the change in interest rates) of (0.42). Duration and convexity can change significantly over time, the timing and severity of which are primarily driven by changes and volatility in the interest rate environment. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from the Hedging Instruments that hedge our repurchase agreements. Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets. When interest rates are Shocked, we adjust prepayment assumptions based on our expectations along with the results from our prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 6.04% decrease in the CPR of our MBS portfolio.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1a. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2005, we publicly announced the implementation of the Repurchase Program to repurchase up to 4.0 million shares of our outstanding common stock. The following table presents information regarding the shares of common stock repurchased under our Repurchase Program during the three months ended June 30, 2006.

2006 Monthly Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program (2)

April 1 through April 30	457,400	$6.13	457,400	808,800
May 1 through May 31	–	–	–	4,000,000
June 1 through June 30	–	–	–	4,000,000

Total	457,400	$6.13	457,400

(1) Includes brokerage commissions.

(2) On May 2, 2006, the size of the Repurchase Program was increased by an additional 3,191,200 shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2006, we held our 2006 Annual Meeting of Stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class II directors to serve on the Board until our 2009 Meeting of Stockholders; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The total number of shares of common stock entitled to vote at the Meeting was 80,074,443, of which 73,465,267 shares, or 91.74%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Class II Nominees	For	Withheld

Michael L. Dahir	71,921,426	1,543,841
George H. Krauss	71,598,410	1,866,857

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for Stewart Zimmerman, Stephen R. Blank, James A. Brodsky, Edison C. Buchanan and Alan L. Gosule, our Class I and Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by stockholders with 73,086,748 votes “For,” 204,574 votes “Against” and 173,945 votes “Abstained.”

Further information regarding the proposals is contained in our Proxy Statement, dated April 13, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Form 8-K dated April 8, 1998, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.2 Articles of Amendment dated August 5, 2002 to the Amended and Restated Articles of Incorporation of the Registrant, (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.3 Articles of Amendment dated August 13, 2002 to the Amended and Restated Articles of Incorporation of the Registrant, (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.4 Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.5 Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.6 MFA Mortgage Investments, Inc. 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, dated July 21, 2004, filed by the Registrant pursuant to the 1933 Act (Commission File No. 333-106606)).

10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan, adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.7 of the Form 10-K, for the year ended December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.8 MFA Mortgage Investments, Inc. 2003 Non-Employee Directors’ Deferred Compensation Plan

adopted December 19, 2002 (incorporated herein by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.9 Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, for the year ended September 30, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.10 Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, for the year ended September 30, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

10.11 Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, for the year ended September 30, 2004, filed by the Registrant pursuant to the Exchange Act (Commission File No. 1-13991)).

31.1 Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: July 31, 2006	MFA MORTGAGE INVESTMENTS, INC.

	By:	/s/ Stewart Zimmerman

Stewart Zimmerman President and Chief Executive Officer

	By:	/s/ William S. Gorin

William S. Gorin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Teresa D. Covello

Teresa D. Covello Senior Vice President Chief Accounting Officer and Treasurer (Principal Accounting Officer)