Form 10-Q
period 2006-09-30
MFA MORTGAGE INVESTMENTS
filed 2006-11-01
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

79,210,745 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2006.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	September 30, 2006	December 31, 2005

	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged
MBS of $4,294,696 and $5,394,144 at September 30, 2006 and
December 31, 2005, respectively) (Notes 3 and 6)	$4,606,637	$5,714,906
Cash and cash equivalents	53,143	64,301
Accrued interest receivable	24,115	24,198
Derivative assets (Note 4)	908	5,494
Real estate (Note 5)	11,860	29,398
Real estate held for sale (Note 5)	8,856	–
Goodwill	7,189	7,189
Prepaid and other assets	1,378	1,431

Total Assets	$4,714,086	$5,846,917

Liabilities:
Repurchase agreements (Note 6)	$3,986,090	$5,099,532
Accrued interest payable	27,538	54,157
Mortgages on real estate, including mortgages on real estate held for sale (Note 5)	16,403	22,552
Derivative liabilities (Note 4)	415	–
Dividends payable	–	4,058
Accrued expenses and other liabilities	3,628	5,516

Total Liabilities	4,034,074	5,185,815

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable;
5,000 shares authorized; 3,840 shares issued and outstanding at September 30, 2006 and December 31, 2005 ($96,000
aggregate liquidation preference) (Note 8)	38	38
Common stock, $.01 par value; 370,000 shares authorized;
79,211 and 80,121 issued and outstanding at September 30, 2006
and December 31, 2005, respectively (Note 8)	792	801
Additional paid-in capital, in excess of par	765,561	770,789
Accumulated deficit	(64,142)	(52,315)
Accumulated other comprehensive loss (Note 10)	(22,237)	(58,211)

Total Stockholders’ Equity	680,012	661,102

Total Liabilities and Stockholders’ Equity	$4,714,086	$5,846,917

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

(In Thousands, Except Per Share Amounts)	(Unaudited)
Interest Income:
MBS income (Note 3)	$47,061	$56,396	$146,035	$178,090
Interest income on temporary cash investments	471	1,135	1,677	1,822

Total Interest Income	47,532	57,531	147,712	179,912

Interest Expense (Note 6)	38,205	49,060	119,808	135,334

Net Interest Income	9,327	8,471	27,904	44,578

Other Operating Income (Loss):
Gain (loss) on sale of MBS, net (Note 3)	36	10	(23,113)	10
Revenue from operations of real estate (Note 5)	390	378	1,160	1,090
Miscellaneous other, net	143	93	587	125

Total Other Operating Income (Loss)	569	481	(21,366)	1,225

Operating and Other Expense:
Compensation and benefits	1,446	1,346	4,534	4,399
Real estate operating expense	261	260	743	754
Mortgage interest on real estate	169	172	505	511
Other general and administrative	942	871	3,020	2,757

Total Operating and Other Expense	2,818	2,649	8,802	8,421

Income (Loss) from Continuing Operations, net	7,078	6,303	(2,264)	37,382

Discontinued Operations: (Note 5)
Loss from discontinued operations, net	(1)	(32)	(134)	(71)
Gain on sale of real estate, net of tax of $1,820	–	–	4,705	–

(Loss) Income from Discontinued Operations, net	(1)	(32)	4,571	(71)

Net Income Before Preferred Stock Dividends	7,077	6,271	2,307	37,311
Less: Preferred Stock Dividends (Note 8)	2,040	2,040	6,120	6,120

Net Income (Loss) Available to Common Stockholders	$5,037	$4,231	$(3,813)	$31,191

Earnings (loss) Per Share of Common Stock: (Note 9)
Earnings (loss) from continuing operations – basic and diluted	$0.06	$0.05	$(0.11)	$0.38
Earnings from discontinued operations – basic and diluted	–	–	0.06	–

Earnings (loss) per share of common stock – basic and diluted	$0.06	$0.05	$(0.05)	$0.38

Dividends declared per share of common stock (Note 8c)	$0.05	$0.125	$0.10	$0.305

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006

(In Thousands, Except Per Share Amounts)	(Unaudited)

8.50% Series A Cumulative Redeemable Preferred Stock – Liquidation
Preference $25.00 per share:
Balance at September 30, 2006 and December 31, 2005 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2005 (80,121 shares)	801
Repurchase of common stock (927 shares)	(9)
Issuance of common stock (17 shares)	–

Balance at September 30, 2006 (79,211 shares)	792

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2005	770,789
Repurchase of common stock	(5,688)
Issuance of common stock	100
Compensation expense for common stock options	360

Balance at September 30, 2006	765,561

Accumulated Deficit:
Balance at December 31, 2005	(52,315)
Net income before preferred stock dividend	2,307
Dividends on common stock	(7,930)
Dividends on preferred stock	(6,120)
Payments on Dividend Equivalent Rights (“DERS”)	(84)

Balance at September 30, 2006	(64,142)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2005	(58,211)
Unrealized gains on MBS, net	39,668
Unrealized losses on derivative assets, net	(3,694)

Balance at September 30, 2006	(22,237)

Total Stockholders' Equity at September 30, 2006	$680,012

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2006	2005

(In Thousands)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$2,307	$37,311
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	25,245	–
Gains on sale of MBS	(2,132)	(10)
Amortization of purchase premiums on MBS, net of accretion of discounts	22,500	42,879
Amortization of premium cost for derivative assets	1,307	1,336
Decrease in interest receivable	83	675
Depreciation and amortization on real estate, including discontinued operations	466	623
Increase in other assets and other	(1,048)	(422)
(Decrease) increase in accrued expenses and other liabilities	(1,888)	3,084
(Decrease) increase in accrued interest payable	(26,619)	37,061
Gain on sale of real estate	(4,705)	–
Stock option expense and stock based compensation	360	374
Negative amortization on MBS	(1,614)	–

Net cash provided by operating activities	14,262	122,911

Cash Flows From Investing Activities:
Principal payments on MBS	1,174,731	1,982,166
Proceeds from sale of MBS	1,843,659	52,340
Purchases of MBS	(1,914,453)	(1,673,506)
Proceeds from sale of real estate	14,023	–

Net cash provided by investing activities	1,117,960	361,000

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	(15,402,927)	(14,080,065)
Proceeds from borrowings on repurchase agreements	14,289,485	13,708,165
Proceeds from issuance of common stock	100	2,998
Dividends paid on preferred stock	(6,120)	(6,120)
Common stock repurchased	(5,697)	(1,785)
Dividends paid on common stock and DERS	(12,072)	(43,512)
Principal payments on mortgages	(6,149)	(84)
Decrease in receivable under the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”)	–	985

Net cash used by financing activities	(1,143,380)	(419,418)

Net (decrease) increase in cash and cash equivalents	(11,158)	64,493
Cash and cash equivalents at beginning of period	64,301	68,341

Cash and cash equivalents at end of period	$53,143	$132,834

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,

	2006	2005

(Dollars In Thousands)	(Unaudited)
Net income available to common stockholders before
preferred stock dividend	$2,307	$37,311
Other Comprehensive Income:
Unrealized gains (losses) on MBS, net	15,100	(67,450)
Reclassification adjustment for net loss included in net income	24,568	–
Unrealized (losses) gains on derivatives, net	(3,694)	4,895

Comprehensive income (loss) before preferred stock dividends	$38,281	$(25,244)

Dividends on preferred stock	(6,120)	(6,120)

Comprehensive Income (Loss) Available to Common Stockholders	$32,161	$(31,364)

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

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2006 and results of operations for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2006 should not be construed as indicative of the results to be expected for the full year.

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

(b) MBS

The Company accounts for its MBS in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholder’s Equity. On December 31, 2005, the Company adopted the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”). The application of the FASB Impairment Position resulted in the Company recognizing an other-than-temporary impairment charge of $20.7 million on December 31, 2005. (See Note 3.)

Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. Upon the sale of a MBS, unrealized gains and losses are reclassified out of accumulated other comprehensive income to earnings as realized gains and losses using the specific identification method. (See Note 3.)

The Company’s adjustable-rate assets are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation, such as Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, “Agency MBS”) or are rated AAA by at least one nationally recognized rating agency. Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. To a lesser extent, the Company also holds investments in MBS or mortgage-related securities that are rated below AAA. These mortgage-related assets have yields that are determined by the cash flows generated by the underlying mortgage loans on these assets.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the Agency MBS and MBS rated AAA and AA are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Certain of the Agency MBS owned by the Company provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received. The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) because the negative amortization is guaranteed by the issuing agency.

Interest income on the Company’s MBS rated A or lower is recognized in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Pursuant to EITF 99-20, initial cash flows from a security are estimated applying assumptions that were used to determine the fair value of such security and the excess of the future cash flows over the initial investment is recognized as interest income under the effective yield method. The Company reviews and makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, will result in a prospective change in interest income. At September 30, 2006, the Company had $10.5 million, or 0.2% of its assets, invested in MBS rated A or lower.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

(d) Other-Than-Temporary Impairment/Credit Risk

The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At September 30, 2006, 92.4% of the Company’s assets consisted of Agency MBS and related receivables, 5.6% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 1.1% were cash and cash equivalents; combined these assets comprised 99.1% of the Company’s total assets.

At September 30, 2006, the Company had non-Agency MBS with an amortized cost of $10.4 million and a fair value/carrying value of $10.5 million rated below AA for which the EITF 99-20 applies. EITF 99-20 applies to beneficial interests in securitized financial assets that are rated below AA, as they are not considered to be of a credit quality sufficiently collateralized to ensure that the possibility of credit loss is remote, and to beneficial interest that can contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment against such beneficial interests. In accordance with EITF 99-20, when the fair value of the beneficial interest is below the amortized cost of such asset and an adverse change in cash flows has occurred from those previously estimated due to actual prepayment and credit loss experience, the Company is required to take an impairment charge against such asset and the future yield is adjusted. Accordingly, the MBS would be written down to fair value, the resulting charge would be included in income and a new cost basis of the MBS established. Through September 30, 2006, the Company had not recognized any credit related impairments against any of its MBS.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Upon a decision to sell an impaired available-for-sale investment on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. In addition, the Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. Upon the implementation of the FASB Impairment Position, the Company recorded an impairment charge of $20.7 million, related to other-than-temporary impairments on certain MBS that the Company did not expect to hold until recovery of such impairment. These impairments were the result of decreases in the market value of such MBS due to changes in market interest rates. At December 31, 2005, the Company had MBS of $821.5 million on which an impairment charge had been made; all such MBS were sold during the first quarter of 2006, resulting in a net gain of $1.6 million reflecting the amount of market recovery subsequent to December 31, 2005. (See Note 3.) The Company did not recognize any impairment charges against its MBS portfolio during the nine months ended September 30, 2006.

(e) Goodwill

The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances. At the time the Company adopted FAS 142, the Company had unamortized goodwill of approximately $7.2 million, which represents the excess of the fair value of the common stock issued by the Company over the fair value of net assets acquired in connection with its formation in 1998. On an annual basis goodwill is tested for impairment at the entity level. Through September 30, 2006, the Company had not recognized any impairment on its goodwill.

(f) Real Estate

At September 30, 2006, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company. This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Notes 5 and 2(g).)

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

(g) Real Estate Held for Sale/Discontinued Operations

The Company accounts for its real estate assets held for sale in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). Among other things, FAS 144 provides that a long-lived asset classified as held for sale shall: (i) not be depreciated while classified as held for sale; (ii) be measured at the lower of its carrying amount or fair value less cost to sell; (iii) result in a loss recognized for any initial or subsequent write-down to fair value less cost to sell or a gain recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss, not previously recognized, that results from the sale of a long-lived asset shall be recognized at the date of sale. In accordance with FAS 144, as amended by Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), revenues and expenses for the Company’s indirect interest in a property classified as held for sale or sold have been restated as discontinued operations, on a net basis for each of the periods presented. This reclassification has no effect on the Company’s reported net income. (See Note 5.)

On June 30, 2006, the Company classified its indirect investment in Cameron at Hickory Village Apartments, a 201-unit multi-family apartment complex in Charlotte, North Carolina (“Cameron”), as held for sale. Upon the reclassification, Cameron was reviewed for impairment and it was determined that Cameron’s carrying value

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximated its fair value less cost to sell, which does not consider the prepayment penalty that would be due when such property is sold and the mortgage is prepaid. (See Note 12(b).)

During the first quarter of 2006, the Company sold its 100% membership interest in Greenhouse Holdings, LLC (“Greenhouse”), which held a 128-unit multi-family apartment building in Omaha, Nebraska known as “The Greenhouse”. The sale of Greenhouse resulted in a gain of $4.7 million, net of a built-in gains tax of $1.8 million and selling costs. Prior to the quarter in which the sale of Greenhouse occurred, there was no definitive plan to sell such property.

(h) Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. A repurchase agreement is a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender. With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of MBS declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through September 30, 2006, the Company had satisfied all of its margin calls.

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company (plus interest due to the counterparty) and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better or, if applicable, whose parent or holding company is rated single A or better as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At September 30, 2006, the Company had outstanding balances under repurchase agreements with 12 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral) to a single lender of $56.7 million. (See Notes 3 and 6.)

Historically, the Company had purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (a “Same Party Transaction”). The Company recorded the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities gross on its consolidated balance sheets, with changes in the fair value of these MBS recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements were reported gross on the Company’s consolidated statements of income. As of September 30, 2006, the Company had no Same Party Transactions and, at December 31, 2005, the Company had 25 Same Party Transactions aggregating approximately $474.5 million in MBS and $471.5 million in financings under repurchase agreements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based upon the Company’s understanding of a technical interpretation of the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), Same Party Transactions may not qualify as a purchase by the Company because the MBS purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. The result of this technical interpretation would be to preclude the Company from having presented (i) these MBS and the related financings under repurchase agreements on a gross basis on its balance sheet and (ii) the related interest income earned and interest expense incurred on a gross basis on its income statement. Instead, the Company would have been required to present Same Party Transactions on a net basis, reporting derivatives on its balance sheet and the corresponding change in fair value of such derivatives on its income statement. The value of the derivatives created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying credit provided by the applicable counterparty.

If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on its consolidated financial statements. This issue was presented by accounting constituents to the Emerging Issues Task Force of the FASB in early 2006 for guidance and the FASB; during the third quarter of 2006, the FASB determined it would consider the issue.

(i) Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive stock options outstanding using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds along with future compensation expense for unvested stock options are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 9.)

(j) Comprehensive Income

Comprehensive income for the Company includes net (loss) income, the change in net unrealized gains and losses on MBS and certain derivative instruments reduced by dividends on preferred stock. (See Note 10.)

(k) U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired from a C corporation during the ten-year period following the initial acquisition of such asset. Such built-in gains tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gain at the time the asset was acquired from the non-REIT C corporation. On January 31, 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of a real estate property, which, net of such tax and selling expenses, resulted in a gain of $4.7 million. (See Note 5.)

(l) Derivative Financial Instruments/Hedging Activity

The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of interest rate cap agreements (“Caps”) and interest rate swap agreements (“Swaps”) (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as effective and is

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 4.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with financial institutions rated single A or better or, if applicable, whose parent or holding company was rated single A or better by at least one of the Rating Agencies at the time of purchase.

Interest Rate Caps

The Company purchases Caps by incurring a one-time fee or premium. Pursuant to the terms of the Caps, the Company will receive cash payments if the interest rate index specified in any such Cap increases above contractually specified levels. Therefore, such Caps have the effect of capping the interest rate on a portion of the Company’s borrowings, equal to the notional amount of the active Caps, above the rate specified in the Cap agreement. (See Note 4.)

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

Interest Rate Swaps

There is no cost incurred by the Company at the inception of a Swap. When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its borrowings.

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

Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be recognized though earnings. (See Note 4.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(n) Recently Issued Accounting Standards

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”), an amendment to FAS 133 and FAS 140. Among other things, FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.

On September 25, 2006, the FASB met and determined to propose a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to: (i) expose the proposed guidance for a 30-day comment period in the form of a FAS 133 Derivatives Implementation Issue in early November; (ii) re-deliberate the issue in December 2006 following the completion of the 30-day comment period; and (iii) issue their final position in early 2007.

The Company does not expect that the January 1, 2007 anticipated adoption of FAS 155 will have a material impact. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception ultimately adopted by the FASB, the Company’s future results of operations may exhibit volatility as certain of its future investments may be marked to market value in their entirety through the income statement. Under the current accounting rules, changes in the market value of the Company’s investment securities are made through other comprehensive income, a component of stockholders’ equity.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No.140” (“FAS 156”). FAS 156 requires: (i) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions, (ii) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and (iii) permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. FAS 156 is effective for fiscal periods beginning after September 15, 2006, as such the Company expects to adopt FAS 156 on January 1, 2007. The Company does not anticipate that the adoption of FAS 156 will have a material impact on its consolidated financial statements upon adoption.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No.46(R)” (“FIN 46(R)-6”). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (i) the determination as to whether an entity is a variable interest entity (“VIE”), (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the entity, and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R). FIN 46(R)-6 is required to be prospectively applied to entities in which the Company first become involved after July 1, 2006 and would be applied to all existing entities with which the Company is involved if and when a “reconsideration event” (as described in FIN 46) occurs. The Company is currently evaluating the impact of adopting FIN 46(R)-6 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The provisions of this interpretation apply to fiscal years beginning after December 15, 2006. Management is currently evaluating FIN 48, but does not currently expect it to have a material impact on the Company’s financial statements.

(o) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Mortgage-Backed Securities

All of the Company’s MBS are classified as available-for-sale and, as such, are carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing was not available for an MBS from such pricing service, the average of broker price quotes received for such MBS. At September 30, 2006 and December 31, 2005, the Company’s MBS had an estimated fair value of $4.607 billion and $5.715 billion, respectively, of which $4.295 billion and $5.394 billion were pledged as collateral against borrowings under repurchase agreements and Swaps at September 30, 2006 and December 31, 2005, respectively.

The following tables present certain information about the Company's MBS at September 30, 2006 and December 31, 2005:

	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain

(In Thousands)	September 30, 2006

Agency MBS:
Fannie Mae Certificates	$3,658,283	$3,644,238	$(14,045)
Ginnie Mae Certificates	353,230	350,344	(2,886)
Freddie Mac Certificates	340,177	338,775	(1,402)
Non-Agency MBS (2):
AAA	264,314	260,524	(3,790)
AA	2,263	2,229	(34)
Single A and A-	3,718	3,703	(15)
BBB and BBB-	1,895	1,890	(5)
BB and below	2,151	2,265	114
Non-rated	2,666	2,669	3

Total MBS	$4,628,697	$4,606,637	$(22,060)

	December 31, 2005

Agency MBS:
Fannie Mae Certificates	$3,950,983	$3,906,821	$(44,162)
Ginnie Mae Certificates	879,105	870,234	(8,871)
Freddie Mac Certificates	354,708	351,592	(3,116)
Non-Agency MBS (2):
AAA	585,911	580,317	(5,594)
AA	2,290	2,271	(19)
Single A and A-	1,591	1,569	(22)
BBB and BBB-	903	884	(19)
BB and below	1,059	1,133	74
Non-rated	84	85	1

Total MBS	$5,776,634	$5,714,906	$(61,728)

(1)	Includes principal payments receivable.
(2)	Based upon ratings issued by Standard & Poor’s.

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

Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government, federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest bond rating given by Standard & Poor’s and indicates the credit worthiness of the investment (i.e., the obligor’s ability to meet its financial commitment on the obligation). In addition, the Company includes in its portfolio of non-agency MBS its investments in investment and non-investment grade interests in mortgage-related assets, certain of which are non-rated. At September 30, 2006, the Company had $2.7 million invested in such non-rated assets, or less than 1% of total assets.

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

(In Thousands)
Principal/notional balance	$4,535,235	$5,662,322
Principal payments receivable	13,814	18,870

	4,549,049	5,681,192

Unamortized premium	79,680	98,689
Unaccreted (discount)	(32)	(3,247)
Gross unrealized gains	8,003	3,988
Gross unrealized (losses)	(30,063)	(65,716)

Carrying value/estimated fair value	$4,606,637	$5,714,906

The following table presents information about the Company's MBS pledged as collateral under repurchase agreements and Swaps at September 30, 2006.

	MBS Pledged Under Repurchase Agreements		MBS Pledged Under Swaps

MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged

(In Thousands)
Fannie Mae	$3,479,523	$3,491,786	$1,411	$1,424	$3,480,934
Freddie Mac	290,380	291,467	–	–	290,380
Ginnie Mae	264,991	266,905	–	–	264,991
AAA Rated	258,391	262,143	–	–	258,391

	$4,293,285	$4,312,301	$1,411	$1,424	$4,294,696

The Company’s MBS portfolio is primarily comprised of Agency MBS, which have an implied AAA rating, or non-Agency MBS that are rated AAA by one or more of the Rating Agencies; accordingly, no unrealized losses associated with these MBS were considered to be credit related. At September 30, 2006, the Company also held non-Agency MBS rated below AAA with an amortized cost of $12.7 million. Approximately $4.8 million of these MBS were rated below investment grade (i.e., BB and below) and $2.7 million were not rated by a Rating Agency. The MBS rated below investment grade and the non-rated MBS were purchased at a discount, a portion of which was designated as credit protection against future credit losses. The initial credit protection (i.e., discount) of these MBS may be adjusted over time based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these MBS is less favorable than initially forecasted, additional reserves could be warranted, which would be charged against the Company’s earnings.

The Company monitors the performance and market value of its MBS portfolio, including these MBS on which its had unrealized losses, on an ongoing basis. At September 30, 2006, the Company’s MBS had gross unrealized

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

losses of $30.1 million.

The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category and length of time that such MBS have been in a continuous unrealized loss position at September 30, 2006:

	Unrealized Loss Position for:

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$199,830	$(702)	$1,173,635	$(20,774)	$1,373,465	$(21,476)
Ginnie Mae	24,211	(38)	264,784	(2,954)	288,995	(2,992)
Freddie Mac	99,281	(367)	110,763	(1,385)	210,044	(1,752)
AAA rated MBS	53,557	(102)	206,967	(3,687)	260,524	(3,789)
AA rated MBS	–	–	2,229	(34)	2,229	(34)
A rated MBS	–	–	1,556	(15)	1,556	(15)
BBB rated MBS	–	–	887	(5)	887	(5)

Total temporarily impaired securities	$376,879	$(1,209)	$1,760,821	$(28,854)	$2,137,700	$(30,063)

At September 30, 2006, the Company determined that it had the intent and ability to continue to hold those MBS on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these MBS was considered temporary. However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables. Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired MBS until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

During the nine months ended September 30, 2006, the Company sold 84 MBS for $1.844 billion, resulting in net realized losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. These sales were primarily comprised of the 83 MBS sold for $1.823 billion through June 30, 2006 as part of the Company’s repositioning of the MBS portfolio. Included in the repositioning sales were MBS of $821.5 million on which the Company had taken a $20.7 million impairment charge against at December 31, 2005.

The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

(In Thousands)
Coupon interest on MBS	$53,569	$73,309	$168,535	$220,968
Premium amortization	(6,508)	(16,924)	(22,610)	(42,911)
Discount accretion	–	11	110	33

Interest income on MBS, net	$47,061	$56,396	$146,035	$178,090

The following table presents the contractual maturities, which do not reflect prepayments, of the Company’s MBS, excluding principal payments receivable at September 30, 2006 and December 31, 2005:

(Dollars in Thousands)	September 30, 2006			December 31, 2005

Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC*	Fair Value	% of Total	WAC*

Within 30 Days	$1,144,933	24.9%	5.99%	$1,215,074	21.4%	5.01%
30 to 90 Days	318,749	6.9	5.09	417,940	7.3	4.39
Three to 12 Months	613,435	13.4	5.75	1,406,771	24.7	4.50
12 to 24 Months	191,143	4.2	4.99	1,065,926	18.7	4.44
24 to 36 Months	238,872	5.2	5.09	301,996	5.3	4.78
36 to 60 Months	2,010,815	43.8	6.16	1,282,155	22.5	5.04
Over 60 Months	74,876	1.6	6.19	6,174	0.1	7.33

Total	$4,592,823	100.0%	5.89%	$5,696,036	100.0%	4.73%

* "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which varies by issuer.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Hedging Instruments/Hedging Activity

In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into Hedging Instruments. Through September 30, 2006, such instruments have been comprised of Caps and Swaps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. For the quarter ended September 30, 2006, the Company was required to pledge assets as collateral against certain of its Swap agreements equal to 30 basis points (i.e., 0.30%) of the notional amount times the number of years the Swap had to maturity. In addition, for these Swaps additional collateral may be requested from time to time if the Company’s Swap is in a liability position in excess of the 30 basis point collateral minimum. At September 30, 2006 and December 31, 2005, the Company had MBS pledged as collateral against its Swaps of $1.4 million and $854,000, respectively.

The following table sets forth the impact of the Company’s Hedging Instruments on other comprehensive (loss) income for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

(In Thousands)
Accumulated Other Comprehensive
Gain/(Loss) from Hedging Instruments:
Balance at beginning of period	$3,105	$461	$3,517	$(1,989)
Unrealized (losses)/gains on Hedging Instruments, net	(3,282)	2,445	(3,694)	4,895

Balance at the end of period	$(177)	$2,906	$(177)	$2,906

The following table sets forth the impact of the Company’s Hedging Instruments on its interest expense for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

(In Thousands)
Premium amortization on Caps	$470	$342	$1,307	$1,336
Payments earned on Caps	(845)	(46)	(2,233)	(52)

Caps impact on interest expense	(375)	296	(926)	1,284

Payments (earned) incurred on Swaps	(1,202)	(176)	(3,166)	407

Net (decrease) increase to interest expense
from Hedging Instruments	$(1,577)	$120	$(4,092)	$1,691

(a) Interest Rate Caps

The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. When the 30-day LIBOR increases above the rate specified in the Cap during the effective term of the Cap, the Company receives payments from its Cap counterparty.

The following table presents information about the Company’s Caps at September 30, 2006, all of which were active:

	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized Gain

(Dollars in Thousands)
Currently active	5 Months	3.83%	$150,000	$670	$908	$238

(1) The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap. At September 30, 2006, the 30-day LIBOR was 5.32%.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Interest Rate Swaps

The Company’s Swaps are used to lock-in a fixed interest rate related to a portion of its current and anticipated future 30-day term repurchase agreements.

The following table presents information about the Company’s Swaps, all of which were active, at September 30, 2006:

	Weighted Average Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized (Loss)

(Dollars in Thousands)
Currently Active	20 Months	$249,000	4.64%	$(415)	$(415)

5.	Real Estate and Discontinued Operations

The Company’s real estate investments which are consolidated with the Company, were as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	(1)	December 31, 2005 (2)

(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings	$11,860		$29,398
Cash	115		749
Prepaid and other assets	170		406
Mortgages payable	(9,639	)(3)	(22,552)
Accrued interest and other payables	(216)		(390)

Real estate assets, net	$2,290		$7,611

(1) At September 30, 2006, the Company had one remaining real estate interest held for investment purposes; an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.

(2) Included in real estate at December 31, 2005 were the assets and liabilities of Greenhouse and Cameron, which had combined assets of $17.3 million, comprised primarily of land and buildings, and combined liabilities of $13.1 million, comprised primarily of mortgages of $12.8 million. Greenhouse was sold on January 31, 2006 and, at June 30, 2006, Cameron was classified as held for sale and its assets were reclassified to held for sale.

(3) The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. At September 30, 2006, the mortgage had a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid. In January 2005, the Company loaned Lealand $150,000 to fund operations; this loan is eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three and nine months ended September 30, 2006 and 2005. The table does not include revenues and expenses for properties classified as held for sale or sold through September 30, 2006, as the results for such properties have been restated as discontinued operations on a net basis on the Company’s consolidated income statement.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

(In Thousands)
Revenue from operations of real estate	$390	$378	$1,160	$1,090
Interest expense for mortgages on real estate	(169)	(172)	(505)	(511)
Other real estate operations expense	(261)	(260)	(743)	(754)

Loss from Real Estate Operations, net	$(40)	$(54)	$(88)	$(175)

Discontinued Operations

The Company’s discontinued operations reflect the operating results of Cameron. At September 30, 2006, Cameron had real estate assets of $8.9 million and liabilities of $6.8 million, which were comprised primarily of a

MFA MORTGAGE INVESTMENTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$6.7 million mortgage secured by Cameron’s real estate assets. Under certain limited circumstances, Cameron’s mortgage is guaranteed by the Company. This mortgage, which matures on December 1, 2010, has a fixed interest rate of 7.39% and is subject to a penalty if prepaid. (See Note 12(b).)

The results of operations for properties classified as held for sale or sold are neither individually nor in the aggregate material to the Company. However, such results of operations have been restated as discontinued operations on a net basis on the Company’s consolidated statements of income (loss) for the periods presented, as the Company realized a material gain on the sale of the Greenhouse, which is reported as a component of discontinued operations.

6.	Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At September 30, 2006, the Company had 311 repurchase agreements with a weighted average remaining contractual maturity of 10.6 months and an effective repricing period of 11.1 months given the impact of related derivative hedges. At December 31, 2005, the Company had 415 repurchase agreements with a weighted average remaining contractual maturity of 3.7 months and an effective repricing term of 4.2 months given the impact of related derivative hedges. The table below presents contractual repricing information about the Company’s repurchase agreements, which does not include the impact of related derivative hedges, at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005

	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate

(In Thousands)
Within 30 days	$1,434,400	4.67%	$1,606,500	3.98%
30 days to 3 months	750,900	4.79	1,806,832	3.41
Over 3 months to 6 months	267,900	4.66	709,000	3.23
Over 6 months to 12 months	37,200	3.98	774,600	3.34
Over 12 months to 24 months	1,227,690	5.21	202,600	3.56
Over 24 months to 36 months	268,000	5.44	–	–
Over 36 months	–	–	–	–

	$3,986,090	4.89%	$5,099,532	3.56%

The table below presents information about the Company's MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at September 30, 2006.

Collateral Pledged		Term to Maturity of Repurchase Agreement

MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total

(In Thousands)
Fannie Mae	$3,479,523	$1,215,200	$470,685	$1,577,899	$3,263,784
Freddie Mac	290,380	56,000	20,614	165,733	242,347
Ginnie Mae	264,991	128,900	77,501	32,258	238,659
AAA Rated	258,391	34,300	182,100	24,900	241,300

	$4,293,285	$1,434,400	$750,900	$1,800,790	$3,986,090

7.	Commitments and Contingencies

(a) Lease Commitments

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

(b) Securities purchase commitments

At September 30, 2006, the Company had commitments to purchase two Fannie Mae ARM-MBS with a par value of $73.7 million at an aggregate purchase price of $74.9 million.

8.	Stockholders’ Equity

(a) Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. From inception of the Repurchase Program through September 30, 2006, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90. On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares.  At September 30, 2006, 4,000,000 shares remained authorized for repurchase.

Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s common stock.

(b) Dividends on Preferred Stock

The following table presents cash dividends declared by the Company on its Preferred Stock, since January 2005.

Declaration Date	Record Date	Payment Date	Dividend Per share

2006
August 21, 2006	September 1, 2006	September 29, 2006	$0.53125
May 19, 2006	June 1, 2006	June 30, 2006	0.53125
February 17, 2006	March 1, 2006	March 31, 2006	0.53125

2005
November 18, 2005	December 1, 2005	December 30, 2005	$0.53125
August 19, 2005	September 1, 2005	September 30, 2005	0.53125
May 20, 2005	June 1, 2005	June 30, 2005	0.53125
February 18, 2005	March 1, 2005	March 31, 2005	0.53125

(c) Dividends/Distributions on Common Stock

The following table presents common dividends declared by the Company on its common stock from January 1, 2005 through September 30, 2006:

Declaration Date	Record Date	Payment Date	Dividend Per share

2006
July 5, 2006	July 17, 2006	July 31, 2006	$0.050
April 3, 2006	April 17, 2006	April 28, 2006	0.050

2005
December 15, 2005	December 27, 2005	January 31, 2006	$0.050
October 3, 2005	October 14, 2005	October 28, 2005	0.050
July 1, 2005	July 12, 2005	July 29, 2005	0.125
April 1, 2005	April 12, 2005	April 29, 2005	0.180

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 2, 2006, the Company declared its 2006 third quarter common stock dividend of $0.05, payable on October 31, 2006, to stockholders of record on October 13, 2006. (See Note 12.)

(d) Shelf Registrations

On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the SEC declared this shelf registration statement effective. At September 30, 2006, the Company had $8.7 million remaining on this shelf registration statement.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At September 30, 2006, the Company had $244.1 million available under this shelf registration statement.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the DRSPP. This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At September 30, 2006, 9.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

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

(e) DRSPP

Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the nine months ended September 30, 2006, the Company did not issue any shares through the DRSPP. Since the inception of the DRSPP through September 30, 2006, the Company issued 12,060,123 shares raising net proceeds of $110.8 million.

(f) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may publicly offer and sell, from time to time, shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. From inception of the CEO Program through September 30, 2006, the Company issued 1,833,215 shares of common stock in at-the-market transactions through such program raising net proceeds of $16,481,652 and, in connection with such transactions, Cantor received aggregate fees and commissions of $419,942. The Company did not issue any shares through the CEO Program during the nine months ended September 30, 2006.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	EPS Calculation

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

(In Thousands, except per share amounts)
Numerator:
Net income (loss) allocable to common stockholders:
Net income	$7,077	$6,271	$2,307	$37,311
Net (loss) income from discontinued operations	(1)	(32)	4,571	(71)

Net income (loss) from continuing operations	7,078	6,303	(2,264)	37,382

Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)

Net income (loss) available to common stockholders from
continuing operations for basic and diluted earnings per share	5,038	4,263	(8,384)	31,262
Net (loss) income from discontinued operations	(1)	(32)	4,571	(71)

Net income (loss) available to common stockholders from
continuing operations	$5,037	$4,231	$(3,813)	$31,191

Denominator:
Weighted average common shares for basic earnings per share	79,211	82,342	79,469	82,324
Weighted average effect of dilutive employee stock options	30	28	26	35

Denominator for diluted earnings per share (1)	79,241	82,370	79,495	82,359

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.06	$0.05	$(0.11)	$0.38
Discontinued operations	–	–	0.06	–

Total Basic and Diluted earnings (loss) per share	$0.06	$0.05	$(0.05)	$0.38

(1) Dilutive options to purchase shares of common stock are not included in the computation of earnings for continuing operations and discontinued operations for periods in which their inclusion would be anti-dilutive.

10.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$8,003	$3,988
Unrealized (losses)	(30,063)	(65,716)

	(22,060)	(61,728)

Hedging Instruments:
Unrealized gains on Caps	238	425
Unrealized (losses) gains on Swaps	(415)	3,092

	(177)	3,517

Accumulated other comprehensive (loss)	$(22,237)	$(58,211)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	2004 Equity Compensation Plan, Employment Agreements and Other Benefit Plans

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

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3,500,000 shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. At September 30, 2006, 2.3 million shares of common stock remained available for grant to eligible participants under the 2004 Plan. Subject to certain exceptions, a participant may not receive stock-based awards relating to greater than 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. At September 30, 2006, an aggregate of 962,000 shares of common stock were subject to outstanding Option awards under the 2004 Plan, of which 836,500 were exercisable. At September 30, 2006, unvested Options were scheduled to vest through February 1, 2007 and had a weighted average vesting period of approximately 0.5 months and a weighted average exercise price of $10.25. During the nine months ended September 30, 2006, no Options expired unexercised or were granted or exercised and 16,502 restricted shares of common stock were granted.

Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the common stock, as determined on the date of grant, shall not exceed $100,000 during a calendar year. The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the common stock on the date of grant. The exercise price for any other type of Option issued may not be less than the fair market value on the date of grant. Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant. Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

(b) Employment Agreements

The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to the occurrence of certain triggering events.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for federal income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At September 30, 2006 and December 31, 2005, the Company had the following liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

	September 30, 2006	December 31, 2005

(In Thousands)
Directors’ deferred	$570	$337
Officers’ deferred	267	200

	$837	$537

(d) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), which was established during 2002. Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Subject to certain exceptions, the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. The Company recognized expenses for matching contributions of $23,000 and $68,000, respectively, for the three and nine months ended September 30, 2006 and $21,000 and $59,000, respectively, for the three and nine months ended September 30, 2005.

12.	Subsequent Events

(a) Common Stock Dividend Declared

On October 2, 2006, the Company declared a dividend on its common stock for the third quarter of 2006 of $0.05 per share. Total dividends of $4.0 million were paid on October 31, 2006 to stockholders of record on October 13, 2006.

(b) Sale of Cameron

On October 30, 2006, the sale of Cameron was completed, resulting in a loss of approximately $400,000, which included selling expenses of approximately $200,000. In addition, a prepayment penalty of approximately $577,000 was incurred in connection with the prepayment of Cameron’s mortgage.

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

At September 30, 2006, 99.1% of our assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. In addition, we also had indirect interests in two multi-family apartment properties, containing a total of 392 rental units, located in Georgia and North Carolina and $12.7 million of Non-Agency MBS rated below AAA. During the nine months ended September 30, 2006, we had income of $4.6 million from discontinued operations, net, which primarily reflects the $4.7 million gain on the sale of a multi-family apartment property. During the second quarter of 2006, we classified Cameron as held for sale and presented its historical revenues and expenses on a net basis, along with those of Greenhouse which was sold during the first quarter of 2006, as discontinued operations. We do not expect that the results from operations of our remaining real estate assets will be material to us. We do not expect that the sale of Cameron will have a material impact on us; however, upon sale, we expect to incur a prepayment penalty in connection with the satisfaction of the mortgage secured by Cameron. (See Notes 5 and 12(b) to the accompanying consolidated financial statements, included under Item 1.)

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in market interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) interest expense associated with our borrowings (i.e., repurchase agreements) to increase; (ii) the value of our MBS portfolio and, correspondingly, stockholders’ equity to decline; (iii) prepayments on our MBS portfolio to slow down, thereby slowing the amortization of MBS purchase premiums; and (iv) coupons on our MBS to reset, although on a delayed basis, to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of MBS purchase premiums; (ii) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) interest expense associated with our borrowings to decrease; and (iv) the value of our MBS portfolio and, correspondingly, stockholders’ equity to increase. In addition, borrowing costs and credit lines are further affected by our perceived credit worthiness.

We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with adjustable-rate and hybrid mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with September 30, 2006, the CPR on our MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.0%. At September 30, 2006, we had net purchase premiums of $79.6 million, or 1.8% of current par value, compared to $95.4 million of net purchase premiums, or 1.7% of par balance, at December 31, 2005.

In general, interest rates on our liabilities reset faster than do interest rates on our assets. Previous increases in the target federal funds rate continue to increase the cost of our liabilities at a more rapid pace than the yield on our assets, negatively impacting our portfolio spread and net interest margin. The U.S. Federal Open Market Committee (“FOMC”) held the target federal funds rate at 5.25% during its last three meetings, after increasing this rate by 25 basis points at its prior 17 consecutive meetings. In its October 25, 2006 statement, the FOMC stated that “readings on core inflation have been elevated” although “inflation pressures seem likely to moderate over time.” As inflation risks remain, we do not currently foresee a reduction in the target federal funds rate in 2006. Based on the recent prolonged period of monetary policy tightening and the fact that, in general, the yields on our assets reset only after an initial fixed rate period, we anticipate that we will continue to experience a period of lowered earnings in the fourth quarter of 2006.

In response to the continued rising interest rate environment and flat, and at times inverted, yield curve, we undertook a number of strategic steps to reposition our MBS portfolio from December 2005 through June 2006. During this period, we reduced our asset base through a strategy under which we, among other things, did not fully reinvest principal repayments on our ARM-MBS as the underlying ARMs on such assets amortized and were prepaid, sold our higher duration and lower yielding ARM-MBS and repurchased shares of our common stock. During the third quarter of 2006, we began to increase our MBS portfolio as we saw an increased availability of attractive investment opportunities. We increased our MBS portfolio to $4.607 billion at September 30, 2006 compared to $3.431 billion at June 30, 2006. We used leverage to fund this asset growth as reflected by the increase in our borrowings under repurchase agreements to $3.986 billion at September 30, 2006 from $2.835 billion at June 30, 2006. Our leverage, as measured by debt-to-equity, was 5.9 times as of September 30, 2006, up from 4.3 times at June 30, 2006.

We have capacity to acquire additional assets through further borrowings. We currently anticipate that our leverage ratio will continue to trend upwards during the fourth quarter of 2006, as we anticipate further increases in the size of our MBS portfolio.

During the nine months ended September 30, 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. These sales were primarily comprised of the 83 MBS sold for $1.823 billion through June 30, 2006 as part of our repositioning of the MBS portfolio. The MBS sold as part of our repositioning were among our lower-yielding assets, some of which were acquired when short-term interest rates were substantially lower. Our decision to sell these assets was predicated on a number of factors, including the negative impact of rising interest rates and the relatively flat, and at times slightly inverted, yield curve. These MBS sales reduced our leverage, decreased our sensitivity to rising interest rates and also had a positive impact on our average portfolio yield. With lower leverage and a high quality ARM-MBS portfolio, following these sales, we remain strategically positioned to continue to take advantage of attractive investment opportunities.

We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve. Due to the shape of the yield curve, which has been relatively flat and even slightly inverted during the first nine months of 2006, cash-out refinancing opportunities and the availability of lower monthly payment interest-only mortgages, prepayments on our MBS portfolio may continue at current levels or higher. Applying a 25% CPR, our MBS portfolio had an estimated weighted average term to repricing of 17 months, while our interest-bearing liabilities had an estimated weighted average term to repricing of 11 months at September 30, 2006.

Even though we have acquired primarily Agency MBS and AAA rated MBS to date, pursuant to our Operating Policies, we also acquire MBS and other mortgage-related assets of lower credit quality (i.e., rated AA and below).

At September 30, 2006, 0.3% of our MBS portfolio was invested in mortgage-related assets that were rated AA or below, of which an aggregate of $7.0 million of these assets were acquired during the quarter ended September 30, 2006.  To the extent that we identify attractive investment opportunities, we may acquire additional alternative credit-oriented assets in the future.

Through wholly-owned subsidiaries, we provide third-party investment advisory services that generate fee income. In addition, we will continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the acquisition and securitization of ARMs, the expansion of third-party advisory services, the creation of new investment vehicles to manage and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2006 Compared to the Three Month Period Ended September 30, 2005

For the third quarter of 2006, we had a net income of $5.0 million available to common stockholders, or $0.06 per common share. For the third quarter of 2005, we had net income available to common stockholders of $4.2 million, or $0.05 per common share.

Our interest income for the third quarter of 2006 decreased by $10.0 million, or 17.4%, to $47.5 million compared to $57.5 million earned during the third quarter of 2005. This decrease in interest income primarily reflects the decrease in the size of our MBS portfolio, resulting from sales of certain of our MBS during the nine months ended September 30, 2006 and during the fourth quarter of 2005 and the strategic decision to limit reinvestment of principal payments received on our MBS portfolio. Excluding changes in market values, our average investment in MBS decreased by $2.906 billion, or 42.7%, to $3.900 billion for the third quarter of 2006 from $6.806 billion for the third quarter of 2005. The net yield on the MBS portfolio increased to 4.83% for the third quarter of 2006, from 3.31% for the third quarter of 2005. This increase in the net yield primarily reflects an increase in the gross yield (i.e., stated coupon) on the MBS portfolio of 119 basis points to 5.74% for the third quarter of 2006 from 4.55% for the third quarter of 2005 and a 35 basis point reduction in the cost of net premium amortization to 70 basis points for the third quarter of 2006, compared to 105 basis points for the third quarter of 2005. The decrease in the cost of premium amortization reflects the decrease in the CPR to 26.4% for the third quarter of 2006 from 34.9% CPR for the third quarter of 2005.

The following table presents the CPR experienced on our MBS portfolio, on an annualized basis, for the quarterly periods presented:

Quarter Ended	CPR

September 30, 2006	26.4%
June 30, 2006	26.1
March 31, 2006	24.4
December 31, 2005	31.2
September 30, 2005	34.9

Interest income from our short-term cash investments, comprised of money market/sweep accounts, decreased by $664,000 to $471,000 for the third quarter of 2006 from $1.1 million for the third quarter of 2005. Our cash investments yielded 4.76% for the third quarter of 2006, compared to 3.31% for the third quarter of 2005, reflecting the market increase in short-term interest rates, while our average short-term cash investments decreased by $97.0 million, to $39.2 million for the third quarter of 2006 compared to $136.3 million for the third quarter of 2005. In general, we manage our cash investments to meet the needs of our investing, financing and operating requirements.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Cost of Premium		Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield

September 30, 2006	5.74%	(0.10)%		(0.70)%	(0.11)%	4.83%
June 30, 2006	5.16	(0.09)		(0.76)	(0.10)	4.21
March 31, 2006	4.86	(0.09	)(1)	(0.64)	(0.09)	4.04
December 31, 2005	4.70	(0.09)		(0.90)	(0.09)	3.62
September 30, 2005	4.55	(0.10)		(1.05)	(0.09)	3.31

(1) The cost of net premium amortization for the quarter ended March 31, 2006 was lower as a result of a $20.7 million impairment charge taken against certain MBS at December 31, 2005. This impairment charge resulted in a new cost basis for the MBS that were identified as impaired which reduced our purchase premiums, which in turn reduced our purchase premium amortization. During the quarter ended March 31, 2006, we sold all of the MBS that were identified as impaired at December 31, 2005.

Our interest expense for the third quarter of 2006 decreased by 22.1% to $38.2 million, from $49.1 million for the third quarter of 2005. Our decrease in interest expense for the quarter ended September 30, 2006 reflects the reduction in our borrowings as a result of our actions taken since the fourth quarter of 2005 to strategically reduce our assets, liabilities and resulting leverage, partially offset by an increase in the rate paid for our borrowings. Our average liability under repurchase agreements for the third quarter of 2006 was $3.246 billion, compared to $6.151 billion for the third quarter of 2005, while the rate paid on borrowings increased to 4.67% for the third quarter of 2006, compared to 3.16% for the third quarter of 2005. The increase in the rate paid for our borrowings reflects the increase in short-term market interest rates over time. We expect that the increases in short-term market interest rates will cause further increases in our cost of funding during the remainder of 2006. Our Hedging Instruments decreased the cost of our borrowings by $1.6 million, or 19 basis points for the third quarter of 2006, while our Hedging Instruments increased our cost of borrowings by $120,000, or one basis point for the third quarter of 2005. (See Notes 2k and 4 to the accompanying consolidated financial statements, included under Item 1.)

For the quarter ended September 30, 2006, our net interest income increased by $856,000, to $9.3 million, from $8.5 million for the quarter ended September 30, 2005, reflecting the slight improvement in our net interest spread and net interest margin to 0.16% and 0.98%, respectively, for the quarter ended September 30, 2006, compared to 0.15% and 0.51%, respectively, for the quarter ended September 30, 2005.

The following table provides quarterly information regarding our average balances, interest income, interest expense, yield on assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in Thousands)
September 30, 2006	$3,899,728	$47,061	$39,240	$47,532	4.83%	$3,245,774	$38,205	4.67%	$9,327
June 30, 2006	4,337,887	45,645	47,266	46,185	4.21	3,672,905	38,818	4.24	7,367
March 31, 2006	5,276,973	53,329	61,126	53,995	4.05	4,605,790	42,785	3.77	11,210
December 31, 2005	6,378,629	57,708	115,619	58,806	3.62	5,718,634	48,498	3.36	10,308
September 30, 2005	6,806,005	56,396	136,274	57,531	3.31	6,150,582	49,060	3.16	8,471

(1) Does not reflect unrealized gains and losses.

For the quarter ended September 30, 2006, we generated net other operating income of $569,000, reflecting gains of $36,000 realized on the sale of $20.3 million of MBS. While it is our business strategy to hold our MBS as long-term investments, on an on-going basis we assess both our ability and intent to continue to hold each of our MBS. As part of this process, we monitor our investments for other-than-temporary impairment at least quarterly.

During the third quarter of 2006, we earned fees of $146,000 for investment advisory services that we provide through certain of our subsidiaries. Our revenue for such activity, which is not a material component of our operations, is expected to decrease over the remainder of 2006. For the third quarter of 2006, our remaining real estate investment, Lealand, generated a net loss of $40,000, comprised of revenues of $390,000 and expenses of $430,000, compared to a net loss of $54,000 for the three months ended September 30, 2005.

For the third quarter of 2006, we incurred operating and other expense of $2.8 million, which includes an aggregate of $430,000 for operating expenses and mortgage interest with respect to our remaining real estate investment, Lealand. Our core operating expenses, comprised of costs for compensation and benefits and other general and administrative items, were $2.4 million for the third quarter of 2006, or 0.24% of average assets, compared to $2.2 million, or 0.13% of average assets, for the third quarter of 2005. The increase in these expenses as a percentage of our average assets reflects the decrease in our average assets primarily reflecting sales of MBS. Other general and administrative expenses are comprised primarily of fees for professional services, including legal and audit fees, including the cost of complying with the provisions of the Sarbanes-Oxley Act of 2002, as amended, (“SOX”) corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

For the quarter ended September 30, 2006, the net loss of $1,000 from discontinued operations reflects the reclassification of the net results of operations for Cameron and the loss of $32,000 from discontinued operations for 2005 reflects the reclassification of the net result of operations of Greenhouse and Cameron. (See Note 2(g) to the accompanying consolidated financial statements, included under Item 1.)

Nine-Month Period Ended September 30, 2006 Compared to the Nine-Month Period Ended September 30, 2005

For the nine months ended September 30, 2006, we had a net loss of $3.8 million, or a $(0.05) per common share. For the nine months ended September 30, 2005, we had net income available to common stockholders of $31.2 million, or $0.38 per common share. The loss we experienced for the nine months ended September 30, 2006, reflects net losses of $23.1 million realized on the sale of MBS primarily as a result of our portfolio repositioning through June 30, 2006, which was partially offset by a $4.7 million (or $0.06 per common share) gain on the sale of a property which is reported as a component of discontinued operations. During the first nine months of 2005, we did not sell any MBS or other assets.

Our interest income for the nine months ended September 30, 2006 decreased by $32.2 million, or 17.9%, to $147.7 million compared to $179.9 million for the first nine months in 2005. This decrease in interest income primarily reflects the decrease in the size of our MBS portfolio, resulting from sales of certain of our MBS during the first nine months of 2006 and our strategy to limit reinvestment of principal payments received on the portfolio. Excluding changes in market values, our average investment in MBS decreased by $2.429 billion, or 35.1%, to $4.500 billion for the first nine months of 2006 from $6.929 billion for the first nine months of 2005. The net yield on the MBS portfolio increased to 4.33% for the first nine months of 2006 from 3.43% for the first nine months of 2005. This increase primarily reflects the increase in the gross yield on the MBS portfolio of 75 basis points to 5.22% for the first nine months of 2006 from 4.47% for the first nine months of 2005 and, to a lesser extent, a 17 basis point reduction in the cost of net premium amortization on the MBS portfolio to 70 basis points for the first nine months of 2006 from 87 basis points for the comparable 2005 period. The decrease in the cost of premium amortization during the first nine months of 2006 reflects the decrease in the CPR to 25.5% during the current nine month period from 29.4% CPR for the first nine months of 2005.

Interest income from our short-term cash investments, comprised of money market/sweep accounts, decreased by $145,000 to $1.7 million for the first nine months of 2006 from $1.8 million for the first nine months of 2005. Our cash investments yielded 4.56% for the first nine months of 2006, compared to 2.90% for first nine months of 2005, reflecting market increases in short-term interest rates. While our average investment in cash investments decreased to $49.1 million for the first nine months of 2006 compared to $84.1 million for the first nine months of 2005. In general, we manage our cash investments to meet our investing, financing and operating requirements.

Our interest expense for the first nine months of 2006 decreased by 11.5% to $119.8 million, from $135.3 million for the first nine months of 2005. Our decrease in interest expense for the quarter ended September 30, 2006 reflects the reduction in the amount of our borrowings which was partially offset by an increase in the rate paid on our borrowings. Our borrowings declined as a result of our actions taken since the fourth quarter of 2005 to strategically lower our assets, liabilities and resulting leverage. Our average liability under repurchase agreements for the first nine months of 2006 was $3.836 billion, compared to $6.232 billion for the first nine months of 2005, while our cost of borrowings increased to 4.2% for the first nine months of 2006, from 2.90% for the first nine months of 2005. The increase in our cost of borrowings reflects the increase in short-term market interest rates over time. We expect that the increases in short-term market interest rates will cause further increases in our cost of funding during the remainder of 2006. Our Hedging Instruments decreased the cost of our borrowings by $4.1 million, or 14 basis points for the first nine months of 2006, while our Hedging Instruments increased our cost of borrowings by $1.7 million, or four basis points for the first nine months of 2005. (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.)

For the nine months ended September 30, 2006, our net interest income decreased by $16.7 million, or 37.4%, to $27.9 million, from $44.6 million for the nine months ended September 30, 2005, reflecting the decrease in the size of our MBS portfolio and our borrowings through repurchase agreements. Further, the increase in interest rates, along with the flattened and at times inverted yield curve, has reduced our net interest spread and margin to 0.15% and 0.81%, respectively, for the nine months ended September 30, 2006, from 0.52% and 0.84%, respectively, for the first nine months of 2005.

For the first nine months of 2006, we realized net other operating losses of $21.4 million, comprised primarily of $23.1 million of net losses on sales of MBS, as a result of the repositioning of our MBS portfolio. Our remaining real estate investment generated revenue of $1.2 million for the first nine months of 2006 and we earned $600,000 in advisory fees. During the first nine months of 2005, our real estate property generated revenue of $1.1 million.

During the first nine months of 2006, we incurred operating and other expenses of $8.8 million, including real estate operating expenses and mortgage interest of $1.2 million attributable to our remaining real estate investment. (See Note 5 to the accompanying consolidated financial statements, included under Item 1.) For the first nine months of 2006, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $7.6 million, or 0.22% of average assets, compared to $7.2 million, or 0.14% of average assets, for the first nine months of 2005. The increase in our expenses as a percentage of our average assets, reflects the decrease in our average assets resulting from our MBS sales during the first nine months of 2006. Other general and administrative expense, which were $3.0 million for the first nine months of 2006 compared to $2.8 million for the first nine months of 2005, are comprised primarily of the cost of professional services, including legal and auditing fees, which includes the cost of complying with the provisions of SOX, corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

During the first nine months of 2006, we reported income of $4.6 million from discontinued operations, or $0.06 per common share, which primarily reflects a first quarter 2006 gain of $4.7 million realized on the sale of Greenhouse. The reported net loss of $134,000 from discontinued operations reflects the restated net results of operations for Greenhouse and Cameron. (See Note 2(g) to the accompanying consolidated financial statements, included under Item 1.)

Liquidity and Capital Resources

Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and, from time to time, proceeds from capital market transactions. We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS and make dividend payments on our capital stock. In addition, we use cash to fund our operations, enter into certain hedging transactions, repurchase shares of our common stock pursuant to our Repurchase Program and make such other investments that we consider appropriate.

Borrowings under our repurchase agreements were $3.986 billion at September 30, 2006 compared to $5.100 billion at December 31, 2005. We decreased our borrowings as we sold MBS and did not fully reinvest the proceeds from repayments on MBS during the first six months of 2006. Commencing in the third quarter of 2006, we began to increase our investing activity and related borrowings. Our leverage, as measured by debt-to-equity, was 5.9 times as of September 30, 2006, up from 4.3 times at June 30, 2006. During the year ended December 31, 2005, our debt-to-equity ratio ranged from approximately 7.8 times to 9.0 times. As a result of being lower leveraged, we are strategically positioned to take advantage of attractive investment opportunities as they arise. At September 30, 2006, our repurchase agreements had a weighted average borrowing rate of 4.89%, on loan balances of between $52,000 and $133.2 million. Our repurchase agreements generally have original terms to maturity ranging from one to 36 months at inception of the loan and fixed interest rates that are typically based off of LIBOR.

During the nine months ended September 30, 2006, we sold 84 MBS which generated cash proceeds of $1.844 billion and received cash of $1.174 billion from prepayments and scheduled amortization on our MBS. Since our

MBS are generally financed with repurchase agreements, a significant portion of the proceeds from our MBS sales, prepayments and scheduled amortization were used to repay balances under our repurchase agreements. During the nine months ended September 30, 2006, we purchased $1.914 billion of ARM-MBS using proceeds from repurchase agreements and cash. While we generally intend to hold our MBS as long-term investments, certain MBS may be sold as part of managing our interest rate risk and liquidity needs and in order to meet other operating objectives. As such, all of our MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty.

During the first nine months of 2006, we received cash proceeds, net of selling expenses, of $14.0 million from the sale of Greenhouse, of which $6.1 million was used to satisfy the mortgage on such property and $1.4 million was used to pay a portion of the built-in-gains tax resulting from the sale. The remaining $455,000 installment of the total built-in-gains tax on the sale of Greenhouse will be paid during the fourth quarter of 2006.

During the nine months ended September 30, 2006, we paid cash dividends of $6.1 million on our preferred stock and $12.1 million on our common stock. In addition, on October 2, 2006, we declared our third quarter 2006 dividend on our common stock, which totaled $4.0 million and was paid on October 31, 2006 to stockholders of record on October 13, 2006. We used cash of $5.7 million to repurchase 926,500 shares of our common stock during the first six months of 2006 pursuant to our Repurchase Program; we did not repurchase any shares of our common stock during the quarter ended September 30, 2006. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate, using our available cash resources. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

At September 30, 2006, we had an aggregate of $252.8 million available under our two effective shelf registration statements on Form S-3. We may in the future, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements. In addition, at September 30, 2006, we had approximately 9.5 million shares of common stock available under our DRSPP shelf registration statement on Form S-3 for issuance in connection with the DRSPP.

To the extent that we raise additional equity capital from future capital market transactions, we currently anticipate using the net proceeds to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreements and for general corporate purposes, among other things. We may also consider acquiring additional interests in residential ARMs, multi-family apartment properties and/or other investments consistent with our investment strategies and operating policies. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

In order to reduce our interest rate risk exposure, we may enter into derivative financial instruments, such as Caps and Swaps. Our Caps and Swaps are designated as cash-flow hedges against our current and anticipated 30-day LIBOR term repurchase agreements. At September 30, 2006, we had Caps with an aggregate notional amount of $150.0 million, an average remaining active period of five months and an average cap rate of 3.83%. The counterparties to our Caps are required to make cash payments to us if the benchmark market interest rate is above the rate specified in a Cap agreement on the measurement date specified in the Cap agreement. During the nine months ended September 30, 2006, we received payments of $2.2 million on our Caps. At September 30, 2006, we had Swaps with an aggregate notional amount of $249.0 million, with maturities extending through August 23, 2009. We paid a weighted average fixed rate of 3.68% on our Swaps and received a variable rate of 5.02% during the first nine months of 2006. Our Swaps resulted in net interest savings of $3.2 million, or 11 basis points, for the first nine months of 2006. During the nine months ended September 30, 2006, we did not purchase any Caps, had Caps with $150.0 million notional amount expire, entered into three Swaps with an aggregate notional amount of $114.0 million with a weighted average fixed pay rate of 5.41% for 36 months, and had $180.0 million of Swaps expire. (See Note 4 to the accompanying consolidated financial statements, included under Item 1.)

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders require additional collateral (i.e., a margin call). To cover a margin call, we may pledge additional securities or cash. Specifically, margin calls result from a decline in the value of our MBS collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from principal reduction of such MBS from scheduled amortization and prepayments on the mortgages underlying our

MBS, changes in market interest rates and other market factors. From time to time, we may provide cash to be held on deposit as collateral with lenders, which we report on our balance sheet as “restricted cash”. At the time one of our repurchase agreement rolls (i.e., matures), any restricted cash on deposit is generally applied against the repurchase agreement balance, thereby reducing the amount of the borrowing. We believe we have adequate financial resources to meet our obligations as they come due, including margin calls, and to fund dividends we declare as well as to actively pursue our investment strategies. Through September 30, 2006, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral. At September 30, 2006, we had MBS with a fair value of $311.9 million that were not pledged as collateral and $53.1 million of cash. Should market interest rates and/or prepayment speeds on the mortgages underlying our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

OTHER MATTERS

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2005 and this quarterly report on Form 10-Q for the quarter ended September 30, 2006. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (the “55% Test”) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (the “80% Test”). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of September 30, 2006, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

INTEREST RATE RISK

We primarily invest in ARM-MBS. We expect that over time our ARM-MBS will experience higher prepayment rates than fixed-rate MBS. This is based on our assumption that homeowners with adjustable-rate and hybrid mortgages generally exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we believe that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with September 30, 2006, the CPR on our MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.0%.

We take into account both anticipated coupon resets and expected prepayments when measuring sensitivity of our ARM-MBS portfolio to changes in interest rates. In measuring our assets-to-borrowings repricing gap (the “Repricing Gap”), we measure the difference between: (a) the weighted average months until coupon adjustment or projected prepayment on our ARM-MBS portfolio; and (b) the months remaining on our repurchase agreements applying the same projected prepayment rate and including the impact of our Swaps. Assuming a 25% CPR, the weighted average term to repricing or assumed prepayment for our ARM-MBS portfolio, as of September 30, 2006, was approximately 17 months and the average term remaining on our repurchase agreements, including the impact of our Swaps, was approximately 11 months, resulting in Repricing Gap of 6 months. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities. As of September 30, 2006, based on contractual terms (i.e., assuming no prepayments), our ARM-MBS portfolio had a weighted average term to repricing of approximately 28 months and our repurchase agreements, including the impact of our Swaps, had a weighted average term remaining of approximately 11 months, resulting in a Repricing Gap of approximately 17 months. Based on historical results, we believe that applying a 25% CPR assumption provides a reasonable estimate of the Repricing Gap for our ARM-MBS portfolio over time.

The interest rates for most of our adjustable-rate assets are primarily benchmarked to the LIBOR, one-year constant maturity treasury (“CMT”) rate, or the 12-month CMT moving average (“MTA”), while our repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together (while MTA is a lagging index to CMT) there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At September 30, 2006, 59.7% of our ARM-MBS portfolio repriced based on the one-year LIBOR index, 21.2% based on the one-year CMT index, 17.7% based on the MTA and 1.4% based on the 11th District Cost of Funds Index (also known as “COFI”).

Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our borrowings (i.e., repurchase agreements). In general, the repricing of our debt obligations occurs more quickly than the repricing of our assets. Therefore, on average, our cost of borrowings may rise or fall more quickly in response to changes in market interest rates than may the yield on our interest-earning assets.

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities during a particular period. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to result in a decrease in net interest income. At September 30, 2006, we had a negative gap, as our liabilities repriced at a faster rate than our assets. As discussed above, our gap analysis is prepared assuming a CPR of 25%; however, actual prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, or the behavior of various indexes applicable to our assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.

The following table presents our interest rate risk using the gap methodology applying a 25% CPR at September 30, 2006:

	At September 30, 2006

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total

Interest-Earning Assets:
Adjustable Rate - MBS	$1,694,168	$1,023,979	$577,930	$426,704	$883,856	$4,606,637
Fixed-Rate - MBS	–	–	–	–	–	–
Cash	53,143	–	–	–	–	53,143

Total interest-earning assets	$1,747,311	$1,023,979	$577,930	$426,704	$883,856	$4,659,780

Interest-Bearing Liabilities:
Repurchase agreements	$2,185,300	$305,100	$1,227,690	$268,000	$–	$3,986,090
Mortgage loans					16,403	16,403

Total interest-bearing liabilities	$2,185,300	$305,100	$1,227,690	$268,000	$16,403	$4,002,493

Gap before Hedging Instruments	$(437,989)	$718,879	$(649,760)	$158,704	$867,453	$657,287
Notional Amounts of Swaps	249,000	–	–	–	–	249,000
Cumulative Difference Between
Interest-Earnings Assets and
Interest Bearing Liabilities after
Hedging Instruments	$(188,989)	$529,890	$(119,870)	$38,834	$906,287

As part of our overall interest rate risk management strategy, we periodically use Hedging Instruments to mitigate a portion of the negative impact of significant increases in interest rates. Our interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. At September 30, 2006, we had Caps with an aggregate notional amount of $150.0 million and Swaps with a notional amount of $249.0 million, all of which were active. During the nine months ended September 30, 2006, we received, or were due payments of, $3.2 million from our Swap counterparties and $2.2 million from Cap counterparties and recognized $1.3 million of premium amortization on such Caps. The notional amount of our Swaps are presented in the table above, as our Swaps impact the cost of a portion of our repurchase agreements. The notional amounts of our Caps, which hedge against increases in interest rates on our LIBOR-based repurchase agreements, are not considered in our gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, limit the amount of interest rate change that can occur relative to our hedged liability. In addition, the notional amounts of our Hedging Instruments are not reflected in our consolidated balance sheets. Our Caps, at the time of purchase, are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which are typically priced off of LIBOR.

MARKET VALUE RISK

All of our MBS are designated as “available-for-sale” assets. As such, we carry our MBS at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of stockholders’ equity. (See Note 10 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of our MBS fluctuates primarily due to changes in interest rates and other factors. At September 30, 2006, our MBS were primarily comprised of Agency MBS or AAA rated MBS, such that changes in the estimated fair value of most of our MBS are generally not credit-related. To a limited extent we are exposed to credit-related market value risk, as at September 30, 2006 we held $10.1 million of non-Agency MBS that were rated below AAA, and $2.7 million of non-rated securities. Generally, in a rising interest rate environment, the estimated fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of our MBS would be expected to increase. If the estimated fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional collateral in the form of additional MBS or cash due to such decline. If we were unable to meet our margin calls, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, which could result in a loss to us. In a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not purchasing securities to replace securities as they amortize and/or prepay, thereby “shrinking the balance sheet.” Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in our net interest income could negatively impact our cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.

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

Our assets, which are pledged to secure repurchase agreements, are high-quality, liquid assets. As a result, we have not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, there can be no assurances that we will always be able to roll over our repurchase agreements. At September 30, 2006, we had cash and cash equivalents of $53.1 million and unpledged securities of $311.9 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change to our liquidity position.

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

For tax accounting purposes, we amortize the purchase premiums and discounts based on the constant effective yield at the purchase date. Therefore, on a tax basis, our premium amortization typically differs from what we report for financial purposes under GAAP. At September 30, 2006, our gross unamortized premium for ARM-MBS for financial accounting purposes was $79.6 million (1.8% of the principal balance of MBS) while our gross unamortized premium for federal tax purposes was estimated at $76.9 million.

In general, we believe that we are able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that we could identify acceptable investments and reinvest proceeds on a timely basis.

TABULAR PRESENTATION

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of our Hedging Instruments, over the next twelve months based on the assets in our investment portfolio on September 30, 2006. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+1.00%	(39.3%)	(1.3%)
+0.50%	(17.4%)	(0.6%)
-0.50%	18.0%	0.4%
-1.00%	33.2%	0.6%

We have made certain assumptions in connection with the calculation of the information in the above table and, therefore, cannot assure that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2006. The analysis presented utilizes assumptions and estimates based on our judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change our interest rate risk profile. We note that the information in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the table and changes in interest rates over any period could be greater than the changes in interest rates shown in the above table.

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

The impact on our portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.95 and effective convexity (i.e., approximates the change in duration relative to the change in interest rates) of (0.70). Duration and convexity can change significantly over time, the timing and severity of which are primarily driven by changes and volatility in the interest rate environment. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from the Hedging Instruments that hedge our repurchase agreements. Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets. When interest rates are Shocked, we adjust prepayment assumptions based on our expectations along with the results from our prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 2.6% decrease in the CPR of our MBS portfolio.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 31, 2006	MFA MORTGAGE INVESTMENTS, INC.

	By:	/s/ Stewart Zimmerman

Stewart Zimmerman President and Chief Executive Officer

	By:	/s/ William S. Gorin

William S. Gorin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Teresa D. Covello

Teresa D. Covello Senior Vice President Chief Accounting Officer and Treasurer (Principal Accounting Officer)