Form 10-K
period 2006-12-31
MFA MORTGAGE INVESTMENTS
filed 2007-02-16
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13991

MFA MORTGAGE INVESTMENTS, INC.
 (Exact name of registrant as specified in its charter)

Maryland	13-3974868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Park Avenue, 21st Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 207-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

8.50% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.01 par value

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          On June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $541,541,037 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.

          On February 13, 2007, the registrant had a total of 80,750,814 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s proxy statement for the 2007 annual meeting of stockholders scheduled to be held on May 22, 2007 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or Act), and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act). We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2006. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

          In this annual report on Form 10-K, we refer to MFA Mortgage Investments, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

PART I

Item 1.	Business.

THE COMPANY

          We are a self-advised real estate investment trust (or REIT) primarily engaged in the business of investing, on a leveraged basis, in mortgage-backed securities (or MBS). Our assets consist primarily of hybrid and adjustable-rate MBS (or, collectively, ARM-MBS) issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (or, collectively, Agency MBS), high quality ARM-MBS rated in one of the two highest rating categories by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (or Rating Agencies), MBS-related receivables and cash. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense on the borrowings we use to finance our investments and our operating costs.

          At December 31, 2006, we had total assets of approximately $6.444 billion. Of these assets, 99.3% consisted of Agency MBS, high quality AAA rated MBS, MBS-related receivables and cash. Our other investments, primarily consisting of an indirect investment in a multi-family apartment property and $20.0 million of non-Agency MBS rated below AAA, comprised less than 1.0% of our remaining assets at December 31, 2006. (See Notes 3 and 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) In addition, we, through wholly-owned subsidiaries, provide investment advisory services to third-party institutions with respect to their MBS portfolio investments, and, as of December 31, 2006, had approximately $363.7 million of assets under management.

          We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998. We have elected to be treated as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we must comply with a number of requirements under U.S. federal income tax law, including that we must distribute at least 90% of our annual net taxable income to our stockholders, subject to certain adjustments.

INVESTMENT STRATEGY

          We are primarily engaged in the business of investing in Agency MBS and other high quality ARM-MBS, which are primarily secured by pools of hybrid and adjustable-rate mortgage loans (or, collectively, ARMs) on single family residences. Our operating policies require that at least 50% of our investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by one of the Rating Agencies. The remainder of our assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments issued by corporations or government agencies.

          The ARMs collateralizing our MBS are comprised of hybrid mortgage loans, which have interest rates that are fixed for a specified period (typically three to seven years) and, thereafter, generally adjust annually to an increment over a specified interest rate index, and, to a lesser extent, adjustable-rate mortgage loans, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Interest rates on the ARMs collateralizing our MBS are based on specific index rates, such as the one-year constant maturity treasury (or CMT) rate, the London Interbank Offered Rate (or LIBOR), the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) or the 11th District Cost of Funds Index (or COFI). In addition, the ARMs collateralizing our MBS typically have interim and lifetime caps on interest rate adjustments.

          Because the coupons earned on ARM-MBS adjust as interest rates change, typically after a fixed-rate period, the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS. In order to mitigate our interest rate risks, our strategy is to maintain a substantial majority of our portfolio in ARM-MBS. At December 31, 2006, ARM-MBS comprised 98.4% of our total assets and 100% of our total MBS. The ability of ARM-MBS to reset based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not entirely eliminated.

FINANCING STRATEGY

          Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio. We typically utilize repurchase agreements to finance the acquisition of MBS and, during 2006, significantly expanded our use of Swaps to hedge the interest rate risk associated with certain of our repurchase agreements. At December 31, 2006, we had $5.723 billion outstanding under repurchase agreements, a portion of which were hedged with Swaps having a notional amount of $1.809 billion. At December 31, 2006, our assets-to-equity ratio was 9.5 to 1 and our debt-to-equity ratio was 8.4 to 1.

          Repurchase agreement are financings (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders). The amount borrowed under a repurchase agreement is limited to a specified percentage of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price. The difference between the sale price and repurchase price is the cost, or interest expense, of borrowing under a repurchase agreement. Our cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin, although such agreements may not expressly incorporate a LIBOR index. Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral or, with the consent of the lender, we may renew such agreement at the then prevailing market interest rate. Under our repurchase agreements, a lender may require that we pledge additional assets to such lender (i.e., by initiating a margin call) in the event the estimated fair value of our existing pledged collateral declines below a specified percentage during the term of the borrowing. Our pledged collateral fluctuates in value due to, among other things, principal repayments and market changes in interest rates. Through December 31, 2006, we had satisfied all of our margin calls.

          In order to reduce our exposure to counterparty-related risk, we enter into repurchase agreements only with financial institutions that have a long-term debt rating of, or, to the extent applicable, have a holding or parent company with a long-term debt rating of, single A or better as determined by one of the Rating Agencies (or Quality Institutions). If this minimum criterion is not met, we will not enter into repurchase agreements with a lender without the specific approval of our Board of Directors (or the Board). In the event an existing lender’s or, if applicable, its holding or parent company’s rating is downgraded below single A, we will seek the approval of the Board before entering into additional repurchase agreements with that lender. We generally seek to diversify our exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times our stockholders’ equity. At December 31, 2006, we had amounts outstanding under repurchase agreements with 13 separate lenders, with a maximum net exposure (the difference between the amount loaned to us, including interest due on such loans, and the estimated fair value of the security pledged by us as collateral) to any single lender of $56.7 million.

          At December 31, 2006, assuming a 25% constant prepayment rate (or CPR), our repricing gap (i.e., the weighted average time period until our ARM-MBS are expected to prepay or reprice less the weighted average time period for liabilities to reprice (or Repricing Gap)) was eight months, reflecting a weighted average term to repricing or expected prepayment for the ARM-MBS portfolio of 23 months and a weighted average term to repricing for our repurchase agreements of 15 months.

          We enter into derivative financial instruments (or Hedging Instruments) to hedge against increases in interest rates on a portion of our anticipated LIBOR-based repurchase agreements. Through December 31, 2006, our Hedging Instruments have consisted of interest rate swap agreements (or Swaps) and interest rate caps (or Cap Agreements or Caps). Our Swaps are used to lock-in fixed interest rates, over the term of the Swap, related to a portion of our current and anticipated 30-day term repurchase agreements. At December 31, 2006, we were a party to 33 fixed-pay Swaps with an aggregate notional amount of $1.809 billion. Our Swaps reduced the cost of our interest expense by $4.1 million for 2006 and shortened our mismatch by four months. A Cap Agreement is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time. Under our Cap Agreements, if the 30-day LIBOR were to increase above the interest rate specified in each Cap during the effective term of such Cap, we would be entitled to receive monthly payments from the counterparty to such Cap during the period that the 30-day LIBOR exceeded such specified interest rate. At December 31, 2006, we had three outstanding Cap Agreements, with an aggregate notional amount of $150.0 million, designated as a hedge against current and anticipated 30-day term repurchase agreements. During

2006, we received or were due payments of $2.8 million from counterparties on our Caps and recognized premium amortization of $1.7 million. We do not anticipate entering into derivatives for speculative or trading purposes. (See Note 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          We indirectly own one multi-family apartment property, which is subject to a long-term fixed-rate mortgage loan. The mortgage collateralized by this property is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property. At December 31, 2006, the mortgage secured by this multi-family apartment property was $9.6 million. (See Note 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          In the future, we may also use other sources of funding, in addition to repurchase agreements, to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

ADVISORY BUSINESS AND OTHER INVESTMENTS

          We, through wholly-owned subsidiaries, provide investment advisory services to third-party institutions with respect to their MBS portfolio investments, and, as of December 31, 2006, we had approximately $363.7 million of assets under management for one institution.

          Even though we have acquired primarily Agency and AAA rated MBS to date, pursuant to our operating policies, we also acquire MBS and other mortgage-related assets of lower credit quality (i.e., Non-Agency MBS, or other securities rated below AA). At December 31, 2006, 0.3% of our MBS portfolio was invested in mortgage-related securities that were rated AA or below. To the extent that we identify attractive investment opportunities, we may acquire additional assets in the future that are rated below AA, or in some cases are unrated.

          We continue to explore alternative business strategies, investments and financing sources and other initiatives to complement our core business strategy. However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiative will favorably impact us.

CORPORATE GOVERNANCE

          We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced.

•	Our Board is composed of a majority of independent directors. Our Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors, officers and employees. In addition, we have implemented Whistle Blowing Procedures for Accounting and Auditing Matters that sets forth procedures by which any officer or employee may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.

•

We have an insider trading policy that prohibits any of our directors, officers or employees from buying or selling our common and preferred stock on the basis of material nonpublic information and prohibits communicating material nonpublic information to others.

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the SOX Act), which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2006. (See Item 9A, “Controls and Procedures” included in this annual report on Form 10-K.)

COMPETITION

          We operate in the mortgage-REIT industry. We believe that our principal competitors in the business of acquiring and holding MBS of the types in which we invest are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage-REITs. Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act of 1940, as amended (or the Investment Company Act)) as us. In addition, many of these entities have greater financial resources and access to capital than us. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS, resulting in higher prices and lower yields on such assets.

EMPLOYEES

          At December 31, 2006, we had 16 employees, 15 of which were full-time and one that was part-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

          We maintain a website at www.mfa-reit.com. We make available, free of charge, on our website our (a) annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Our Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. We also provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Timothy W. Korth, General Counsel, Senior Vice President – Business Development and Secretary, at MFA Mortgage Investments, Inc., 350 Park Avenue, 21st floor, New York, New York 10022.

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

          Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including our interest rate and prepayment risks, while maintaining our qualification as a REIT. In addition, we face risks inherent in our other assets, comprised of an indirect 100% interest in a multi-family apartment property, non-Agency MBS rated below AAA and derivative financial instruments. Although these assets represent a small portion of our total assets, less than 1.0% at December 31, 2006, they have the potential of materially impacting our operating performance in future periods if such assets were to become impaired.

An increase in our borrowing costs relative to the interest we receive on our MBS may adversely affect our profitability.

          In general, we generate income primarily based upon the spread (i.e., the difference) between the interest income we earn on our MBS portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements, typically with terms from one to 36 months, to finance the acquisition of MBS which have longer-term contractual maturities. Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS. If the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be adversely affected.

•

Changes in interest rates, cyclical or otherwise, may adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. In general, we finance the acquisition of our MBS through borrowings in the form of repurchase agreements, which expose us to interest rate risk on the acquired assets. The cost of our borrowings is based on prevailing market interest rates. Because the term of our repurchase agreements typically ranges from one to 36 months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase agreements are entered into upon the maturity of existing repurchase agreements) than the interest rates on our MBS. During a period of rising interest rates, our borrowing costs could increase at a faster pace than our interest earnings on the leveraged portion of our MBS portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•

Hybrid MBS have fixed interest rates for an initial period which may reduce our profitability if short-term interest rates increase. The ARMs collateralizing our MBS are primarily comprised of hybrids, which have interest rates that are fixed for an initial period (typically three to seven years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. Accordingly, during a period of rising interest rates, the cost of our borrowings would increase while the interest income we earn on our MBS portfolio would not increase with respect to our MBS collateralized with hybrid ARMs that were then in their fixed rate period. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•

A flat or inverted yield curve may adversely affect ARM-MBS prepayment rates and supply. Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.” We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our MBS to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid and adjustable-rate mortgages possibly decreasing the supply of ARM-MBS. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid or adjustable-rate mortgage rates, further increasing ARM-MBS prepayments and further negatively impacting ARM-MBS supply. Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•

Interest rate caps on the ARMs collateralizing our MBS may adversely affect our profitability if short-term interest rates increase. The financial markets primarily determine the interest rates that we pay on our borrowings used to finance the acquisition of our MBS; however, the level of increase in interest rates on our ARM-MBS is typically limited by contract. The interim and lifetime interest rate caps on the ARMs collateralizing our MBS limit the amount by which the interest rates on such assets can adjust. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during any given year or period. Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular ARM. Our borrowings are not subject to similar restrictions. Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase agreements are entered into upon the maturity of existing repurchase agreements) while increases in the interest rates earned on the ARMs collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

•

Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS. In general, the interest rates on our borrowings are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or another index rate, such as the one-year CMT rate, MTA or COFI. Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on our ARM-MBS. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders.

Prepayment rates on the mortgage loans underlying our MBS may adversely affect our profitability.

          The MBS that we acquire are primarily secured by pools of ARMs on single-family residences. In general, the ARMs collateralizing our MBS may be prepaid at any time without penalty (other than certain MTA-indexed ARMs). Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., payoff the mortgage) upon selling or refinancing their mortgaged property. In addition, because our MBS are primarily Agency MBS, defaults and foreclosures on such guaranteed MBS typically have the same effect as prepayments. When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which provides us with an expected yield on such MBS. When homeowners/mortgagees prepay their mortgage loans faster than anticipated, it results in a faster prepayment rate on the related MBS in our portfolio and this may adversely affect our profitability. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

          We often purchase MBS that have a higher interest rate than the prevailing market interest rate. In exchange for a higher interest rate, we typically pay a premium over par value to acquire these securities. In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS. If the mortgage loans securing our MBS prepay at a rapid rate, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability. Our investment policies allow us to acquire MBS at an average portfolio purchase price of up to 103.5% of par value. As of December 31, 2006, the amortized cost of our portfolio of MBS was approximately 101.6% of par value.

          Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time. As the holder of MBS, we receive a portion of our investment principal when underlying mortgages are prepaid. In order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates decline, we may earn a lower return on the new investment as compared to the original MBS. Prepayments may have a negative impact on our financial results, the effects of which depends on, among other things, the amount of unamortized premium on the MBS, the reinvestment lag and the reinvestment opportunities.

Our business strategy involves a significant amount of borrowing that exposes us to additional risks.

          Pursuant to our financing strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to acquire additional investment assets. Future increases in the amount by which the collateral value is required to contractually exceed the repurchase agreement loan amount, decreases in the market value of our MBS, increases in interest rate volatility, and changes in the availability of financing could cause us to be unable to achieve the degree of leverage we believe to be optimal. As a result, we may be less profitable than we would be otherwise. In addition, if the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of our leveraged structure. The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•

Our profitability may be limited by a reduction in our leverage. As long as we earn a positive spread between interest and other income we earn on our assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage. However, the amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings. In addition, in response to certain interest rate and investment environments, we could implement a strategy of reducing our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•

If we are unable to renew our borrowings at favorable rates, it may force us to sell assets and our profitability may be adversely affected. Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis. Our ability to enter into repurchase agreements in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of financing and other conditions existing in the lending market at that time. If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability.

•

A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions. The market value of our MBS, generally moves inversely to changes in interest rates and, as a result, may be negatively impacted by increases in interest rates. Accordingly, in a rising interest rate environment, the value of our assets may decline. A decline in the market value of our MBS may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. As a result, we could be forced to sell some of our assets in order to maintain liquidity. Forced sales typically result in lower sales prices than do market sales which are made in the normal course of business. If our MBS were liquidated at prices below our amortized cost (i.e., the carrying value) of such investments, we would incur losses.

•

Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. We use repurchase agreements for most of our borrowing. Our policy is to enter repurchase agreements only with Quality Institutions. Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code. In the unlikely event that a lender under our repurchase agreements files for bankruptcy it may be difficult for us to recover our assets pledged as collateral to such lender. In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under these agreements without delay.

We may experience a decline in the market value of our assets.

          A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Our investment strategy may involve credit risk.

          The holder of an ARM or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Our investment policy requires that at least 50% of our assets consist of ARM-MBS that are either issued or guaranteed by a federally charted corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or are rated in one of the two highest rating categories by at least one of the Rating Agencies. Even though we have acquired primarily Agency and AAA rated MBS to date, pursuant to our investment policy, we have the ability to acquire MBS and other investment assets of lower credit quality. At December 31, 2006, we owned $20.0 million of MBS rated below AAA. Such lower credit quality investments could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on, or if the Rating Agencies downgrade the credit rating of, these assets.

Our use of derivatives to mitigate our interest rate risks may not be effective and may expose us to counterparty risks.

          In accordance with our operating policies, we may enter into certain types of derivative financial instruments, including Swaps, Caps and floors and other derivative transactions, to help us mitigate interest rate risk. No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed or that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition. Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks. We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

          In addition, we use Swaps and Caps to hedge against anticipated future increases in interest rates on our repurchase agreements. Our policy is to enter into Caps and Swaps only with Quality Institutions. In the unlikely event that one of our counterparties cannot perform under the terms of our Cap Agreements, in addition to not receiving payments due under such Cap Agreements that off-set our interest expense, we would also incur a loss for all remaining unamortized premium paid for the specific Cap Agreement. Should a counterparty to a Swap be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap. In addition, we may be at risk for any collateral held by a counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy.

Changes in accounting treatment may adversely affect our profitability.

          We are awaiting further clarification by the Financial Accounting Standards Board (or FASB) regarding the current financial statement presentation for transactions which involve the acquisition of MBS from a counterparty and the subsequent financing of these MBS through repurchase agreements with the same counterparty. Although we believe that our current accounting treatment for these transactions is appropriate, we will reevaluate our position upon the issuance of further guidance from the FASB. If we determine that we are required to apply the position taken by certain members of the accounting community, based on a technical interpretation of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the potential change in our accounting treatment would not affect the economics of these transactions, but would affect how these transactions were reported on our consolidated financial statements. We believe that under this technical interpretation for same party transactions we would be precluded from presenting MBS and the related financings, as well as the related interest income and interest expense, on a gross basis on our consolidated financial statements. Instead, we would present the net investment in these transactions as derivatives and report the corresponding change in fair value of such derivatives on our consolidated statements of income. If the FASB determines that the technical interpretation should be applied to previously issued financial statements, our historical annual and quarterly net income could be materially and adversely impacted by changes in the fair value of such derivatives and other factors.

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

We may be subject to risks associated with our investments in real estate.

          Real property investments are subject to varying degrees of risk. The economic returns from our indirect investment in Lealand Place, a 191-unit multi-family apartment property located in Lawrenceville, Georgia (or Lealand Place), may be impacted by a number of factors, including general and local economic conditions, the relative supply of apartments and other housing in the area, interest rates on mortgage loans, the need for and costs of repairs and maintenance of the property, government regulations and the cost of complying with them, taxes and inflation. In general, local conditions in the applicable market area significantly affect occupancy or rental rates for multi-family apartment properties. Real estate investments are relatively illiquid and, therefore, we will have limited ability to dispose of our investment quickly in response to changes in economic or other conditions. In addition, under certain circumstances, we may be subject to significant tax liability in the event that we sell our investment in the property. Under various federal, state and local environmental laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property or personal injury damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property. We must operate the property in compliance with numerous federal, state and local laws and regulations, including landlord tenant laws, the Americans with Disabilities Act of 1990 and other laws generally applicable to business operations. Noncompliance with such laws could expose us to liability.

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

Our qualification as a REIT.

          We believe that we qualify for taxation as a REIT for U.S. federal income tax purposes and plan to operate so that we can continue to meet the requirements for qualification and taxation as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like mortgage interest, that are itemized in the REIT tax laws. In addition, the composition of our assets must meet certain requirements at the close of each quarter. There can be no assurance that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains) on an annual basis. Such distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement. Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

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

Compliance with securities laws and regulations could be costly.

          The SOX Act and the rules and regulations promulgated by the SEC and the New York Stock Exchange affect the scope, complexity and cost of corporate governance, regulatory compliance and reporting, and disclosure practices. We believe that these rules and regulations will continue to make it costly for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain the same coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our Board (particularly with respect to Board members serving on our Audit Committee).

Loss of our Investment Company Act exemption would adversely affect us.

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act. If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (i.e., qualifying interests). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including qualifying interests) (or the 80% Test). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as qualifying interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that it at all times qualifies for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of December 31, 2006, we had determined that we were in and had maintained compliance with both of the 55% Test and the 80% Test.

Item 1B.	Unresolved Staff Comments.

          None.

Item 2.	Properties.

          Executive Office

          We have a lease for 4,800 square feet through August 31, 2012 for our corporate headquarters located at 350 Park Avenue, New York, New York that provides for, among other things, monthly payments based on annual rent of: (i) $348,000 through November 30, 2008 and (ii) $358,000 from December 1, 2008 through August 31, 2012. We also have a lease for an additional 2,600 square feet for our corporate headquarters, which commenced in March 2005 and will run through July 31, 2007. This lease provides for, among other things, monthly payments based on annual rent of $152,000. In addition, we have a lease for 860 square feet through December 2007 for our off-site back-up facility located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $26,000 for 2007. We are presently reviewing office space alternatives to replace our lease that expires in July 2007 and to address our future facility requirements. Given that current market rents in New York, New York are significantly higher than the rents we pay under our current leases, we anticipate that our occupancy costs will increase to market rates during 2007 and thereafter.

          Properties Owned Through Subsidiary Corporations

          At December 31, 2006, we indirectly owned all of the interests in Lealand Place. (See Note 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) Lealand Place is located at 2945 Cruse Road, Lawrenceville, Georgia.

Item 3.	Legal Proceedings.

          None.

          To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None.

Item 4A.	Executive Officers of the Company.

          The following table sets forth certain information with respect to each of our executive officers. The Board appoints or annually reaffirms the appointment of all of our executive officers.

Officer	Age at December 31, 2006	Position held with the Company

Stewart Zimmerman	62	Chairman of the Board, Chief Executive Officer and President
William S. Gorin	48	Executive Vice President and Chief Financial Officer
Ronald A. Freydberg	46	Executive Vice President and Chief Portfolio Officer
Teresa D. Covello	41	Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth	41	General Counsel, Senior Vice President – Business Development and Secretary

          Stewart Zimmerman has served as our Chief Executive Officer, President and a Director since 1997 and was appointed Chairman of the Board in March 2003. From 1989 through 1997, he initially served as a consultant to The America First Companies and became Executive Vice President of America First Companies, L.L.C. During this time, he held a number of positions: President and Chief Operating Officer of America First REIT, Inc. and President of several mortgage funds, including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series L.P., Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2-Limited Partnership. Previously, Mr. Zimmerman held various progressive positions with other companies, including Security Pacific Merchant Bank, EF Hutton & Company, Inc., Lehman Brothers, Bankers Trust Company and Zenith Mortgage Company. Mr. Zimmerman holds a Bachelors of Arts degree from Michigan State University.

          William S. Gorin serves as our Executive Vice President and Chief Financial Officer. He has served as Executive Vice President since 1997 and was appointed Chief Financial Officer and Treasurer in 2001. From 1998 to 2001, Mr. Gorin served as our Executive Vice President and Secretary. From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, serving as a First Vice President in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc. in various positions in corporate finance and direct investments. Mr. Gorin has a Masters of Business Administration degree from Stanford University and a Bachelor of Arts degree in Economics from Brandeis University.

          Ronald A. Freydberg serves as our Executive Vice President and Chief Portfolio Officer, which positions he was appointed to in 2001. From 1998 to 2001, he served as our Senior Vice President. From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. From 1994 to 1995, he was with the Global Markets Group. In that position, he was involved in commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp. Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

          Teresa D. Covello serves as our Senior Vice President, Chief Accounting Officer and Treasurer, which positions she was appointed to in 2003. From 2001 to 2003, Ms. Covello served as our Senior Vice President and Controller. From 2000 until joining us in 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc., where her key responsibilities included; SEC reporting, implementing accounting standards, establishing policies and procedures, managing asset/liability and interest rate risk policy and reporting, and investor and regulatory communications. Ms. Covello began her career in public accounting in 1987 with KPMG Peat Marwick (predecessor to KPMG LLP), participating in and supervising financial statement audits, compliance examinations, public debt and equity offerings. Ms. Covello currently serves as a member of the board of directors of Commerce Plaza, Inc., a not-for-profit organization. Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

          Timothy W. Korth II serves as our General Counsel, Senior Vice President – Business Development and Secretary, which positions he has held since July 2003. From 2001 to 2003, Mr. Korth was a Counsel at the law firm of Clifford Chance US LLP, where he specialized in corporate and securities transactions involving REITs and other real estate companies, and, prior to such time, had practiced law with that firm and its predecessor, Rogers & Wells LLP, since 1992. Mr. Korth is admitted as an attorney in New York and has a Juris Doctor and a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Market Information

          Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.” On February 13, 2007, the last sales price for the common stock on the New York Stock Exchange was $7.24 per share. The following table sets forth the high and low sales prices per share of the common stock during the 12 months ended December 31, 2006 and 2005.

	2006		2005

Quarter Ended	High	Low	High	Low

March 31	$6.90	$5.65	$8.88	$7.35
June 30	$7.08	$5.95	$7.82	$6.85
September 30	$7.49	$6.53	$7.38	$5.77
December 31	$8.12	$7.20	$6.40	$5.33

          Holders

          As of February 2, 2007, we had 1,152 registered holders and approximately 30,490 beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

          Dividends

          No dividends may be paid on the common stock unless full cumulative dividends have been paid on our 8.50% Series A Cumulative Redeemable preferred stock, par value $0.01 per share. From the date of our original issuance in April 2004 through December 31, 2006, we have paid full cumulative dividends on our preferred stock.

          We have historically declared cash dividends on the common stock on a quarterly basis. During 2006 and 2005, we declared total cash dividends to holders of our common stock of $16.9 million ($0.21 per share) and $33.5 million ($0.41 per share), respectively. In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes. However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital. For 2006 and 2005, our common stock dividends were characterized as ordinary income to stockholders. (For additional dividend information, see Notes 8(b) and 8(c) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998 and, as such, have distributed and anticipate distributing annually at least 90% of our net taxable income, subject to certain adjustments. Although we may borrow funds to make distributions, cash for such distributions has generally been and is expected to continue to be largely generated from our results of operations.

          We declared and paid the following dividends on our common stock during the years 2006 and 2005:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share

2006	April 3, 2006	April 17, 2006	April 28, 2006	$0.050
	July 5, 2006	July 17, 2006	July 31, 2006	0.050
	October 2, 2006	October 13, 2006	October 31, 2006	0.050
	December 14, 2006	December 29, 2006	January 31, 2007	0.060	*

2005	April 1, 2005	April 12, 2005	April 29, 2005	$0.180
	July 1, 2005	July 12, 2005	July 29, 2005	0.125
	October 3, 2005	October 14, 2005	October 28, 2005	0.050
	December 15, 2005	December 27, 2005	January 31, 2006	0.050	*

* For tax purposes, a portion of each of the dividends declared on December 14, 2006 and December 15, 2005 were treated as a dividend for stockholders in the subsequent year.

          Dividends are declared and paid at the discretion of the Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that the Board may deem relevant. We have not established a minimum payout level for our common stock. See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same levels in 2007 and thereafter.

          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          On August 11, 2005, we announced the implementation of a stock repurchase program (or the Repurchase Program) to repurchase up to 4.0 million shares of our outstanding common stock and, on May 2, 2006, we increased the Repurchase Program by an additional 3,191,200 shares. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program will be made at times and in amounts as we deem appropriate using available cash resources. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. From inception of the Repurchase Program, we purchased 3,191,200 shares of our common stock at an average cost of $5.90. We did not repurchase any shares of our common stock under the Repurchase Program during the fourth quarter of 2006. At December 31, 2006, 4.0 million shares remained authorized for repurchase.

          Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

          In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock. Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of common stock and existing stockholders and new investors may make optional monthly cash purchases of shares of common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 and, with our prior approval, in excess of $10,000. At our discretion, shares of common stock purchased under the DRSPP may be acquired at discounts of up to 5% from the prevailing market price at the time of purchase. Mellon Bank, N.A. is the administrator of the DRSPP (or the Plan Agent). Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent. Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register the common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.melloninvestor.com or from our website at www.mfa-reit.com. During 2006, we sold 3,509 shares of common stock through the DRSPP generating net proceeds of $27,000.

          Controlled Equity Offering Program

          On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may publicly offer and sell, from time to time, shares of common stock through Cantor Fitzgerald & Co. (or Cantor) in privately negotiated and/or at-the-market transactions. During 2006, we issued 1,461,600 shares of common stock in at-the-market transactions through our CEO Program, raising cash proceeds of $11,170,052 million, net of fees and commissions of $286,361 paid to Cantor in connection with these transactions.

          Securities Authorized For Issuance Under Equity Compensation Plans

          During 2004, we adopted the 2004 Equity Compensation Plan (or the 2004 Plan), as approved by our stockholders. The 2004 Plan amended and restated our Second Amended and Restated 1997 Stock Option Plan. (For a description of the 2004 Plan, see Note 11(a) to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

          The following table presents certain information about our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by security holders	962,000	9.33	2,302,262

Equity compensation plans not approved by security holders	—	—	—

Total	962,000	9.33	2,302,262

Item 6.	Selected Financial Data.

          Set forth below is our selected financial data and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.

	For the Year Ended December 31,

Operating Data:	2006	2005	2004	2003	2002

(In Thousands, Except per Share Amounts)
Interest and dividends on securities	$216,871	$235,798	$174,957	$119,612	$127,068
Interest income on temporary cash investments	2,321	2,921	807	746	926
Interest expense on repurchase agreements	(181,922)	(183,833)	(88,888)	(56,592)	(63,491)
Net (loss)/gain on sale of securities (1)	(23,113)	(18,354)	371	(265)	205
Other-than-temporary impairment on securities (1)	—	(20,720)	—	—	(3,474)
Other income (2)	2,264	1,811	1,675	1,346	1,604
Operating and other expenses	(11,185)	(10,829)	(10,622)	(8,295)	(7,118)
Income from continuing operations	5,236	6,794	78,300	56,552	55,720
Discontinued operations, net	3,522	(86)	(227)	1,296	374
Net income	$8,758	$6,708	$78,073	$57,848	$56,094
Preferred stock dividends	8,160	8,160	3,576	—	—
Net income/(loss) available to common stockholders	$598	$(1,452)	$74,497	$57,848	$56,094

Net (loss)/income, per share from continuing operations – basic and diluted	$(0.03)	$(0.02)	$0.98	$1.05	$1.34

Net income, per share from discontinued operations - basic and diluted	$0.04	$—	$—	$.02	$.01

Net income/(loss), per share – basic and diluted	$0.01	$(0.02)	$0.98	$1.07	$1.35
Dividends declared per share of common stock (3)	$0.210	$0.405	$0.960	$1.090	$1.240
Dividends declared per share of preferred stock	$2.125	$2.125	$1.440	$—	$—

	At December 31,

Balance Sheet Data:	2006	2005	2004	2003	2002

(In Thousands)
MBS	$6,340,668	$5,714,906	$6,777,574	$4,372,718	$3,485,319
Total assets	6,443,967	5,846,917	6,913,684	4,564,930	3,603,859
Repurchase agreements	5,722,711	5,099,532	6,113,032	4,024,376	3,185,910
Preferred stock, liquidation preference (4)	96,000	96,000	96,000	—	—
Total stockholders’ equity	678,558	661,102	728,834	484,958	371,200

(1)

Beginning in the fourth quarter of 2005 through the second quarter of 2006, we reduced our asset base through a strategy under which we, among other things, sold our higher duration and lower yielding ARM-MBS. During 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. For 2005, the repositioning involved the sale of $564.8 million of MBS, which resulted in an $18.4 million loss on sale, and an impairment charge of $20.7 million against certain MBS with an amortized cost of $842.2 million.

(2)	Results of operations for real estate sold has been reclassified to discontinued operations for each of the prior periods presented.

(3)

We generally declare dividends on common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend which is typically declared during the fourth calendar quarter.

(4)

Reflects the aggregate liquidation preference on the 3,840,000 outstanding shares of 8.50% Series A Cumulative Redeemable preferred stock, par value $0.01. The preferred stock is redeemable exclusively at our option at $25.00 per share plus accrued interest and unpaid dividends (whether or not declared) commencing on April 27, 2009. No dividends may be paid on the common stock unless full cumulative dividends have been paid on the preferred stock. From the date of our original issuance in April 2004 through December 31, 2006, we have paid full quarterly dividends on our preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

          We are a self-advised REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS. Our MBS portfolio consists primarily of Agency MBS and, to a lesser extent, high quality ARM-MBS rated in one of the two highest rating categories by at least one of the Rating Agencies. Our operating policies also permit us to invest in residential mortgage loans, residential MBS, direct or indirect investments in multi-family apartment properties, limited partnerships, REITs or closed-end funds and other corporate or government fixed income instruments. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

          We have elected to be taxed as a REIT for U.S. federal income tax purposes. One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual taxable net income to our stockholders, subject to certain adjustments.

          At December 31, 2006, 99.3% of our assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. In addition, we also held all of the indirect interests in one multi-family apartment property, containing a total of 191 rental units, located in Georgia and $19.2 million of Non-Agency MBS rated below AAA. During 2006, we had income of $3.5 million from discontinued operations, net, which primarily reflects a net gain of $4.4 million (net of a built-in gains tax of $1.8 million) on the sale of two multi-family apartment properties that was partially offset by prepayment penalties of $712,000 incurred upon the satisfaction of the mortgages secured by the properties sold. Historical revenues and expenses for both of these properties have been restated and reported on a net basis as a component of discontinued operations on our consolidated income statements. We do not expect that the results from operations of our remaining real estate investment will be material to us. (See Note 4 to the accompanying consolidated financial statements, included under Item 8.)

          The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings (i.e., repurchase agreements) to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) prepayments on our MBS portfolio to slow, thereby slowing the amortization of MBS purchase premiums; and (iv) coupons on our MBS to reset, although on a delayed basis, to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of MBS purchase premiums; (ii) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) the interest expense associated with our borrowings to decrease; and (iv) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase. In addition, borrowing costs and credit lines are further affected by our perceived credit worthiness.

          We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with adjustable-rate and hybrid mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last consecutive eight quarters, ending with December 31, 2006, the CPR on our MBS portfolio has ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.1%. We believe that our MBS will continue to prepay at a CPR in the mid-20% range despite potential increases in interest rates, thereby reducing extension risk. As of December 31, 2006, assuming a 25% CPR, approximately 46.3% of our MBS assets are expected to reset or prepay during the next twelve months, with a total of 96.9% expected to reset or prepay during the next 60 months. Assuming a 25% CPR, the average time period until our assets prepay or reset was approximately 23 months as of December 31, 2006. Our liabilities, which are in the form of repurchase agreements, a portion of which are hedged with corresponding Swaps, extended on average approximately 15 months, resulting in an asset/liability mismatch of approximately eight months at

December 31, 2006. At December 31, 2006, we had net purchase premiums of $98.8 million, or 1.6% of current par value, compared to $95.4 million of net purchase premiums, or 1.7% of par balance, at December 31, 2005.

          The ARMs collateralizing our MBS are comprised of hybrid mortgage loans, which have interest rates that are fixed for a specified period (typically three to seven years) and, thereafter, generally adjust annually to an increment over a specified interest rate index, and, to a lesser extent, adjustable-rate mortgage loans, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. The following table presents information about the interim and lifetime caps on our ARM-MBS portfolio at December 31, 2006.

Lifetime Caps on ARM-MBS		Interim Interest Rate Caps on ARM-MBS

	% of Total		% of Total

8.0% to 10.0%	24.1%	1.0%	5.7%
>10.0% to 12.0%	58.5	2.0% and 3.0%	12.7
>12.0% to 15.0%	17.4	5.0% and 6.0%	69.5
		8.0% to 15.0%	12.1

	100.0%		100.0%

          In general, interest rates on our liabilities reset faster than do interest rates on our assets. Accordingly, previous increases in the target federal funds rate increased the cost of our liabilities at a more rapid pace than the yield on our assets, negatively impacting our portfolio spread and net interest margin during 2006. From June 29, 2006 to December 31, 2006, the target federal funds rate was held constant at 5.25%. The U.S. Federal Open Market Committee (or FOMC) had previously increased the target federal funds rate by 25 basis points at 17 consecutive meetings, raising the federal funds rate from 1.00% on June 29, 2004 to 5.25% on June 29, 2006. Core inflation measures continue to remain somewhat elevated relative to the U.S. Federal Reserve’s goal of 1% to 2%, although inflation pressures have begun to moderate. Considering the U.S. economy’s recent moderate growth rate and the weaker housing market, but with inflation risks still a dominant concern, future FOMC actions are presently uncertain and remain dependent on future incoming data.

          Despite this prolonged period of monetary policy tightening where the federal funds rate increased to 5.25%, the ten-year treasury rate had only increased to 4.71%, as of December 31, 2006, causing the yield curve to invert. Typically the longer the maturity of a bond, the higher the yield. However, when the yield curve is inverted, longer maturity bonds actually yield less than shorter maturity bonds. In this type of environment, our MBS investment options are more limited as homeowners are less likely to opt for adjustable-rate mortgages based on short-term interest rates and are more likely to select mortgages based on lower long-term interest rates. This impacts both the supply of, and the spreads on, the MBS that we purchase. Historically, the yield curve has predominantly had a positive slope and we believe that this period of yield curve inversion will not continue over the long term.

          In response to the continued rising interest rate environment and flat, and at times inverted, yield curve, we undertook a number of steps to reposition our MBS portfolio. From December 2005 through the second quarter of 2006, we reduced our asset base through a strategy under which we, among other things, did not fully reinvest principal repayments on our ARM-MBS as the underlying ARMs on such assets amortized and were prepaid and sold our higher duration and lower yielding ARM-MBS. During 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. These sales were primarily comprised of the 83 MBS sold for $1.823 billion during the first half of 2006. The MBS sold as part of our repositioning were among our lower-yielding assets, some of which were acquired when short-term interest rates were substantially lower. These MBS sales allowed us to reduce our leverage, decrease our sensitivity to rising interest rates and also had a positive impact on our average portfolio yield.

          The following table presents the quarterly average of certain benchmark interest rates during 2006 and 2005:

Year	Quarter Ended	30 Day LIBOR	6 Month LIBOR	12 Month LIBOR	1 Year CMT (1)	2 Year Treasury	10 Year Treasury

2006	December 31	5.33%	5.37%	5.30%	4.99%	4.74%	4.63%
	September 30	5.35	5.49	5.51	5.09	4.93	4.89
	June 30	5.09	5.34	5.45	5.02	4.99	5.07
	March 31	4.61	4.91	5.04	4.64	4.59	4.57

2005	December 31	4.17%	4.52%	4.73%	4.29%	4.35%	4.48%
	September 30	3.60	3.97	4.18	3.79	3.94	4.20
	June 30	3.11	3.50	3.76	3.34	3.63	4.15
	March 31	2.64	3.08	3.43	3.07	3.44	4.30

(1)	CMT – constant maturity treasury.

          As a result of our sales of MBS and our reduced leverage, we were positioned to take advantage of better investment opportunities in the latter half of 2006. During the third quarter of 2006, we identified investment opportunities in the ARM-MBS market and began to increase the size of our portfolio. We ended 2006 with $6.341 billion of MBS, up from $4.607 billion at September 30, 2006 and $3.431 billion at June 30, 2006. We used leverage to fund our asset growth, as reflected by the increase in our borrowings under repurchase agreements to $5.723 billion at December 31, 2006, compared to $3.986 billion at September 30, 2006 and $2.835 billion at June 30, 2006. Our leverage ratio, as measured by debt-to-equity, was 8.4 to 1 as of December 31, 2006, up from 5.9 to 1 at September 30, 2006 and 4.3 to 1 at June 30, 2006 and our asset-to-equity ratio was 9.5 to 1 at December 31, 2006, from a low of approximately 5.4 to 1 at June 30, 2006.

          Even though we have acquired primarily Agency and AAA rated ARM-MBS to date, pursuant to our operating policies, we also may acquire fixed rate MBS or MBS and other mortgage-related assets of lower credit quality (i.e., Non-Agency and rated below AAA). At December 31, 2006, 0.3% of our MBS portfolio was invested in mortgage-related assets that were rated below AAA, of which an aggregate of $14.1 million of these assets were acquired during 2006. While such lower credit quality investments do not represent a significant component of our total investment portfolio, we could increase our investment in this asset class, if spreads for non-agency MBS widen. We believe that a number of factors, including housing price declines, the continued pressure for many originators to stretch underwriting standards to maintain mortgage origination volume, and the complex structures involved in many mortgage securitizations, may create additional investment opportunities for us in 2007. We are positioned to selectively increase the allocation of our capital to fixed rate MBS, non-agency MBS and other mortgage-related assets rated below AAA should the risk-reward trade-off become compelling.

          Through wholly-owned subsidiaries, we provide third-party investment advisory services which generates fee income. In addition, we will continue to explore alternative; business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the acquisition and securitization of ARMs, the expansion of third-party advisory services, the creation of new investment vehicles to manage, the creation or acquisition of a mortgage origination platform and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

RESULTS OF OPERATIONS

          Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          For 2006, we had a net income available to our common stockholders of $598,000, or a $0.01 per common share, compared to a net loss of $1.5 million, or $(0.02) per share, for 2005. Both 2006 and 2005 were transitional years that resulted in net losses from the repositioning of our MBS portfolio. As a result of our repositioning, we realized net losses of $23.1 million on the sale of MBS during 2006 and, recognized an aggregate loss of $39.1 million, comprised of an $18.4 million loss on the sale of MBS and an impairment charge of $20.7 million, during 2005. Our 2006 net income was positively impacted by a net gain realized on the sale of two multi-family apartment properties, which is a component of discontinued operations. For 2006, discontinued operations, which was primarily comprised of the net gain on the sales of the two properties, increased our earnings by $3.5 million, or $0.04 per common share. Results from discontinued operations were not meaningful for 2005.

          Our interest income for 2006 decreased by $19.5 million, or 8.2%, to $219.2 million compared to $238.7 million for 2005. This decrease in interest income primarily reflects the decrease in the size of our MBS portfolio, resulting from sales of certain of our MBS during 2005 and 2006 and our strategy to limit reinvestment of principal payments received on our MBS portfolio. Excluding changes in market values, our average investment in MBS decreased by $2.046 billion, or 30.1%, to $4.744 billion for 2006 from $6.790 billion for 2005. The net yield on our MBS portfolio increased to 4.57% for 2006 from 3.47% for 2005. This increase primarily reflects the increase of 93 basis points in the gross yield on the MBS portfolio to 5.45% for 2006 from 4.52% for 2005 and, to a lesser extent, a 19 basis point reduction in the cost of net premium amortization to 68 basis points for 2006 from 87 basis points for 2005. The decrease in the cost of our premium amortization during 2006 reflects a decrease in the average purchase premium on our MBS portfolio and the corresponding impact of a decrease in the CPR on our portfolio to 25.7% for 2006 from 29.8% CPR for 2005.

          The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Year	Quarter Ended	Stated Coupon	Net Premium Amortization		Cost of Delay and Other	Net Yield

2006	December 31	6.04%	(0.64)%		(0.22)%	5.18%
	September 30	5.74	(0.70)		(0.21)	4.83
	June 30	5.16	(0.76)		(0.19)	4.21
	March 31	4.86	(0.64	) (1)	(0.18)	4.04

2005	December 31	4.70%	(0.90)%		(0.18)%	3.62%
	September 30	4.55	(1.05)		(0.19)	3.31
	June 30	4.48	(0.86)		(0.17)	3.45
	March 31	4.36	(0.70)		(0.15)	3.51

          (1) The cost of net premium amortization for the quarter ended March 31, 2006 was lower as a result of a $20.7 million impairment charge taken against certain MBS at December 31, 2005. This impairment charge resulted in a new cost basis for the MBS that were identified as impaired which reduced our purchase premiums on these assets, which in turn reduced our purchase premium amortization as they were sold or prepaid. During the quarter ended March 31, 2006, we sold all of the MBS that were identified as impaired at December 31, 2005.

          The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis:

	CPR

Quarter Ended	2006	2005

December 31	26.0%	31.2%
September 30	26.4	34.9
June 30	26.1	29.3
March 31	24.4	24.1

          Interest income from our short-term cash investments, comprised of money market/sweep accounts, decreased by $600,000 to $2.3 million for 2006 from $2.9 million for 2005. While our yield on short-term cash investments increased to 4.65% for 2006, compared to 3.17% for 2005, reflecting market increases in short-term interest rates, our average investment in short-term cash investments decreased to $50.0 million for 2006 compared to $92.0 million for 2005. In general, we manage our short-term cash investments relative to our investing, financing and operating requirements and investment opportunities.

          Our interest expense for 2006 decreased by 1.0% to $181.9 million, from $183.8 million for 2005. This decrease in interest expense for 2006 reflects the reduction in our borrowings, which was partially offset by an increase in the rate paid on our borrowings. Our borrowings declined as a result of a reduction of our assets and liabilities during the period beginning in the fourth quarter of 2005 through the second quarter of 2006. Our average liability under repurchase agreements for 2006 was $4.088 billion, compared to $6.103 billion for 2005, while our cost of borrowings increased to 4.45% for 2006, from 3.01% for 2005. This increase in our cost of borrowings reflects the increase in short-term market interest rates. Our Hedging Instruments decreased the cost of our borrowings by $5.2 million, or 13 basis points for 2006, while such instruments increased our cost of borrowings by $1.2 million, or two basis points for 2005. (See Notes 2(l) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          For 2006, our net interest income decreased by $17.6 million, or 32.1%, to $37.3 million, from $54.9 million for 2005, reflecting the decrease in the size of both our MBS portfolio and borrowings. Further, the increase in interest rates, along with the flattened and at times inverted yield curve during 2006, reduced our net interest spread and margin to 0.12% and 0.78%, respectively, for 2006, from 0.46% and 0.80%, respectively, for 2005.

          The following table presents quarterly information regarding our average balances, interest income and expense, yields, cost of funds and net interest income for the quarters presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income

(Dollars in thousands)
December 31, 2006	$5,469,461	$70,836	$52,412	$71,480	5.18%	$4,833,897	$62,114	5.10%	$9,366
September 30, 2006	3,899,728	47,061	39,240	47,532	4.83	3,245,774	38,205	4.67	9,327
June 30, 2006	4,337,887	45,645	47,266	46,185	4.21	3,672,905	38,818	4.24	7,367
March 31, 2006	5,276,973	53,329	61,126	53,995	4.05	4,605,790	42,785	3.77	11,210
December 31, 2005	6,378,629	57,708	115,619	58,806	3.62	5,718,634	48,498	3.36	10,308

(1) Unrealized gains/(losses) are not reflected in the average amortized cost of MBS, while other-than-temporary impairment charges are.

          For 2006, we realized net other operating losses of $20.8 million, comprised primarily of $23.1 million of net losses on sales of MBS, as a result of the repositioning of our MBS portfolio. Our remaining real estate investment, which is not considered a material component of our operations, generated revenue of $1.6 million for 2006 compared to $1.5 million for 2005. We earned $708,000 of miscellaneous other income, net, comprised primarily of advisory fees of $724,000 for 2006, compared to $444,000 for 2005. Our advisory income is not currently expected to be a significant component of our 2007 revenues.

          During 2006, we had operating and other expenses of $11.2 million, including real estate operating expenses and mortgage interest of $1.6 million attributable to our remaining real estate investment. (See Note 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) For 2006, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $9.6 million, or 0.20% of average assets, compared to $9.2 million, or 0.13% of average assets, for 2005. Our compensation expense of $5.7 million included a non-cash share-based expense of $539,000, of which $374,000 represented the vesting of stock options and $165,000 was for restricted stock granted during 2006. The increase in our expenses as a percentage of our average assets for 2006 reflects the decrease in the size of our average assets resulting from our MBS sales during 2006. Other general and administrative expenses, which were $3.8 million for 2006 compared to $3.7 million for 2005, are comprised primarily of the cost of professional services, including auditing and legal fees, and include the cost of complying with the provisions of SOX, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. We are presently reviewing office space alternatives to replace our lease that expires in July 2007 and to address our future facility requirements. Since current market rents in New York, New York are significantly higher than the rents we currently pay on our leases, we anticipate that our occupancy costs will increase to market rates during 2007 and thereafter. In general, we expect that our operating expenses will continue to increase over time. However, we believe that our operating efficiency will remain favorable as we opportunistically increase our assets.

          During 2006, we reported income of $3.5 million from discontinued operations, or $0.04 per common share, which primarily reflects a net gain of $4.4 million realized on sales of two real estate properties and related prepayment penalties of $712,000 we incurred on the satisfaction of the mortgages secured by those properties. The loss of $198,000 from discontinued operations reflects the restated net results of operations for the two properties sold during 2006. (See Notes 2(g) and 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          In accordance with applicable generally accepted accounting principles, revenues and expenses for our indirect interests in properties classified as held-for-sale or sold have been restated and reported on a net basis as a component of discontinued operations, for each of the periods presented. We have revised the historical discussion presented below to reflect such reclassifications. (See Notes 2(g) and 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          For 2005, we realized a net loss on our common stock of $1.5 million, or $(0.02) per share, compared to net income available to common stockholders of $74.5 million, or $0.98 per share, for 2004. Given the continued rising interest rate environment, we repositioned a portion of our MBS portfolio during 2005. This repositioning resulted in us recognizing an aggregate loss of $39.1 million in the fourth quarter of 2005, comprised of an $18.4 million loss on the sale of MBS and an impairment charge of $20.7 million against certain MBS retained in the portfolio at December 31, 2005. In addition, as a result of the rising interest rate environment and flattening of the yield curve, the net interest spread and margin compression experienced by us during 2004 continued during 2005, as the cost of our borrowings continued to increase more rapidly than did the yield on our MBS portfolio. Further, the availability of alternative mortgage products, an efficient refinancing market and a cycle of rising property values that has promoted cash out refinancing contributed to the CPR remaining elevated. The impact of such adverse market conditions on each component of our net income available to common stockholders is further detailed below.

          Interest income for 2005 increased by $63.0 million, or 35.8%, to $238.7 million from $175.8 million for 2004. This increase in interest income primarily reflects growth in our average MBS portfolio, which was funded through the investment, on a leveraged basis, of equity capital raised during 2004 and, to a lesser extent, the first quarter of 2005. Our average investment in MBS (excluding changes in market values) increased by $1.142 billion, or 20.2%, to $6.790 billion for 2005 from $5.648 billion for 2004. The net yield on the MBS portfolio increased to 3.47% for 2005 from 3.10% for 2004, primarily reflecting an increase in the gross coupon (i.e., average stated interest rate) to 4.52% from 4.15% for 2004. The cost of premium amortization, which is affected by the CPR, remained high at 87 basis points for 2005, compared to 89 basis points for 2004. High refinancing activity, as reflected by the CPR, experienced on the MBS portfolio during 2005 and 2004, caused amortization of purchase premiums to remain elevated during 2005.

          The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Year	Quarter Ended	Stated Coupon	Net Premium Amortization	Cost of Delay and Other	Net Yield

2005	December 31	4.70%	(0.90)%	(0.18)%	3.62%
	September 30	4.55	(1.05)	(0.19)	3.31
	June 30	4.48	(0.86)	(0.17)	3.45
	March 31	4.36	(0.70)	(0.15)	3.51

2004	December 31	4.25%	(0.78)%	(0.16)%	3.31%
	September 30	4.11	(0.94)	(0.17)	3.00
	June 30	4.09	(1.12)	(0.17)	2.80
	March 31	4.14	(0.72)	(0.15)	3.27

          The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis:

	CPR

Quarter Ended	2005	2004

December 31	31.2%	26.0%
September 30	34.9	29.0
June 30	29.3	32.4
March 31	24.1	22.9

          Interest income from short-term cash investments (i.e., money market/sweep accounts) increased by $2.1 million, to $2.9 million for 2005, from $807,000 for 2004. This increase reflects the combined impact of a $21.0 million increase in the average short-term cash investments held during 2005 compared to 2004 together with an increase in the yield on short-term cash investments (reflecting the rising interest rate environment) to 3.17% for

2005, from 1.14% for 2004. In general, we manage our short-term cash investments relative to our financing and operating requirements and investment opportunities.

          Interest expense for 2005 increased by 106.8% to $183.8 million, from $88.9 million for 2004, while the average balance of repurchase agreements for 2005 increased by 20.4% to $6.103 billion, from $5.070 billion for 2004. The increase in borrowings reflects the leveraging of additional equity capital raised during the latter part of 2004 and, to a lesser extent, the earlier part of 2005. Our cost of borrowings, which includes the impact of our Hedging Instruments, increased to 3.01% for 2005, compared to 1.75% for 2004. The net cost of our Hedging Instruments was $1.2 million, which increased our cost of borrowings by two basis points for 2005, from $3.1 million, or six basis points, for 2004. Our Hedging Instruments may result in interest expense or a reduction to interest expense depending on the rates specified in such instruments relative to each instrument’s benchmark market rate. (See Notes 2(l) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) The U.S. Federal Reserve raised the Federal Funds rate from 1% at June 30, 2004 to 4.25% at December 31, 2005.

          For 2005, our net interest income decreased by $32.0 million, to $54.9 million, from $86.9 million for 2004 reflecting the negative impact of rising interest rates, a flattening of the yield curve and high prepayment speeds. These factors all contributed to a compression of our net interest margin and spread. The net yield on interest-earning assets increased by 40 basis points during 2005 from 2004 while the cost of borrowings increased by 126 basis points over the prior year. Our resulting net interest spread and net interest margins decreased to 0.46% and 0.80%, respectively, for 2005, compared to 1.32% and 1.52%, respectively, for 2004.

          For the years ended December 31, 2005 and 2004, we had total average assets of $6.854 billion and $5.732 billion, respectively. The table below provides quarterly information regarding our average interest earning assets and interest bearing liabilities, interest income and expense, yields, cost of funds and net interest income for the quarters presented.

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

(1) With the exception of write-downs for other-than-temporary impairment charges, unrealized gains/(losses) are not reflected in the average amortized cost of MBS.

          During the fourth quarter of 2005, we repositioned our MBS portfolio in response to the adverse interest rate environment. As a result, we incurred a fourth quarter loss of $18.4 million realized upon the sale of 22 MBS with an amortized cost of $583.2 million and an impairment charge of $20.7 million taken against 30 MBS with an amortized cost of $842.2 million. The loss on sale and the impairment charge reflect our reassessment of our portfolio. We recognized the impairment charge against impaired MBS that we determined to be other-than-temporarily impaired, as we no longer intended to continue to hold such MBS until full recovery of impaired market value. All impairment on the MBS was related to changes in interest rates, as all of the MBS sold or identified as other-than-temporarily impaired were either Agency MBS or rated AAA. The impairment charge, which reflects the difference between the amortized cost of MBS considered to be other-than-temporarily impaired and their estimated market value at December 31, 2005, reflects our early application of the FASB Staff Position “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” released by the FASB on November 3, 2005. Because our MBS portfolio is designated as available-for-sale, the impairment on such MBS was previously recognized in accumulated other comprehensive loss. Upon identifying certain MBS as other-than-temporarily impaired, we recognized the impairment through earnings. The MBS identified as other-than-temporarily impaired remained in our portfolio at December 31, 2005, carried at a new cost basis equal to their fair value at December 31, 2005; gains/losses on such MBS were realized upon sale of such MBS. As part of the overall portfolio management, we assess our MBS on a regular basis, and not less than quarterly, for other-than-temporary impairment. Future impairments will be recognized if we later determine that an impairment on a particular MBS is considered to be other-than-temporary. During 2004, we sold MBS with an amortized cost of $39.6 million, resulting in gains of $371,000.

          For 2005 and 2004, revenue from our interest in real estate remained at approximately $1.5 million. We do not consider the results of operations from our real estate investment to be material to us. This property, net of operating expenses and mortgage interest, generated net losses of approximately $200,000 during 2005 and 2004. (See Notes 2(g) and 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          Through wholly-owned subsidiaries, we provide investment advisory services to third-party institutions with respect to their MBS portfolio investments. As of December 31, 2005, we had approximately $773.3 million of assets under management for third parties. In June 2005, through MFA Spartan II, LLC, we began to act as investment advisor in connection with a Canadian investment trust. In addition, through MFA Spartan I, LLC, we continued to provide third-party advisory services. Included in miscellaneous other income, net is advisory income of $444,000 earned during 2005, compared to $65,000 earned during 2004.

          During 2005, we incurred operating and other expense of $10.8 million, which included real estate operating expenses of $991,000 and mortgage interest of $682,000 related to our real estate investment. Our costs for compensation and benefits and other general and administrative expense, were $9.2 million for 2005, or 0.13% of average assets, compared to $8.9 million, or 0.16% of average assets, for 2004. The cost of employee compensation and benefits was $5.5 million for 2005, compared to $5.6 million for 2004; included in such expense is non-cash compensation expense of $479,000 and $530,000 for 2005 and 2004, respectively, related to our outstanding stock options. Other general and administrative expense, which were $3.7 million for 2005 compared to $3.3 million for 2004, were comprised primarily of fees for professional services, including legal and accounting, corporate insurance, office rent and Board fees. We incurred expenses of $375,000 during 2005 and $374,000 directly related to complying with the provisions of the SOX Act.

CRITICAL ACCOUNTING POLICIES

          Our management has the obligation to ensure that our policies and methodologies are in accordance with GAAP. During 2006, management reviewed and evaluated our critical accounting policies and believes them to be appropriate.

          Our consolidated financial statements include our accounts and all majority owned and controlled subsidiaries. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements. In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

          Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K. Management believes the more significant of these to be as follows:

          Classifications of Investment Securities and Valuations of Such Securities

          Our investments in MBS are classified as available-for-sale securities, as discussed in Note 2(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K. Although all of our MBS are carried on the balance sheet at their estimated fair value, the classification of the securities as available-for-sale results in changes in the estimated fair value being recorded as adjustments to accumulated other comprehensive income/(loss), which is a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

          As noted above, all of our MBS are carried on the balance sheet at their estimated fair value. The estimated fair values of such assets are based on prices obtained from a third-party pricing service; if pricing is not available for an MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS. Given that such securities trade in an active market, we believe that the fair market values presented accurately reflect the estimated fair market value of the MBS at the time of valuation.

          When the estimated fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current estimated fair value, with the amount of impairment charged to current earnings. The determination of other-than-temporary impairment is a subjective on-going process, and different judgments and assumptions could affect the timing and amount of losses realized. (See Note 2(d) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          Interest Income Recognition

          Interest income on our MBS is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments in accordance with Statement of Financial Accounting Standards (or FAS) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

          Derivative Financial Instruments and Hedging Activities

          We apply the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (or FAS 133) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.

          In accordance with FAS 133, a derivative, which is designated as a hedge, is recognized as an asset/liability and measured at estimated fair value. To qualify for hedge accounting, we must, at inception of a hedge, anticipate and document that the hedge will be highly effective. As long as the hedge remains effective, changes in the estimated fair value of the Hedging Instrument are included in the accumulated other comprehensive income, a component of stockholders’ equity.

          For Cap Agreements, upon commencement of the active period and throughout the active period, the premium paid to enter into the Cap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium on a Cap Agreement is based on an estimated allocation of the premium, determined at inception of the hedge based on the original purchase price. If we determine that a Cap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap Agreement. The maximum cost related to our Cap Agreements is limited to the original purchase price of the derivative. No premium is paid to enter into Swaps. Net payments received on our Swaps, if any, offset interest expense on our hedged liabilities; while net payments made by us on our Swaps increase our interest expense on our hedged liabilities.

          In order to continue to qualify for and to apply hedge accounting, our Swaps and Cap Agreements are documented at inception and are monitored, on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether the hedge is expected to continue to be effective. If during the term of a Hedging Instrument we determine that the hedge is not effective or that the hedge is not expected to be effective, the ineffective portion of the hedge will no longer qualify for hedge accounting and, accordingly, subsequent changes in the fair value of such Hedging Instrument would be reflected in earnings. At December 31, 2006, we had 33 Swaps with an aggregate notional amount of $1.809 billion with gross unrealized gains of $2.4 million and gross unrealized losses of $1.9 million and three Cap Agreements with an aggregate notional amount of $150.0 million, with gross unrealized gains of $83,000. (See Notes 2(l) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          Income Taxes

          Our financial results generally do not reflect provisions for current or deferred income taxes. We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to be taxed as a REIT. As a result of our REIT status, we do not generally expect to pay corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

          Accounting for Stock-Based Compensation

          On January 1, 2006, we adopted FAS No. 123R, “Share-Based Payment,” (or FAS 123R). The adoption of FAS 123R did not have an impact on us, as we had applied the fair value method of accounting for stock based compensation since January 1, 2003, and our use of stock based compensation historically has not been a key component of our compensation structure. The future impact of FAS 123R, will be based on, among other things, the underlying terms of our future grants of stock-based compensation. Estimating the fair value of stock options requires that we use a model to value such options. We use the Black-Scholes-Merton option model to value our stock options. There are limitations inherent in this model, as with all other models currently used in the market place to value stock options, as they typically have not been designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that we issue to certain of our employees. We make significant assumptions in order to determine our option value, all of which are subjective. We expense our options using the straight-line method.

          Pursuant to FAS 123R our compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date. Restricted stock granted to retirement-eligible employees is expensed upon grant, as there is no risk of forfeiture. (See Note 11(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          Accounting for Certain MBS and Related Repurchase Agreements

          In certain instances, we purchased MBS and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (or Same Party Transaction). We record the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities gross on our consolidated balance sheets, with changes in the fair value of these MBS being recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements are reported gross on our consolidated statements of income. As of December 31, 2006 we had no Same Party Transaction and at December 31, 2005, we had 25 Same Party Transactions aggregating approximately $474.5 million in MBS and $471.5 million in financings under related repurchase agreements.

          The FASB has placed on its agenda an item that will address Same Party Transactions pursuant to the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (or FAS 140).

          While the economics of the Same Party Transactions would not be affected, the FASB may change how transactions are reported on our consolidated financial statements. We believe that our cash flows, liquidity and ability to pay dividend distributions would be unchanged and that our taxable income would not be affected. We believe our historical accounting for Same Party Transactions has been appropriate, but will reevaluate such position upon further clarification by the FASB.

LIQUIDITY AND CAPITAL RESOURCES

          Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and, depending on market opportunities, proceeds from capital market transactions. We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS, make dividend payments on our capital stock, fund our operations and to make such other investments that we consider appropriate. In addition, based upon market conditions, we may use cash to repurchase shares of our common stock pursuant to our Repurchase Program.

          Borrowings under repurchase agreements were $5.723 billion at December 31, 2006, compared to $5.100 billion at December 31, 2005. During the first six months of 2006, we decreased the amount of our borrowings as we sold certain MBS and did not fully reinvest the sales proceeds and cash from repayments on our MBS portfolio. As we identified market opportunities during the third quarter of 2006, we began to increase our investing and related financing activity. As a result, our debt-to-equity ratio increased to 8.4 to 1 at December 31, 2006, up from 5.9 to 1 at September 30, 2006 and 4.3 to 1 at June 30, 2006. At December 31, 2006, we continued to have available capacity under our repurchase agreement credit lines. At December 31, 2006, our repurchase agreements had a weighted average borrowing rate of 5.22%, on loan balances of between $350,000 and $130.5 million.

          During 2006, as part of the repositioning of our MBS portfolio, we sold 84 MBS which generated cash proceeds of $1.844 billion and we received cash of $1.637 billion from prepayments and scheduled amortization on our MBS. Since our MBS are generally financed with repurchase agreements, a significant portion of the proceeds from our MBS sales, prepayments and scheduled amortization were used to repay balances under our repurchase agreements. During 2006, we purchased $4.128 billion of ARM-MBS financing these acquisitions with repurchase agreements and cash. While we generally intend to hold our MBS as long-term investments, we may sell certain MBS as part of managing our interest rate risk and liquidity needs and in order to meet other operating objectives. As such, all of our MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty, as we do not hold any of our MBS for trading purposes.

          During 2006, we received cash proceeds, net of selling expenses, of $23.5 million from the sale of two real estate properties, of which we used $12.7 million to satisfy mortgages secured by such properties and $1.3 million to pay a portion of the built-in-gains tax resulting from the sale of one property. Historically, the operations of our real estate interests have not had a material impact on our liquidity. As such, the sale of our real estate interests during 2006 will not have a significant impact on our future liquidity. In addition, our remaining investment in real estate has not had, nor is it expected to have in the future, a significant impact on our liquidity.

          During 2006, we paid cash dividends of $8.2 million on our preferred stock and $16.1 million on our common stock. In addition, on December 14, 2006, we declared our fourth quarter 2006 dividend on our common stock, which totaled $4.9 million and will be paid on January 31, 2007 to stockholders of record on December 29, 2006. During the first four months of 2006, we used cash of $6.1 million to repurchase shares of our common stock, pursuant to our Repurchase Program. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate, using our available cash resources. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

          We employ a diverse capital raising strategy under which we may issue our capital stock. During 2006, we issued 1.5 million shares of common stock pursuant to the CEO Program raising net proceeds of $11.1 million and issued 3,500 shares of common stock pursuant to the DRSPP raising net proceeds of $27,000. At December 31, 2006, we had an aggregate of $241,320,086 available under our two effective shelf registration statements on Form S-3 and 9,514,183 shares of common stock remained available for issuance pursuant to our DRSPP shelf registration. We may, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements.

          To the extent we raise additional equity capital from future capital market transactions, we currently anticipate using the net proceeds to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. We may also consider acquiring additional interests in residential ARMs, multi-family apartment properties and/or other investments consistent with our investment strategies and operating policies. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

          In order to reduce our interest rate risk exposure, we may enter into derivative financial instruments, such as Swaps and Caps. Our Swaps and Caps are designated as cash-flow hedges against a portion of our current and anticipated LIBOR based repurchase agreements. During 2006, Swaps became a more significant component of our financing strategy; we entered into 31 Swaps with an aggregate notional amount of $1.723 billion, which have a weighted average fixed pay rate of 5.01% and had Swaps with an aggregate notional amount of $180.0 million expire. We paid a weighted average fixed rate of 4.31% on our Swaps and received a variable rate of 5.15% during 2006. At December 31, 2006, we had Swaps with an aggregate notional amount of $1.809 billion, with maturities extending through December 21, 2010 at a weighted average fixed pay rate of 4.93% and a weighted average term of 39 months. Our Swaps resulted in a reduction of interest expense of $4.1 million, or 10 basis points, for 2006. At December 31, 2006, we had Caps with an aggregate notional amount of $150.0 million, an average remaining active period of two months and an average cap rate of 3.83%. During 2006, we received payments of $2.8 million on our Caps, which reduced our interest expense. During 2006, we had Caps with $150.0 million notional amount expire and did not purchase any Caps as we expanded our use of Swaps to hedge our interest rate exposure. (See Note 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

          Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call). Margin calls result from a decline in the value of our MBS collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such MBS resulting from principal reduction of such MBS from scheduled amortization and prepayments on the mortgages underlying our MBS, changes in market interest rates and other market factors. To cover a margin call, we may pledge additional securities or cash. Cash held on deposit as collateral with lenders, if any, is reported on our balance sheet as “restricted cash”. At the time one of our repurchase agreement matures, any restricted cash on deposit is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed.

          Through December 31, 2006, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral. At December 31, 2006, we had MBS with a fair value of $275.6 million that were not pledged as collateral and $47.2 million of cash. We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due and to fund dividends we declare as well as to actively pursue our investment strategies. However, should market interest rates and/or prepayment speeds on our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

          The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, non-cancelable office leases and mortgages on properties held by our real estate subsidiaries at December 31, 2006:

(In Thousands)	2007	2008	2009	2010	2011	Thereafter

Repurchase agreements (1)	$3,903,400	$1,505,311	$314,000	$—	$—	$—
Mortgage loan (2)	—	—	—	—	9,606	—
Long-term lease obligations	474	349	358	358	358	238

	$3,903,874	$1,505,660	$314,358	$358	$9,964	$238

(1)	The above table does not include interest due on our repurchase agreements, Swaps, or mortgage loan(s).

(2)	Does not include contractual interest due on such mortgage.

OFF-BALANCE SHEET ARRANGEMENTS

          We do not have any material off-balance-sheet arrangements.

INFLATION

          Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with GAAP and dividends are based upon net income as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair market value without considering inflation.

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

          These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans collateralizing our MBS; our ability to use borrowings to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made and we do not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          We seek to manage our interest rate, market value, liquidity, prepayment and credit risks, inherent in all financial institutions, in a prudent manner designed to insure our longevity while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our stock. While we do not seek to avoid risk, we seek to; assume risk that can be quantified from historical experience, actively manage such risk; earn sufficient returns to justify the taking of such risks and; maintain capital levels consistent with the risks that we undertake.

INTEREST RATE RISK

          We primarily invest in ARM-MBS on a leveraged basis. We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates. In measuring our Repricing Gap, we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of Swaps. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities. Based on historical results, we believe that applying a 25% CPR assumption, provides a realistic approximation of the Repricing Gap for our ARM-MBS portfolio over time. Over the last two years, on a quarterly basis, ending with December 31, 2006, the monthly CPR on our MBS portfolio ranged from a low of 24.1% to a high of 34.9%, with an average quarterly CPR of 28.1%.

          The following table presents information at December 31, 2006 about our Repricing Gap based on contractual maturities, applying a 15% CPR and 25% CPR.

CPR		Estimated Months to Asset Reset	Estimated Months to Liabilities Reset (1)	Repricing Gap

0	% (2)	41	15	26
15%		29	15	14
25%		23	15	8

(1)	Reflects the effect of our Hedging Instruments.

(2)	Reflects contractual maturities, which has a prepayment assumption of 0%.

          The interest rates for most of our adjustable-rate assets are primarily dependent on the one-year CMT rate, LIBOR, or MTA, while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At December 31, 2006, we had 13.7% of our ARM-MBS portfolio repricing from the one-year CMT index, 74.3% repricing from the one-year LIBOR index, 11.1% repricing from MTA and 0.9% repricing from COFI.

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

          To finance a significant portion of our assets, we typically enter into repurchase agreements with terms that range from one month to three years. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

          As part of our overall interest rate risk management strategy, we periodically use Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. Our Hedging Instruments are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which are typically priced off of LIBOR. At December 31, 2006, we had Swaps with a notional amount of $1.809 billion and Caps with an aggregate notional amount of $150.0 million, all of which were active. During 2006, we received or were due payments of $4.1 million related to our Swaps and

$2.8 million from counterparties on our Caps. The notional amount of our Swaps are presented in the table below, as they impact the cost of a portion of our repurchase agreements. The notional amounts of our Caps, which hedge against increases in interest rates on our LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the amount of interest rate change that can occur relative to the hedged liability. In addition, while the fair value of our Hedging Instruments are reflected in our consolidated balance sheets, the notional amounts are not.

          The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results. At December 31, 2006, we had a negative gap in our less than three month category. The gap analysis below is prepared assuming a 25% CPR; however, actual future prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indexes applicable to our assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.

          The following table sets forth our interest rate risk using the gap methodology applying a 25% CPR at December 31, 2006.

	At December 31, 2006

	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total

(In thousands)
Interest-Earning Assets:
Adjustable-Rate MBS	$1,426,285	$1,522,218	$926,285	$749,284	$1,716,596	$6,340,668
Fixed-Rate MBS	—	—	—	—	—	—
Cash	47,200	—	—	—	—	47,200

Total interest-earning assets	$1,473,485	$1,522,218	$926,285	$749,284	$1,716,596	$6,387,868

Interest-Bearing Liabilities:
Repurchase agreements	$3,866,200	$37,200	$1,505,311	$314,000	$—	$5,722,711
Mortgage Loans	—	—	—	—	9,606	9,606

Total interest-bearing liabilities	$3,866,200	$37,200	$1,505,311	$314,000	$9,606	$5,732,317

Gap before Hedging Instruments	$(2,392,715)	$1,485,018	$(579,026)	$435,284	$1,706,990	$655,551
Notional Amounts of Swaps	$1,809,191	—	—	—	—	$1,809,191
Cumulative Difference Between Interest-Earnings Assets and Interest Bearing Liabilities after Hedging Instruments	$(583,524)	$901,494	$322,468	$757,752	$2,464,742

MARKET VALUE RISK

          Substantially all of our MBS are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity. (See Note 10 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.) The estimated fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at December 31, 2006, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of our MBS are generally not credit-related. At December 31, 2006, we held $20.0 million of non-Agency MBS that were rated below AAA, of which $3.5 million were non-rated securities. Therefore, to a limited extent we are exposed to credit-related market value risk. Generally, in a rising interest rate environment, the estimated fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, resulting in a loss to us. In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”, as was applied during the first half of 2006. Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.

LIQUIDITY RISK

          The primary liquidity risk for us arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities are matched within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

          Our assets which are pledged to secure repurchase agreements are typically high-quality, liquid assets. As a result, we have not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, we cannot assure that we will always be able to roll over our repurchase agreements. At December 31, 2006, we had cash and cash equivalents of $47.2 million and unpledged securities of $275.6 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying our MBS suddenly increase, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.

PREPAYMENT AND REINVESTMENT RISK

          As we receive repayments of principal on our MBS, from prepayments and scheduled amortization, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income. Premiums arise when we acquire a MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value). Conversely, discounts arise when we acquire a MBS at a price below the principal balance of the mortgages securing such MBS. For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. In general, purchase premiums on our investment securities, currently comprised of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

          For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date. Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP. At December 31, 2006, the gross premium for ARM-MBS for financial accounting purposes was $98.8 million (1.6% of the carrying value of MBS); while the gross premium for income tax purposes was estimated at $96.3 million.

          In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

          The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in our investment portfolio on December 31, 2006. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value

+ 1.00%	(24.81%)	(1.05%)
+ 0.50%	(11.15%)	(0.43%)
- 0.50%	7.36%	0.25%
- 1.00%	18.80%	0.31%

          Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2006. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the table.

          The table quantifies the potential changes in net interest income and portfolio value should interest rates immediately change (or Shock). The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

          The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.68 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.74). The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge certain of our repurchase agreements. Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model. For example, under current market conditions, a 100 basis point increase in interest rates is estimated to result in a 8% decrease in the CPR of the MBS portfolio.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Mortgage Investments, Inc.

We have audited the accompanying consolidated balance sheets of MFA Mortgage Investments, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Mortgage Investments, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations, its cash flows, and its comprehensive income for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MFA Mortgage Investments, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 14, 2007

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,

	2006	2005

(In Thousands, Except Per Share Amounts)

Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged assets of $6,065,021 and $5,394,144 at December 31, 2006 and 2005, respectively, Notes 3 and 6)	$6,340,668	$5,714,906
Cash and cash equivalents	47,200	64,301
Accrued interest receivable	33,182	24,198
Interest rate cap agreements (“Caps”), at fair value (Note 5)	361	2,402
Swap agreements (“Swaps”), at fair value (Note 5)	2,412	3,092
Real estate (Note 4)	11,789	29,398
Goodwill	7,189	7,189
Prepaid and other assets	1,166	1,431

Total Assets	$6,443,967	$5,846,917

Liabilities:
Repurchase agreements (Note 6)	$5,722,711	$5,099,532
Accrued interest payable	23,164	54,157
Mortgages payable on real estate (Note 4)	9,606	22,552
Swaps, at fair value (Note 5)	1,893	—
Dividends payable	4,899	4,058
Accrued expenses and other liabilities	3,136	5,516

Total Liabilities	5,765,409	5,185,815

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $.01; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at December 31, 2006 and 2005 ($96,000 aggregate liquidation preference) (Note 8)	38	38
Common stock, par value $.01; 370,000 shares authorized; 80,695 and 80,121 issued and outstanding at December 31, 2006 and 2005, respectively (Note 8)	807	801
Additional paid-in capital, in excess of par	776,743	770,789
Accumulated deficit	(68,637)	(52,315)
Accumulated other comprehensive loss (Note 10)	(30,393)	(58,211)

Total Stockholders’ Equity	678,558	661,102

Total Liabilities and Stockholders’ Equity	$6,443,967	$5,846,917

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2006	2005	2004

(In Thousands, Except Per Share Amounts)
Interest and Dividend Income:
MBS income (Note 3)	$216,871	$235,798	$174,957
Interest income on short-term cash investments	2,321	2,921	807

Total Interest Income	219,192	238,719	175,764

Interest Expense (Note 6)	181,922	183,833	88,888

Net Interest Income	37,270	54,886	86,876

Other (Loss)/Income:
Other-than-temporary impairment on MBS (Note 3)	—	(20,720)	—
Net (loss)/gain on sale of MBS (Note 3)	(23,113)	(18,354)	371
Revenue from operations of real estate (Note 4)	1,556	1,460	1,480
Miscellaneous other income, net	708	351	195

Total Other (Loss)/Income	(20,849)	(37,263)	2,046

Operating and Other Expense:
Compensation and benefits (Note 11)	5,725	5,505	5,603
Real estate operating expense (Note 4)	942	991	992
Mortgage interest on real estate (Note 4)	675	682	693
Other general and administrative expense	3,843	3,651	3,334

Total Operating and Other Expense	11,185	10,829	10,622

Income from Continuing Operations	5,236	6,794	78,300

Discontinued Operations: (Note 4)
Loss from discontinued operations, net	(198)	(86)	(227)
Prepayment penalties on mortgages satisfied	(712)	—	—
Gain on sale of real estate, net of tax of $1,820 for 2006	4,432	—	—

Income/(Loss) from Discontinued Operations	3,522	(86)	(227)

Net Income Before Preferred Stock Dividends	8,758	6,708	78,073
Less: Preferred Stock Dividends	8,160	8,160	3,576

Net Income/(Loss) Available to Common Stockholders	$598	$(1,452)	$74,497

Earnings/(Loss) Per Share of common stock: (Note 9)
(Loss)/earnings from continuing operations – basic and diluted	$(0.03)	$(0.02)	$0.98
Earnings from discontinued operations – basic and diluted	0.04	—	—

Earnings/(loss) per share of common stock– basic and diluted	$0.01	$(0.02)	$0.98

Dividends declared per share of common stock (Note 8)	$0.21	$0.41	$0.96

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,

	2006		2005		2004

	Dollars	Shares	Dollars	Shares	Dollars	Shares

(In Thousands, Except Per Share Amounts)
Series A 8.50% Cumulative Redeemable Preferred Stock – Liquidation Preference $25.00 Per Share:
Balance at beginning of year	$38	3,840	$38	3,840	$—	—
Issuance of shares	—	—	—	—	38	3,840

Balance at end of year	38	3,840	38	3,840	38	3,840

Common Stock, Par Value $0.01:
Balance at beginning of year	801	80,121	820	82,017	632	63,201
Issuance of shares	15	1,501	4	368	188	18,816
Repurchase of shares	(9)	(927)	(23)	(2,264)	—	—

Balance at end of year	807	80,695	801	80,121	820	82,017

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	770,789		780,406		512,199
Share-based compensation expense	539		493		558
Issuance of common stock, net of expenses	11,103		2,994		175,634
Issuance of preferred stock, net of expenses	—		—		92,015
Repurchase of common stock	(5,688)		(13,104)		—

Balance at end of year	776,743		770,789		780,406

Accumulated Deficit:
Balance at beginning of year	(52,315)		(17,330)		(15,764)
Net income	8,758		6,708		78,073
Dividends declared on common stock	(16,920)		(33,533)		(76,063)
Dividends declared on preferred stock	(8,160)		(8,160)		(3,576)

Balance at end of year	(68,637)		(52,315)		(17,330)

Accumulated Other Comprehensive (Loss)/Income:
Balance at beginning of year	(58,211)		(35,100)		(12,109)
Unrealized gains/(losses) on MBS, net	30,733		(28,617)		(24,338)
Unrealized (losses)/gains on Caps, net	(342)		2,735		1,026
Unrealized (losses)/gains on Swaps	(2,573)		2,771		321

Balance at end of year	(30,393)		(58,211)		(35,100)

Total Stockholders’ Equity at year end	$678,558		$661,102		$728,834

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Cash Flows From Operating Activities:
Net income, including discontinued operations	$8,758	$6,708	$78,073
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of MBS	(2,132)	(10)	(371)
Losses on sale of MBS	25,245	18,364	—
Other-than-temporary impairment recognized on MBS	—	20,720	—
Amortization of purchase premium on MBS, net of accretion of discounts	30,974	56,515	47,657
Amortization of premium cost for derivative assets	1,700	1,578	2,451
(Increase)/decrease in interest receivable	(8,984)	2,230	(7,619)
Decrease/(increase) in receivable under DRSPP	—	985	(280)
Depreciation and amortization on real estate, including discontinued operations	574	838	819
Decrease (increase) in other assets and other	18	(65)	(440)
(Decrease)/increase in accrued expenses and other liabilities	(1,950)	2,475	(13,662)
(Decrease)/increase in accrued interest payable	(30,993)	25,806	21,112
Gain on sale of real estate from discontinued operations	(6,660)	—	—
Loss on sale of real estate from discontinued operations	408	—	—
Share-based compensation expense	539	493	558
Negative amortization on MBS	(1,614)	(443)	—

Net cash provided by operating activities	15,883	136,194	128,298

Cash Flows From Investing Activities:
Principal payments on MBS	1,637,304	2,629,887	2,078,565
Proceeds from sale of MBS	1,843,659	617,152	39,950
Purchases of MBS	(4,128,466)	(2,308,134)	(4,594,995)
Proceeds from sale of real estate	23,534
Cash increase from initial consolidation of subsidiary	—	—	258

Net cash (used)/provided by investing activities	(623,969)	938,905	(2,476,222)

Cash Flows From Financing Activities:
Purchase of Caps	—	—	(2,394)
Principal payments on repurchase agreements	(21,101,718)	(19,571,976)	(18,591,961)
Proceeds from borrowings on repurchase agreements	21,724,897	18,558,476	20,680,617
Proceeds from issuance of preferred stock	—	—	92,053
Proceeds from issuance of common stock	11,118	2,998	175,822
Dividends paid on preferred stock	(8,160)	(8,160)	(3,576)
Common stock repurchased	(6,127)	(12,697)	—
Dividends paid on common stock and DERs	(16,079)	(47,646)	(73,816)
Principal payments on and satisfaction of mortgages, including discontinued operations	(12,946)	(134)	(187)

Net cash provided/(used) by financing activities	590,985	(1,079,139)	2,276,558

Net decrease in cash and cash equivalents	(17,101)	(4,040)	(71,366)
Cash and cash equivalents at beginning of period	64,301	68,341	139,707

Cash and cash equivalents at end of period	$47,200	$64,301	$68,341

Supplemental Disclosure of Cash Flow Information:
Interest paid	$219,262	$159,050	$67,024

Mortgage prepayment penalty paid – discontinued operations	$712	$—	$—

Built-in gains taxes paid on sales of real estate	$1,320	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,

	2006	2005	2004

(In Thousands)
Net income before preferred stock dividends	$8,758	$6,708	$78,073
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on MBS, net	6,165	(68,185)	(23,529)
Reclassification adjustment for net loss/(gain) included in net income	24,568	39,568	(809)
Unrealized (loss)/gain on Caps, net	(342)	2,735	1,026
Unrealized (loss)/gain on Swaps	(2,573)	2,771	321

Comprehensive income/(loss) before preferred stock dividends	$36,576	$(16,403)	$55,082

Dividends on preferred stock	(8,160)	(8,160)	(3,576)

Comprehensive Income/(Loss) Available to Common Stockholders	$28,416	$(24,563)	$51,506

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization

          MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual net taxable income to its stockholders, subject to certain adjustments. (See Note 8(c).)

2.      Summary of Significant Accounting Policies

          (a) Basis of Presentation and Consolidation

          The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

          (b) MBS

          The Company accounts for its MBS in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s MBS are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholder’s Equity. On December 31, 2005, the Company adopted the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”). The application of the FASB Impairment Position resulted in the Company recognizing an other-than-temporary impairment charge of $20.7 million on December 31, 2005. (See Note 2(d).)

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

          The Company’s adjustable-rate assets are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by an agency of the U.S. government, such as the Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac (collectively, “Agency MBS”) or are rated AAA by at least one nationally recognized rating agency. Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. To a lesser extent, the Company also holds investments in MBS or mortgage-related securities that are rated below AAA. These mortgage-related assets have yields that are determined by the actual and estimated cash flows generated by the underlying mortgage loans on these assets. At December 31, 2006, the Company had MBS with a carrying value of $5.7 million rated below BBB, such MBS were purchased at a deep discount, with the discount, or a portion thereof, recorded as credit protection against future credit losses under various economic environments.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

negative amortization is guaranteed by the issuing agency.

          Interest income on the Company’s MBS rated below AA is recognized in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Pursuant to EITF 99-20, initial cash flows from a security are estimated applying assumptions that were used to determine the fair value of such security and the excess of the future cash flows over the initial investment is recognized as interest income under the effective yield method. The Company reviews and makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, will result in a prospective change in interest income. At December 31, 2006, the Company had $17.7 million, or 0.3% of its assets, invested in MBS rated A or lower.

          (c) Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

          (d) Other-Than-Temporary Impairment and Credit Risk

          The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans, (ii) residential MBS (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At December 31, 2006, 94.9% of the Company’s assets consisted of Agency MBS and related receivables, 3.7% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 0.7% were cash and cash equivalents; combined these assets comprised 99.3% of the Company’s total assets.

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

          The FASB Impairment Position specifically provides that when the fair value of an investment is less than its cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment’s cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date. Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value.

          Upon a decision to sell an impaired available-for-sale investment on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. Upon the implementation of the FASB Impairment Position, the Company recorded an impairment charge of $20.7 million, related to other-than-temporary impairments on certain MBS that the Company did not expect to hold until recovery of such impairment. These impairments were the result of decreases in the market value of such MBS due to changes in market interest rates. The Company had no other-than-temporarily impaired MBS at December 31, 2006 and did not recognize any impairment charges against its MBS portfolio during the year ended December 31, 2006. At December 31, 2005, the Company had MBS of $821.5 million on which an impairment charge had been made; all such MBS were sold during the first quarter of 2006, resulting in a net gain of $1.6 million reflecting the amount of market recovery subsequent to December 31, 2005. (See Note 3.)

          At December 31, 2006, the Company had non-Agency MBS with an amortized cost of $16.9 million and a fair value/carrying value of $17.7 million rated below AA for which the EITF 99-20 applies. EITF 99-20 applies to

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

beneficial interests in securitized financial assets that are rated below AA, as they are not considered to be of a credit quality sufficiently collateralized to ensure that the possibility of credit loss is remote, and to beneficial interests that can contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment against such beneficial interests. In accordance with EITF 99-20, when the fair value of the beneficial interest is below the amortized cost of such asset and an adverse change in cash flows has occurred from those previously estimated, due to actual prepayment and credit loss experience, the Company is required to take an impairment charge against such asset and adjust the future yield. Accordingly, the MBS would be written down to fair value, the resulting impairment would be charged against income and a new cost basis of the MBS established. Through December 31, 2006, the Company had not recognized any credit related impairments against any of its MBS.

          (e) Goodwill

          The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances. At the time the Company adopted FAS 142, the Company had unamortized goodwill of approximately $7.2 million, which represents the excess of the fair value of the common stock issued by the Company over the fair value of net assets acquired in connection with its formation in 1998. Goodwill is tested for impairment at the entity level on an annual basis. Through December 31, 2006, the Company had not recognized any impairment against its goodwill.

          (f) Real Estate

          At December 31, 2006, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand Place”), which is consolidated with the Company. This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Notes 2(g) and 4.)

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

          (g) Real Estate Held-for-Sale/Discontinued Operations

          The Company accounts for its real estate assets held-for-sale in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). Among other things, FAS 144 provides that a long-lived asset classified as held-for-sale shall: (i) not be depreciated while classified as held-for-sale; (ii) be measured at the lower of its carrying amount or fair value less cost to sell; (iii) result in a loss recognized for any initial or subsequent write-down to fair value less cost to sell or a gain recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss, not previously recognized, that results from the sale of a long-lived asset shall be recognized at the date of sale. In accordance with FAS 144, as amended by Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), revenues and expenses for the Company’s indirect interest in a property classified as held-for-sale or sold have been restated as discontinued operations, on a net basis for each of the periods presented. This reclassification/restatement had no effect on the Company’s reported net income. (See Note 4.)

          On June 30, 2006, the Company classified its indirect investment in Cameron at Hickory Grove Apartments, a 201-unit multi-family apartment complex in Charlotte, North Carolina (“Cameron”), as held-for-sale. Upon the reclassification, Cameron was reviewed for impairment and it was determined that Cameron’s carrying value approximated its fair value less cost to sell. The sale of Cameron during the fourth quarter of 2006 ultimately resulted in a net loss of $408,000. In addition, a prepayment penalty of $577,000 was incurred on the satisfaction of the mortgage secured by such property. (See Note 4.)

          During the first quarter of 2006, the Company sold its 100% membership interest in Greenhouse Holdings, LLC (“Greenhouse”), which held a 128-unit multi-family apartment building in Omaha, Nebraska known as “The Greenhouse”. The transaction resulted in a gain of $4.8 million net of selling costs and a built-in gains tax of $1.8 million. In addition, a $135,000 mortgage prepayment penalty was incurred on the satisfaction of the mortgage secured by such property. Prior to the quarter in which the sale of Greenhouse occurred, there was no definitive plan to sell such property.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          (h) Repurchase Agreements

          The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Under repurchase agreements the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender. With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through December 31, 2006, the Company had satisfied all of its margin calls.

          Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better or, if applicable, whose parent or holding company is rated single A or better (“Quality Institutions”) as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At December 31, 2006, the Company had outstanding balances under repurchase agreements with 13 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral) to a single lender of $56.7 million. (See Note 6.)

          Historically, the Company had in some cases, purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which are also collateralized by these MBS, with the same counterparty (a “Same Party Transaction”). The Company recorded the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities on its consolidated balance sheets, with changes in the fair value of these MBS recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements were reported gross on the Company’s consolidated statements of income.

          Based upon the Company’s understanding of a technical interpretation of the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), Same Party Transactions may not qualify as a purchase by the Company because the MBS purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. The result of this technical interpretation would be to preclude the Company from having presented (i) these MBS and the related financings under repurchase agreements on a gross basis on its balance sheet and (ii) the related interest income earned and interest expense incurred on a gross basis on its income statement. Instead, the Company may be required to present Same Party Transactions on a net basis, reporting derivatives on its balance sheet and the corresponding change in fair value of such derivatives on its income statement. The value of the derivatives created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying credit provided by the applicable counterparty.

          If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

how these transactions were reported on its consolidated financial statements. This issue was presented to the Emerging Issues Task Force of the FASB in early 2006 for guidance, and during the third quarter of 2006 the FASB determined it would consider the issue. As of December 31, 2006, the Company had no Same Party Transactions and, at December 31, 2005, the Company had 25 Same Party Transactions aggregating approximately $474.5 million in MBS and $471.5 million in financings under repurchase agreements.

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

          (j) Comprehensive Income

          Comprehensive income for the Company includes net income/(loss), the change in net unrealized gains and losses on MBS and derivative instruments, and is reduced by dividends on preferred stock. (See Note 10.)

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

          Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired from a C corporation during the ten-year period following the initial acquisition of such asset. Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gains at the time the asset was acquired from the non-REIT C corporation. On January 31, 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of one of its real estate properties, which, net of such tax and selling expenses, resulted in a gain of $4.8 million. (See Note 4.)

          (l) Derivative Financial Instruments/Hedging Activity

          The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of interest rate swap agreements (“Swaps”) and interest rate cap agreements (“Caps” and, together with Swaps, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

          The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 5.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with Quality Institutions.

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

          All changes in the value of Swaps are recorded in accumulated other comprehensive income. If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception and throughout the term of the hedging relationship, then the related gain or loss in accumulated other comprehensive income would be recognized through earnings.

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

          (m) Adoption of New Accounting Standards

          Equity Based Compensation

          On January 1, 2006, the Company adopted FAS No. 123R “Share-Based Payment” (“FAS 123R”) applying the modified prospective method of accounting for stock options. FAS 123R, among other things, eliminated the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of FAS 123R, the Company accounted for its stock based compensation in accordance with FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was adopted on January 1, 2003. Based on the Company’s analysis of its outstanding options under the provisions of FAS 123R, the adoption of FAS 123R had no impact on the Company. The Company continues to value its stock-option compensation expense using the Black-Scholes-Merton method, and expenses options using the straight-line method. (See Note 11.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Pursuant to FAS 123R the Company’s compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date. Restricted stock granted to retirement-eligible employees is expensed upon grant, as there is no risk of forfeiture.

          (n) Recently Issued Accounting Standards

          FASB Statements and Interpretations

          In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact, if any, that FAS 157 may have on the Company’s financial statements.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

          In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”), an amendment to FAS 133 and FAS 140. Among other things, FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. At initial application of FAS 155, the fair value election provided for in paragraph 4(c) may be applied for hybrid financial instruments that were bifurcated under paragraph 12 of FAS 133 prior to the initial application of FAS 155.

          In January 2007, the FASB provided a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. Following the issuance of the scope exception by the FASB, changes in the market value of the Company’s investment securities would continue to be made through other comprehensive income, a component of stockholders’ equity. The Company does not expect that the January 1, 2007 adoption of FAS 155 will have a material impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

          Securities and Exchange Commission Staff issued Staff Accounting Bulletin

          In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 during the year ended December 31, 2006 had no impact on the Company’s financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          (o) Reclassifications

          Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      Mortgage-Backed Securities

          All of the Company’s MBS are classified as available-for-sale and, as such, are carried at their estimated fair value, based on prices obtained from a third-party pricing service or, if pricing was not available for an MBS from such pricing service, the average of broker price quotes received for such MBS. At December 31, 2006 and 2005, the Company’s portfolio of MBS consisted of pools of ARM-MBS with carrying values of approximately $6.341 billion and $5.709 billion, respectively. The Company had no fixed-rate MBS at December 31, 2006 and $6.2 million of such MBS at December 31, 2005.

          The Company’s MBS portfolio is primarily comprised of Agency MBS, which have an implied AAA rating, or non-Agency MBS that are rated AAA by one or more of the Rating Agencies. The following tables present certain information about the Company’s MBS at December 31, 2006 and 2005.

	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain

(In Thousands)	December 31, 2006

Agency MBS:
Fannie Mae Certificates	$5,506,188	$5,482,112	$(24,076)
Ginnie Mae Certificates	307,472	304,826	(2,646)
Freddie Mac Certificates	301,016	299,505	(1,511)
Non-Agency MBS (2):
AAA	237,805	234,275	(3,530)
AA	2,253	2,218	(35)
Single A and A-	3,029	3,014	(15)
BBB and BBB-	9,007	8,972	(35)
BB and below	2,140	2,255	115
Non-rated	2,753	3,491	738

Total MBS	$6,371,663	$6,340,668	$(30,995)

	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain

	December 31, 2005

Agency MBS:
Fannie Mae Certificates	$3,950,983	$3,906,821	$(44,162)
Ginnie Mae Certificates	879,105	870,234	(8,871)
Freddie Mac Certificates	354,708	351,592	(3,116)
Non-Agency MBS (2):
AAA	585,911	580,317	(5,594)
AA	2,290	2,271	(19)
Single A and A-	1,591	1,569	(22)
BBB and BBB-	903	884	(19)
BB and below	1,059	1,133	74
Non-rated	84	85	1

Total MBS	$5,776,634	$5,714,906	$(61,728)

(1)	Includes principal payments receivable.

(2)	Based upon ratings issued by Standard & Poor’s.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government, federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. AAA is the highest bond rating given by Standard & Poor’s and indicates the credit worthiness of the investment (i.e., the obligor’s ability to meet its financial commitment on the obligation). In addition, the Company includes in its portfolio of non-agency MBS its investments in investment and non-investment grade interests in mortgage-related assets, certain of which are non-rated. At December 31, 2006, the Company had $3.5 million of non-rated assets, or less than 1% of total assets.

          The Company’s MBS rated below investment grade, including the non-rated MBS, were purchased at a discount, a portion of which was designated as credit protection against future credit losses. The initial credit protection (i.e., discount) of these MBS may be adjusted over time, based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these securities is less favorable than initially forecasted, impairment charges and a corresponding write down of such MBS to a new cost basis could result.

          The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s MBS at December 31, 2006 and 2005.

	2006	2005

(In Thousands)
Principal/notional balance	$6,257,047	$5,662,322
Principal payment receivable	15,819	18,870

	6,272,866	5,681,192

Unamortized premium	98,838	98,689
Unaccreted discount	(41)	(3,247)
Gross unrealized gains	3,193	3,988
Gross unrealized losses	(34,188)	(65,716)

Carrying value/estimated fair value	$6,340,668	$5,714,906

          During the fourth quarter of 2005, the Company repositioned its MBS portfolio which resulted in the sale of $564.8 million of MBS, realizing an aggregate loss of $18.4 million, and the recognition of an other-than-temporary impairment charge of $20.7 million. This impairment charge was recognized, in accordance with the FASB Impairment Position, at December 31, 2005 on specifically identified MBS in the Company’s portfolio, with an aggregate estimated market value of $821.5 million, on which the Company had determined to discontinue its previous strategy of holding until such time that the unrealized losses were recovered. Accordingly, the amounts presented in the above table at December 31, 2005 have been reduced by the other-than-temporary impairment charge taken. All of the MBS on which an impairment charge was taken at December 31, 2005 were sold during the first quarter of 2006.

          The Company monitors the performance and market value of its MBS portfolio, including these MBS on which it’s had unrealized losses, on an ongoing basis. At December 31, 2006, the Company had 217 MBS, with an amortized cost of $1.696 billion, that had unrealized losses for 12 months or more. All of these MBS were Agency MBS or investment grade (i.e., rated BBB-) or higher. At December 31, 2006, these MBS had gross unrealized losses of $27.1 million.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The following table presents the gross unrealized losses and estimated fair value of the Company’s MBS, aggregated by investment category or rating and length of time that such MBS have been in a continuous unrealized loss position at December 31, 2006.

	Unrealized Loss Position for:

	Less than 12 Months		12 Months or more		Total

(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses

Agency MBS:
Fannie Mae	$2,662,907	$6,317	$1,160,180	$19,877	$3,823,087	$26,194
Ginnie Mae	38,840	196	216,078	2,623	254,918	2,819
Freddie Mac	172,691	505	102,215	1,055	274,906	1,560
AAA rated MBS	42,515	60	186,169	3,470	228,684	3,530
AA rated MBS	—	—	2,218	35	2,218	35
A rated MBS	—	—	1,550	15	1,550	15
BBB rated MBS	972	30	884	5	1,856	35

Total temporarily impaired securities	$2,917,925	$7,108	$1,669,294	$27,080	$4,587,219	$34,188

          At December 31, 2006, the Company determined that it had the intent and ability to continue to hold those MBS on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these MBS was considered temporary. However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables. Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired MBS until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

          During the year ended December 31, 2006, the Company sold 84 MBS for $1.844 billion, resulting in net realized losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. These sales were primarily comprised of the 83 MBS sold for $1.823 billion through June 30, 2006 as part of the Company’s repositioning of the MBS portfolio. Included in the repositioning sales were MBS of $821.5 million on which the Company had taken a $20.7 million impairment charge against at December 31, 2005.

          The following table presents interest income and premium amortization on the Company’s MBS portfolio for the years ended December 31, 2006, 2005 and 2004.

	December 31,

	2006	2005	2004

(In Thousands)
Coupon interest on MBS	$247,845	$292,313	$222,614
Premium amortization	(31,085)	(56,548)	(47,683)
Discount accretion	111	33	26

Interest income on MBS, net	$216,871	$235,798	$174,957

          The following table presents certain information about the Company’s MBS that will reprice or be repaid based on contractual terms, which do not consider prepayments assumptions, at December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005

(Dollars in Thousands)
Months to Coupon Reset or Contractual Payment	Fair Value (1)	% of Total	WAC (2)	Fair Value (1)	% of Total	WAC (2)

Within 30 Days	$972,867	15.4%	6.32%	$1,215,074	21.4%	5.01%
30 to 90 Days	71,657	1.1	6.03	417,940	7.3	4.39
Three to 12 Months	759,762	12.0	5.91	1,406,771	24.7	4.50
12 to 24 Months	142,191	2.3	4.86	1,065,926	18.7	4.44
24 to 36 Months	318,940	5.0	4.93	301,996	5.3	4.78
36 to 60 Months	3,220,190	50.9	6.16	1,282,155	22.5	5.04
Over 60 Months	839,242	13.3	6.16	6,174	0.1	7.33

Total	$6,324,849	100.0%	6.06%	$5,696,036	100.0%	4.73%

(1) Does not include principal payments receivable.

(2) “WAC” is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which varies by issuer.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The following table presents information about the Company’s MBS pledged as collateral under repurchase agreements and Swaps at December 31, 2006.

	MBS Pledged Under Repurchase Agreements		MBS Pledged Under Swaps

MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged

(In Thousands)
Fannie Mae	$5,348,560	$5,370,539	$13,538	$13,587	$5,362,098
Freddie Mac	252,825	254,018	—	—	252,825
Ginnie Mae	216,345	218,088	—	—	216,345
AAA Rated	226,640	230,130	—	—	226,640
BBB Rated	7,113	7,113	—	—	7,113

	$6,051,483	$6,079,888	$13,538	$13,587	$6,065,021

4.       Real Estate and Discontinued Operations

          The Company’s investments in real estate, all of which were consolidated with the Company at December 31, 2006 and December 31, 2005, were as follows:

	December 31,

	2006 (1)		2005 (2)

(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings	$11,789		$29,398
Cash	126		749
Prepaid and other assets	146		406
Mortgages payable	(9,606	)(3)	(22,552)
Accrued interest and other payables	(122)		(390)

Real estate assets, net	$2,333		$7,611

(1)	At December 31, 2006, the Company held for investment purposes an indirect 100% ownership interest in Lealand Place.

(2)

Included in real estate at December 31, 2005 were the assets and liabilities of Greenhouse and Cameron, which had combined assets of $17.3 million, comprised primarily of land and buildings, and combined liabilities of $13.1 million, comprised primarily of mortgages of $12.8 million. Greenhouse was sold on January 31, 2006. Cameron, which was classified as held-for-sale on June 30, 2006, was sold in October 2006.

(3)

The mortgage collateralized by Lealand Place is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. At December 31, 2006, the mortgage had a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid. In January 2005, the Company loaned Lealand Place $150,000 to fund operations which remained outstanding through December 31, 2006; this loan and the related interest is eliminated in consolidation.

          The following table presents the summary results of operations for Lealand Place that were consolidated for the years ended December 31, 2006, 2005 and 2004. The table does not include revenues and expenses for properties classified as held-for-sale or sold through December 31, 2006, as the results for such properties have been restated and reported as a component of discontinued operations on a net basis on each of the Company’s consolidated income statements presented.

	December 31,

	2006	2005	2004

(In Thousands)
Revenue from operations of real estate	$1,556	$1,460	$1,480
Interest expense for mortgages on real estate	(675)	(682)	(693)
Other real estate operations expense	(942)	(991)	(992)

Loss from Real Estate Operations, net	$(61)	$(213)	$(205)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Discontinued Operations

          The Company’s discontinued operations reflect the operating results for Cameron and Greenhouse, which were indirectly held by the Company through wholly-owned subsidiaries. These two properties were sold during 2006. The sale of these properties resulted in the Company realizing a net gain of $4.4 million, net of a built-in gains tax of $1.8 million incurred upon the sale of one property and selling costs. In addition, mortgage prepayment penalties of $712,000 were incurred upon the satisfaction of the mortgages secured by these properties. While the historical results of operations for these properties were neither individually nor in the aggregate material to the Company, they have none-the-less been restated and reported net as a component of discontinued operations.

5.       Hedging Instruments

          In connection with the Company’s interest rate risk management process, the Company hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. The Company uses Swaps and, to a lesser extent, Caps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In addition, the Company is required to pledge assets as collateral for certain of its Swaps, which amount varies over time based on the market value notional amount, and remaining term of the Swap. At December 31, 2006 and December 31, 2005, the Company had MBS pledged as collateral against its Swaps of $13.5 million and $854,000, respectively. In order to mitigate its exposure to any counterparty-related risk associated with its Hedging Instruments, the Company’s policy is to enter into derivative transactions only with Quality Institutions. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of Caps and could have difficulty obtaining its assets pledged as collateral for Swaps.

          The following table sets forth the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income/(loss) for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,

	2006	2005	2004

(In Thousands)
Accumulated Other Comprehensive (Loss)/Income from Hedging Instruments:
Balance at beginning of year	$3,517	$(1,989)	$(3,336)
Unrealized (losses)/gains on Hedging Instruments, net	(2,915)	5,506	1,347

Balance at the end of year	$602	$3,517	$(1,989)

          (a) Interest Rate Swaps

          The Company’s Swaps are used to lock-in the fixed Swap rate related to a portion of its current and anticipated future 30-day term repurchase agreements. For the years ended December 31, 2006 and 2005, the Company’s Swaps reduced the cost of interest expense on repurchase agreements by $4.1 million and $108,000, respectively.

          The following table presents information about the Company’s Swaps, all of which were active at December 31, 2006.

	Weighted Average Remaining Active Period	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)

(Dollars in Thousands)
Currently Active	39 Months	$1,809,191	4.93%	$519	$2,412	$(1,893)

          (b) Interest Rate Caps

          The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. When the 30-day LIBOR increases above the rate specified in the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.

          The following table presents the impact on the Company’s interest expense of its Caps for the years ended December 31, 2006, 2005 and 2004, respectively.

	For Year Ended December 31,

	2006	2005	2004

(In Thousands)
Premium amortization on Caps	$1,700	$1,578	$2,451
Payments earned on Caps	(2,807)	(316)	—

Net increase/(decrease) on interest expense related to Caps	$(1,107)	$1,262	$2,451

          The following table presents information about the Company’s Caps, all of which were active at December 31, 2006.

	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/Carrying Value	Gross Unrealized Gains

(Dollars in Thousands)
Currently active	2 Months	3.83%	$150,000	$278	$361	$83

(1)	The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap Agreement. At December 31, 2006, the 30-day LIBOR was 5.32%.

6.       Repurchase Agreements

          The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At December 31, 2006, the Company had 353 repurchase agreements with a weighted average remaining contractual maturity of 11 months and an effective repricing period of 15 months given the impact of related derivative hedges. At December 31, 2005, the Company had 415 repurchase agreements with a weighted average remaining contractual maturity of four months and an effective repricing term of four months given the impact of related derivative hedges. The following table presents contractual repricing information about the Company’s repurchase agreements, which does not include the impact of related derivative hedges, at December 31, 2006 and December 31, 2005.

	December 31, 2006		December 31, 2005

	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate

(In Thousands)
Within 30 days	$2,848,300	5.30%	$1,606,500	3.98%
30 days to 3 months	1,017,900	5.10	1,806,832	3.41
Over 3 months to 6 months	37,200	3.98	709,000	3.23
Over 6 months to 12 months	—	—	774,600	3.34
Over 12 months to 24 months	1,505,311	5.16	202,600	3.56
Over 24 months to 36 months	314,000	5.33	—	—

	$5,722,711	5.22%	$5,099,532	3.56%

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The following table presents information about the Company’s MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at December 31, 2006.

Collateral Pledged		Term to Maturity of Repurchase Agreement

MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total

(In Thousands)
Fannie Mae	$5,348,560	$2,620,010	$745,100	$1,699,080	$5,064,190
Freddie Mac	252,825	65,190	23,800	130,725	219,715
Ginnie Mae	216,345	107,100	83,600	26,706	217,406
AAA Rated	226,640	50,500	165,400	—	215,900
BBB Rated	7,113	5,500	—	—	5,500

	$6,051,483	$2,848,300	$1,017,900	$1,856,511	$5,722,711

7.       Commitments and Contingencies

          Lease Commitments

          The Company pays monthly rent on each of its operating leases. The Company has a lease through August 31, 2012 for its corporate headquarters, located at 350 Park Avenue, New York, New York. This lease provides for, among other things, annual rent of: (i) $348,000 through November 30, 2008 and (ii) $358,000 from December 1, 2008 through August 31, 2012. The Company also has a lease for additional space at its corporate headquarters, which runs through July 31, 2007 and provides for, among other things, annual rent of $152,000. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York. This lease provides for, among other things, annual rent of $26,000 for 2007. The Company is presently reviewing office space alternatives in anticipation of the expiration of one lease for space at our corporate headquarters in July of 2007 and to address our additional space requirements.

          At December 31, 2006, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	At December 31,

(In Thousands)
2007	$474
2008	349
2009	358
2010	358
2011	358
Thereafter	238

$2,135

8.       Stockholders’ Equity

          (a) Stock Repurchase Program

          On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources. From inception of the Repurchase Program through December 31, 2006, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90. On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares. At December 31, 2006, 4,000,000 shares remained authorized for repurchase. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

          Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s common stock.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          (b) Preferred Stock

          At December 31, 2006, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share. The preferred stock, which is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on April 27, 2009 (subject to the Company’s right under limited circumstances to redeem the preferred stock prior to that date in order to preserve its qualification as a REIT), is senior to the Company’s common stock with respect to dividends and distributions. The preferred stock must be paid a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The preferred stock generally does not have any voting rights, subject to an exception in the event Company’s fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock. Through December 31, 2006, the Company had declared and paid all required quarterly dividends on the preferred stock.

          The following table presents dividends declared by the Company on its preferred stock, since such securities were first issued on April 27, 2004.

Year	Declaration Date	Record Date	Payment Date	Dividend Per share

2006	February 17, 2006	March 1, 2006	March 31, 2006	$0.53125
	May 19, 2006	June 1, 2006	June 30, 2006	0.53125
	August 21, 2006	September 1, 2006	September 29, 2006	0.53125
	November 20, 2006	December 1, 2006	December 29, 2006	0.53125

2005	February 18, 2005	March 1, 2005	March 31, 2005	$0.53125
	May 20, 2005	June 1, 2005	June 30, 2005	0.53125
	August 19, 2005	September 1, 2005	September 30, 2005	0.53125
	November 18, 2005	December 1, 2005	December 30, 2005	0.53125

2004	May 27, 2004	June 4, 2004	June 30, 2004	$0.37780	(1)
	August 24, 2004	September 1, 2004	September 30, 2004	0.53125
	November 19, 2004	December 1, 2004	December 31, 2004	0.53125

(1) Represents dividend for the period of April 27, 2004 through June 30, 2004.

          (c) Common Stock

          The following table presents dividends declared by the Company on its common stock during the years ended December 31, 2006, 2005 and 2004.

Year	Declaration Date	Record Date	Payment Date	Dividend per Share

2006	April 3, 2006	April 17, 2006	April 28, 2006	$0.050
	July 5, 2006	July 17, 2006	July 31, 2006	0.050
	October 2, 2006	October 13, 2006	October 31, 2006	0.050
	December 14, 2006	December 29, 2006	January 31, 2007	0.060

2005	April 1, 2005	April 12, 2005	April 29, 2005	$0.180
	July 1, 2005	July 12, 2005	July 29, 2005	0.125
	October 3, 2005	October 14, 2005	October 28, 2005	0.050
	December 15, 2005	December 27, 2005	January 31, 2006	0.050

2004	April 1, 2004	April 12, 2004	April 30, 2004	$0.260
	July 1, 2004	July 12, 2004	July 30, 2004	0.250
	October 4, 2004	October 12, 2004	October 29, 2004	0.230
	December 16, 2004	December 27, 2004	January 31, 2005	0.220

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          For income tax purposes, a portion of each of the dividends declared in December 2006, 2005 and 2004 were treated as a dividend for stockholders in the subsequent year.

          In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital. For the years ended December 31, 2006 and 2005, the Company’s common stock dividends were characterized as ordinary income to stockholders; for the year ended December 31, 2004, a portion of the Company’s common stock dividends were deemed to be capital gains, with the remainder characterized as ordinary income.

          (d) Shelf Registration Statements

          On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the SEC declared this shelf registration statement effective. At December 31, 2006, the Company had $8.7 million remaining on this shelf registration statement.

          On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At December 31, 2006, the Company had $232.6 million available under this shelf registration statement.

          On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (the “DRSPP”). This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At December 31, 2006, 9.5 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

          On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 2.3 million shares remained available for issuance.

          (e) DRSPP

          Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the years ended December 31, 2006, 2005 and 2004, the Company issued 3,509, 368,702 and 8,357,302 shares through the DRSPP raising net proceeds of $27,300, $3.0 million and $76.6 million, respectively. From the inception of the DRSPP through December 31, 2006, the Company issued 12,063,632 shares pursuant to the DRSPP raising net proceeds of $110.9 million.

          (f) Controlled Equity Offering Program

          On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. During the years ended December 31, 2006 and 2004, the Company issued 1,461,600 and 1,833,215 shares through the CEO Program raising net proceeds of $11.2 million and $16.5 million, respectively. The Company did not issue any shares through the CEO Program during the year ended December 31, 2005. In connection with such transactions, the Company paid Cantor fees and commissions of $286,361, $0 and $419,942 for the years ended December 31, 2006, 2005 and 2004, respectively.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	EPS Calculation

          The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Numerator:
Net income allocable to commons stockholders:
Net income	$8,758	$6,708	$78,073
Net income/(loss) from discontinued operations	3,522	(86)	(227)

Net income from continuing operations	5,236	6,794	78,300

Dividends declared on preferred stock	(8,160)	(8,160)	(3,576)

Net (loss)/income available to common stockholders from continuing operations for basic and diluted earnings per share	(2,924)	(1,366)	74,724
Net income/(loss) from discontinued operations	3,522	(86)	(227)

Net income/(loss) available to common stockholders from continuing operations	$598	$(1,452)	$74,497

Denominator:
Weighted average common shares for basic earnings per share	79,526	82,025	76,168
Weighted average effect of dilutive employee stock options	29	— *	49

Denominator for diluted earnings per share	79,555	82,025	76,217

Basic and diluted net earnings/(loss) per share:
Continuing operations	$(0.03)	$(0.02)	$0.98
Discontinued operations	0.04	—	—

Total Basic and Diluted earnings (loss) per share	$0.01	$(0.02)	$0.98

*

For the year ended December 31, 2005, securities issuable pursuant to the exercise of the Company’s common stock options that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to have done so would have been anti-dilutive, as 2005 was a loss year.

10.	Accumulated Other Comprehensive Loss

          Accumulated other comprehensive loss at December 31, 2006 and 2005 was as follows:

	2006	2005

(In Thousands)
Available-for-sale MBS:
Unrealized gains	$3,193	$3,988
Unrealized losses	(34,188)	(65,716)

	(30,995)	(61,728)

Hedging Instruments:
Unrealized gains on Swaps	519	3,092
Unrealized gains on Caps	83	425

	602	3,517

Accumulated other comprehensive loss	$(30,393)	$(58,211)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

          In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. Authorized but unissued shares are issued pursuant to the 2004 Plan. At December 31, 2006, 2.3 million shares of common stock remained available for grant towards such limit. Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

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

          The following table presents information about the Company’s Options for the periods presented:

	2006		2005		2004

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year:	962,000	$9.33	1,087,000	$9.34	1,012,250	$9.32
Granted	—	—	—	—	80,000	9.54
Cancelled/forfeited	—	—	(125,000)	9.38	(5,250)	10.25
Exercised	—	—	—	—	—	—

Outstanding at end of year	962,000	$9.33	962,000	$9.33	1,087,000	$9.34

Options exercisable at end of year	949,500	$9.32	824,000	$9.18	793,500	$9.07

          The Company recorded expenses of $374,000, $493,000 and $558,000 for Options and related DERs for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Company had 12,500 Options outstanding with an exercise price of $10.23 that were not vested and were scheduled to vest on February 2, 2007. These unvested Options had an unrecognized corresponding aggregate expense of $5,000. As of December 31, 2006, the aggregate intrinsic value of total Options outstanding was $338,000 and the aggregate value of Options currently exercisable was $282,000.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Certain information about the Company’s Options outstanding as of December 31, 2006 are set forth below:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

$4.88	100,000	$4.88	2.6
8.40	30,000	8.40	7.6
9.38	330,000	9.38	1.3
10.23 – 10.25	502,000	10.25	6.8

	962,000	$9.33	4.5

          No Options were granted during 2006 and 2005. The weighted average fair value of Options granted during the year ended December 31, 2004 was $3.34 per Option. The following table presents the assumptions used to calculate the fair value of Options granted during 2004, using the Black-Scholes-Merton model:

December 31, 2004

Risk-Free Interest Rate	3.9%
Expected Volatility	34.1
Dividend Yield*	3.4
Expected Life	7 years

*	57,500 of the 80,000 stock options granted had DERs attached, for which a dividend yield of zero is applied.

          During the year ended December 31, 2006, the Company issued 35,738 shares of restricted common stock and recognized an expense of $165,000 related to the vesting of 24,917 shares. At December 31, 2006, the Company had unrecognized compensation expense of $84,000 related to the unvested shares of restricted common stock granted. The following table present information about the Company’s restricted stock awards for the periods presented:

	2006		2005		2004

	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date

Outstanding at beginning of year:	—	$—	—	$—	—	$—
Granted *	35,738	7.00	—	—	—	—
Cancelled/forfeited	—	—	—	—	—	—

Outstanding at end of year	35,738	$7.00	—	$—	—	$—

Shares vested at end of year	24,917	$6.65	—	$—	—	$—

*

Awards vested 25% upon grant, and vest 25% per year for each of the next three years on the grant date anniversary. Grants for which there is no substantial risk of forfeiture are considered vested at the time of grant.

          A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of common stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. All DERs granted prior to October 1, 2003 vested on the same basis as the underlying Options. Dividends are paid on vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital. Dividends paid on the Company’s DERs are charged to stockholders’ equity when declared. The Company recorded dividends associated with the DERs to stockholders’ equity of $188,000, $296,000 and $603,000, respectively, for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the Company had 960,750 DERs outstanding, of which 948,250 were vested.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          (b) Employment Agreements

          The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to the occurrence of certain triggering events.

          (c) Deferred Compensation Plans

          The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the common stock. Deferred accounts increase or decrease in value as would equivalent shares of the common stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company. Effective January 1, 2007, the Company’s Board of Directors resolved to suspend indefinitely the directors’ ability to defer additional compensation under the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan.

          At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At December 31, 2006 and 2005, the Company had the following aggregate liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	December 31, 2006	December 31, 2005

Directors’ deferred	$594	$337
Officers’ deferred	277	200

	$871	$537

          (d) Savings Plan

          The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), which was established during 2002. Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Subject to certain restrictions, all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the years ended December 31, 2006, 2005 and 2004 the Company recognized expenses for matching contributions of $78,000, $77,000 and $60,000, respectively.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	Estimated Fair Value of Financial Instruments

          FAS No. 107 “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The relevance and reliability of the estimates of fair values presented are limited, given the dynamic nature of market conditions and numerous other factors over time. The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2006 and 2005.

	2006		2005

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

(In Thousands)
Financial Assets:
Cash and cash equivalents	$47,200	$47,200	$64,301	$64,301
MBS	6,340,668	6,340,668	5,714,906	5,714,906
Hedging Instruments	2,773	2,773	5,494	5,494
Financial Liabilities:
Repurchase agreements	5,722,711	5,717,381	5,099,532	5,083,526
Real estate mortgages	9,606	10,268	22,552	25,205
Hedging instruments	1,893	1,893	—	—

          The following methods and assumptions were used by the Company in arriving at the estimated fair value of its financial instruments presented in the above table:

          MBS: Reflects prices obtained from a third-party pricing service or, if pricing is not available for a particular MBS from such pricing service, the average of broker quotes received for such MBS is used to determine the estimated fair value of such MBS.

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

          Hedging Instruments: Reflects prices obtained from counterparties to the Swaps and Caps, with whom the Company could, at the Company’s option, settle such instruments.

          Commitments: Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties. The commitments existing at December 31, 2006 and 2005 would have been offered at substantially the same rates and under substantially the same terms as those that existed at December 31, 2006 and 2005, respectively; therefore, the estimated fair value of the commitments was zero at those dates and are not included in the above table.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	Summary of Quarterly Results of Operations (Unaudited)

	2006 Quarter Ended

(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31

Interest and dividend income	$53,995	$46,185	$47,532	$71,480
Interest expense	(42,785)	(38,818)	(38,205)	(62,114)

Net interest and dividend income	11,210	7,367	9,327	9,366
Gain/(loss) on sale of MBS *	1,597	(24,746)	36	—
Other income	621	593	533	517
Operating and other expenses	(3,093)	(2,891)	(2,818)	(2,383)

Income/(loss) from continuing operations	10,335	(19,677)	7,078	7,500

Income/(loss) from discontinued operations	4,628	(56)	(1)	(1,049)

Net income/(loss) before preferred dividends	14,963	(19,733)	7,077	6,451

Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)

Net Income/(Loss) Available to Common Stockholders	$12,923	$(21,773)	$5,037	$4,411

Per Share:
Earnings/(loss) per share – continuing operations, basic and diluted	$0.10	$(0.27)	$0.06	$0.07

Earnings/(loss) per share – discontinued operations, basic and diluted	$0.06	$—	$—	$(0.01)

Earnings/(loss) per share, basic and diluted	$0.16	$(0.27)	$0.06	$0.06

	2005 Quarter Ended

(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31

Interest and dividend income	$61,239	$61,142	$57,531	$58,807
Interest expense	(39,766)	(46,508)	(49,060)	(48,499)

Net interest and dividend income	21,473	14,634	8,471	10,308
Gain/(loss) on sale of MBS *	—	—	10	(18,364)
Other-than-temporary impairment on MBS *	—	—	—	(20,720)
Other income	370	374	471	596
Operating and other expenses	(2,937)	(2,835)	(2,649)	(2,408)

Income/(loss) from continuing operations	18,906	12,173	6,303	(30,588)

Loss from discontinued operations	(25)	(14)	(32)	(15)

Net income/(loss) before preferred dividends	18,881	12,159	6,271	(30,603)

Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)

Net Income/(Loss) Available to Common Stockholders	$16,841	$10,119	$4,231	$(32,643)

Per Share:
Earnings/(loss) per share – continuing operations, basic and diluted	$0.20	$0.12	$0.05	$(0.40)

Earnings/(loss) per share – discontinued operations, basic and diluted	$—	$—	$—	$—

Earnings/(loss) per share, basic and diluted	$0.20	$0.12	$0.05	$(0.40)

*

Beginning in the fourth quarter of 2005 through the second quarter of 2006, the Company reduced its asset base through a strategy under which it, among other things, sold higher duration and lower yielding ARM-MBS. During 2006, the Company sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. For 2005, the repositioning involved the sale of $564.8 million of MBS, which resulted in an $18.4 million loss on sale, and an impairment charge of $20.7 million against certain MBS with an amortized cost of $842.2 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.	Controls and Procedures.

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

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

          Based on its assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

          The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 63 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Mortgage Investments, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that MFA Mortgage Investments, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MFA Mortgage Investments, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MFA Mortgage Investments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Mortgage Investments, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2006, and our report dated February 14, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 14, 2007

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement, relating to its 2007 annual meeting of stockholders to be held on May 22, 2007 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2006.

          The information regarding the Company’s executive officers required by Item 401 of Regulation S-K appears under Item 4A of this annual report on Form 10-K.

          The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

          The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

          The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 11.	Executive Compensation.

          The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

          The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 14.	Principal Accountant Fees and Services.

          The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

Financial Statements.The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 34 through 61 of this annual report on Form 10-K and are incorporated herein by reference.

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

12.2 Computation of Ratio of Debt to Equity.

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

MFA Mortgage Investments, Inc.

Date: February 14, 2007	By /s/	Stewart Zimmerman

Stewart Zimmerman
Chief Executive Officer and President

Date: February 14, 2007	By /s/	William S. Gorin

William S. Gorin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2007	By /s/	Teresa D. Covello

Teresa D. Covello
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 14, 2007	By /s/	Stewart Zimmerman

Stewart Zimmerman
Chairman, President and Chief Executive Officer

Date: February 14, 2007	By /s/	Stephen R. Blank

Stephen R. Blank Director

Date: February 14, 2007	By /s/	James A. Brodsky

James A. Brodsky Director

Date: February 14, 2007	By /s/	Edison C. Buchanan

Edison C. Buchanan Director

Date: February 14, 2007	By /s/	Michael L. Dahir

Michael L. Dahir Director

Date: February 14, 2007	By /s/	Alan Gosule

Alan Gosule Director

Date: February 14, 2007	By /s/	George Krauss

George Krauss Director