Form 10-Q
period 2007-03-31
MFA MORTGAGE INVESTMENTS
filed 2007-05-02
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

81,164,997 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 27, 2007.

TABLE OF CONTENTS

    Page

PART I
Financial Information

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	March 31, 2007	December 31, 2006
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged MBS of $6,094,399 and $6,065,021 at March 31, 2007 and December 31, 2006, respectively) (Notes 3 and 6)	$6,385,605	$6,340,668
Income notes (Note 3)	1,980	—
Cash and cash equivalents	53,697	47,200
Accrued interest receivable	33,437	33,182
Interest rate cap agreements (“Caps”), at fair value (Note 4)	129	361
Swap agreements (“Swaps”), at fair value (Note 4)	526	2,412
Real estate (Note 5)	11,724	11,789
Goodwill	7,189	7,189
Prepaid and other assets	1,607	1,166
Total Assets	$6,495,894	$6,443,967

Liabilities:
Repurchase agreements (Note 6)	$5,763,357	$5,722,711
Accrued interest payable	21,415	23,164
Mortgages payable on real estate	9,573	9,606
Swaps, at fair value (Note 4)	4,707	1,893
Dividends payable	—	4,899
Accrued expenses and other liabilities	2,187	3,136
Total Liabilities	5,801,239	5,765,409

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at March 31, 2007 and December 31, 2006 ($96,000 aggregate liquidation preference) (Note 8)	38	38
Common stock, $.01 par value; 370,000 shares authorized; 80,764 and 80,695 issued and outstanding at March 31, 2007 and December 31, 2006, respectively (Note 8)	808	807
Additional paid-in capital, in excess of par	777,280	776,743
Accumulated deficit	(60,827)	(68,637)
Accumulated other comprehensive loss (Note 10)	(22,644)	(30,393)
Total Stockholders’ Equity	694,655	678,558
Total Liabilities and Stockholders’ Equity	$6,495,894	$6,443,967

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2007	2006
(In Thousands, Except Per Share Amounts)	(Unaudited)
Interest Income:
MBS income (Note 3)	$84,341	$53,329
Interest income on short-term cash investments	448	666
Interest income on income notes	6	—
Interest Income	84,795	53,995

Interest Expense	72,260	42,785

Net Interest Income	12,535	11,210

Other Income:
Net gain on sale of MBS (Note 3)	3	1,597
Revenue from operations of real estate	413	382
Miscellaneous other income, net	115	239
Other Income	531	2,218

Operating and Other Expense:
Compensation and benefits	1,612	1,558
Real estate operating expense	253	245
Mortgage interest on real estate	167	173
Other general and administrative expense	1,184	1,117
Operating and Other Expense	3,216	3,093

Income from Continuing Operations	9,850	10,335

Discontinued Operations: (Note 5)
Loss from discontinued operations, net	—	(77)
Mortgage prepayment penalty	—	(135)
Gain on sale of real estate, net of tax	—	4,840
Income from Discontinued Operations	—	4,628

Net Income Before Preferred Stock Dividends	9,850	14,963
Less: Preferred Stock Dividends	2,040	2,040
Net Income Available to Common Stockholders	$7,810	$12,923

Earnings Per Share of Common Stock: (Note 9)
Income from continuing operations — basic and diluted	$0.10	$0.10
Income from discontinued operations — basic and diluted	—	0.06
Earnings per share of common stock — basic and diluted	$0.10	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007
(In Thousands, Except Per Share Amounts)	(Unaudited)
8.50% Series A Cumulative Redeemable Preferred Stock — Liquidation Preference $25.00 per Share:
Balance at December 31, 2006 and March 31, 2007 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2006 (80,695 shares)	807
Issuance of common stock (69 shares)	1
Balance at March 31, 2007 (80,764 shares)	808

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2006	776,743
Issuance of common stock, net of expenses	363
Share-based compensation expense	174
Balance at March 31, 2007	777,280

Accumulated Deficit:
Balance at December 31, 2006	(68,637)
Net income	9,850
Dividends declared on preferred stock	(2,040)
Balance at March 31, 2007	(60,827)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2006	(30,393)
Unrealized gains on MBS, net	12,500
Unrealized losses on Caps, net	(51)
Unrealized losses on Swaps, net	(4,700)
Balance at March 31, 2007	(22,644)

Total Stockholders’ Equity at March 31, 2007	$694,655

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands)	2007	2006
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$9,850	$14,963
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(3)	(2,094)
Loss on sale of MBS	—	497
Amortization of purchase premiums on MBS, net of accretion of discounts	8,343	8,123
Amortization of premium cost for Caps	181	383
(Increase)/decrease in interest receivable	(255)	4,042
Depreciation and amortization on real estate, including discontinued operations	102	198
Increase in other assets and other	(478)	(1,196)
(Decrease)/increase in accrued expenses and other liabilities	(949)	1,066
Decrease in accrued interest payable	(1,749)	(22,512)
Gain on sale of real estate from discontinued operations	—	(6,660)
Share-based compensation expense	174	120
Negative amortization and principal accretion on investment securities	(87)	(868)
Net cash provided/(used) by operating activities	15,129	(3,938)

Cash Flows From Investing Activities:
Principal payments on MBS	492,381	443,109
Proceeds from sale of MBS	6,830	788,490
Purchases of MBS	(539,901)	(71,412)
Purchases of income notes	(1,980)	—
Proceeds from sale of real estate	—	15,978
Net cash (used)/provided by investing activities	(42,670)	1,176,165

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	(8,604,712)	(9,139,598)
Proceeds from borrowings on repurchase agreements	8,645,358	7,993,066
Proceeds from issuances of common stock	364	—
Dividends paid on preferred stock	(2,040)	(2,040)
Common stock repurchased	—	(2,879)
Dividends paid on common stock and DERs	(4,899)	(4,058)
Principal payments on and satisfaction of mortgages, including discontinued operations	(33)	(6,075)
Net cash provided/(used) by financing activities	34,038	(1,161,584)

Net increase in cash and cash equivalents	6,497	10,643
Cash and cash equivalents at beginning of period	47,200	64,301
Cash and cash equivalents at end of period	$53,697	$74,944

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In Thousands)	2007	2006
	(Unaudited)
Net income before preferred stock dividends	$9,850	$14,963
Other Comprehensive Income:
Unrealized gain/(loss) on MBS, net	12,500	(8,464)
Unrealized (loss)/gain on Caps, net	(51)	345
Unrealized loss on Swaps, net	(4,700)	(3)
Comprehensive income before preferred stock dividends	17,599	6,841
Dividends on preferred stock	(2,040)	(2,040)
Comprehensive Income	$15,559	$4,801

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2007 and results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2007 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Investment Securities

The Company accounts for its investment securities, primarily comprised of MBS, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s investment securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholders’ Equity. The Company determines the fair value of its investment securities based upon prices obtained from third-party pricing services. If pricing is not available for a security from such pricing services, the Company uses the average broker quotes received for such security.

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its investment securities in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. Upon the sale of investment securities, unrealized gains and losses are reclassified out of accumulated other comprehensive income to earnings as realized gains and losses using the specific identification method. (See Note 3.)

The Company’s adjustable-rate assets are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”), or are rated AAA by at least one nationally recognized rating agency. Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. To a lesser extent, the Company also holds investments in MBS, mortgage-related securities and other investments that are rated below AA. At March 31, 2007, the Company held securities with a carrying value of $12.1 million rated below AA, including unrated investment securities. Certain of the Company’s investment securities were purchased at a deep discount, which a portion thereof is considered credit protection against future credit losses under various economic environments.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the Agency MBS and MBS rated AA or higher are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Certain of the Agency MBS owned by the Company provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received. The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) as the interest shortfall is guaranteed by the issuing agency.

Interest income on the Company’s securities rated below AA, including unrated securities, is recognized in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Pursuant to EITF 99-20, initial cash flows from a security are estimated applying assumptions that were used to determine the fair value of such security and the excess of the future cash flows over the initial investment is recognized as interest income under the effective yield method. The Company reviews and makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, result in a prospective change in interest income recognized on such securities.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

(d) Other-Than-Temporary Impairment/Credit Risk

The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Agency MBS. Pursuant to its operating policies, the remainder of the Company’s assets may consist of investments in: (i) residential mortgage loans; (ii) residential MBS; (iii) direct or indirect investments in multi-family apartment properties; (iv) investments in limited partnerships, REITs or closed-end funds; or (v) investments in other fixed income instruments (corporate or government). At March 31, 2007, 95.5% of the Company’s assets consisted of Agency MBS and related receivables, 3.2% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 0.8% were cash and cash equivalents; combined these assets comprised 99.5% of the Company’s total assets.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment’s cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date. Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value through earnings. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. The Company had no other-than-temporarily impaired MBS at March 31, 2007 and did not recognize any impairment charges against its MBS portfolio during the quarters ended March 31, 2007 or March 31, 2006.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(e) Goodwill

The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances. At March 31, 2007 and December 31, 2006, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of the common stock issued over the fair value of net assets acquired in connection with its formation in 1998. Goodwill is tested for impairment at least annually at the entity level. Through March 31, 2007, the Company had not recognized any impairment against its goodwill.

(f) Real Estate

At March 31, 2007, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand Place”), which is consolidated with the Company. This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 5.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization. Maintenance, repairs and minor improvements are charged to expense in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(g) Real Estate Held-for-Sale/Discontinued Operations

The Company accounts for its held-for-sale real estate assets in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). Among other things, FAS 144 provides that a long-lived asset classified as held-for-sale shall: (i) not be depreciated while classified as held-for-sale; (ii) be measured at the lower of its carrying amount or fair value less cost to sell; (iii) result in a loss recognized for any initial or subsequent write-down to fair value less cost to sell or a gain recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. A gain or loss, not previously recognized, that results from the sale of a long-lived asset shall be recognized at the date of sale. In accordance with FAS 144, as amended by Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), revenues and expenses for the Company’s indirect interest in a property classified as held-for-sale or sold have been restated as discontinued operations, on a net basis for each of the periods presented. This reclassification/restatement had no effect on the Company’s reported net income. (See Note 5.)

During the first quarter of 2006, the Company sold its 100% indirect membership interest in Greenhouse Holdings, LLC (“Greenhouse”), which held a 128-unit multi-family apartment building in Omaha, Nebraska known as “The Greenhouse”. The transaction resulted in a gain of $4.8 million net of selling costs and a built-in gains tax of $1.8 million. In addition, a $135,000 mortgage prepayment penalty was incurred on the satisfaction of the mortgage secured by such property. Prior to the quarter in which the sale of Greenhouse occurred, there was no definitive plan to sell such property.

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

In accordance with FAS 144, the historical results of operations from Greenhouse and Cameron have been restated, on a net basis, as a component of discontinued operations.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h) Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender. With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through March 31, 2007, the Company had satisfied all of its margin calls. (See Note 6.)

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better or, if applicable, whose parent or holding company is rated single A or better (“Quality Institutions”) as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Company’s Board of Directors (the “Board”). In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At March 31, 2007, the Company had outstanding balances under repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral) to a single lender of $64.2 million.

Historically, the Company had, in some cases, purchased MBS from a counterparty and subsequently financed the acquisition of such MBS through repurchase agreements, which financing was also collateralized by such MBS, with the same counterparty (a “Same Party Transaction”). The Company recorded the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities on its consolidated balance sheets, with changes in the fair value of these MBS recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements were reported gross on the Company’s consolidated statements of income.

Based upon the Company’s understanding of a technical interpretation of the provisions of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), Same Party Transactions may not qualify as a purchase by the Company because the MBS purchased by the Company in Same Party Transactions may not be determined to be legally isolated from the counterparty in such transactions. The result of this technical interpretation would be to preclude the Company from having presented (i) these MBS and the related financings under repurchase agreements on a gross basis on its balance sheet and (ii) the related interest income earned and interest expense incurred on a gross basis on its income statement. Instead, the Company might have been required to present Same Party Transactions on a net basis, reporting derivatives on its balance sheet and the corresponding change in fair value of such derivatives on its income statement. The value of

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the derivatives created by these types of transactions would reflect the changes in the value of the underlying MBS and the changes in the value of the underlying credit provided by the applicable counterparty.

If the Company were to determine it was required to apply this technical interpretation of FAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on its consolidated financial statements. This issue was presented to the Emerging Issues Task Force of the FASB in early 2006 for guidance and, during the third quarter of 2006, the FASB determined it would consider the issue. To date, no further guidance has been issued on this matter by the FASB. Beginning in the first quarter of 2006, the Company discontinued entering into Same Party Transactions.

(i) Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period. For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options outstanding using the treasury stock method. Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds along with future compensation expenses for unvested stock options are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported. (See Note 9.)

(j) Comprehensive Income/Loss

Comprehensive income for the Company includes net income, the change in net unrealized gains and losses on MBS and derivative instruments, and is reduced by dividends on preferred stock. (See Note 10.)

(k) U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT. A REIT is not subject to tax on its earnings to the extent that it distributes its taxable income to stockholders. As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired from a C corporation during the ten-year period following the initial acquisition of such asset. Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gains at the time the asset was acquired from the non-REIT C corporation. During the first quarter of 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of one of its real estate properties, which, net of such tax and selling expenses, resulted in a gain of $4.8 million. (See Note 5.)

(l) Derivative Financial Instruments/Hedging Activity

The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of Swaps and Caps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133. The Company would discontinue hedge accounting on a prospective basis and recognize changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate. To date, the Company has not discontinued hedge accounting for any of its Hedging Instruments, as such instruments have remained highly effective.

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 4.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with Quality Institutions.

Interest Rate Swaps

There is no cost incurred by the Company at the inception of a Swap; however, in certain cases, the Company is required to pledge cash or securities equal to a specified percentage of the notional amount of the Swap to the counterparty as collateral. When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its borrowings.

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

Interest Rate Caps

The Company purchases Caps by incurring a one-time fee (i.e., a premium) at inception upon entering into the Cap Agreement. Pursuant to the terms of a Cap, the Company will receive cash payments if the interest rate index specified in a Cap increases above the contractually specified level. Therefore, Caps have the effect of capping the interest rate on a portion of the Company’s borrowings, equal to the notional amount of the active Caps, to the rate specified in the Cap agreement. (See Note 4.)

In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. Provided that the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income. Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized to interest expense. The periodic amortization of Cap premiums are based on an allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with Caps, if any, reduce interest expense. If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap. The maximum cost related to the Company’s Caps is limited to the premium paid to enter into the Cap.

(m) Adoption of New Accounting Standards

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 did not have an material impact on the Company’s financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2007, the Company adopted FAS No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”), an amendment to FAS 133 and FAS 140. Among other things, FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarified which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarified that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amended FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company’s assets were subject to FAS 155 as a result of this scope exception. Therefore, the Company has continued to record changes in the market value of its investment securities through other comprehensive income, a component of stockholders’ equity. Therefore, the adoption of FAS 155 did not have any impact on the Company’s financial position, results of operations or cash flows. However, if future investments by the Company in securitized financial assets do not meet the scope exception to FAS 155, the Company’s results of operations may exhibit future volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement.

(n) Recently Issued Accounting Standards

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date FAS 159 is effective for the Company commencing January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial statements.

(o) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Investment Securities

At March 31, 2007 and December 31, 2006, all of the Company’s investment securities were classified as available-for-sale and, as such, were carried at their estimated fair value. At March 31, 2007 and December 31, 2006, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS with carrying values of approximately $6.386 billion and $6.341 billion, respectively.

The Company’s investment securities portfolio is primarily comprised of Agency MBS, which have an implied AAA rating, and non-Agency MBS that are rated AAA by one or more of the Rating Agencies. The following tables present certain information about all of the Company’s investment securities at March 31, 2007 and December 31, 2006.

	Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain
(In Thousands)	March 31, 2007
Agency MBS:
Fannie Mae Certificates	$5,655,290	$5,642,855	$(12,435)
Ginnie Mae Certificates	264,581	261,949	(2,632)
Freddie Mac Certificates	264,777	263,266	(1,511)
Non-Agency MBS (2):
AAA	208,295	205,245	(3,050)
AA	2,187	2,165	(22)
Single A and A-	2,167	2,161	(6)
BBB and BBB-	1,870	1,872	2
BB and below	2,120	2,258	138
Non-rated	2,813	3,834	1,021
Total MBS	$6,404,100	$6,385,605	$(18,495)

Income Notes:
Non-rated	1,980	1,980	—
Total Investment securities	$6,406,080	$6,387,585	$(18,495)

	Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain
	December 31, 2006
Agency MBS:
Fannie Mae Certificates	$5,506,188	$5,482,112	$(24,076)
Ginnie Mae Certificates	307,472	304,826	(2,646)
Freddie Mac Certificates	301,016	299,505	(1,511)
Non-Agency MBS (2):
AAA	237,805	234,275	(3,530)
AA	2,253	2,218	(35)
Single A and A-	3,029	3,014	(15)
BBB and BBB-	9,007	8,972	(35)
BB and below	2,140	2,255	115
Non-rated	2,753	3,491	738
Total MBS	$6,371,663	$6,340,668	$(30,995)

(1) Includes principal payments receivable.

(2) Based upon Standard & Poor’s ratings.

Agency MBS: Although not rated, Agency MBS carry an implied AAA rating. Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae. The payment of principal and/or interest on Fannie Mae and Freddie

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government, any federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies. The rating indicates the credit worthiness of the investment (i.e., the obligor’s ability to meet its financial commitment on the obligation). In addition, as of March 31, 2007, the Company had $3.8 million of non-agency MBS which were non-rated.

Income Notes: Income notes are securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies, and are not rated.

The Company’s MBS rated below investment grade and non-rated MBS were purchased at a discount, a portion of which was designated as credit protection against future credit losses. The initial credit protection (i.e., discount) of these MBS may be adjusted over time, based on review of the underlying collateral, economic conditions and other factors. If the performance of these securities is more favorable than initially forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if in the future the performance of these securities is less favorable than initially forecasted, impairment charges and a corresponding write down of such MBS to a new cost basis could result.

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s investment securities at March 31, 2007 and December 31, 2006:

(In Thousands)	March 31, 2007	December 31, 2006
Principal/notional balance	$6,297,430	$6,257,047
Principal payment receivable	9,173	15,819
	6,306,603	6,272,866
Unamortized premium	97,528	98,838
Unaccreted discount	(31)	(41)
Gross unrealized gains	7,829	3,193
Gross unrealized (losses)	(26,324)	(34,188)
Carrying value/estimated fair value	$6,385,605	$6,340,668

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At March 31, 2007, the Company had 219 MBS, with an amortized cost of $1.533 billion, that had unrealized losses for 12 months or more. At March 31, 2007, these MBS had gross unrealized losses of $21.6 million. All of these MBS were either Agency MBS or investment grade (i.e., rated BBB- or higher).

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross unrealized losses and the estimated fair value of the Company’s MBS, aggregated by investment category or rating and length of time that such MBS have been in a continuous unrealized loss position, at March 31, 2007.

	Unrealized Loss Position for:
	Less than 12 Months		12 Months or more		Total
(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$1,751,491	$3,873	$1,026,053	$15,014	$2,777,544	$18,887
Ginnie Mae	53,403	184	185,216	2,555	238,619	2,739
Freddie Mac	140,621	647	90,135	972	230,756	1,619
AAA rated MBS	—	—	205,245	3,050	205,245	3,050
AA rated MBS	—	—	2,165	22	2,165	22
A rated MBS	—	—	1,512	7	1,512	7
A- rated MBS	649	—	—	—	649	—
BBB and BBB- rated MBS	—	—	862	—	862	—
Total temporarily impaired securities	$1,946,164	$4,704	$1,511,188	$21,620	$3,457,352	$26,324

At March 31, 2007, the Company determined that it had the intent and ability to continue to hold those MBS on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these MBS was considered temporary. However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables. Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired MBS until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

During the quarter ended March 31, 2007, the Company sold one MBS, for $6.8 million, realizing a gain of $3,000. During the quarter ended March 31, 2006, the Company sold MBS with an aggregate value of $788.5 million realizing a net gain of $1.6 million. The MBS sold were among those identified as other-than-temporarily impaired, on which an impairment charge of $20.7 million had been taken at December 31, 2005.

The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(In Thousands)	2007	2006
Coupon interest on MBS	$92,684	$61,452
Premium amortization	(8,344)	(8,233)
Discount accretion	1	110
Interest income on MBS, net	$84,341	$53,329

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents certain information about the Company’s MBS that will reprice or be repaid based on contractual terms, which do not consider prepayments assumptions, at March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
(Dollars in Thousands) Months to Coupon Reset or Contractual Payment	Fair Value (1)	% of Total	WAC (2)	Fair Value (1)	% of Total	WAC (2)
Within 30 Days	$708,311	11.1%	6.74%	$972,867	15.4%	6.32%
30 to 90 Days	192,215	3.0	5.78	71,657	1.1	6.03
Three to 12 Months	683,106	10.7	6.12	759,762	12.0	5.91
12 to 24 Months	122,659	1.9	5.07	142,191	2.3	4.86
24 to 36 Months	427,786	6.7	5.04	318,940	5.0	4.93
36 to 60 Months	3,067,946	48.2	6.18	3,220,190	50.9	6.16
Over 60 Months	1,174,409	18.4	6.11	839,242	13.3	6.16
Total	$6,376,432	100.0%	6.11%	$6,324,849	100.0%	6.06%

(1) Does not include principal payments receivable.

(2) “WAC” is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which varies by issuer.

The table below presents information about the Company’s MBS pledged as collateral under repurchase agreements and Swaps at March 31, 2007.

	MBS Pledged Under Repurchase Agreements		MBS Pledged Under Swaps
MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged
(In Thousands)
Fannie Mae	$5,477,696	$5,488,340	$13,888	$13,922	$5,491,584
Freddie Mac	219,541	220,709	—	—	219,541
Ginnie Mae	184,326	186,042	—	—	184,326
AAA Rated	198,948	201,867	—	—	198,948
	$6,080,511	$6,096,958	$13,888	$13,922	$6,094,399

4. Hedging Instruments

In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. The Company’s derivatives are comprised of Swaps and, to a lesser extent, Caps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In addition, the Company is required to pledge assets as collateral for certain of its Swaps, which amount varies over time based on the market value notional amount, and remaining term of the Swap. At March 31, 2007 and December 31, 2006, the Company had MBS pledged as collateral against its Swaps of $13.9 million and $13.5 million, respectively. In order to mitigate its exposure to counterparty-related risk associated with its Hedging Instruments, the Company’s policy is to enter into derivative transactions only with Quality Institutions. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of Caps and could have difficulty obtaining its assets pledged as collateral for Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income/(loss) for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
(In Thousands)	2007	2006
Accumulated Other Comprehensive Income/(Loss) from Hedging Instruments:
Balance at beginning of year	$602	$3,517
Unrealized (losses)/gains on Hedging Instruments, net	(4,751)	342
Balance at the end of period	$(4,149)	$3,859

(a) Interest Rate Swaps

The Company’s Swaps are used to lock-in the fixed Swap rate related to a portion of its current and anticipated future 30-day term repurchase agreements. For the three months ended March 31, 2007 and March 31, 2006, the Company’s Swaps reduced the cost of interest expense on repurchase agreements by $1.7 million and $783,000, respectively.

The following table below presents information about the Company’s Swaps, all of which were active at March 31, 2007.

	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/ Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)
(Dollars in Thousands)
Currently Active	$2,084,524	4.98%	$(4,181)	$526	$(4,707)

(b) Interest Rate Caps

The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.

The following table presents the impact on the Company’s interest expense of its Caps for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007	2006
(In Thousands)
Premium amortization on Caps	$181	$383
Payments earned on Caps	(196)	(576)
Net decrease to interest expense related to Caps	$(15)	$(193)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s one remaining Cap, which was active at March 31, 2007.

	Weighted Average Remaining Active Period	Weighted Average LIBOR Strike Rate (1)	Notional Amount	Unamortized Premium	Estimated Fair Value/ Carrying Value	Gross Unrealized Gain
(Dollars in Thousands)
Currently active	2 Months	3.75%	$50,000	$97	$129	$32

(1)
The 30-day LIBOR strike rate at which payments would become due to the Company under the terms of the Cap. At March 31, 2007, the 30-day LIBOR was 5.32%.

5. Real Estate and Discontinued Operations

(a) Real Estate

The Company’s investment in real estate at March 31, 2007 and December 31, 2006 was comprised of an indirect 100% ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia. The following table presents the summary of assets and liabilities of Lealand Place at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings	$11,724	$11,789
Cash	428	126
Prepaid and other assets	126	146
Mortgage payable (1)	(9,573)	(9,606)
Accrued interest and other payables	(155)	(122)
Real estate assets, net	$2,550	$2,333

(1)

The mortgage collateralized by Lealand Place is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. At March 31, 2007 and December 31, 2006, the mortgage had a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid. In January 2005, the Company loaned Lealand Place $150,000 to fund operations which remained outstanding through March 31, 2007 and December 31, 2006; this loan and the related interest is eliminated in consolidation.

The following table presents the summary results of operations for Lealand Place, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
(In Thousands)
Revenue from operations of real estate	$413	$382
Interest expense for mortgages on real estate	(167)	(173)
Other real estate operations expense	(253)	(245)
Loss from Real Estate Operations, net	$(7)	$(36)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Discontinued Operations

The Company’s discontinued operations for the quarter ended March 31, 2006 reflect the operating results for Cameron, which was sold during the fourth quarter of 2006, and Greenhouse which was sold during the first quarter of 2006. The sale of Greenhouse on January 31, 2006, resulted in the Company realizing a gain of $4.8 million, net of a built-in gains tax of $1.8 million and incurring a mortgage prepayment penalty of $135,000 upon the satisfaction of the mortgage secured by Greenhouse. The historical results of operations for both Cameron and Greenhouse, which are neither individually nor in the aggregate material to the Company, have been restated and reported as a net component of discontinued operations, as both properties were sold during 2006.

6. Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At March 31, 2007, the Company had 324 repurchase agreements with a weighted average remaining contractual maturity of 11 months and an effective repricing period of 16 months given the impact of related derivative hedges. At December 31, 2006, the Company had 353 repurchase agreements with a weighted average remaining contractual maturity of 11 months and an effective repricing period of 15 months given the impact of related derivative hedges. The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related derivative hedges at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006

	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
(In Thousands)
Within 30 days	$2,998,900	5.27%	$2,848,300	5.30%
30 days to 3 months	597,200	5.31	1,017,900	5.10
Over 3 months to 6 months	425,500	5.32	37,200	3.98
Over 6 months to 12 months	28,800	5.35	—	—
Over 12 months to 24 months	269,800	5.27	1,505,311	5.16
Over 24 months to 36 months	1,401,157	5.19	314,000	5.33
Over 36 months	42,000	4.69	—	—
	$5,763,357	5.26%	$5,722,711	5.22%

The following table presents information about the Company’s MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at March 31, 2007.

Collateral Pledged		Term to Maturity of Repurchase Agreement
MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total
(In Thousands)
Fannie Mae	$5,477,696	$2,789,029	$494,100	$1,921,257	$5,204,386
Freddie Mac	219,541	56,290	7,400	116,900	180,590
Ginnie Mae	184,326	114,281	57,300	16,800	188,381
AAA Rated	198,948	39,300	38,400	112,300	190,000
	$6,080,511	$2,998,900	$597,200	$2,167,257	$5,763,357

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Commitments and Contingencies

Lease Commitments
The Company pays monthly rent pursuant to each of its operating leases. Effective March 31, 2007, the Company consolidated and extended its existing leases and entered into a new lease through April 30, 2017 for space at its corporate headquarters. As a result, the Company increased its total leased space at its headquarters to meet its operating needs. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York, which provides for, among other things, annual rent of $26,000.

At March 31, 2007 the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	At March 31, 2007
(In Thousands)
2007	$459 (1)
2008	1,042
2009	1,051
2010	1,071
2011	1,085
Thereafter	7,341
$12,049

(1) Represents contractual lease payments due from April 1, 2007 through December 31, 2007.

8. Stockholders’ Equity

(a) Stock Repurchase Program
On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources. From inception of the Repurchase Program through March 31, 2007, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90. On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares. At March 31, 2007, 4.0 million shares remained authorized for repurchase. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company has not repurchased any shares of its common stock since April, 2006.

Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s common stock.

(b) Dividends on Preferred Stock
The following table presents cash dividends declared by the Company on its Preferred Stock, from January 2006 through March 31, 2007.

Declaration Date	Record Date	Payment Date	Dividend Per share
2007
February 16, 2007	March 1, 2007	March 30, 2007	$0.53125

2006
February 17, 2006	March 1, 2006	March 31, 2006	$0.53125
May 19, 2006	June 1, 2006	June 30, 2006	0.53125
August 21, 2006	September 1, 2006	September 29, 2006	0.53125
November 20, 2006	December 1, 2006	December 29, 2006	0.53125

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c) Dividends on Common Stock

The Company typically declares quarterly dividends on its common stock in the month following the close of such quarter, except that dividends for the fourth quarter are declared in the fourth quarter for tax reasons.

On April 3, 2007, the Company declared its 2007 first quarter common stock dividend of $0.08, payable on April 30, 2007, to stockholders of record on April 13, 2007. (See Note 12.)

The following table presents dividends declared by the Company on its common stock from January 1, 2006 through March 31, 2007:

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 3, 2006	April 17, 2006	April 28, 2006	$0.050
July 5, 2006	July 17, 2006	July 31, 2006	0.050
October 2, 2006	October 13, 2006	October 31, 2006	0.050
December 14, 2006	December 29, 2006	January 31, 2007	0.060

(d) Shelf Registrations

On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At March 31, 2007, the Company had $8.7 million remaining on this shelf registration statement.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At March 31, 2007, the Company had $232.2 million available under this shelf registration statement.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”). This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At March 31, 2007, 9.5 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 2.3 million shares remain available for issuance.

(e) DRSPP

Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the three months ended March 31, 2007, the Company issued 3,403 shares of common stock through the DRSPP, raising net proceeds of $25,000. From the inception of the DRSPP through March 31, 2007, the Company issued 12,067,035 shares pursuant to the DRSPP raising net proceeds of $110.9 million.

(f) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(“Cantor”) in privately negotiated and/or at-the-market transactions. The Company issued 45,000 shares of common stock in at-the-market transactions through the CEO Program during the quarter ended March 31, 2007, raising net proceeds of $338,182 and, in connection with such transactions, paid Cantor fees and commissions of $8,672. From inception of the CEO Program through March 31, 2007, the Company issued 3,339,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $27,989,886 and, in connection with such transactions, paid Cantor fees and commissions of $714,974.

9. EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
(In Thousands, except per share amounts)
Numerator:
Net income allocable to common stockholders:
Net income	$9,850	$14,963
Net income from discontinued operations	—	4,628
Net income from continuing operations	9,850	10,335

Dividends declared on preferred stock	(2,040)	(2,040)
Net income available to common stockholders from continuing operations for basic and diluted earnings per share	7,810	8,295
Net income from discontinued operations	—	4,628
Net income available to common stockholders from continuing operations	$7,810	$12,923

Denominator:
Weighted average common shares for basic earnings per share	80,762	79,950
Weighted average effect of dilutive employee stock options	33	23
Denominator for diluted earnings per share	80,795	79,973

Basic and diluted net earnings per share:
Continuing operations	$0.10	$0.10
Discontinued operations	—	0.06
Total Basic and Diluted earnings per share	$0.10	$0.16

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
(In Thousands)
Available-for-sale MBS:
Unrealized gains	$7,829	$3,193
Unrealized (losses)	(26,324)	(34,188)
	(18,495)	(30,995)
Hedging Instruments:
Unrealized (losses) gains on Swaps	(4,181)	519
Unrealized gains on Caps	32	83
	(4,149)	602
Accumulated other comprehensive (loss)	$(22,644)	$(30,393)

11. Equity Compensation, Employment Agreements and Other Benefit Plans

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

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. The Company issues authorized but unissued shares pursuant to the 2004 Plan. At March 31, 2007, 2.3 million shares of common stock remained available for grant under the 2004 Plan. Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

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

At March 31, 2007, an aggregate of 962,000 shares of common stock were subject to outstanding Options under the 2004 Plan, all of which were exercisable, with a weighted average exercise price of $9.33. No options were granted during the three months ended March 31, 2007 and March 31, 2006. The Company recorded expenses of $5,000 and $120,000 for Options and related DERs for the three months ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, the aggregate intrinsic value of total Options outstanding was $283,000. During the three months ended March 31, 2007, no Options expired unexercised nor were any options exercised.

During the three months ended March 31, 2007, the Company issued 20,504 shares of restricted common stock and recognized an expense of $107,000 related to the vesting of restricted shares. At March 31, 2007, the Company had unrecognized compensation expense of $77,000 related to unvested shares of restricted common stock previously granted.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of common stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. Dividends are paid on vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital. Dividends paid on the Company’s DERs are charged to stockholders’ equity when declared. At March 31, 2007, the Company had 960,750 DERs outstanding, all of which were vested.

(b) Employment Agreements

The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to the occurrence of certain triggering events.

(c) Deferred Compensation Plans

The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”). Pursuant to the Deferred Plans, directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the common stock. Deferred accounts increase or decrease in value as would equivalent shares of the Company’s common stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company. Effective January 1, 2007, the Company’s Board of Directors resolved to suspend indefinitely the directors’ ability to defer additional compensation under the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan.

At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At March 31, 2007 and December 31, 2006, the Company had the following aggregate liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	March 31, 2007	December 31, 2006
Directors’ deferred	$599	$594
Officers’ deferred	280	277
	$879	$871

(d) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make tax deferred contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Subject to certain restrictions, all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the quarters ended March 31, 2007 and 2006, the Company recognized expenses for matching contributions of $25,000 and $23,000, respectively.

12. Subsequent Event

On April 3, 2007, the Company declared a first quarter 2007 dividend of $0.08 per share on its common stock to stockholders of record on April 13, 2007. These dividends totaled $6.6 million and were paid on April 30, 2007.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, we refer to MFA Mortgage Investments, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2006.

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

At March 31, 2007, 99.5% of our assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. In addition, we also held all of the indirect interests in one multi-family apartment property, containing a total of 191 rental units, located in Georgia and $14.3 million of Non-Agency MBS and other investment securities rated below AAA or non-rated.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings (i.e., repurchase agreements) to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) prepayments on our MBS portfolio to slow, thereby slowing the amortization of MBS purchase premiums; and (iv) coupons on our MBS to reset, although on a delayed basis, to higher interest rates. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of MBS purchase premiums; (ii) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) the interest expense associated with our borrowings to decrease; and (iv) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase. In addition, our borrowing costs and credit lines are further affected by our perceived credit worthiness.

Core inflation measures continue to remain somewhat elevated relative to the goal of the U.S. Federal Reserve (or the Fed) of 1% to 2%. While the Fed continues to expect that core inflation will slow gradually, recent data on inflation, productivity growth and energy prices have increased the odds that inflation may not moderate as expected. Considering the U.S. economy’s recent moderate growth rate and the weaker housing market, but with inflation risks still the predominant concern, future U.S. Federal Open Market Committee actions are presently uncertain and remain dependent on future incoming data.

While the prolonged period of monetary tightening increased the target federal funds rate from 1.00% to 5.25%, the ten-year treasury rate was 4.65% as of March 31, 2007, resulting in an inverted yield curve. In this interest rate environment, a fully indexed adjustable rate mortgage has a higher rate than a 30-year fixed rate mortgage. Newly originated adjustable rate mortgages are generally 5/1 or 7/1 hybrids that have initial fixed term rates approximately 25 basis points lower than 30-year fixed rate mortgages and often feature an interest-only period. While the yield curve is inverted, we believe that as the fixed rate period of a hybrid MBS ends and the rate becomes adjustable, the homeowner is likely to prepay and refinance rather than pay the higher fully-indexed rate. Historically, the yield curve has predominately had a positive slope, reflecting short-term rates lower than long-term rates, and we believe that this current period of yield curve inversion will not continue over the long term. We expect to return to higher spreads when the yield curve returns to its normal positive slope. Despite an inverted yield curve, we have been able to increase our common stock dividend in each of the last two quarters.

We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with adjustable-rate and hybrid mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last eight quarters, ending with March 31, 2007, the CPR on our MBS portfolio has ranged from a low of 23.8% to a high of 34.9%, with an average quarterly CPR of 28.1%. Prepayment speeds tend to follow a seasonal trend, usually increasing in the second quarter from the first quarter. We believe that our MBS will continue to prepay at a CPR in excess of 20% despite potential increases in interest rates, thereby reducing extension risk. As of March 31, 2007, assuming a 25% CPR, approximately 43.7% of our MBS assets were expected to reset or prepay during the next twelve months, with a total of 95.7% expected to reset or prepay during the next 60 months. Assuming a 25% CPR, the average time period until our assets prepay or reset was approximately 24 months as of March 31, 2007. Our liabilities, which are in the form of repurchase agreements, a portion of which are hedged with corresponding Swaps, extended on average approximately 16 months, resulting in an asset/liability mismatch of approximately eight months at March 31, 2007. At March 31, 2007, we had net purchase premiums of $97.5 million, or 1.5% of current par value, compared to $98.8 million of net purchase premiums, or 1.6% of par balance, at December 31, 2006.

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

During the first six months of 2006, we had sold assets and reduced our leverage in response to the rising interest rate environment and flat, and at times inverted, yield curve. Following this period of contraction, we were able to take advantage of the investment opportunities and grow our portfolio during the last six months of 2006 and maintain such levels through the first quarter of 2007. At March 31, 2007, our investment portfolio was $6.388 billion, relatively unchanged from $6.341 billion at December 31, 2006. Our leverage ratio, as measured by debt-to-equity, was also relatively unchanged at 8.3 to 1 at March 31, 2007 from 8.4 to 1 as of December 31, 2006.

Although we have acquired primarily Agency and AAA rated ARM-MBS to date, pursuant to our operating policies, we also may acquire fixed rate MBS and/or other investment securities of lower credit quality. At March 31, 2007, 0.2% of our investment securities portfolio was comprised of mortgage-related securities and other investment securities that were rated below AAA or non-rated, of which an aggregate of $2.0 million of these assets were acquired during the quarter ended March 31, 2007. While such lower credit quality investments do not represent a significant component of our total investment portfolio, we could increase our investment in this asset class, if spreads on such investments widen. We believe that a number of factors, including housing price declines, the continued pressure for many originators to stretch underwriting standards to maintain mortgage origination volume, and the complex structures involved in many mortgage securitizations, may create additional investment opportunities for us over the remainder of 2007. We remain positioned to selectively increase the allocation of our capital to fixed rate MBS, non-agency MBS and other mortgage-related assets rated below AAA should the risk-reward trade-off become compelling.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

In accordance with generally accepted accounting principles, revenues and expenses for our indirect interest in real estate properties which have been sold and that were not reported as discontinued operations in our Form 10-Q filed for the period ended March 31, 2006 have been restated and reported on a net basis as a component of discontinued operations for such quarter. (See Notes 2(g) and 5 to the consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first quarter of 2007, we had net income available to our common stockholders of $7.8 million, or $0.10 per share. For the first quarter of 2006, we had net income available to our common stockholders of $12.9 million, or $0.16 per share, which included $4.6 million, or $0.06 per common share, from discontinued operations. In addition, for the first quarter of 2006, we realized net gains of $1.6 million on the sale of certain MBS that we had previously impaired.

Our interest income for the first quarter of 2007 increased by $30.8 million, or 57.0%, to $84.8 million compared to $54.0 million earned during the first quarter of 2006. The increase in interest income primarily reflects growth in the size of, and the increase in the yield earned on, our portfolio. Excluding changes in market value, we increased our average MBS portfolio by $1.024 billion, or 19.4%, to $6.300 billion for first quarter of 2007 from $5.277 billion for first quarter of 2006. In addition, the yield earned on our MBS portfolio increased by 131 basis points, to 5.35% for the first quarter of 2007 compared to 4.04% for the first quarter of 2006. The increase in the net yield primarily reflects a 125 basis point increase in the gross yield on the MBS portfolio to 6.11% for the first quarter of 2007 from 4.86% for the first quarter of 2006 and, to a lesser extent, a nine basis point reduction in the cost of net premium amortization to 55 basis points for the first quarter of 2007 from 64 basis points for the first quarter of 2006. The decrease in the cost of our premium amortization during the first quarter of 2007 reflects a decrease in the average purchase premium on our MBS portfolio and the decrease in the CPR experienced on our portfolio to 23.8% for the quarter ended March 31, 2007 from a CPR of 24.4% for the first quarter of 2006. Our net purchase premium as a percentage of the current face (or par value) of our MBS was 1.5% and 2.0% at March 31, 2007 and March 31, 2006, respectively.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Net Premium Amortization		Cost of Delay for Principal Receivable	Net Yield
March 31, 2007	6.11%	(0.55)%		(0.21)%	5.35%
December 31, 2006	6.04	(0.64)		(0.22)	5.18
September 30, 2006	5.74	(0.70)		(0.21)	4.83
June 30, 2006	5.16	(0.76)		(0.19)	4.21
March 31, 2006	4.86	(0.64	)(1)	(0.18)	4.04

(1) The cost of net premium amortization for the quarter ended March 31, 2006 reflects the impact of a $20.7 million impairment charge taken against certain MBS at December 31, 2005. This impairment charge resulted in a new cost basis for our MBS identified as impaired which reduced our purchase premiums on these assets, which in turn reduced our premium amortization on these assets. Following the first quarter 2006 sale of all of the impaired MBS, our premium as a percentage of current face and basis point cost of premium amortization increased.

The following table presents the quarterly average CPR experienced on our MBS portfolio on an annualized basis:

Quarter Ended	CPR
March 31, 2007	23.8%
December 31, 2006	26.0
September 30, 2006	26.4
June 30, 2006	26.1
March 31, 2006	24.4

Interest income from our short-term cash investments, comprised of money market/sweep accounts, decreased by $218,000 to $448,000 for the first quarter of 2007 from $666,000 for the first quarter of 2006. Our cash investments yielded 5.27% for the first quarter of 2007, compared to 4.42% for the first quarter of 2006, reflecting market increases in short-term interest rates. Our average investment in short-term cash investments decreased to $34.4 million for the first quarter of 2007 compared to $61.1 million for the first quarter of 2006. In general, we manage our short-term cash investments relative to our investing, financing and operating requirements and investment opportunities.

Our interest expense for the first quarter of 2007 increased by $29.5 million, or 68.9%, to $72.3 million from $42.8 million for the first quarter of 2006. This increase in interest expense for the first quarter of 2007 reflects a 142 basis point increase in the cost of our borrowings to 5.19% for the first quarter of 2007 from 3.77% for the first quarter of 2006, reflecting the increase in short-term market interest rates. In addition, our average liability under repurchase agreements for the first quarter of 2007 increased by $1.042 billion, or 22.6%, to $5.648 billion from $4.606 billion for the first quarter of 2006. Our Hedging Instruments decreased the cost of our borrowings by $1.7 million, or 12 basis points, during the first quarter of 2007, while such instruments decreased the cost of our borrowings by $976,000, or nine basis points, during the first quarter of 2006. (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.)

The following table presents certain quarterly information about our average interest earning assets and interest bearing liabilities, interest income and expense, yields, cost of funds and net interest income for the quarters presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
March 31, 2007	$6,300,491	$84,341	$34,443	$84,795	5.35%	$5,647,700	$72,260	5.19%	$12,535
December 31, 2006	5,469,461	70,836	52,412	71,480	5.18	4,833,897	62,114	5.10	9,366
September 30, 2006	3,899,728	47,061	39,240	47,532	4.83	3,245,774	38,205	4.67	9,327
June 30, 2006	4,337,887	45,645	47,266	46,185	4.21	3,672,905	38,818	4.24	7,367
March 31, 2006	5,276,973	53,329	61,126	53,995	4.05	4,605,790	42,785	3.77	11,210

(1) Unrealized gains/(losses) are not reflected in the average amortized cost of MBS.

For the first quarter of 2007, our net interest income increased by $1.3 million, or 11.8%, to $12.5 million from $11.2 million for the first quarter of 2006. This increase can be attributed primarily to the higher yield on our assets before the impact of leverage, an increased use of leverage and the lower spread earned during the first quarter of 2007. The impact of prior increases in interest rates, along with the flattened and at times inverted yield curve, which has prevailed in prior trailing quarters, is apparent when comparing net interest income for the first quarter of 2007 to the first quarter of 2006. Our first quarter 2007 net interest spread and margin were 0.16% and 0.73%, respectively, compared to a net interest spread and margin of 0.28% and 0.79%, respectively, for the first quarter of 2006.

The following table presents quarterly information regarding our net interest spread and net interest margin for the quarters presented.

For the Quarter Ended	Net Interest Spread	Net Interest Margin
March 31, 2007	0.16%	0.73%
December 31, 2006	0.08	0.72
September 30, 2006	0.16	0.98
June 30, 2006	(0.03)	0.66
March 31, 2006	0.28	0.79

For the quarter ended March 31, 2007, we earned net other operating income of $531,000 compared to $2.2 million for the quarter ended March 31, 2006. The first quarter of 2006 other operating income included a net gain of $1.6 million on the sale of previously impaired MBS. Our revenue from operations of real estate and miscellaneous other income, which is primarily comprised of advisory fees, are not expected to be material to our future results of operations. (See Note 5b to the accompanying consolidated financial statements, included under Item 1.)

For the first quarter of 2007, we had operating and other expense of $3.2 million, including real estate operating expenses and mortgage interest totaling $420,000 attributable to our remaining real estate investment. For the first quarter of 2007, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $2.8 million, or 0.18% of average assets, compared to $2.7 million, or 0.20% of average assets, for the first quarter of 2006. Our expenses as a percentage of average assets decreased, reflecting the increase in our average assets for the first quarter of 2007, compared to the first quarter of 2006, as a result of increasing the size of our MBS portfolio. Other general and administrative expenses, which were $1.2 million for the first quarter of 2007 compared to $1.1 million for the first quarter of 2006, are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. Commencing in the second quarter of 2007, we expect that these costs will increase, primarily as a result of our acquiring additional office space and renewing our existing leases at our headquarters at current market rates. (See Note 7 to the accompanying consolidated financial statements, included under Item 1.)

During the first quarter of 2006, we reported income from discontinued operations of $4.6 million, or $0.06 per common share, primarily comprised of a gain realized on the sale of our interest in Greenhouse, net of built-in gains taxes of $1.8 million. While the gain on the sale of Greenhouse was beneficial to us for the first quarter of 2006, this property had not been a significant component of our operating results.

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

Borrowings under repurchase agreements were $5.763 billion at March 31, 2007, compared to $5.723 billion at December 31, 2006. During the first quarter of 2007, we increased the amount of our borrowings as we purchased MBS. Our debt-to-equity ratio was relatively stable at 8.3 to 1 at March 31, 2007, compared to 8.4 to 1 at December 31, 2006. At March 31, 2007, we continued to have available capacity under our repurchase agreement credit limits. At March 31, 2007, our repurchase agreements had a weighted average borrowing rate of 5.26%, on loan balances of between $790,000 and $109.5 million.

During the first quarter of 2007, we paid cash dividends of $2.0 million on our preferred stock and $4.9 million on our common stock (which were declared in December 2006). On April 3, 2007, we declared our first quarter 2007 dividend on our common stock, which totaled $6.6 million and was paid on April 30, 2007 to stockholders of record on April 13, 2007.

We employ a diverse capital raising strategy under which we may issue our capital stock. During the first quarter of 2007, we issued 45,000 shares of common stock pursuant to the CEO Program raising net proceeds of $338,182 and issued 3,403 shares of common stock pursuant to the DRSPP raising net proceeds of $25,145. At March 31, 2007, we had an aggregate of $240,973,221 available under our two effective shelf registration statements on Form S-3 and 9,510,780 shares of common stock remained available for issuance pursuant to our DRSPP shelf registration. We may, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements.

To the extent we raise additional equity capital from future capital market transactions, we currently anticipate using the net proceeds to purchase additional MBS or other securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. We may also acquire additional interests in residential ARMs, multi-family apartment properties and/or other investments consistent with our investment strategies and operating policies. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

In order to reduce our interest rate risk exposure, we may enter into derivative financial instruments, such as Swaps and Caps. Our Swaps and Caps are designated as cash-flow hedges against a portion of our current and anticipated LIBOR based repurchase agreements. During the first quarter of 2007, we continued to expand our use of Swaps as a financing strategy and entered into 16 new Swaps with an aggregate notional amount of $501.0 million, which have a weighted average fixed pay rate of 4.90%. During the quarter ended March 31, 2007, we had Swaps with an aggregate notional amount of $85.0 million expire. We paid a weighted average fixed rate of 4.97% on our Swaps and received a variable rate of 5.33% during the first quarter of 2007. At March 31, 2007, we had 48 Swaps with an aggregate notional amount of $2.085 billion, which have maturities extending through March 28, 2012, with a weighted average fixed pay rate of 4.98% and a weighted average term of 41 months. Our Swaps resulted in a net reduction of interest expense of $1.7 million, or 12 basis points, for the quarter ended March 31, 2007. At March 31, 2007, we had one Cap with an aggregate notional amount of $50.0 million, which had a remaining active period of two months and a cap rate of 3.75%. During the quarter ended March 31, 2007, we received payments of approximately $196,000 on our Caps and had $181,000 of Cap premium amortization. During the quarter ended March 31, 2007, we had Caps with $100.0 million notional amount expire and did not purchase any Caps as we expanded our use of Swaps to hedge our interest rate exposure. (See Note 4 to the accompanying consolidated financial statements, included under Item 1.)

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

Through March 31, 2007, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral. At March 31, 2007, we had MBS with a fair value of $291.2 million that were not pledged as collateral and $53.7 million of cash. We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due and to fund dividends we declare as well as to actively pursue our investment strategies. However, should market interest rates and/or prepayment speeds on our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

OTHER MATTERS

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (or Investment Company Act). If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2006 and this quarterly report on Form 10-Q for the quarter ended March 31, 2007. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of March 31, 2007, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934 (or 1934 Act) and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans collateralizing our MBS; our ability to use borrowings to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and risks associated with investing in real estate, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made and we do not undertake, and specifically disclaim, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis. We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates. In measuring our assets-to-borrowings repricing gap (or Repricing Gap), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of Swaps. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities. Based on historical results, we believe that applying a 25% CPR assumption, provides a realistic approximation of the Repricing Gap for our ARM-MBS portfolio over time. Over the last two years, on a quarterly basis, ending with March 31, 2007, the monthly CPR on our MBS portfolio ranged from a low of 23.8% to a high of 34.9%, with an average quarterly CPR of 28.1%.

The following table presents information at March 31, 2007 about our Repricing Gap based on contractual maturities, applying a 15% CPR and 25% CPR.

CPR	Estimated Months to Asset Reset	Estimated Months to Liabilities Reset (1)	Repricing Gap
0%(2)	42	16	26
15%	30	16	14
25%	24	16	8

(1) Reflects the effect of our Hedging Instruments.

(2) Reflects contractual maturities, which does not consider any prepayments.

At March 31, 2007, our financing obligations under repurchase agreements had remaining contractual terms of four years or less. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

The interest rates for most of our adjustable-rate assets are primarily dependent on the one-year constant maturity treasury (or CMT) rate, LIBOR, or the 12-month CMT moving average (or MTA), while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At March 31, 2007, we had 12.4% of our ARM-MBS portfolio repricing from the one-year CMT index, 77.3% repricing from the one-year LIBOR index, 9.4% repricing from MTA and 0.9% repricing from the 11th District Cost of Funds Index (or COFI).

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

As part of our overall interest rate risk management strategy, we periodically use Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. Our Hedging Instruments are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which are typically priced off of LIBOR. At March 31, 2007, we had Swaps with a notional amount of $2.085 billion and had one Cap with an aggregate notional amount of $50.0 million, all of which were active. During the quarter ended March 31, 2007, we received or were due payments of $1.66 million related to our Swaps and approximately $196,500 from counterparties on our Caps. The notional amount of the Swap is presented in the table below, as they impact the cost of a portion of our repurchase agreements. The notional amounts of our Caps, which hedge against increases in interest rates on our LIBOR-based repurchase agreements, are not considered in the gap analysis, as they do not effect the timing of the repricing of the instruments they hedge, but rather, to the extent of the notional amount, cap the amount of interest rate change that can occur relative to the hedged liability. In addition, while the fair value of our Hedging Instruments are reflected in our consolidated balance sheets, the notional amounts are not.

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results. At March 31, 2007, we had a negative gap in our less than three month category. The gap analysis below is prepared assuming a 25% CPR; however, actual future prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indexes applicable to our assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.

The following table sets forth our interest rate risk using the gap methodology applying a 25% CPR on MBS at March 31, 2007.

	At March 31, 2007
(In Thousands)	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total
Interest-Earning Assets:
ARM-MBS	$1,289,245	$1,500,125	$966,421	$836,292	$1,793,522	$6,385,605
Income notes	—	—	—	—	1,980	1,980
Cash	53,697	—	—	—	—	53,697
Total interest-earning assets	$1,342,942	$1,500,125	$966,421	$836,292	$1,795,502	$6,441,282

Interest-Bearing Liabilities:
Repurchase agreements	$3,596,100	$454,300	$1,402,957	$310,000	$—	$5,763,357
Mortgage loans	—	—	—	—	9,573	9,573
Total interest-bearing liabilities	$3,596,100	$454,300	$1,402,957	$310,000	$9,573	$5,772,930

Gap before Hedging Instruments	$(2,253,158)	$1,045,825	$(436,536)	$526,292	$1,785,929	$668,352
Notional Amounts of Swaps	2,084,524	—	—	—	—	$2,084,524
Cumulative Difference Between Interest-Earnings Assets and Interest Bearing Liabilities after Hedging Instruments	$(168,634)	$877,191	$440,655	$966,947	$2,752,876

MARKET VALUE RISK

All of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity. (See Note 8 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at March 31, 2007, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of our MBS are generally not credit-related. At March 31, 2007, we held $14.3 million of investment securities that were rated below AAA, of which $5.8 million were non-rated securities. Therefore, to a limited extent we are exposed to credit-related market value risk. Generally, in a rising interest rate environment, the estimated fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, resulting in a loss to us. In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”, as was applied during the first half of 2006. Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.

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

Our assets which are pledged to secure repurchase agreements are typically high-quality, liquid assets. As a result, we have not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, we cannot assure that we will always be able to roll over our repurchase agreements. At March 31, 2007, we had cash and cash equivalents of $53.7 million and unpledged securities of $291.2 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying our MBS suddenly increase, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.

PREPAYMENT AND REINVESTMENT RISK

As we receive repayments of principal on our MBS, from prepayments and scheduled amortization, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income. Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value). Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS. For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. In general, purchase premiums on our investment securities, currently comprised primarily of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date. Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP. At March 31, 2007, the gross premium for ARM-MBS for financial accounting purposes was $97.6 million (1.5% of the carrying value of MBS); while the gross premium for income tax purposes was estimated at $95.1 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next twelve months based on the assets in our investment portfolio on March 31, 2007. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+ 1.00%	(22.29%)	(0.90%)
+ 0.50%	(5.83%)	(0.35%)
– 0.50%	19.63%	0.14%
– 1.00%	30.01%	0.09%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2007. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the table.

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

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.49 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.81). The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge certain of our repurchase agreements. Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1a. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” in this quarterly report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1  Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated April 10, 1998, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.2  Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 5, 2002 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.3  Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 13, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q for the quarter ended September 30, 2002 filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.4  Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.5  Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.6  2004 Equity Compensation Plan of the Registrant (incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, dated July 21, 2004, filed by the Registrant pursuant to the 1933 Act (Commission File No. 333-106606)).

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

Date: May 1, 2007

MFA MORTGAGE INVESTMENTS, INC.

By: /s/	Stewart Zimmerman Stewart Zimmerman President and Chief Executive Officer

By: /s/	William S. Gorin William S. Gorin Executive Vice President Chief Financial Officer (Principal Financial Officer)

By: /s/	Teresa D. Covello Teresa D. Covello Senior Vice President Chief Accounting Officer (Principal Accounting Officer)