Form 10-Q
period 2007-06-30
MFA MORTGAGE INVESTMENTS
filed 2007-08-02
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-13991

MFA MORTGAGE INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 350 Park Avenue, 21st Floor, New York, New York (Address of principal executive offices)	13-3974868 (I.R.S. Employer Identification No.) 10022 (Zip Code)

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

Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X

82,936,712 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 30, 2007.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged MBS of $6,713,606 and $6,065,021 at June 30, 2007 and December 31, 2006, respectively) (Notes 3 and 6)	$6,994,244	$6,340,668
Income notes (Note 3)	1,890	—
Cash and cash equivalents	54,329	47,200
Accrued interest receivable	36,352	33,182
Interest rate cap agreements (“Caps”), at fair value (Note 4)	—	361
Swap agreements (“Swaps”), at fair value (Note 4)	15,759	2,412
Real estate (Note 5)	11,693	11,789
Goodwill	7,189	7,189
Prepaid and other assets	1,370	1,166
Total Assets	$7,122,826	$6,443,967

Liabilities:
Repurchase agreements (Note 6)	$6,379,485	$5,722,711
Accrued interest payable	26,311	23,164
Mortgages payable on real estate	9,532	9,606
Swaps, at fair value (Note 4)	735	1,893
Dividends payable	—	4,899
Accrued expenses and other liabilities	2,460	3,136
Total Liabilities	6,418,523	5,765,409

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at June 30, 2007 and December 31, 2006 ($96,000 aggregate liquidation preference) (Note 8)	38	38
Common stock, $.01 par value; 370,000 shares authorized; 82,937 and 80,695 issued and outstanding at June 30, 2007 and December 31, 2006, respectively (Note 8)	829	807
Additional paid-in capital, in excess of par	793,308	776,743
Accumulated deficit	(59,249)	(68,637)
Accumulated other comprehensive loss (Note 10)	(30,623)	(30,393)
Total Stockholders’ Equity	704,303	678,558
Total Liabilities and Stockholders’ Equity	$7,122,826	$6,443,967

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In Thousands, Except Per Share Amounts)	(Unaudited)
Interest Income:
MBS income (Note 3)	$90,341	$45,645	$174,682	$98,974
Interest income on short-term cash investments	634	540	1,082	1,206
Interest income on income notes	51	—	57	—
Interest Income	91,026	46,185	175,821	100,180

Interest Expense	78,348	38,818	150,608	81,603

Net Interest Income	12,678	7,367	25,213	18,577

Other Income:
Net loss on sale of MBS (Note 3)	(116)	(24,746)	(113)	(23,149)
Revenue from operations of real estate (Note 5)	413	388	826	770
Gain on termination of Swap	176	—	176	—
Miscellaneous other income, net	109	205	224	444
Other Income (Loss)	582	(24,153)	1,113	(21,935)

Operating and Other Expense:
Compensation and benefits	1,409	1,530	3,021	3,088
Mortgage interest and real estate operating expense	429	400	849	818
Other general and administrative expense	1,244	961	2,428	2,078
Operating and Other Expense	3,082	2,891	6,298	5,984

Income (Loss) from Continuing Operations	10,178	(19,677)	20,028	(9,342)

Discontinued Operations: (Note 5)
Loss from discontinued operations, net	—	(56)	—	(133)
Mortgage prepayment penalty	—	—	—	(135)
Gain on sale of real estate, net of tax	—	—	—	4,840
Income (Loss) from Discontinued Operations	—	(56)	—	4,572

Income (Loss) Before Preferred Stock Dividends	10,178	(19,733)	20,028	(4,770)
Less: Preferred Stock Dividends	2,040	2,040	4,080	4,080
Net Income (Loss) Available to Common Stockholders	$8,138	$(21,773)	$15,948	$(8,850)

Earnings (Loss) Per Share of Common Stock: (Note 9)
Income (loss) from continuing operations — basic and diluted	$0.10	$(0.27)	$0.20	$(0.17)
Income from discontinued operations — basic and diluted	—	—	—	0.06
Earnings (loss) per share — basic and diluted	$0.10	$(0.27)	$0.20	$(0.11)
Dividends declared per share of common stock (Note 8c)	$0.08	$0.05	$0.08	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007
(In Thousands, Except Per Share Amounts)	(Unaudited)
Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per share:
Balance at June 30, 2007 and December 31, 2006 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2006 (80,695 shares)	807
Issuance of common stock (2,242 shares)	22
Balance at June 30, 2007 (82,937 shares)	829

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2006	776,743
Issuance of common stock, net of expenses	16,339
Share-based compensation expense	226
Balance at June 30, 2007	793,308

Accumulated Deficit:
Balance at December 31, 2006	(68,637)
Net income	20,028
Dividends on common stock	(6,484)
Dividends on preferred stock	(4,080)
Payments on dividend equivalent rights (“DERs”)	(76)
Balance at June 30, 2007	(59,249)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2006	(30,393)
Unrealized losses on investment securities, net	(14,652)
Unrealized losses on Caps, net	(83)
Unrealized gains on Swaps, net	14,505
Balance at June 30, 2007	(30,623)

Total Stockholders’ Equity at June 30, 2007	$704,303

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In Thousands)	2007	2006
	(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$20,028	$(4,770)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Losses on sale of MBS	116	25,245
Gains on sales of MBS	(3)	(2,096)
Gain on termination of Swap	(176)	—
Amortization of purchase premiums on MBS, net of accretion of discounts	16,504	15,992
Amortization of premium cost for Caps	278	837
(Increase)/decrease in interest receivable	(3,170)	7,774
Depreciation and amortization on real estate, including discontinued operations	205	358
Increase in other assets and other	(313)	(1,207)
Decrease in accrued expenses and other liabilities	(676)	(1,544)
Increase/(decrease) in accrued interest payable	3,147	(30,836)
Gain on sale of real estate from discontinued operations	—	(6,660)
Share-based compensation expense	226	340
Negative amortization on investment securities	(176)	(1,480)
Net cash provided by operating activities	35,990	1,953

Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	976,331	832,260
Proceeds from sale of MBS	55,296	1,823,361
Purchases of MBS and other investment securities	(1,718,186)	(394,700)
Proceeds from termination of Swap	176	—
Proceeds from sale of real estate	—	15,958
Net cash (used)/provided by investing activities	(686,383)	2,276,879

Cash Flows From Financing Activities:
Principal payments made on repurchase agreements	(18,275,825)	(11,878,087)
Proceeds from borrowings under repurchase agreements	18,932,599	9,613,755
Proceeds from issuance of common stock	16,361	—
Dividends paid on preferred stock	(4,080)	(4,080)
Common stock repurchased	—	(5,697)
Dividends paid on common stock and DERs	(11,459)	(8,070)
Principal payments on and satisfaction of mortgages, including discontinued operations	(74)	(6,075)
Net cash provided/(used) by financing activities	657,522	(2,288,254)

Net increase/(decrease) in cash and cash equivalents	7,129	(9,422)
Cash and cash equivalents at beginning of period	47,200	64,301
Cash and cash equivalents at end of period	$54,329	$54,879

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2007	2006	2007	2006
	(Unaudited)
Net income/(loss) before preferred stock dividends	$10,178	$(19,733)	$20,028	$(4,770)
Other Comprehensive Income:
Unrealized loss on investment securities, net	(27,152)	(1,594)	(14,652)	(10,058)
Reclassification adjustment for net loss included in net income	—	24,568	—	24,568
Unrealized (loss)/gain on Caps, net	(32)	12	(83)	357
Unrealized gain/(loss) on Swaps, net	19,205	(766)	14,505	(769)
Comprehensive income before preferred stock dividends	$2,199	$2,487	$19,798	$9,328
Dividends on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Comprehensive Income	$159	$447	$15,718	$5,248

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2007 and results of operations for all periods presented have been made. The results of operations for the six-month period ended June 30, 2007 should not be construed as indicative of the results to be expected for the full year.

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

(b) Investment Securities

The Company’s investment securities are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”), or are rated AAA by at least one nationally recognized rating agency. Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. To a lesser extent, the Company also holds investments in non-Agency MBS, mortgage-related securities and other investments that are rated below AAA. At June 30, 2007, the Company held securities with a carrying value of $13.5 million rated below AAA, including unrated investment securities.

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s investment securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholders’ Equity. The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service. If pricing is not available for a security from such pricing service, the Company uses the average broker quotes received for such security.

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities in order to act on potential market opportunities or conditions, remove securities from the portfolio if their actual performance differs from expectations, or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. Upon the sale of investment securities, unrealized gains and losses are reclassified out of accumulated other comprehensive income to earnings as realized gains and losses using the specific identification method. (See Note 3.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the Agency MBS and MBS rated AAA are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Certain of the Agency MBS owned by the Company contractually provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received from the underlying mortgages. The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) as the interest shortfall is guaranteed by the issuing agency.

Interest income on the Company’s securities rated below AAA, including unrated securities, is recognized in accordance with Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment is recognized as interest income under the effective yield method. The Company reviews and makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on such securities. Certain of these securities rated below AAA were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses under various economic environments. The initial credit protection (i.e., discount) of these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and a corresponding write down of such security to a new cost basis could result. The Company did not have any impairment charges against such investments during the three or six months ended June 30, 2007 and 2006.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

(d) Other-Than-Temporary Impairment/Credit Risk

The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of hybrid and adjustable-rate MBS that are either (i) issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or (ii) rated in one of the two highest rating categories by at least one nationally recognized rating agency. The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS; (ii) residential mortgage loans; (iii) collateralized debt obligations and other related securities; (iv) real estate; (v) securities issued by REITs, limited partnerships and closed-end funds; (vi) high-yield corporate securities and other fixed income instruments (corporate or government); and (vii) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof. At June 30, 2007, 85.9% of the Company’s assets consisted of Agency MBS and related receivables, 12.7% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 0.8% were cash and cash equivalents; combined these assets comprised 99.4% of the Company’s total assets.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. The Company had no other-than-temporarily impaired MBS at June 30, 2007 and did not recognize any impairment charges against its MBS portfolio during the six months ended June 30, 2007 and June 30, 2006.

(e) Goodwill

The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances. At June 30, 2007 and December 31, 2006, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of the common stock issued over the fair value of net assets acquired in connection with its formation in 1998. Goodwill is tested for impairment at least annually at the entity level. Through June 30, 2007, the Company had not recognized any impairment against its goodwill.

(f) Real Estate

At June 30, 2007, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand Place”), which is consolidated with the Company. This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 5.)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with FAS 144, the historical results of operations from Greenhouse and Cameron have been restated, on a net basis, as a component of discontinued operations.

(h) Repurchase Agreements

The Company finances the acquisition of its MBS through repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender. With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through June 30, 2007, the Company had satisfied all of its margin calls. (See Note 6.)

Original terms to maturity of the Company’s repurchase agreements range from one month to 48 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better or, if applicable, whose parent or holding company is rated single A or better (“Qualifying Institutions”) as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Board. In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At June 30, 2007, the Company had outstanding balances under repurchase agreements with 15 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral) to a single lender of $61.3 million.

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

In June 2007, the FASB discussed proposed FASB Staff Position (“FSP”) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which addresses Same Party Transactions. Among other things, the FASB tentatively determined that: (1) the FSP should be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and that earlier application should not be permitted; (2) the guidance should be applied to existing repurchase financings as of the beginning of the fiscal year in which the FSP is initially applied as a cumulative effect adjustment; and (3) the cumulative effect of the change in accounting principle should be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The FASB expects that the proposed FSP will be issued in July 2007. The comment period for the proposed FSP will be the later of 30 days after issuance or August 31, 2007. Based on the FASB’s tentative position, the Company does not

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expect that the issuance of the FSP will have any impact on its prior financial statements. At June 30, 2007, the Company had no Same Party Transactions.

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

(j) Comprehensive Income/Loss

Comprehensive income for the Company includes net income, the change in net unrealized gains and losses on investment securities and derivative instruments, and is reduced by dividends on preferred stock. (See Note 10.)

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

Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133. The Company discontinues hedge accounting on a prospective basis and recognizes changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate. During the second quarter of 2007, the Company terminated a Swap resulting in a gain of $176,000.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. (See Note 4.) In order to limit credit risk associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with Qualifying Institutions.

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

Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income until the forecasted interest payments affect earnings. However, if it is probable that the forecasted interest payments will not occur, then the entire gain or loss is recognized though earnings. (See Note 4.)

Interest Rate Caps

A one-time fee (i.e., a premium) is paid upon purchasing a Cap. Pursuant to the terms of a Cap, the Company will receive cash payments if the interest rate index specified in a Cap increases above the contractually specified level. Therefore, Caps have the effect of capping the interest rate on a portion of the Company’s borrowings, equal to the notional amount of the active Caps, to the rate specified in the Cap agreement.

In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap. Provided that the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income. Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized to interest expense. The periodic amortization of Cap premiums are based on an allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with Caps, if any, reduce interest expense. If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Cap. The maximum cost related to the Company’s Caps is limited to the premium paid to enter into the Cap. (See Note 4.)

(m) Adoption of New Accounting Standards

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 did not have an impact on the Company’s financial statements.

Effective January 1, 2007, the Company adopted FAS No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”), an amendment to FAS 133 and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). Among other things, FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarified which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarified that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amended FAS 140 to eliminate the prohibition on a qualifying special-purpose entity

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. As a result of this scope exception, none of the Company’s assets were subject to FAS 155. The Company continues to record changes in the market value of its investment securities through other comprehensive income. Therefore, the adoption of FAS 155 did not have any impact on the Company’s financial position, results of operations or cash flows. However, if future investments by the Company in securitized financial assets do not meet the scope exception to FAS 155, the Company’s results of operations may exhibit future volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement.

(n) Recently Issued Accounting Standards

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and, with certain exceptions which are not believed to be applicable to the Company, is to be applied prospectively. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company did not elect to early adopt FAS 157 and is currently evaluating the impact that the adoption of FAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for the Company commencing January 1, 2008 on a prospective basis, as the Company did not elect to early adopt FAS 159. A decision to elect the fair value option for an eligible item is irrevocable. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). The SOP is effective for fiscal years beginning on or after December 15, 2007. While the Company maintains an exemption from the Investment Company Act of 1940, as amended (“Investment Company Act”) and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.

(o) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Investment Securities

At June 30, 2007 and December 31, 2006, all of the Company’s investment securities were classified as available-for-sale and, as such, were carried at their estimated fair value. At June 30, 2007 and December 31, 2006, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS with carrying values of approximately $6.994 billion and $6.341 billion, respectively.

The Company’s investment securities portfolio is primarily comprised of Agency MBS and non-Agency MBS that are rated AAA by one or more of the Rating Agencies. The following tables present certain information about all of the Company’s investment securities at June 30, 2007 and December 31, 2006.

	June 30, 2007
(In Thousands)	Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain
Agency MBS:
Fannie Mae Certificates	$5,667,528	$5,631,068	$(36,460)
Ginnie Mae Certificates	225,474	223,605	(1,869)
Freddie Mac Certificates	230,882	229,425	(1,457)
Non-Agency MBS (2):
AAA	905,751	898,495	(7,256)
AA	2,014	2,053	39
Single A and A-	1,398	1,436	38
BBB and BBB-	1,704	1,736	32
BB and below	2,112	2,223	111
Non-rated	3,004	4,203	1,199
Total MBS	$7,039,867	$6,994,244	$(45,623)
Other investments:
Non-rated securities	1,914	1,890	(24)
Total Investment Securities	$7,041,781	$6,996,134	$(45,647)

	December 31, 2006
	Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Net Unrealized (Loss)/Gain
Agency MBS:
Fannie Mae Certificates	$5,506,188	$5,482,112	$(24,076)
Ginnie Mae Certificates	307,472	304,826	(2,646)
Freddie Mac Certificates	301,016	299,505	(1,511)
Non-Agency MBS (2):
AAA	237,805	234,275	(3,530)
AA	2,253	2,218	(35)
Single A and A-	3,029	3,014	(15)
BBB and BBB-	9,007	8,972	(35)
BB and below	2,140	2,255	115
Non-rated	2,753	3,491	738
Total MBS	$6,371,663	$6,340,668	$(30,995)

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

Other Investments: At June 30, 2007, the Company’s other investment securities were comprised of income notes. Income notes are non-rated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies.

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s investment securities at June 30, 2007 and December 31, 2006:

(In Thousands)	June 30, 2007	December 31, 2006
Principal/notional balance	$6,938,720	$6,257,047
Principal payment receivable	13,726	15,819
Unamortized premium	92,310	98,838
Unaccreted discount	(2,975)	(41)
Gross unrealized gains	2,693	3,193
Gross unrealized (losses)	(48,340)	(34,188)
Carrying value/estimated fair value	$6,996,134	$6,340,668

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At June 30, 2007, the Company had 208 securities, with an amortized cost of $1.310 billion, that had unrealized losses for 12 months or more. At June 30, 2007, these securities had gross unrealized losses of $21.5 million.

The following table presents the gross unrealized losses and the estimated fair value of the Company’s investment securities, aggregated by investment category or rating and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2007.

	Unrealized Loss Position for:
	Less than 12 Months		12 Months or more		Total
(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$4,239,192	$22,110	$871,495	$15,314	$5,110,687	$37,424
Ginnie Mae	20,845	56	158,961	1,942	179,806	1,998
Freddie Mac	131,732	700	73,414	819	205,146	1,519
AAA rated MBS	457,060	3,786	184,361	3,470	641,421	7,256
Non-rated MBS	77	118	—	—	77	118
Non-rated other securities	1,890	25	—	—	1,890	25
Total temporarily impaired securities	$4,850,796	$26,795	$1,288,231	$21,545	$6,139,027	$48,340

At June 30, 2007, the Company determined that it had the intent and ability to continue to hold those investment securities on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these securities was considered temporary. However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables. Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

During the six months ended June 30, 2007, the Company sold two MBS, for an aggregate of $55.3 million, resulting in net realized losses of $113,000, comprised of gross losses of $116,000 and gross gains of $3,000. During the six months ended June 30, 2006, as part of the repositioning of the MBS portfolio, the Company had sold 83 MBS for $1.823 billion, resulting in net realized losses of $23.1 million, comprised of gross losses of $25.2

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million and gross gains of $2.1 million. Included in these sales were $821.5 million of MBS on which the Company had taken a $20.7 million impairment charge against at December 31, 2005.

The following table presents interest income and premium amortization on the Company’s MBS portfolio for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2007	2006	2007	2006
Coupon interest on MBS	$98,501	$53,514	$191,186	$114,966
Premium amortization	(8,215)	(7,869)	(16,560)	(16,111)
Discount accretion	55	—	56	119
Interest income on MBS, net	$90,341	$45,645	$174,682	$98,974

The following table presents certain information about the Company’s MBS that will reprice or be repaid based on contractual terms, which do not consider prepayments assumptions, at June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
(Dollars in Thousands) Months to Coupon Reset or Contractual Payment	Fair Value (1)	% of Total	WAC (2)	Fair Value (1)	% of Total	WAC (2)
Within 30 Days	$672,585	9.6%	6.67%	$972,867	15.4%	6.32%
30 to 90 Days	212,349	3.0	6.04	71,657	1.1	6.03
Three to 12 Months	556,029	8.0	6.12	759,762	12.0	5.91
12 to 24 Months	99,678	1.4	5.09	142,191	2.3	4.86
24 to 36 Months	429,570	6.2	5.05	318,940	5.0	4.93
36 to 60 Months	2,847,017	40.8	6.19	3,220,190	50.9	6.16
Over 60 Months	2,163,290	31.0	5.98	839,242	13.3	6.16
Total	$6,980,518	100.0%	6.08%	$6,324,849	100.0%	6.06%

(1) Does not include principal payments receivable.

(2) “WAC” is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which varies by issuer.

The table below presents information about the Company’s MBS pledged as collateral under repurchase agreements and Swaps at June 30, 2007.

	MBS Pledged Under Repurchase Agreements		MBS Pledged Under Swaps
MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged
(In Thousands)
Fannie Mae	$5,426,775	$5,461,430	$2,941	$2,932	$5,429,716
Freddie Mac	210,709	212,138	—	—	210,709
Ginnie Mae	186,405	188,052	—	—	186,405
AAA Rated	886,776	893,955	—	—	886,776
	$6,710,665	$6,755,575	$2,941	$2,932	$6,713,606

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Hedging Instruments

In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. The Company’s derivatives are comprised of Swaps and, to a lesser extent, Caps, which in effect modify the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In addition, the Company is required to pledge assets as collateral for certain of its Swaps, which amount varies over time based on the market value, notional amount, and remaining term of the Swap. At June 30, 2007 and December 31, 2006, the Company had MBS pledged as collateral against its Swaps of $2.9 million and $13.5 million, respectively. In order to mitigate its exposure to counterparty-related risk associated with its Hedging Instruments, the Company’s policy is to enter into derivative transactions only with Qualifying Institutions. In the event of a default by the counterparty, the Company would not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of Caps and could have difficulty obtaining its assets pledged as collateral for Swaps.

The following table presents the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income/(loss) for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(In Thousands)
Accumulated Other Comprehensive Income/(Loss) from Hedging Instruments:
Balance at beginning of period	$(4,149)	$3,859	$602	$3,517
Unrealized (losses)/gains on Hedging Instruments, net	19,173	(754)	14,422	(412)
Balance at the end of period	$15,024	$3,105	$15,024	$3,105

(a) Interest Rate Swaps

The Company’s Swaps are used to lock-in a fixed interest rate on a portion of its current and anticipated future 30-day term repurchase agreements. For the three months ended June 30, 2007 and June 30, 2006, the Company’s Swaps reduced the cost of interest expense on repurchase agreements by $2.1 million and $1.2 million, respectively. For the six months ended June 30, 2007 and June 30, 2006, the Company’s Swaps reduced the cost of interest expense on repurchase agreements by $3.8 million and $2.0 million, respectively.

The following table below presents information about the Company’s Swaps, all of which were active at June 30, 2007.

	Notional Amount	Weighted Average Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)
(Dollars in Thousands)
Currently Active	$2,954,102	5.02%	$15,024	$15,760	$(736)

(b) Interest Rate Caps

The Company’s Caps are designated as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty. The Company had no Caps at June 30, 2007.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact on the Company’s interest expense of its Caps for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(In Thousands)
Premium amortization on Caps	$97	$453	$278	$837
Payments earned on Caps	(131)	(812)	(327)	(1,388)
Net decrease to interest expense related to Caps	$(34)	$(359)	$(49)	$(551)

5. Real Estate and Discontinued Operations

(a) Real Estate

The Company’s investment in real estate at June 30, 2007 and December 31, 2006 was comprised of an indirect 100% ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia. The following table presents the summary of assets and liabilities of Lealand Place at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings	$11,693	$11,789
Cash	397	126
Prepaid and other assets	158	146
Mortgage payable (1)	(9,532)	(9,606)
Accrued interest and other payables	(191)	(122)
Real estate assets, net	$2,525	$2,333

(1)	The mortgage collateralized by Lealand Place is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. At June 30, 2007 and December 31, 2006, the mortgage had a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid. In January 2005, the Company loaned Lealand Place $150,000 to fund operations, of which $140,000 and $150,000 remained outstanding at June 30, 2007 and December 31, 2006, respectively. This loan and the related interest are eliminated in consolidation.

The following table presents the summary results of operations for Lealand Place, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In Thousands)
Revenue from operations of real estate	$413	$388	$826	$770
Interest expense for mortgages on real estate	(164)	(163)	(331)	(336)
Other real estate operations expense	(265)	(237)	(518)	(482)
Loss from Real Estate Operations, net	$(16)	$(12)	$(23)	$(48)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Discontinued Operations

The Company’s discontinued operations for the three and six months ended June 30, 2006 reflect the operating results for Cameron, which was sold during the fourth quarter of 2006, and Greenhouse which was sold during the first quarter of 2006. The sale of Greenhouse on January 31, 2006, resulted in the Company realizing a gain of $4.8 million, net of a built-in gains tax of $1.8 million and a mortgage prepayment penalty of $135,000 incurred upon satisfying the mortgage secured by Greenhouse. The historical results of operations for both Cameron and Greenhouse, which are neither individually nor in the aggregate material to the Company, have been restated and reported as a net component of discontinued operations.

6. Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At June 30, 2007, the Company had repurchase agreements with a weighted average remaining contractual maturity of 10 months and an effective repricing period of 18 months given the impact of related derivative hedges. At December 31, 2006, the Company had repurchase agreements with a weighted average remaining contractual maturity of 11 months and an effective repricing period of 15 months given the impact of related derivative hedges. The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related derivative hedges at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Balance	Weighted Average Contractual Rate	Balance	Weighted Average Contractual Rate
(In Thousands)
Within 30 days	$3,644,300	5.30%	$2,848,300	5.30%
30 days to 3 months	907,300	5.32	1,017,900	5.10
Over 3 months to 6 months	117,400	5.29	37,200	3.98
Over 6 months to 12 months	364,900	5.26	—	—
Over 12 months to 24 months	1,077,585	5.12	1,505,311	5.16
Over 24 months to 36 months	268,000	5.44	314,000	5.33
	$6,379,485	5.28%	$5,722,711	5.22%

The following table presents information about the Company’s MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at June 30, 2007.

Collateral Pledged		Term to Maturity of Repurchase Agreement
MBS Pledged	Fair Value of MBS Pledged as Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total
(In Thousands)
Fannie Mae	$5,426,775	$2,820,900	$638,400	$1,718,555	$5,177,855
Freddie Mac	210,709	41,400	—	109,330	150,730
Ginnie Mae	186,405	83,900	107,900	—	191,800
AAA Rated	886,776	698,100	161,000	—	859,100
	$6,710,665	$3,644,300	$907,300	$1,827,885	$6,379,485

7. Commitments and Contingencies

Lease Commitments and Contingencies

The Company pays monthly rent pursuant to each of its operating leases. Effective March 31, 2007, the Company consolidated its existing leases for office space at its corporate headquarters and entered into an amended lease for such office space as well as newly-leased additional office space, which extended the term of the lease for such office space through April 30, 2017. As a result, the Company increased its total leased space at its headquarters to meet its operating needs. In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017. The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the lease. In addition, the Company has a lease through December 2007 for its off-site back-up facilities located in Rockville Centre, New York, which provides for, among other things, annual rent of $26,000.

8. Stockholders’ Equity

(a) Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources. From inception of the Repurchase Program through June 30, 2007, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90. On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares. At June 30, 2007, 4.0 million shares remained authorized for repurchase. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company has not repurchased any shares of its common stock since April, 2006.

Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be the authorized but unissued shares of the Company’s common stock.

(b) Dividends on Preferred Stock

The following table presents cash dividends declared by the Company on its Preferred Stock, from January 1, 2006 through June 30, 2007.

Declaration Date	Record Date	Payment Date	Dividend Per share
2007
May 21, 2007	June 1, 2007	June 29, 2007	$0.53125
February 16, 2007	March 1, 2007	March 30, 2007	0.53125

2006
February 17, 2006	March 1, 2006	March 31, 2006	$0.53125
May 19, 2006	June 1, 2006	June 30, 2006	0.53125
August 21, 2006	September 1, 2006	September 29, 2006	0.53125
November 20, 2006	December 1, 2006	December 29, 2006	0.53125

(c) Dividends on Common Stock

The Company typically declares quarterly dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.

On July 2, 2007, the Company declared its 2007 second quarter common stock dividend of $0.09 per share, which was paid on July 31, 2007, to stockholders of record on July 13, 2007. (See Note 12.)

The following table presents cash dividends declared by the Company on its common stock from January 1, 2006 through June 30, 2007.

Declaration Date	Record Date	Payment Date	Dividend Per share
2007
April 3, 2007	April 13, 2007	April 30, 2007	$0.080

2006
April 3, 2006	April 17, 2006	April 28, 2006	$0.050
July 5, 2006	July 17, 2006	July 31, 2006	0.050
October 2, 2006	October 13, 2006	October 31, 2006	0.050
December 14, 2006	December 29, 2006	January 31, 2007	0.060

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d) Shelf Registrations

On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At June 30, 2007, the Company had $8.7 million remaining on this shelf registration statement.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At June 30, 2007, the Company had $215.8 million available under this shelf registration statement.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”). This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At June 30, 2007, 9.5 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 2.3 million shares remained available for issuance at June 30, 2007.

(e) DRSPP

Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational. During the six months ended June 30, 2007, the Company issued 7,618 shares of common stock through the DRSPP, raising net proceeds of $55,852. From the inception of the DRSPP through June 30, 2007, the Company issued 12,071,250 shares pursuant to the DRSPP raising net proceeds of $110.9 million.

(f) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. The Company issued 2,206,000 shares of common stock in at-the-market transactions through the CEO Program during the six months ended June 30, 2007, raising net proceeds of $16,388,906 and, in connection with such transactions, paid Cantor fees and commissions of $364,752. From inception of the CEO Program through June 30, 2007, the Company issued 5,500,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $44,040,610 and, in connection with such transactions, paid Cantor fees and commissions of $1,071,055.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In Thousands, Except Per Share Amounts)
Numerator:
Net income/(loss) allocable to common stockholders:
Net income/(loss)	$10,178	$(19,733)	$20,028	$(4,770)
Net income/(loss) from discontinued operations	—	(56)	—	4,572
Net income/(loss) from continuing operations	10,178	(19,677)	20,028	(9,342)

Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Net income/(loss) available to common stockholders from continuing operations for basic and diluted earnings per share	8,138	(21,717)	15,948	(13,422)
Net income/(loss) from discontinued operations	—	(56)	—	4,572
Net income/(loss) available to common stockholders from continuing operations	$8,138	$(21,773)	$15,948	$(8,850)

Denominator:
Weighted average common shares for basic earnings per share	81,874	79,254	81,321	79,600
Weighted average effect of dilutive employee stock options	34	26	35	24
Denominator for diluted earnings per share (1)	81,908	79,280	81,356	79,624

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.10	$(0.27)	$0.20	$(0.17)
Discontinued operations	—	—	—	0.06
Total Basic and Diluted earnings per share	$0.10	$(0.27)	$0.20	$(0.11)

(1) The impact of dilutive stock options is not included in the computation of earnings per share from continuing operations and discontinued operations for periods in which their inclusion would be anti-dilutive.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
(In Thousands)
Available-for-sale Investment Securities:
Unrealized gains	$2,693	$3,193
Unrealized (losses)	(48,340)	(34,188)
	(45,647)	(30,995)
Hedging Instruments:
Unrealized (losses) gains on Swaps, net	15,024	519
Unrealized gains on Caps	—	83
	15,024	602
Accumulated other comprehensive (loss)	$(30,623)	$(30,393)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Equity Compensation, Employment Agreements and Other Benefit Plans

(a) 2004 Equity Compensation Plan

In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) for the Company and any of its subsidiaries are eligible to be granted stock options (“Options”), restricted stock, phantom shares, DERs and other stock-based awards under the 2004 Plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. At June 30, 2007, 2.3 million shares of common stock remained available for grant under the 2004 Plan. Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

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

At June 30, 2007, an aggregate of 962,000 shares of common stock were subject to outstanding Options under the 2004 Plan, all of which were fully vested and exercisable, with a weighted average exercise price of $9.33. There were no options granted during the six months ended June 30, 2007 and June 30, 2006. The Company recorded compensation expense for Options of $0 and $5,000 for the three and six months ended June 30, 2007, respectively, and $120,000 and $240,000 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, the aggregate intrinsic value of total Options outstanding was $241,000. During the six months ended June 30, 2007, no Options expired unexercised nor were any options exercised.

The Company issued 7,500 shares of restricted common stock during the three months ended June 30, 2007, and 16,502 shares of restricted common stock during the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, the Company issued 28,004 and 16,502 shares of restricted common stock, and recognized compensation expense of $114,000 and $100,000, respectively, related to the vesting of restricted shares. At June 30, 2007, the Company had unrecognized compensation expense of $70,000 related to unvested shares of restricted common stock previously granted.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of common stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. Dividends are paid on vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital. Dividends paid on the Company’s DERs are charged to stockholders’ equity when declared. At June 30, 2007, the Company had 960,750 DERs outstanding, all of which were vested.

(b) Employment Agreements

The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to the occurrence of certain triggering events.

(c) Deferred Compensation Plans

The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

“Deferred Plans”). Pursuant to the Deferred Plans, directors and senior officers of the Company may elect to defer a certain percentage of their compensation. The Deferred Plans are intended to provide non-employee directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders. Amounts deferred are considered to be converted into “stock units” of the Company, which do not represent stock of the Company, but rather the right to receive a cash payment equal to the fair market value of an equivalent number of shares of the common stock. Deferred accounts increase or decrease in value as would equivalent shares of the Company’s common stock and are settled in cash at the termination of the deferral period, based on the value of the stock units at that time. The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and are not funded. Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company. Effective January 1, 2007, the Board resolved to suspend indefinitely the directors’ ability to defer additional compensation under the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan.

At the time a participant’s deferral of compensation is made, it is intended that such participant will not recognize income for income tax purposes, nor will the Company receive a deduction until such time that the compensation is actually distributed to the participant. At June 30, 2007 and December 31, 2006, the Company had the following aggregate liability under the Deferred Plans, which included amounts deferred by participants, as well as the market value adjustments for the equivalent stock units:

(In Thousands)	June 30, 2007	December 31, 2006
Directors’ deferred	$573	$594
Officers’ deferred	267	277
	$840	$871

(d) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Code, eligible employees of the Company are able to make tax deferred contributions, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Subject to certain restrictions, all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the three months ended June 30, 2007 and 2006, the Company recognized expenses for matching contributions of $25,000 and $23,000, respectively, and $50,000 and $45,000 for the six months ended June 30, 2007 and 2006, respectively.

12. Subsequent Event

Common Stock Dividend Declared

On July 2, 2007, the Company declared a dividend of $0.09 per share on its common stock for the second quarter of 2007. Total dividends of $7.6 million were paid on July 31, 2007 to stockholders of record on July 13, 2007.

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

GENERAL

We are a self-advised REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS. Our MBS portfolio consists primarily of securities that are either (i) issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or (ii) rated in one of the two highest rating categories by at least one nationally recognized rating agency. Our operating policies also permit us to invest in direct or indirect investments in: (i) other types of MBS; (ii) residential mortgage loans; (iii) collateralized debt obligations and other related securities; (iv) real estate; (v) securities issued by REITs, limited partnerships and closed-end funds; (vi) high-yield corporate securities and other fixed income instruments (corporate or government); and (vii) other types of assets approved by the Board or a committee thereof. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

We have elected to be taxed as a REIT for U.S. federal income tax purposes. One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual taxable net income to our stockholders, subject to certain adjustments.

At June 30, 2007, 99.4% of our assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash. In addition, we also held all of the indirect interests in one multi-family apartment property, containing a total of 191 rental units, located in Georgia and $13.5 million of Non-Agency MBS and other investment securities rated below AAA or non-rated.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings (i.e., repurchase agreements) to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) prepayments on our MBS portfolio to slow, thereby slowing the amortization of MBS purchase premiums; (iv) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of MBS purchase premiums; (ii) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) the interest expense associated with our borrowings to decrease; (iv) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease. In addition, our borrowing costs and credit lines are further affected by our perceived credit worthiness.

Based on U.S. Federal Reserve (or the Fed) statements and publicly released minutes, it is their view that core inflation has improved modestly though a sustained moderation in inflation has yet to be demonstrated. In addition, the Fed has stated that high level of resource utilization has the potential to sustain inflationary pressures. We share this view and remain concerned that overall inflation measures, including food and energy prices, have continuously exceeded core inflation which excludes these items. Considering the weaker housing market and the recent moderate gross domestic product growth rate, but with inflation risks still the predominant concern, future Fed actions remain dependent on future incoming data.

While the prolonged period of monetary tightening increased the target federal funds rate from 1.00% in June 2004 to 5.25% in June 2006, the ten-year treasury rate was 5.03% as of June 30, 2007, resulting in an inverted yield curve relevant to the mortgage market. In this interest rate environment, a fully indexed adjustable rate mortgage has a higher rate than a 30-year fixed rate mortgage, which has led to greater production of hybrid ARMs with longer initial fixed rate periods. As a result, during the first six months of 2007, we purchased hybrid MBS with longer initial fixed rate periods, ranging from five to ten years (i.e., 5/1’s to 10/1’s). When the yield curve is inverted, we believe that as the fixed rate period of a hybrid MBS ends and the rate becomes adjustable, the homeowner is likely to prepay and refinance rather than pay the higher fully-indexed rate. Historically, the yield curve has predominately had a positive slope, reflecting short-term rates lower than long-term rates, and we believe that this current period of yield curve inversion will not continue over the long term. We expect to return to higher spreads when the yield curve returns to its normal positive slope. Despite an inverted yield curve, we have been able to increase our common stock dividend in each of the last three quarters.

We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with adjustable-rate and hybrid mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last eight quarters, ending with June 30, 2007, the CPR on our MBS portfolio has ranged from a low of 22.5% to a high of 34.9%, with an average quarterly CPR of 27.1%. As of June 30, 2007, assuming a 25% CPR, approximately 40.5% of our MBS assets were expected to reset or prepay during the next 12 months, with a total of 92.7% expected to reset or prepay during the next 60 months. Assuming a 25% CPR, the average time period until our assets prepay or reset was approximately 25 months as of June 30, 2007. Our liabilities, which are in the form of repurchase agreements, a portion of which are hedged with Swaps, extended on average approximately 18 months, resulting in an asset/liability mismatch of approximately seven months at June 30, 2007. At June 30, 2007, we had net purchase premiums of $89.3 million, or 1.3% of current par value, compared to $98.8 million, or 1.6% of par balance, at December 31, 2006.

The ARMs collateralizing our MBS are comprised of hybrid mortgage loans, which have interest rates that are fixed for a specified period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a specified interest rate index, and, to a lesser extent, adjustable-rate mortgage loans, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.

It is our business strategy to hold our investment securities, primarily comprised of MBS, as long-term investments. As such, on an on-going basis, we assess both our ability and intent to continue to hold each of our investment securities. As part of this process, we monitor our investment securities for other-than-temporary impairment at least quarterly. A change in our ability and/or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing future losses upon the sale of such securities. At June 30, 2007, we had gross unrealized losses of $48.3 million and gross unrealized gains of $2.7 million on our investment securities portfolio.

During the first six months of 2006, we sold certain MBS and reduced our leverage in response to the rising interest rate environment and the flat, and at times inverted, yield curve. Following this period of contraction, we have been able to take advantage of investment opportunities and grow our portfolio commencing in the third quarter of 2006 through June 30, 2007. At June 30, 2007, our MBS portfolio increased by $653.6 million, or 10.3%, to $6.994 billion, from $6.341 billion at December 31, 2006. Our leverage ratio, as measured by debt-to-equity, increased to 9.1 to 1 at June 30, 2007 from 8.4 to 1 as of December 31, 2006.

Although we primarily invest in Agency and AAA rated ARM-MBS; pursuant to our operating policies, we also may acquire fixed rate MBS and/or other investment securities of lower credit quality. At June 30, 2007, $13.5 million, or 0.2%, of our investment securities portfolio was comprised of securities that were rated below AAA or non-rated. While such lower credit quality investments do not represent a significant component of our total investment portfolio, we could increase our investment in this asset class, if spreads on such investments widen. We believe that a number of factors, including housing price declines, increased delinquencies and foreclosures and the complex structures involved in many mortgage securitizations, may create additional investment opportunities for

us. We remain positioned to selectively increase the allocation of our capital to non-agency MBS, other mortgage-related assets rated below AAA and fixed rate MBS should the risk-reward trade-off become compelling.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

For the second quarter of 2007, we had net income available to our common stockholders of $8.1 million, or $0.10 per common share. For the second quarter of 2006, we had a net loss of $21.8 million, or $(0.27) per common share, which reflected losses of $24.7 million realized on the sale of MBS as we repositioned our MBS portfolio.

Our interest income for the second quarter of 2007 increased by $44.8 million, or 97.1%, to $91.0 million compared to $46.2 million earned during the second quarter of 2006. This increase in interest income primarily reflects the growth in the size of, and the increase in the yield earned on, our MBS portfolio. Excluding changes in market values, we increased our average MBS portfolio by $2.359 billion, or 54.4%, to $6.697 billion for second quarter of 2007 from $4.338 billion for the second quarter of 2006. In addition, the yield earned on our MBS portfolio increased by 119 basis points to 5.40% for the second quarter of 2007, from 4.21% for the second quarter of 2006. This increase in the net yield primarily reflects a 93 basis point increase in the gross yield on the MBS portfolio to 6.09% for the second quarter of 2007 from 5.16% for the second quarter of 2006 and, to a lesser extent, a 26 basis point reduction in the cost of net premium amortization to 50 basis points for the second quarter of 2007 from 76 basis points for the second quarter of 2006. The decrease in the cost of our premium amortization during the second quarter of 2007 reflects a decrease in the average purchase premium on our MBS portfolio and a decrease to 22.5% in the CPR experienced on our portfolio for the quarter ended June 30, 2007 from a CPR of 26.1% for the second quarter of 2006. Our net purchase premium as a percentage of the current face (or par value) of our MBS was 1.3% and 1.9% at June 30, 2007 and June 30, 2006, respectively.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Stated Coupon	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
June 30, 2007	6.09%	(0.50)%	(0.19)%	5.40%
March 31, 2007	6.11	(0.55)	(0.21)	5.35
December 31, 2006	6.04	(0.64)	(0.22)	5.18
September 30, 2006	5.74	(0.70)	(0.21)	4.83
June 30, 2006	5.16	(0.76)	(0.19)	4.21

Interest income from our short-term cash investments, comprised of money market/sweep accounts, increased by $94,000 to $634,000 for the second quarter of 2007 from $540,000 for the second quarter of 2006. Our cash investments yielded 4.97% for the second quarter of 2007 compared to 4.58% for the second quarter of 2006, reflecting market increases in short-term interest rates. Our average investment in short-term cash investments was $51.2 million for the second quarter of 2007 compared to $47.3 million for the second quarter of 2006. In general, we manage our short-term cash investments relative to our investing, financing and operating requirements and investment opportunities.

Our interest expense for the second quarter of 2007 increased by $39.5 million to $78.3 million, from $38.8 million for the second quarter of 2006. This increase in interest expense for the second quarter of 2007 reflects a 95 basis point increase in the cost of our borrowings to 5.19% for the second quarter of 2007 from 4.24% for the second quarter of 2006, reflecting the increase in short-term market interest rates. In addition, our average liability under repurchase agreements for the second quarter of 2007 increased by $2.378 billion, or 64.8%, to $6.051 billion from $3.673 billion for the second quarter of 2006, reflecting our use of leverage to increase the size of our investment portfolio. During the first six months of 2006, we had strategically reduced and maintained lower leverage in response to what we viewed as negative investment environment for us.

Our Hedging Instruments increase or decrease our interest expense depending on the rate specified in such instruments. Our Hedging Instruments decreased the cost of our borrowings by $2.2 million, or 15 basis points, during the second quarter of 2007, while such instruments decreased the cost of our borrowings by $1.5 million, or 17 basis points, for the second quarter of 2006. (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.) Our Hedging Instruments, comprised entirely of Swaps at June 30, 2007, can be expected to result in interest savings in a rising interest rate environment; conversely, in a declining interest rate environment, our Swaps would result in us paying the stated fixed swap rate on each of our instruments, which could be higher than the market rate.

The following table presents certain quarterly information about our average interest earning assets and interest bearing liabilities, interest income and expense, yields, cost of funds and net interest income for the quarters presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
June 30, 2007	$6,696,979	$90,341	$51,160	$91,026	5.39%	$6,051,209	$78,348	5.19%	$12,678
March 31, 2007	6,300,491	84,341	34,443	84,795	5.35	5,647,700	72,260	5.19	12,535
December 31, 2006	5,469,461	70,836	52,412	71,480	5.18	4,833,897	62,114	5.10	9,366
September 30, 2006	3,899,728	47,061	39,240	47,532	4.83	3,245,774	38,205	4.67	9,327
June 30, 2006	4,337,887	45,645	47,266	46,185	4.21	3,672,905	38,818	4.24	7,367

(1) Unrealized gains and loses are not reflected in the average amortized cost of MBS.

For the quarter ended June 30, 2007, our net interest income increased by $5.3 million, to $12.7 million, from $7.4 million for the quarter ended June 30, 2006. This increase in net interest income can be attributed primarily to the higher yield earned on our assets before the impact of leverage, the increased size of our MBS portfolio, and the improved spread earned during the second quarter of 2007.

The following table presents quarterly information regarding our net interest spread and net interest margin for the quarters presented.

For the Quarter Ended	Net Interest Spread	Net Interest Margin
June 30, 2007	0.20%	0.74%
March 31, 2007	0.16	0.73
December 31, 2006	0.08	0.72
September 30, 2006	0.16	0.98
June 30, 2006	(0.03)	0.66

For the quarter ended June 30, 2007, we earned net other operating income of $582,000 compared to net operating losses of $24.2 million for the quarter ended June 30, 2006. The second quarter of 2006 other operating losses included a net loss of $24.7 million realized on the sale of $1.035 billion of MBS. We sold MBS in the aggregate of $1.823 billion during the first six months of 2006 that had certain repricing and prepayment characteristics. Our revenue from operations of real estate and miscellaneous other income, which is primarily comprised of advisory fees, are not expected to be material to our future results of operations. (See Note 5b to the accompanying consolidated financial statements, included under Item 1.)

For the second quarter of 2007, we had operating and other expense of $3.1 million, including real estate operating expenses and mortgage interest totaling $429,000 attributable to our one remaining real estate investment.

For the second quarter of 2007, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $2.7 million, or 0.16% of average assets, compared to $2.5 million, or 0.23% of average assets, for the second quarter of 2006. This improvement in our efficiency was the direct result of the increased size of our MBS portfolio through the use of additional leverage and the investment and leveraging of new equity capital. Other general and administrative expenses, which were $1.2 million for the second quarter of 2007 compared to $961,000 for the second quarter of 2006, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. Our operating expense for the second quarter of 2007 reflects the cost of our additional office space and the renewal our existing leases at our headquarters at current market rates.

For the quarter ended June 30, 2006, the net loss of $56,000 from discontinued operations reflects the reclassification of the net results of operations for Cameron which was sold during the fourth quarter of 2006. (See Note 2(g) to the accompanying consolidated financial statements, included under Item 1.)

Six-Month Period Ended June 30, 2007 Compared to the Six-Month Period Ended June 30, 2006

For the six months ended June 30, 2007, we had net income available to our common stockholders of $15.9 million, or $0.20 per common share. For the six months ended June 30, 2006, we had a net loss of $8.9 million, or $(0.11) per common share. The loss we experienced for the six months ended June 30, 2006 primarily reflects net losses of $23.1 million realized on the sale of MBS and was partially offset by $4.6 million of income from discontinued operations.

Our interest income for the six months ended June 30, 2007 increased by $75.6 million, or 75.5%, to $175.8 million compared to $100.2 million earned during the first six months of 2006. This increase in interest income primarily reflects the growth in the size of, and the increase in the yield earned on, our MBS portfolio. Excluding changes in market values, we increased our average MBS portfolio by $1.695 billion, or 35.3%, to $6.500 billion for the first six months of 2007 from $4.805 billion for the first six months of 2006. In addition, the yield earned on our MBS portfolio increased by 126 basis points, to 5.38% for the first six months of 2007 from 4.12% for the first six months of 2006. The increase in the net yield primarily reflects a 110 basis point increase in the gross yield on the MBS portfolio to 6.10% for the first six months of 2007 from 5.00% for the first six months of 2006 and, to a lesser extent, a 17 basis point reduction in the cost of net premium amortization to 53 basis points for the first six months of 2007 from 70 basis points for the comparable 2006 period. The decrease in the cost of our premium amortization during the first six months of 2007 reflects a decrease in the average purchase premium on our MBS portfolio and a decrease to 23.1% in the CPR experienced on our portfolio for the six months ended June 30, 2007 from a CPR of 25.1% for the first six months of 2006. Our net purchase premium as a percentage of the current face (or par value) of our MBS was 1.3% and 1.9% at June 30, 2007 and June 30, 2006, respectively.

Interest income from our short-term cash investments, comprised of money market/sweep accounts, decreased by $124,000 to $1.1 million for the first six months of 2007 from $1.2 million for the first six months of 2006. Our average investment in short-term cash investments decreased to $42.8 million for the first six months of 2007 compared to $54.2 million for the first six months of 2006 reflecting the growth in size of our investment portfolio, using available funds and leverage. Our cash investments yielded 5.09% for the first six months of 2007, compared to 4.49% for first six months of 2006, reflecting market increases in short-term interest rates. In general, we manage our short-term cash investments relative to our investing, financing and operating requirements and investment opportunities.

Our interest expense for the first six months of 2007 increased by $69.0 million, or 84.6%, to $150.6 million, from $81.6 million for the first six months of 2006. This increase in interest expense for the first six months of 2007 reflects an increase in the amount of our borrowings and the interest rates incurred on such borrowings. We experienced a 121 basis point increase in the cost of our borrowings to 5.19% for the first six months of 2007, from 3.98% for the first six months of 2006, reflecting the increase in short-term market interest rates. Our average liability under repurchase agreements for the first six months of 2007 increased by 41.4% to $5.851 billion, from $4.137 billion for the first six months of 2006, primarily reflecting an increase in our leverage and leveraging of new equity capital to fund the growth in our investment portfolio. Our Hedging Instruments decreased the cost of our repurchase agreements by $3.9 million, or 13 basis points, during the first six months of 2007 and decreased the cost of our repurchase agreements by $2.5 million, or 12 basis points, during the first six months of 2006. (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.)

For the six months ended June 30, 2007, our net interest income increased by $6.6 million, or 35.7%, to $25.2 million, from $18.6 million for the first six months of 2006. This increase can be attributed primarily to the higher yield earned on our assets before the impact of leverage, an increase in our leverage and the slight improvement to our spread for the first six months of 2007 compared to the first six months of 2006. Our net interest spread and margin were 0.18% and 0.73%, respectively, for the six months ended June 30, 2007, compared to 0.15% and 0.74%, respectively, for the first six months of 2006.

For the first six months of 2007, we earned net other income of $1.1 million compared to a net other loss of $21.9 million for the first six months of 2006. Our net other loss for the first six months of 2006 was comprised primarily of a net loss of $23.1 million on sales of MBS, as a result of the repositioning of our MBS portfolio. Our one remaining real estate investment generated revenue of $826,000 and $770,000 for the first six months of 2007 and 2006, respectively. Our revenue from operations of real estate and miscellaneous other income, which is primarily comprised of advisory fees, are not expected to be material to our future results of operations. (See Note 5b to the accompanying consolidated financial statements, included under Item 1.)

During the first six months of 2007, we had operating and other expenses of $6.3 million, including real estate operating expenses and mortgage interest totaling $849,000 attributable to our one remaining real estate investment. For the first six months of 2007, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $5.4 million, or 0.17% of average assets, compared to $5.2 million, or 0.21% of average assets, for the first six months of 2006. Our expenses as a percentage of average assets decreased, as we increased our average assets for the first six months of 2007, compared to the first six months of 2006. Our asset growth was achieved by increasing our use of leverage on existing equity capital and leveraging newly raised equity capital. Other general and administrative expenses, which were $2.4 million for the first six months of 2007 compared to $2.1 million for the first six months of 2006, are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

We had no discontinued operations for the first six months of 2007, while we reported income of $4.6 million from discontinued operations, or $0.06 per common share for the first six months of 2006. Discontinued operations for the first six months of 2006 was primarily comprised of a first quarter gain of $4.7 million on the sale of Greenhouse, and the reported net loss of $133,000 from the operations for Greenhouse (which was sold during the first quarter of 2006) and Cameron (which was sold during the fourth quarter of 2006,) on a net basis. (See Note 2(g) to the accompanying consolidated financial statements, included under Item 1.)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and, depending on market opportunities, proceeds from capital market transactions. We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS, make dividend payments on our capital stock, fund our operations and to make other investments that we consider appropriate. In addition, based upon market conditions, we may use cash to repurchase shares of our common stock pursuant to our Repurchase Program.

Borrowings under our repurchase agreements were $6.379 billion at June 30, 2007 compared to $5.723 billion at December 31, 2006. During the six months ended June 30, 2007, we increased the amount of our borrowings as we increased the size of our MBS portfolio. Our debt-to-equity ratio increased to 9.1 to 1 at June 30, 2007, compared to 8.4 to 1 at December 31, 2006. At June 30, 2007, we continued to have available capacity under our repurchase agreement credit limits. At June 30, 2007, our repurchase agreements had a weighted average borrowing rate of 5.28%, on loan balances of between $759,000 and $115.8 million.

During the six months ended June 30, 2007, we paid cash dividends of $4.1 million on our preferred stock and $11.5 million on our common stock. On July 2, 2007, we declared our second quarter 2007 dividend on our common stock, which totaled $7.6 million and was paid on July 31, 2007 to stockholders of record on July 13, 2007.

We employ a diverse capital raising strategy under which we may issue our capital stock. During the first six months of 2007, we issued 2,206,000 shares of common stock pursuant to the CEO Program raising net proceeds of $16,388,906 and issued 7,618 shares of common stock pursuant to the DRSPP raising net proceeds of $55,852. At June 30, 2007, we had an aggregate of $224,566,399 available under our two effective shelf registration statements on Form S-3 and 9,506,565 shares of common stock remained available for issuance pursuant to our DRSPP shelf registration. We may, as market conditions permit, issue additional shares of common stock and/or preferred stock pursuant to these registration statements.

To the extent we raise additional equity capital from future capital market transactions, we currently anticipate using the net proceeds to purchase additional MBS or other securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. We may also acquire additional interests in residential ARMs and/or other investments consistent with our investment strategies and operating policies. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

In order to reduce our interest rate risk exposure, we may enter into derivative financial instruments, such as Swaps and Caps. Our Swaps are designated as cash-flow hedges against a portion of our current and anticipated LIBOR-based repurchase agreements. During the six months ended June 30, 2007, we entered into 43 new Swaps with an aggregate notional amount of $1.580 billion, which have a weighted average fixed pay rate of 5.04%. During the six months ended June 30, 2007, we had Swaps with an aggregate notional amount of $391.8 million expire and terminated one Swap with a notional amount of $43.7 million realizing a gain of $176,000. We paid a weighted average fixed rate of 4.98% on our Swaps and received a variable rate of 5.33% during the six months ended June 30, 2007. At June 30, 2007, we had 74 Swaps with an aggregate notional amount of $2.954 billion. Our Swaps resulted in a net reduction of interest expense of $3.8 million, or 13 basis points, for the six months ended June 30, 2007. During the six months ended June 30, 2007, we had Caps with $150.0 million notional amount expire and did not purchase any Caps as we expanded our use of Swaps to hedge our interest rate exposure. During the six months ended June 30, 2007, we received payments of approximately $327,000 on our Caps and had $278,000 of Cap premium amortization. At June 30, 2007, we had no Caps remaining. (See Note 4 to the accompanying consolidated financial statements, included under Item 1.)

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

Through June 30, 2007, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral. At June 30, 2007, we had MBS with a fair value of $280.6 million that were not pledged as collateral and $54.3 million of cash. We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due and to fund dividends we declare as well as to actively pursue our investment strategies. However, should market interest rates and/or prepayment speeds on our MBS suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

OTHER MATTERS

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2006 and this quarterly report on Form 10-Q for the quarter ended June 30, 2007. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of June 30, 2007, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our interest rate, market value, liquidity, prepayment and credit risks, which are inherent in all financial institutions, in a prudent manner designed to insure our longevity while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock. While we do not seek to avoid risk, we seek to: assume risk that can be quantified from historical experience, and actively manage such risk; earn sufficient returns to justify the taking of such risks; and, maintain capital levels consistent with the risks that we undertake.

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis. We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates. In measuring our assets-to-borrowings repricing gap (or Repricing Gap), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of Swaps. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities. Over the last two years, on a quarterly basis, ending with June 30, 2007, the monthly CPR on our MBS portfolio ranged from a low of 22.5% to a high of 34.9%, with an average quarterly CPR of 27.1%.

The following table presents information at June 30, 2007 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR and 25% CPR.

CPR	Estimated Months to Asset Reset	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0%(2)	49	18	31
15%	33	18	15
25%	25	18	7

(1) Reflects the effect of our Hedging Instruments.
(2) Reflects contractual maturities, which does not consider any prepayments.

At June 30, 2007, our financing obligations under repurchase agreements had remaining contractual terms of three years or less, which does not reflect the impact of Swaps. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

The interest rates for most of our adjustable-rate assets are primarily dependent on LIBOR, the one-year constant maturity treasury (or CMT) rate, or the 12-month CMT moving average (or MTA), while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At June 30, 2007, we had 79.9% of our ARM-MBS repricing from LIBOR (of which 65.2% was repriced based on 12-month LIBOR, 14.7% on six-month LIBOR and 0.02% on one-month LIBOR), 11.9% repricing from the one-year CMT index, 7.5% repricing from MTA and 0.7% repricing from the 11th District Cost of Funds Index (or COFI).

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

As part of our overall interest rate risk management strategy, we periodically use Hedging Instruments to mitigate the impact of significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Our interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing derivatives. Our Hedging Instruments are intended to serve as a hedge against future interest rate increases on our repurchase agreements. At June 30, 2007, we had Swaps with a notional amount of $2.954 billion, all of which were active. During the six months ended June 30, 2007, we received or were due payments of $3.8 million related to our Swaps and approximately $327,000 from one counterparty on a Cap, which expired during the quarter, such that we had no Caps remaining at June 30, 2007.

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results. At June 30, 2007, we had a negative gap in our less than three month category. The following gap analysis is prepared assuming a 25% CPR; however, actual future prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indexes applicable to our assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive. The notional amount of the Swaps is presented in the following table, as they impact the cost of a portion of our repurchase agreements. In addition, while the fair value of our Hedging Instruments are reflected in our consolidated balance sheets, the notional amounts are not.

The following table presents our interest rate risk using the gap methodology applying a 25% CPR on MBS at June 30, 2007.

	Gap Table
	At June 30, 2007
(In Thousands)	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total
Interest-Earning Assets:
ARM-MBS	$1,321,234	$1,516,794	$1,093,573	$945,336	$2,117,307	$6,994,244
Income notes	—	—	—	—	1,890	1,890
Cash	54,329	—	—	—	—	54,329
Total interest-earning assets	$1,375,563	$1,516,794	$1,093,573	$945,336	$2,119,197	$7,050,463

Interest-Bearing Liabilities:
Repurchase agreements	$4,551,600	$482,300	$1,077,585	$268,000	$—	$6,379,485
Mortgage loans	—	—	—	—	9,532	9,532
Total interest-bearing liabilities	$4,551,600	$482,300	$1,077,585	$268,000	$9,532	$6,389,017

Gap before Hedging Instruments	$(3,176,037)	$1,034,494	$15,988	$677,336	$2,109,665	$661,446
Swaps, notional amount	2,954,102	(50,000)	—	(662,480)	(2,241,622)	—
Cumulative Difference Between Interest-Earnings Assets and Interest Bearing Liabilities after Hedging Instruments	$(221,935)	$762,559	$778,547	$793,403	$661,446	$—

MARKET VALUE RISK

All of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of stockholders’ equity. (See Note 8 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at June 30, 2007, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of our MBS are generally not credit-related. At June 30, 2007, we held $13.5 million of investment securities that were rated below AAA, of which $6.1 million were non-rated securities. Accordingly, to a limited extent, we are exposed to credit-related market value risk. Generally, in a rising interest rate environment, the estimated fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional collateral or cash due to such decline. If such margin calls were not met, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, resulting in a loss to us. In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”, as was applied during the first half of 2006. Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Further, such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.

LIQUIDITY RISK

The primary liquidity risk for us arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

Our assets which are pledged to secure repurchase agreements are typically high-quality, liquid assets. As a result, we have not had difficulty rolling over (i.e., renewing) these agreements as they mature. However, we cannot assure that we will always be able to roll over our repurchase agreements. At June 30, 2007, we had cash and cash equivalents of $54.3 million and unpledged securities of $280.6 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should market interest rates and/or prepayment speeds on the mortgage loans underlying our MBS suddenly increase, margin calls relating to our repurchase agreements could increase, causing an adverse change to our liquidity position.

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

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date. Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP. At June 30, 2007, the gross premium for ARM-MBS for financial accounting purposes was $92.3 million (1.3% of the principal balance of MBS); while the gross premium for income tax purposes was estimated at $89.1 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next 12 months based on the assets in our investment portfolio on June 30, 2007. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+1.00%	(18.17%)	(1.34%)
+0.50%	(8.22%)	(0.56%)
–0.50%	5.27%	0.35%
–1.00%	8.51%	0.48%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2007. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the table.

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

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.91 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.86). The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge certain of our repurchase agreements. Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2007, we held our 2007 Annual Meeting of Stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing three Class III directors to serve on the Board until our 2010 Annual Meeting of Stockholders; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The total number of shares of common stock entitled to vote at the Meeting was 80,750,993, of which 73,468,399 shares, or 90.98%, were present in person or by proxy.

The following presents the results of the election of directors:

Name of Class III Nominees	For	Withheld
Stewart Zimmerman	69,338,223	4,130,176
James A. Brodsky	72,558,988	909,411
Alan L. Gosule	69,969,151	3,499,248

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for Stephen R. Blank, Edison C. Buchanan, Michael L. Dahir and George H. Krauss, our Class I and Class II directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by stockholders with 73,243,456 votes “For,” 107,243 votes “Against” and 117,700 votes “Abstained.”

Further information regarding the proposals is contained in our Proxy Statement, dated April 9, 2007.

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

Date: July 31, 2007	MFA MORTGAGE INVESTMENTS, INC.
By:/s/ Stewart Zimmerman Stewart Zimmerman President and Chief Executive Officer

By:/s/ William S. Gorin William S. Gorin Executive Vice President Chief Financial Officer (Principal Financial Officer)

By:/s/ Teresa D. Covello Teresa D. Covello Senior Vice President Chief Accounting Officer and Treasurer (Principal Accounting Officer)