Form 10-Q
period 2007-09-30
MFA MORTGAGE INVESTMENTS
filed 2007-11-01
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

104,641,121 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 30, 2007.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
(In Thousands, Except Per Share Amounts)	(Unaudited)

Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged MBS of $6,669,508 and $6,065,021 at September 30, 2007 and December 31, 2006, respectively) (Notes 3 and 6)	$6,875,047	$6,340,668
Income notes (Note 3)	1,643	—
Cash and cash equivalents	206,395	47,200
Accrued interest receivable	36,012	33,182
Interest rate cap agreements (“Caps”), at fair value (Note 4)	—	361
Swap agreements (“Swaps”), at fair value (Note 4)	455	2,412
Real estate, net (Note 5)	11,685	11,789
Goodwill	7,189	7,189
Prepaid and other assets	1,666	1,166
Total Assets	$7,140,092	$6,443,967

Liabilities:
Repurchase agreements (Note 6)	$6,313,949	$5,722,711
Accrued interest payable	18,747	23,164
Mortgage payable on real estate (Note 5)	9,497	9,606
Swaps, at fair value (Note 4)	27,892	1,893
Dividends payable	—	4,899
Accrued expenses and other liabilities	4,168	3,136
Total Liabilities	6,374,253	5,765,409

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at September 30, 2007 and December 31, 2006 ($96,000 aggregate liquidation preference) (Note 8)	38	38
Common stock, $.01 par value; 370,000 shares authorized; 96,591 and 80,695 issued and outstanding at September 30, 2007 and December 31, 2006, respectively (Note 8)	966	807
Additional paid-in capital, in excess of par	887,593	776,743
Accumulated deficit	(79,272)	(68,637)
Accumulated other comprehensive loss (Note 10)	(43,486)	(30,393)
Total Stockholders’ Equity	765,839	678,558
Total Liabilities and Stockholders’ Equity	$7,140,092	$6,443,967

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2007	2006	2007	2006
	(Unaudited)
Interest Income:
MBS income (Note 3)	$95,540	$47,061	$270,222	$146,035
Interest income on short-term cash investments	1,126	471	2,208	1,677
Interest income on income notes	50	—	107	—
Interest Income	96,716	47,532	272,537	147,712

Interest Expense	81,816	38,205	232,424	119,808

Net Interest Income	14,900	9,327	40,113	27,904
Other Income:
Net (loss) gain on sale of MBS (Note 3)	(22,027)	36	(22,140)	(23,113)
Revenue from operations of real estate (Note 5)	405	390	1,231	1,160
Net loss on termination of Swaps (Note 4)	(560)	—	(384)	—
Miscellaneous other income, net	103	143	327	587
Other Income (Loss)	(22,079)	569	(20,966)	(21,366)
Operating and Other Expense:
Compensation and benefits	1,819	1,446	4,840	4,534
Real estate operating expense and mortgage interest	451	430	1,300	1,248
Other general and administrative	1,241	942	3,669	3,020
Operating and Other Expense	3,511	2,818	9,809	8,802

Income (Loss) from Continuing Operations	(10,690)	7,078	9,338	(2,264)

Discontinued Operations: (Note 5)
Loss from discontinued operations, net	—	(1)	—	(134)
Mortgage prepayment penalty	—	—	—	(135)
Gain on sale of real estate, net of tax	257	—	257	4,840
Income (Loss) from Discontinued Operations	257	(1)	257	4,571

Income (Loss) Before Preferred Stock Dividends	(10,433)	7,077	9,595	2,307
Less: Preferred Stock Dividends	2,040	2,040	6,120	6,120
Net Income (Loss) to Common Stockholders	$(12,473)	$5,037	$3,475	$(3,813)

Earnings (loss) Per Share of Common Stock: (Note 9)
(Loss) earnings from continuing operations — basic and diluted	$(0.15)	$0.06	$0.04	$(0.11)
Earnings from discontinued operations — basic and diluted	—	—	—	0.06
(Loss) earnings per share — basic and diluted	$(0.15)	$0.06	$0.04	$(0.05)

Dividends declared per share of common stock (Note 8b)	$0.09	$0.05	$0.17	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007
(In Thousands, Except Per Share Amounts)	(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per share:
Balance at September 30, 2007 and December 31, 2006 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2006 (80,695 shares)	807
Issuance of common stock (15,896 shares)	159
Balance at September 30, 2007 (96,591 shares)	966

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2006	776,743
Issuance of common stock	110,610
Share-based compensation expense	240
Balance at September 30, 2007	887,593

Accumulated Deficit:
Balance at December 31, 2006	(68,637)
Net income	9,595
Dividends on common stock	(13,948)
Dividends on preferred stock	(6,120)
Payments on dividend equivalent rights (“DERs”)	(162)
Balance at September 30, 2007	(79,272)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2006	(30,393)
Unrealized gains on investment securities, net	14,946
Unrealized losses on Caps, net	(83)
Unrealized losses on Swaps, net	(27,956)
Balance at September 30, 2007	(43,486)

Total Stockholders’ Equity at September 30, 2007	$765,839

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
(In Thousands)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$9,595	$2,307
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	22,143	25,245
Gains on sale of MBS	(3)	(2,132)
Losses on termination of Swaps	627	—
Gain on termination of Swaps	(243)	—
Amortization of purchase premiums on MBS, net of accretion of discounts	22,780	22,500
Amortization of premium cost for Caps	278	1,307
(Increase)/decrease in interest receivable	(2,830)	83
Depreciation and amortization on real estate, including discontinued operations	315	466
Increase in other assets and other	(379)	(1,048)
Increase (decrease) increase in accrued expenses and other liabilities	1,188	(1,888)
Decrease in accrued interest payable	(4,417)	(26,619)
Gain on sale of real estate included in discontinued operations	(257)	(6,660)
Share-based compensation expense	240	360
Negative amortization on investment securities	(266)	(1,614)
Net cash provided by operating activities	48,771	12,307
Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	1,384,417	1,174,731
Proceeds from sale of MBS	705,723	1,843,659
Purchases of MBS and other investment securities	(2,655,870)	(1,914,453)
Proceeds from sale of real estate	—	15,958
Additions to leasehold improvements	(231)	—
Net cash (used by) provided by investing activities	(565,961)	1,119,895
Cash Flows From Financing Activities:
Principal payments on repurchase agreements	(30,175,629)	(15,402,927)
Proceeds from borrowings under repurchase agreements	30,766,867	14,289,485
Proceeds from terminations of Swaps	243	—
Payments for terminations of Swaps	(627)	—
Proceeds from issuance of common stock	110,769	100
Dividends paid on preferred stock	(6,120)	(6,120)
Common stock repurchased	—	(5,697)
Dividends paid on common stock and DERs	(19,009)	(12,072)
Principal payments on and satisfaction of mortgages, including discontinued operations	(109)	(6,129)
Net cash provided by (used by) financing activities	676,385	(1,143,360)

Net increase (decrease) in cash and cash equivalents	159,195	(11,158)
Cash and cash equivalents at beginning of period	47,200	64,301
Cash and cash equivalents at end of period	$206,395	$53,143

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2007	2006	2007	2006
	(Unaudited)
Net income/(loss) before preferred stock dividends	$(10,433)	$7,077	$9,595	$2,307
Other Comprehensive Income:
Unrealized gain on investment securities arising during the period, net	17,841	25,158	4,071	15,100
Reclassification adjustment for net losses included in net income	11,757	—	10,875	24,568
Unrealized losses on Caps arising during the period, net	—	(544)	(83)	(187)
Unrealized losses on Swaps arising during the period, net	(42,461)	(2,738)	(27,956)	(3,507)
Comprehensive (loss)/ income before preferred stock dividends	(23,296)	28,953	(3,498)	38,281
Dividends on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Comprehensive (Loss)/Income to common stockholders	$(25,336)	$26,913	$(9,618)	$32,161

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

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that these disclosures are adequate to make the information presented therein not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2007 and results of operations for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2007 should not be construed as indicative of the results to be expected for the full year.

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

(b) MBS/Investment Securities

The Company’s investment securities are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”), or are rated AAA by at least one nationally recognized rating agency. Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually. To a lesser extent, the Company also holds investments in non-Agency MBS, mortgage-related securities and other investments that are rated below AAA. At September 30, 2007, the Company held securities with a carrying value of $11.1 million rated below AAA, including unrated investment securities.

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition. All of the Company’s investment securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of Stockholders’ Equity. The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities. Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income to earnings as a realized gain or loss using the specific identification method. (See Note 3.)

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with Agency MBS and MBS rated AAA are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Certain of the Agency MBS owned by the Company contractually provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received from the underlying mortgages. The Company

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) as the interest shortfall is guaranteed by the issuing agency.

Interest income on the Company’s securities rated below AAA, including unrated securities, is recognized in accordance with Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment is recognized as interest income under the effective yield method. The Company reviews and makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on such securities. Certain of these securities rated below AAA were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses under various economic environments. The initial credit protection (i.e., discount) of these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit protection may be accreted into interest income over time. Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and a corresponding write down of such security to a new cost basis could result. The Company did not have any impairment charges against such investments during the three or nine months ended September 30, 2007 and September 30, 2006.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and investments in overnight money market funds, all of which have original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

(d) Other-Than-Temporary Impairment/Credit Risk

The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of hybrid and adjustable-rate MBS that are either (i) issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or (ii) rated in one of the two highest rating categories by at least one nationally recognized rating agency. The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS; (ii) residential mortgage loans; (iii) collateralized debt obligations and other related securities; (iv) real estate; (v) securities issued by REITs, limited partnerships and closed-end funds; (vi) high-yield corporate securities and other fixed income instruments (corporate or government); and (vii) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof. At September 30, 2007, 88.6% of the Company’s assets consisted of Agency MBS and related receivables, 8.1% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 2.9% were cash and cash equivalents; combined these assets comprised 99.6% of the Company’s total assets.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. The Company had no other-than-temporarily impaired MBS at September 30, 2007 and did not recognize any impairment charges against its MBS portfolio during the nine months ended September 30, 2007 and September 30, 2006.

(e) Goodwill

The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired. FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances. At September 30, 2007 and December 31, 2006, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of the common stock issued over the fair value of net assets acquired in connection with its formation in 1998. Goodwill is tested for impairment at least annually at the entity level. Through September 30, 2007, the Company had not recognized any impairment against its goodwill.

(f) Real Estate

At September 30, 2007, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand Place”), which is consolidated with the Company. This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). (See Note 5.)

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

During the first quarter of 2006, the Company sold its 100% indirect membership interest in Greenhouse Holdings, LLC (“Greenhouse”), which held a 128-unit multi-family apartment building in Omaha, Nebraska known as “The Greenhouse”. The transaction resulted in a gain of $4.8 million net of selling costs and a built-in gains tax of $1.8 million. In addition, a $135,000 mortgage prepayment penalty was incurred on the satisfaction of the mortgage secured by such property. Prior to the quarter in which the sale of Greenhouse occurred, there was no definitive plan to sell such property. During the third quarter of 2007, the Company recognized income of $257,000 related to a reduction of the $1.8 million of built-in-gains taxes previously recognized on the sale of Greenhouse.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h) Repurchase Agreements

The Company finances the acquisition of its MBS through repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender. With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS. In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to increases in market interest rates or other market conditions. Through September 30, 2007, the Company had satisfied all of its margin calls. (See Note 6.)

Original terms to maturity of the Company’s repurchase agreements range from one month to 60 months. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with institutions whose long-term debt rating is single A or better or, if applicable, whose parent or holding company is rated single A or better (“Qualifying Institutions”) as determined by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (collectively, the “Rating Agencies”), where applicable. If the minimum criterion is not met, the Company will not enter into repurchase agreements with a lender without the specific approval of the Board. In the event an existing lender is downgraded below single A, the Company will seek the approval of the Board before entering into additional repurchase agreements with that lender. The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity. At September 30, 2007, the Company had outstanding balances under repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral including accrued interest on such securities) to a single lender of $54.8 million.

Prior to the first quarter of 2006, the Company had, in some cases, purchased MBS from a counterparty and subsequently financed the acquisition of such MBS through repurchase agreements, which financing was also collateralized by such MBS, with the same counterparty (a “Same Party Transaction”). The Company recorded the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities on its consolidated balance sheets, with changes in the fair value of these MBS recorded in other comprehensive income, a component of stockholders’ equity. The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements were reported gross on the Company’s consolidated statements of income.

In June 2007, the FASB discussed proposed FASB Staff Position (“FSP”) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which addresses Same Party Transactions. Among other things, the FASB tentatively determined that: (1) the FSP should be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and that earlier application should not be permitted; (2) the guidance should be applied to existing repurchase financings as of the beginning of the fiscal year in which the FSP is initially applied as a cumulative effect adjustment; and (3) the cumulative effect of the change in accounting principle should be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The FASB issued the proposed FSP in July 2007 and comments were due by September 14, 2007. Based on the FASB’s tentative position, the Company does not expect that the issuance of the FSP will have any impact on its prior financial statements. At September 30, 2007, the Company had no Same Party Transactions.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(j) Comprehensive Income/Loss

Comprehensive income/(loss) for the Company includes net income/(loss) and the change in net unrealized gains/(losses) on investment securities and derivative instruments. (See Note 10.)

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

Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired from a C corporation during the ten-year period following the initial acquisition of such asset. Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gains at the time the asset was acquired from the non-REIT C corporation. During the first quarter of 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of Greenhouse, which, net of such tax and selling expenses, resulted in a gain of $4.8 million. During the quarter ended September 30, 2007, the Company recognized income of $257,000 related to a reduction of the $1.8 million of built-in gains tax previously recognized on the sale of Greenhouse. (See Note 5.)

(l) Derivative Financial Instruments/Hedging Activity

The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of Swaps and Caps (collectively, “Hedging Instruments”). The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as effective and is transferred from other comprehensive income to earnings as the hedged liability affects earnings. The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter. To date, except for gains and losses realized on Swaps terminated early, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. In order to limit credit risk

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

associated with the counterparties to derivative instruments, the Company’s policy is to enter into derivative contracts with Qualifying Institutions. (See Note 4.)

Interest Rate Swaps

No cost is incurred by the Company at the inception of a Swap; however, in certain cases, the Company is required to pledge cash or securities equal to a specified percentage of the notional amount of the Swap to the counterparty as collateral. When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”). The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its borrowings.

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

Realized gains and losses resulting from the termination of a Swap are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. The gain or loss from a terminated Swap remains in accumulated other comprehensive income until the forecasted interest payments affect earnings. However, if it is probable that the forecasted interest payments will not occur, then the entire gain or loss is recognized through earnings.

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

(m) Adoption of New Accounting Standards

On January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 did not have an impact on the Company’s financial statements.

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for the Company commencing January 1, 2008 on a prospective basis, as the Company did not elect to early adopt FAS 159. A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial statements.

In April 2007, the FASB issued FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company is currently evaluating the impact that the adoption of FIN 39-1 will have on its consolidated financial statements.

In May 2007, the FASB issued FIN No. 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FIN 46(R)-7”). FIN 46(R)-7 amends the scope of the exception to FIN 46(R), “Consolidation of Variable-Interest Entities (revised December 2003) — an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46(R)”) to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, (the “Guide”) are not subject to consolidation under FIN 46(R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of FIN 46(R)-7 will have on its consolidated financial statements.

In June 2007, the AICPA issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) which provides guidance for determining whether an entity is within the scope of the Guide. On October 17, 2007, FASB decided to issue a proposed FSP that would indefinitely defer the effective date of SOP 07-1 and that early adoption of SOP 07-1 will not be permitted during such deferral period.

(o) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Investment Securities

At September 30, 2007 and December 31, 2006, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS, which are primarily comprised of Agency MBS and non-Agency MBS that are rated AAA by one or more of the Rating Agencies. The following tables present certain information about the Company’s investment securities at September 30, 2007 and December 31, 2006.

	September 30, 2007
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae Certificates	$5,825,551	$76,380	$(695)	$5,901,236	$5,895,812	$9,648	$(15,072)	$(5,424)
Ginnie Mae Certificates	193,939	3,585	—	197,524	194,372	11	(3,163)	(3,152)
Freddie Mac Certificates	191,265	3,864	—	200,726	199,473	88	(1,341)	(1,253)
Non-Agency MBS:
AAA rated	581,834	2,427	(2,077)	582,184	575,960	—	(6,224)	(6,224)
AA rated	1,833	—	—	1,833	1,826	—	(7)	(7)
Single A & A- rated	1,283	—	(5)	1,278	1,273	—	(5)	(5)
BBB and BBB- rated	1,102	—	(2)	1,100	1,102	9	(7)	2
BB and below rated	2,009	—	—	2,009	2,161	152	—	152
Unrated	2,935	—	—	2,935	3,068	133	—	133
Total MBS	$6,801,751	$86,256	$(2,779)	$6,890,825	$6,875,047	$10,041	$(25,819)	$(15,778)
Income notes, unrated:	1,934	—	(20)	1,914	1,643	—	(271)	(271)
Total	$6,803,685	$86,256	$(2,799)	$6,892,739	$6,876,690	$10,041	$(26,090)	$(16,049)

	December 31, 2006
	Principal/ Current Face	Purchase Premiums	Purchase Discounts	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae Certificates	$5,421,923	$84,146	$—	$5,506,189	$5,482,112	$2,116	$(26,193)	$(24,077)
Ginnie Mae Certificates	301,813	5,659	—	307,472	304,826	173	(2,819)	(2,646)
Freddie Mac Certificates	285,059	5,849	—	301,016	299,505	50	(1,561)	(1,511)
Non-Agency MBS:
AAA rated	229,030	3,184	—	237,805	234,275	—	(3,530)	(3,530)
AA rated	2,253	—	—	2,253	2,218	—	(35)	(35)
Single A & A- rated	3,041	—	(12)	3,029	3,014	—	(15)	(15)
BBB and BBB- rated	9,024	—	(17)	9,007	8,972	—	(35)	(35)
BB and below rated	2,150	—	(10)	2,140	2,255	115	—	115
Unrated	2,754	—	(2)	2,752	3,491	739	—	739
Total	$6,257,047	$98,838	$(41)	$6,371,663	$6,340,668	$3,193	$(34,188)	$(30,995)

(1) Includes principal payments receivable, which is not included in the Principal/Current Face.

(2) Based upon Standard & Poor’s ratings.

Agency MBS: Although unrated, Agency MBS carry an implied AAA rating. Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae. The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Agency MBS: Non-Agency MBS are certificates that are backed by pools of single-family and multi-family mortgage loans, which are not guaranteed by the U.S. government, any federal agency or any federally chartered corporation. Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies or may be unrated. The rating indicates the credit worthiness of the investment (i.e., the obligor’s ability to meet its financial commitment on the obligation).

Other Investments: At September 30, 2007, the Company’s other investment securities were comprised of income notes. Income notes are unrated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies.

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis. At September 30, 2007, the Company had 189 securities, with an amortized cost of $1.168 billion and fair value of $1.148 billion, that had unrealized losses for 12 months or more. At September 30, 2007, these securities had gross unrealized losses of $19.5 million. The following table presents the gross unrealized losses and the estimated fair value of the Company’s investment securities, aggregated by investment category or rating and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2007.

	Unrealized Loss Position for:
	Less than 12 Months		12 Months or more		Total
(In Thousands)	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$1,269,100	$3,157	$773,183	$11,915	$2,042,283	$15,072
Ginnie Mae	47,562	354	144,037	2,809	191,599	3,163
Freddie Mac	52,696	193	63,349	1,148	116,045	1,341
AAA rated MBS	408,251	2,628	167,711	3,596	575,962	6,224
AA rated MBS	1,827	7	—	—	1,827	7
A rated MBS	1,273	5	—	—	1,273	5
BBB & BBB- rated MBS	719	7	—	—	719	7
Unrated other securities	1,643	271	—	—	1,643	271
Total temporarily impaired securities	$1,783,071	$6,622	$1,148,280	$19,468	$2,931,351	$26,090

At September 30, 2007, the Company determined that it had the intent and ability to continue to hold those investment securities on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these securities was considered temporary. However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables. Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

During the nine months ended September 30, 2007, the Company sold 30 MBS, with an aggregate amortized cost of $727.9 million. In connection with these sales, the Company realized net losses of $22.1 million, of which $22.0 million were realized in the quarter ended September 30, 2007. During the nine months ended September 30, 2006, the Company sold 84 MBS with an aggregate amortized cost of $1.867 billion, resulting in net realized losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million.

The following table presents components of interest income on the Company’s MBS portfolio for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2007	2006	2007	2006
Coupon interest on MBS	$101,817	$53,569	$293,002	$168,535
Premium amortization	(6,377)	(6,508)	(22,936)	(22,610)
Discount accretion	100	—	156	110
Interest income on MBS, net	$95,540	$47,061	$270,222	$146,035

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at September 30, 2007 and December 31, 2006.

	September 30, 2007			December 31, 2006
Months to Coupon Reset and Contractual Amortization Due	Fair Value (1)	% of Total	WAC (2)	Fair Value (1)	% of Total	WAC (2)
(Dollars in Thousands)
Within 30 Days	$636,319	9.3%	6.62%	$972,867	15.4%	6.32%
30 to 90 Days	240,589	3.5	6.13	71,657	1.1	6.03
Three to 12 Months	404,308	5.9	6.24	759,762	12.0	5.91
12 to 24 Months	16,810	0.2	5.75	142,191	2.3	4.86
24 to 36 Months	91,188	1.3	5.64	318,940	5.0	4.93
36 to 60 Months	2,674,297	38.9	6.19	3,220,190	50.9	6.16
Over 60 Months	2,805,939	40.9	6.02	839,242	13.3	6.16
Total	$6,869,450	100.0%	6.15%	$6,324,849	100.0%	6.06%

(1) Does not include principal payments receivable.

(2) “WAC” is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

The following table presents information about the Company’s MBS pledged as collateral under repurchase agreements and in connection with Swaps at September 30, 2007.

	MBS Pledged Under Repurchase Agreements		MBS Pledged for Swaps
MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Estimated Fair Value/ Carrying Value	Amortized Cost	Total Fair Value of MBS Pledged
(In Thousands)
Fannie Mae	$5,764,714	$5,768,490	$20,911	$21,158	$5,785,625
Freddie Mac	154,487	155,254	4,783	4,846	159,270
Ginnie Mae	157,680	160,315	1,300	1,304	158,980
AAA Rated	565,633	571,583	—	—	565,633
	$6,642,514	$6,655,642	$26,994	$27,308	$6,669,508

4.	Hedging Instruments

In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. At September 30, 2007, the Company’s derivatives were comprised of Swaps, which had the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities. The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. In addition, the Company is required to pledge assets as collateral for certain of its Swaps, which amount varies over time based on the market value, notional amount and remaining term of the Swap. At September 30, 2007 and December 31, 2006, the Company had MBS pledged as collateral against its Swaps of $27.0 million and $13.5 million, respectively. In order to mitigate its exposure to counterparty-related risk associated with its Hedging Instruments, the Company’s policy is to enter into derivative transactions only with Qualifying Institutions. In the event of a default by the counterparty, the Company may not receive payments provided for under the terms of the Hedging Instrument, could incur a loss for the remaining unamortized premium cost of Caps and could have difficulty obtaining its assets pledged as collateral for Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income/(loss) for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In Thousands)
Accumulated Other Comprehensive Income/(Loss) from Hedging Instruments:
Balance at beginning of period	$15,024	$3,105	$602	$3,517
Unrealized losses on Hedging Instruments, net	(42,461)	(3,282)	(28,039)	(3,694)
Balance at the end of period	$(27,437)	$(177)	$(27,437)	$(177)

(a) Interest Rate Swaps

Swaps are used by the Company to lock in a fixed interest rate on a portion of its current and anticipated future 30-day term repurchase agreements. During the three and nine months ended September 30, 2007, the Company terminated Swaps of $261.6 million and $305.2 million, respectively, resulting in net losses of $560,000 and $384,000, respectively. Correspondingly, the Company also satisfied the repurchase agreements that such Swaps hedged.

The following table presents the impact of Swaps on the Company’s interest expense for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In Thousands)
Net reduction to interest expense from Swaps	$(2,525)	$(1,202)	$(6,346)	$(3,166)

At September 30, 2007, the Company’s Swaps had a weighted average remaining term of 29 months. The following table presents additional information about the Company’s Swaps, all of which were active at September 30, 2007.

	Notional Amount	Weighted Average Fixed Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)
(Dollars in Thousands)
Currently Active	$3,198,493	5.01%	$(27,437)	$455	$(27,892)

(b) Interest Rate Caps

Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements. When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty. The Company had no Caps at September 30, 2007.

The following table presents the impact of Caps on the Company’s interest expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In Thousands)
Premium amortization on Caps	$—	$470	$278	$1,307
Payments earned on Caps	—	(845)	(327)	(2,233)
Net decrease to interest expense related to Caps	$—	$(375)	$(49)	$(926)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Real Estate and Discontinued Operations

(a) Real Estate

The Company’s investment in real estate at September 30, 2007 and December 31, 2006 was comprised of an indirect 100% ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia. The following table presents the summary of assets and liabilities of Lealand Place at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,685	$11,789
Cash	340	126
Prepaid and other assets	179	146
Mortgage payable (1)	(9,497)	(9,606)
Accrued interest and other payables	(249)	(122)
Real estate assets, net	$2,458	$2,333

(1)  The mortgage collateralized by Lealand Place is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan. At September 30, 2007 and December 31, 2006, the mortgage had a fixed interest rate of 6.87%, which contractually matures on February 1, 2011 and is subject to a penalty if prepaid. In January 2005, the Company loaned Lealand Place $150,000 to fund operations, of which $120,000 and $150,000 remained outstanding at September 30, 2007 and December 31, 2006, respectively. This loan and the related interest are eliminated in consolidation.

The following table presents the summary results of operations for Lealand Place, for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In Thousands)
Revenue from operations of real estate	$405	$390	$1,231	$1,160
Interest expense for mortgages on real estate	(166)	(169)	(497)	(505)
Other real estate operations expense	(285)	(261)	(803)	(743)
Loss from Real Estate Operations, net	$(46)	$(40)	$(69)	$(88)

(b) Discontinued Operations

The Company’s discontinued operations for the three and nine months ended September 30, 2006 reflect the operating results for Cameron, which was sold during the fourth quarter of 2006, and Greenhouse, which was sold during the first quarter of 2006. The sale of Greenhouse resulted in the Company realizing a gain of $4.8 million, net of a built-in gains tax of $1.8 million and a mortgage prepayment penalty of $135,000 incurred upon satisfying the mortgage secured by Greenhouse. During the quarter ended September 30, 2007, the Company recognized income of $257,000 related to a reduction of the built-in gains tax previously recognized on the sale of Greenhouse. The historical results of operations for both Cameron and Greenhouse, which are neither individually nor in the aggregate material to the Company, have been restated and reported as a net component of discontinued operations.

6.	Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based. At September 30, 2007, the Company’s repurchase agreements had a weighted average remaining contractual maturity of six months and an effective repricing period of 20 months with the impact of related derivative hedges. At December 31, 2006, the Company’s repurchase agreements had a weighted average remaining contractual maturity of 11 months and an effective repricing period of 15 months with the impact of related derivative hedges.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related derivative hedges at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
Maturity*	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(In Thousands)
Within 30 days	$4,005,462	5.11%	$2,848,300	5.30%
30 days to 3 months	401,079	5.12	1,017,900	5.10
Over 3 months to 6 months	—	—	37,200	3.98
Over 6 months to 12 months	364,900	5.26	—	—
Over 12 months to 24 months	1,311,920	5.19	1,505,311	5.16
Over 24 months to 36 months	47,088	4.97	314,000	5.33
Over 36 months	183,500	4.67	—	—
	$6,313,949	5.13%	$5,722,711	5.22%

*  Swaps, which are not reflected in the table, in effect modify the repricing period and rate paid on the Company’s repurchase agreements. (See Note 4.)

The following table presents information about the Company’s MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at September 30, 2007.

		Term to Maturity of Repurchase Agreement
MBS Collateral	Fair Value of Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total
(In Thousands)
Agency MBS	$6,076,881	$3,523,784	$371,379	$1,907,408	$5,802,571
AAA Rated	565,633	481,678	29,700	—	511,378
	$6,642,514	$4,005,462	$401,079	$1,907,408	$6,313,949

7.	Commitments and Contingencies

(a) Lease Commitments and Contingencies

The Company pays monthly rent pursuant to each of its operating leases. Effective March 31, 2007, the Company consolidated its existing leases for office space at its corporate headquarters and entered into an amended lease for such space as well as newly-leased additional office space. As a result, the Company increased its total leased space at its headquarters to meet its operating needs. Under the current lease agreement, the Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging from approximately $1.0 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives. In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017. The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease. In addition, at September 30, 2007, the Company had a lease through December 2011 for its off-site back-up facilities located in Rockville Centre, New York, which provides for, among other things, rent of approximately $27,000 per year, paid on a monthly basis.

(b) Securities purchase commitments

At September 30, 2007, the Company had commitments to purchase five Fannie Mae ARM-MBS. These MBS settled in October 2007 at an aggregate purchase price of $152.0 million and an aggregate par value of $150.1 million.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Stockholders’ Equity

(a) Dividends on Preferred Stock

The following table presents cash dividends declared by the Company on its Preferred Stock from January 1, 2006 through September 30, 2007.

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2007	February 16, 2007	March 1, 2007	March 30, 2007	$0.53125
	May 21, 2007	June 1, 2007	June 29, 2007	0.53125
	August 24, 2007	September 4, 2007	September 28, 2007	0.53125

2006	February 17, 2006	March 1, 2006	March 31, 2006	$0.53125
	May 19, 2006	June 1, 2006	June 30, 2006	0.53125
	August 21, 2006	September 1, 2006	September 29, 2006	0.53125
	November 20, 2006	December 1, 2006	December 29, 2006	0.53125

(b) Dividends on Common Stock

The Company typically declares quarterly dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.

On October 1, 2007, the Company declared its 2007 third quarter common stock dividend of $0.10 per share, which totaled $10.6 million and was paid on October 31, 2007, to stockholders of record on October 12, 2007. (See Note 12.)

The following table presents cash dividends declared by the Company on its common stock from January 1, 2006 through September 30, 2007.

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2007	April 3, 2007	April 13, 2007	April 30, 2007	$0.080
	July 2, 2007	July 13, 2007	July 31, 2007	0.090

2006	April 3, 2006	April 17, 2006	April 28, 2006	$0.050
	July 5, 2006	July 17, 2006	July 31, 2006	0.050
	October 2, 2006	October 13, 2006	October 31, 2006	0.050
	December 14, 2006	December 29, 2006	January 31, 2007	0.060

(c) Shelf Registrations

On September 25, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an aggregate of $300.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On October 5, 2001, the Commission declared this shelf registration statement effective. At September 30, 2007, the Company had $8.7 million remaining on this shelf registration statement. (See Note 12(b).)

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of common stock and/or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On July 8, 2003, the SEC declared this registration statement effective. On July 21, 2004, the Company filed a post-effective amendment to this shelf registration statement, which was declared effective by the SEC on August 12, 2004. At September 30, 2007, the Company had $116.4 million available under this shelf registration statement. (See Note 12(b).)

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”). This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock. At September 30, 2007, 9.5 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”). This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 2.3 million shares remained available for issuance at September 30, 2007.

(d) Public Offering of Common Stock

On September 12, 2007, the Company completed a public offering of 12,650,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at $7.25 per share and received net proceeds of approximately $86.9 million after the payment of the related underwriting discounts and commissions and expenses. (See Notes 12(b) and 12(c).)

(e) DRSPP

Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional cash investments) became operational. During the nine months ended September 30, 2007, the Company issued 12,027 shares of common stock through the DRSPP, raising net proceeds of $86,963. From the inception of the DRSPP through September 30, 2007, the Company issued 12,075,659 shares pursuant to the DRSPP raising net proceeds of $110.9 million.

(f) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. The Company issued 3,206,000 shares of common stock in at-the-market transactions through the CEO Program during the nine months ended September 30, 2007, raising net proceeds of $23,891,416 and, in connection with such transactions, paid Cantor fees and commissions of $557,119. From inception of the CEO Program through September 30, 2007, the Company issued 6,500,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $51,543,121 and, in connection with such transactions, paid Cantor fees and commissions of $1,263,421.

(g) Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources. From inception of the Repurchase Program through September 30, 2007, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90. On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares. At September 30, 2007, 4.0 million shares remained authorized for repurchase. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company has not repurchased any shares of its common stock under the Repurchase Program since April, 2006.

Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss)/income to common stockholders:
Net income/(loss)	$(10,433)	$7,077	$9,595	$2,307
Net income/(loss) from discontinued operations	257	(1)	257	4,571
Net income/(loss) from continuing operations	(10,690)	7,078	9,338	(2,264)
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Net income/(loss) to common stockholders from continuing operations for basic and diluted earnings per share	(12,730)	5,038	3,218	(8,384)
Net income/(loss) from discontinued operations	257	(1)	257	4,571
Net income/(loss) to common stockholders from continuing operations	$(12,473)	$5,037	$3,475	$(3,813)

Denominator:
Weighted average common shares for basic earnings per share	85,986	79,211	82,893	79,469
Weighted average effect of dilutive employee stock options	34	30	34	26
Denominator for diluted earnings per share (1)	86,020	79,241	82,927	79,495

Basic and diluted net earnings (loss) per share:
Continuing operations	$(0.15)	$0.06	$0.04	$(0.11)
Discontinued operations	—	—	—	0.06
Total Basic and Diluted earnings per share	$(0.15)	$0.06	$0.04	$(0.05)

(1)  The impact of dilutive stock options is not included in the computation of earnings per share from continuing operations and discontinued operations for periods in which their inclusion would be anti-dilutive.

10.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
(In Thousands)
Available-for-sale Investment Securities:
Unrealized gains	$10,041	$3,193
Unrealized (losses)	(26,090)	(34,188)
	(16,049)	(30,995)

Hedging Instruments:
Unrealized (losses) gains on Swaps, net	(27,437)	519
Unrealized gains on Caps	—	83
	(27,437)	602
Accumulated other comprehensive (loss)	$(43,486)	$(30,393)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Equity Compensation, Employment Agreements and Other Benefit Plans

(a) 2004 Equity Compensation Plan

In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, phantom shares, DERs and other stock-based awards under the 2004 Plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit. At September 30, 2007, 2.3 million shares of common stock remained available for grant under the 2004 Plan. Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock. Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

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

At September 30, 2007, an aggregate of 962,000 shares of common stock were subject to outstanding Options under the 2004 Plan, all of which were fully vested and exercisable, with a weighted average exercise price of $9.33. There were no options granted during the nine months ended September 30, 2007 and September 30, 2006. The Company recorded compensation expense for Options of $0 and $5,000 for the three and nine months ended September 30, 2007, respectively, and $120,000 and $359,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the aggregate intrinsic value of total Options outstanding was $318,000. During the nine months ended September 30, 2007, no Options expired unexercised nor were any options exercised.

The Company issued 0 shares and 28,004 shares of restricted common stock during the three and nine months ended September 30, 2007, respectively and recognized compensation expense of $7,000 and $121,000, respectively related to the vesting of restricted shares. During the three and nine months ended September 30, 2006, the Company issued 0 shares and 16,502 shares of restricted common stock, respectively, and recognized compensation expense of $0 and $100,000, respectively, related to the vesting of restricted shares. At September 30, 2007, the Company had unrecognized compensation expense of $63,000 related to unvested shares of restricted common stock previously granted.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend distributions paid on a share of common stock. DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion. Dividends are paid on vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital. Dividends paid on the Company’s DERs are charged to stockholders’ equity when declared. At September 30, 2007, the Company had 960,750 DERs outstanding, all of which were vested.

(b) Employment Agreements

The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to the occurrence of certain triggering events.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table presents income deferred by participants of the Deferred Plans through September 30, 2007 and the Company’s liability under such plans based on the market value of deferred units at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
(In Thousands)	Income Deferred	Deferred Liability	Income Deferred	Deferred Liability
Directors’ deferred	$551	$641	$551	$594
Officers’ deferred	282	300	282	277
Total	$833	$941	$833	$871

(d) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code. Eligible employees of the Company are able to make tax deferred contributions to the Savings Plan, subject to limitations under applicable law. Participant’s accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code. Subject to certain restrictions, all of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the three months ended September 30, 2007 and 2006, the Company recognized expenses for matching contributions of $25,000 and $23,000, respectively, and $75,000 and $68,000 for the nine months ended September 30, 2007 and 2006, respectively.

12.	Subsequent Events

(a) Common Stock Dividend Declared

On October 1, 2007, the Company declared a dividend on its common stock for the third quarter of 2007 of $0.10 per share. The Company paid total dividends of $10.6 million on October 31, 2007 to stockholders of record on October 12, 2007.

(b) Issuance of Common Stock

On October 5, 2007, the Company completed a public offering of 8,050,000 shares of its common stock, at $7.90 per share and received net proceeds of approximately $60.2 million after the payment of underwriting discounts and commissions and expenses payable by us.

(c) Shelf Registration

On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an indeterminate amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC.

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

GENERAL

Our Business

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

The results of our business operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings (i.e., repurchase agreements) to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’

equity to decline; (iii) prepayments on our MBS portfolio to slow, thereby slowing the amortization of MBS purchase premiums; (iv) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of MBS purchase premiums; (ii) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates; (iii) the interest expense associated with our borrowings to decrease; (iv) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease. In addition, our borrowing costs and credit lines are further affected by our perceived credit worthiness.

Although we primarily invest in Agency and AAA rated ARM-MBS; pursuant to our operating policies, we may also acquire fixed rate MBS and/or other investment securities of lower credit quality. At September 30, 2007, we had $11.1 million invested in securities that were rated below AAA or unrated. At September 30, 2007, 99.6% of our assets consisted of Agency MBS, AAA-rated MBS, MBS-related receivables and cash.

The adjustable-rate mortgage loans (or ARMs) collateralizing our MBS are comprised of hybrid mortgage loans, which have interest rates that are fixed for a specified period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a specified interest rate index and, to a lesser extent, ARMs, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.

It is our business strategy to hold our investment securities, primarily comprised of MBS, as long-term investments. As such, on at least a quarterly basis, we assess both our ability and intent to continue to hold each of our investment securities. As part of this process, we monitor our investment securities for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities. At September 30, 2007, we had gross unrealized losses of $26.1 million and gross unrealized gains of $10.0 million on our investment securities portfolio.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities. Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices, typically following an initial fixed-rate period, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS. In order to reduce this interest rate risk exposure, we enter into derivative financial instruments, which were comprised entirely of Swaps at September 30, 2007. Our Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and anticipated LIBOR-based repurchase agreements. Our Swaps are expected to result in interest savings in a rising interest rate environment; and, conversely, in a declining interest rate environment result in us paying the stated fixed swap rate on each of our instruments, which could be higher than the market rate.

During the nine months ended September 30, 2007, we entered into 64 new Swaps with an aggregate notional amount of $2.279 billion, which had a weighted average fixed pay rate of 5.01%, had Swaps with an aggregate notional amount of $584.7 million expire, and terminated six Swaps with an aggregate notional amount of $305.2 million realizing a net loss of $384,000. We paid a weighted average fixed rate of 5.00% on our Swaps and received a variable rate of 5.35% during the nine months ended September 30, 2007. Our Swaps resulted in a net reduction of interest expense of $6.3 million, or 14 basis points, for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we received payments of approximately $327,000 on our Caps and recognized $278,000 of Cap premium amortization. During the nine months ended September 30, 2007, we did not purchase any Caps and had Caps with $150.0 million notional amount expire. We had no Caps remaining at September 30, 2007.

Through wholly-owned subsidiaries, we provide third-party investment advisory services which generates fee income. In addition, we will continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of third-party advisory services, the creation of new investment vehicles to manage, the creation or acquisition of a mortgage origination platform, the acquisition and securitization of ARMs and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS. However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Impact of Market Conditions

During 2007, concerns about increased subprime mortgage delinquencies led investors to question the underlying risk and value of certain subprime and related collateralized debt obligation (or CDOs) securities across the ratings spectrum. This uncertainty spread to impact investors’ risk assessment of a wide range of MBS and CDOs. In the third quarter of 2007, this significantly impacted issuers of asset-backed commercial paper (or ABCP), as money market funds and other investors curtailed their investment in certain types of ABCP due to continuing concerns about underlying asset values and future liquidity. As a result of certain issuers being unable to place (or roll) these types of ABCP, there was a significant increase in forced sales of MBS and other securities which further negatively impacted the market value of these assets. As a result, continuing concerns about the ABCP market and its participants and commitments to leveraged private equity transactions have caused many investment banks and other lenders to be more cautious in providing financing through repurchase agreements and have impacted the amount, term and margin requirements associated with these types of financings.

Primarily in response to market conditions during the third quarter of 2007, we selectively sold $650.4 million of Agency and AAA rated MBS at a loss of $22.0 million, with $11.8 million of such net loss previously reflected in the carrying value of these assets at June 30, 2007. As a result of these sales, we (i) decreased the size of our non-Agency MBS portfolio by approximately one-third (or $279.7 million) and (ii) positively impacted spreads earned on our MBS portfolio and future earnings by disposing of lower-yielding Agency MBS acquired prior to 2006 that were negatively impacting net interest income. The Agency MBS sold generated an average yield of 4.3% during the second quarter of 2007 and had coupons that were not scheduled to reset during the 12 months following their sales. In addition, during the quarter ended September 30, 2007, we purchased $937.7 million of Agency MBS and committed to purchase Agency MBS which settled in October 2007 at an aggregate purchase price of $152.0 million. These sales and purchase transactions positively impacted our portfolio yield and increased our concentration in Agency MBS.

The interest rates for most of our adjustable-rate assets are primarily dependent on LIBOR, the one-year constant maturity treasury (or CMT) rate or the 12-month CMT moving average (or MTA). At September 30, 2007, we had (i) approximately $5.481 billion of MBS in our portfolio that were acquired during 2006 and 2007, which had an average yield during the quarter of 5.8%, (ii) approximately $432.7 million of MBS, indexed to MTA, that were acquired prior to 2006, which had an average yield during the quarter of approximately 5.7%, and (iii) approximately $888.4 million of MBS, indexed to CMT, LIBOR and the 11th District Cost of Funds Index (or COFI), that were acquired prior to 2006, which had an average yield during the quarter of approximately 4.6%.

During the latter part of the third quarter of 2007, spreads on MBS, relative to our cost of funding, widened due to the market conditions described above. Taking advantage of these market conditions, we invested in hybrid Agency MBS with longer initial fixed rate periods, ranging from seven to ten years (i.e., 7/1’s to 10/1’s).

On September 12, 2007, we completed a public offering of 12,650,000 shares of our common stock, generating cash proceeds of approximately $86.9 million after the payment of underwriting discounts and commissions and expenses incurred in connection with the offering. We deployed the proceeds from this offering on a leveraged basis, purchasing $624.7 million of Agency MBS in September 2007. At September 30, 2007, our MBS portfolio was $6.875 billion, compared to $6.994 billion at June 30, 2007 and $6.341 billion at December 31, 2006. Our leverage ratio, as measured by debt-to-equity, was 8.3 to 1 at September 30, 2007 reflecting the net impact of our sales and purchases of MBS during the third quarter of 2007. (See Notes 12(b) and 12(c) to the consolidated financial statements, included under Item 1.)

The following table presents information regarding our leverage ratios as of the dates presented.

Date	Leverage Ratio (1)
September 30, 2007	8.3 to 1
June 30, 2007	9.1 to 1
March 31, 2007	8.3 to 1
December 31, 2006	8.4 to 1
September 30, 2006	5.9 to 1

(1) As measured by debt to equity.

We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with adjustable-rate and hybrid mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches. Over the last eight quarters, ending with September 30, 2007, the CPR on our MBS portfolio has ranged from a low of 18.1%, which was experienced during the third quarter of 2007, to a high of 31.2%, with an average quarterly CPR of 24.7%. We have experienced CPRs trending down over the last two quarters ended September 30, 2007. We expect that our prepayment rates will remain at lower levels in the near-term reflecting our increased investments in 7/1 and 10/1 MBS, which have longer fixed-rate periods, weakness in the housing market and the tightening of underwriting standards on mortgage loans. As of September 30, 2007, assuming a 20% CPR, approximately 35.0% of our MBS assets were expected to reset or prepay during the next 12 months, with a total of 86.6% expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 30 months. At September 30, 2007, assuming a 20% CPR, the average time period until our assets prepay or reset was approximately 30 months. Our repurchase agreements, extended on average approximately 20 months, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately ten months at September 30, 2007.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

For the third quarter of 2007, we had a net loss of $12.5 million, or $(0.15) per common share, which was significantly impacted by losses of $22.0 million realized on sales of MBS. For the third quarter of 2006, we had net income of $5.0 million, or $0.06 per common share.

Our interest income for the third quarter of 2007 increased by $49.2 million, or 103.5%, to $96.7 million compared to $47.5 million for the third quarter of 2006. This increase in interest income was primarily attributable to the increase in interest income earned on our MBS portfolio, reflecting the growth of our MBS portfolio as well as the increase in the yield earned on our MBS. Excluding changes in market values, we increased our average MBS portfolio by $2.953 billion, or 75.7%, to $6.853 billion for the third quarter of 2007 from $3.900 billion for the third quarter of 2006. The net yield earned on our MBS portfolio increased by 75 basis points to 5.58% for the third quarter of 2007, from 4.83% for the third quarter of 2006, reflecting the increase in market interest rates. The increase in the net yield earned on our MBS portfolio primarily reflects a 38 basis point increase in the gross yield on the MBS portfolio to 6.12% for the third quarter of 2007 from 5.74% for the third quarter of 2006 and a 32 basis point reduction in the cost of net premium amortization to 38 basis points for the third quarter of 2007 from 70 basis points for the third quarter of 2006. The decrease in the cost of our premium amortization during the third quarter of 2007 reflects the decrease in the CPR experienced on our portfolio and the decrease in the average purchase premium on our MBS portfolio. For the third quarter of 2007, our CPR was 18.1% compared to a CPR of 26.4% for the third quarter of 2006. We had a net purchase premium as a percentage of the current face (or par value) of our MBS of 1.2% and 1.8% at September 30, 2007 and September 30, 2006, respectively.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Gross Yield/ Stated Coupon	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
September 30, 2007	6.12%	(0.38)%	(0.16)%	5.58%
June 30, 2007	6.09	(0.50)	(0.19)	5.40
March 31, 2007	6.11	(0.55)	(0.21)	5.35
December 31, 2006	6.04	(0.64)	(0.22)	5.18
September 30, 2006	5.74	(0.70)	(0.21)	4.83

Interest income from our cash investments, comprised of investments in high quality money market accounts, increased by $655,000 to $1.1 million for the third quarter of 2007 from $471,000 for the third quarter of 2006. Our cash investments yielded 4.96% for the third quarter of 2007 compared to 4.76% for the third quarter of 2006, reflecting market increases in short-term interest rates. Our average cash investment increased to $90.0 million for the third quarter of 2007 compared to $39.2 million for the third quarter of 2006. In general, we manage our cash relative to our investing, financing, operating requirements, investment opportunities, current and anticipated market conditions and expectations.

Our interest expense for the third quarter of 2007 increased by 114.1% to $81.8 million, from $38.2 million for the third quarter of 2006, reflecting an increase in the amount of, and rate paid on, our borrowings. Our average liability under repurchase agreements for the third quarter of 2007 increased by $2.980 billion, or 91.8%, to $6.226 billion, from $3.246 billion for the third quarter of 2006, reflecting an increase in our leverage and our leveraging of new equity capital as we grew our MBS portfolio. Net of the impact of our Swaps, we experienced a 54 basis point increase in the cost of our borrowings to 5.21% for the third quarter of 2007, from 4.67% for the third quarter of 2006, reflecting the increase in market interest rates. Our Hedging Instruments decreased the cost of our borrowings by $2.5 million, or 16 basis points, during the third quarter of 2007 and $1.6 million, or 19 basis points, for the third quarter of 2006. (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.)

The following table presents certain quarterly information about our average interest-earning assets and interest- bearing liabilities, interest income and expense, asset yields, cost of funds and net interest income for the quarters presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Cash and Cash Equivalents	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
September 30, 2007	$6,852,994	$95,540	$90,006	$96,716	5.57%	$6,225,695	$81,816	5.21%	$14,900
June 30, 2007	6,696,979	90,341	51,160	91,026	5.39	6,051,209	78,348	5.19	12,678
March 31, 2007	6,300,491	84,341	34,443	84,795	5.35	5,647,700	72,260	5.19	12,535
December 31, 2006	5,469,461	70,836	52,412	71,480	5.18	4,833,897	62,114	5.10	9,366
September 30, 2006	3,899,728	47,061	39,240	47,532	4.83	3,245,774	38,205	4.67	9,327

(1) Unrealized gains and loses are not reflected in the average amortized cost of MBS.

For the quarter ended September 30, 2007, our net interest income increased by $5.6 million, or 59.8%, to $14.9 million, from $9.3 million for the quarter ended September 30, 2006. This increase can be attributed primarily to the higher yield earned on our assets, an increase in our leverage and an increase in our spread for the third quarter of 2007 compared to the third quarter of 2006.

The following table presents quarterly information regarding our net interest spread and net interest margin (which is net interest income divided by interest-earning assets) for the quarters presented.

For the Quarter Ended	Net Interest Spread	Net Interest Margin
September 30, 2007	0.36%	0.90%
June 30, 2007	0.20	0.74
March 31, 2007	0.16	0.73
December 31, 2006	0.08	0.72
September 30, 2006	0.16	0.98

For the quarter ended September 30, 2007, we had net other operating losses of $22.1 million compared to net other operating income of $569,000 for the quarter ended September 30, 2006. As previously discussed, in August 2007, we sold $601.1 million of Agency and AAA rated MBS realizing aggregate losses of $21.5 million. Our other operating income for the third quarter of 2006 included a gross gain of $36,000 realized on the $20.3 million sale of a MBS. Our revenue from operations of real estate and miscellaneous other income, which is primarily comprised of advisory fees, are not expected to be material to our future results of operations.

For the third quarter of 2007, we had operating and other expense of $3.5 million, including real estate operating expenses and mortgage interest totaling $451,000 attributable to our one remaining real estate investment. For the third quarter of 2007, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $3.1 million, or 0.20% of average assets, compared to $2.4 million, or 0.24% of average assets, for the third quarter of 2006. Our expenses as a percentage of our average assets decreased, as we increased our average assets by leveraging our existing and new equity capital. The cost of our compensation and benefits increased by $373,000 for the third quarter of 2007 compared to the third quarter of 2006, reflecting an increase in our compensation expense and the cost of our additional hires. Other general and administrative expenses, which were $1.2 million for the third quarter of 2007 compared to $942,000 for the third quarter of 2006, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, office rent, Board fees and miscellaneous other operating overhead. Our other general and administrative expense for the third quarter of 2007 primarily reflects the cost of our additional office space and the renewal our existing leases at our headquarters at current market rates and an increase in our Board fees.

During the quarter ended September 30, 2007, we recognized income of $257,000 related to a reduction of the $1.8 million of built-in gains tax recognized on the sale of Greenhouse during 2006. For the quarter ended September 30, 2006, the net loss of $1,000 from discontinued operations reflects the reclassification of the net results of operations for Cameron, which was sold during the fourth quarter of 2006. (See Note 2(g) to the accompanying consolidated financial statements, included under Item 1.)

Nine-Month Period Ended September 30, 2007 Compared to the Nine-Month Period Ended September 30, 2006

For the nine months ended September 30, 2007, we had net income available to our common stockholders of $3.5 million, or $0.04 per common share. Our results for the nine months ended September 30, 2007 were significantly impacted by losses of $22.1 million realized on sales of MBS. For the nine months ended September 30, 2006, we had a net loss of $3.8 million, or $(0.05) per common share, which was significantly impacted by net losses of $23.1 million realized on the sale of MBS and $4.6 million of income from discontinued operations.

Our interest income for the nine months ended September 30, 2007 increased by $124.8 million, or 84.5%, to $272.5 million compared to $147.7 million earned during the first nine months of 2006. This increase in interest income is primarily attributable to the increase in interest income earned on our MBS portfolio, reflecting the growth of our MBS portfolio as well as the increase in the yield earned on our MBS. Excluding changes in market values, we increased our average MBS portfolio by $2.119 billion, or 47.1%, to $6.619 billion for the first nine months of 2007 from $4.500 billion for the first nine months of 2006. The net yield earned on our MBS portfolio increased by 111 basis points, to 5.44% for the first nine months of 2007 from 4.33% for the first nine months of 2006. The increase in the net yield earned on our MBS primarily reflects an 89 basis point increase in the gross yield on the MBS portfolio to 6.11% for the first nine months of 2007 from 5.22% for the first nine months of 2006 and, a 22 basis point reduction in the cost of net premium amortization to 48 basis points for the first nine months of 2007 from 70 basis points for the comparable 2006 period. The decrease in the cost of our premium amortization during the first nine months of 2007 reflects the decrease in the CPR experienced on our portfolio and the decrease in the average purchase premium on our MBS portfolio. For the nine months ended September 30, 2007 our CPR was 21.4% compared to a CPR of 25.5% for the first nine months of 2006.

Interest income from our cash investments, comprised of investments in high quality money market accounts, increased by $531,000 to $2.2 million for the first nine months of 2007 from $1.7 million for the first nine months of 2006. Our cash investments yielded 5.03% for the first nine months of 2007, compared to 4.56% for first nine months of 2006, reflecting market increases in short-term interest rates. Our average cash investments increased to $58.7 million for the first nine months of 2007 compared to $49.1 million for the first nine months of 2006. In general, we manage our cash investments relative to our investing, financing, operating requirements, investment opportunities, current and anticipated market conditions and expectations.

Our interest expense for the first nine months of 2007 increased by 94.0% to $232.4 million, from $119.8 million for the first nine months of 2006, reflecting an increase in the amount of, and rate paid on, our borrowings. Our average liability under repurchase agreements for the first nine months of 2007 increased by $2.141 billion, or 55.8%, to $5.977 billion, from $3.836 billion for the first nine months of 2006, reflecting an increase in our leverage and leveraging of new equity capital as we grew our investment portfolio. Net of the impact of our Hedging Instruments, we experienced a 102 basis point increase in the cost of our borrowings to 5.20% for the first nine months of 2007, from 4.18% for the first nine months of 2006, reflecting the increase in market interest rates. Our Hedging Instruments decreased the cost of our repurchase agreements by $6.4 million, or 14 basis points, during the first nine months of 2007 and decreased the cost of our repurchase agreements by $4.1 million, or 14 basis points, during the first nine months of 2006. (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.)

For the nine months ended September 30, 2007, our net interest income increased by $12.2 million, or 43.8%, to $40.1 million, from $27.9 million for the nine months ended September 30, 2006. This increase can be attributed primarily to the higher yield earned on our assets before the impact of leverage, an increase in our leverage and the improvement to our spread for the first nine months of 2007 compared to the first nine months of 2006. Our net interest spread and margin were 0.24% and 0.79%, respectively, for the nine months ended September 30, 2007, compared to 0.15% and 0.81%, respectively, for the first nine months of 2006.

For the first nine months of 2007, we had a net other loss of $21.0 million compared to a net other loss of $21.4 million for the first nine months of 2006. Our net other loss for both periods were primarily comprised of losses realized on sales of MBS. During the first nine months of 2007, we realized losses of $22.1 million on the sale of MBS, of which $22.0 million were incurred during the third quarter of 2007 primarily as a result of sales of Agency and AAA rated MBS made to increase our liquidity position in response to the disruption in the credit markets. Our net other loss for the first nine months of 2006 was comprised primarily of a net loss of $23.1 million on sales of MBS, as a result of the repositioning of our MBS portfolio.

Our one remaining real estate investment generated revenue of approximately $1.2 million for each of the first nine months of 2007 and 2006. In addition, we earned $328,000 and $600,000 in advisory fees during the nine months ended September 30, 2007 and 2006, respectively, which are included in miscellaneous other income, net. Our revenue from operations of real estate and advisory fees are not expected to be material to our future results of operations. (See Note 5b to the accompanying consolidated financial statements, included under Item 1.)

During the first nine months of 2007, we had operating and other expense of $9.8 million, which included real estate operating expenses and mortgage interest totaling $1.3 million attributable to our one remaining real estate investment. Our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $8.5 million, or 0.17% of average assets for the first nine months of 2007, compared to $7.6 million, or 0.22% of average assets, for the first nine months of 2006. Our expenses as a percentage of our average assets decreased, as we increased our average assets by leveraging our existing and new equity capital during the first nine months of 2007. The cost of our compensation and benefits increased by $306,000 for the first nine months of 2007 compared to the first nine months of 2006, reflecting an increase in our compensation expense, and our additional hires. Our other general and administrative expenses for the nine months ended September 30, 2007, are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, office rent, Board fees and miscellaneous other operating costs. The increase in our other general and administrative expense for the first nine months of 2007 to $3.7 million from $3.0 million for the first nine months of 2006, reflects the cost of our additional office space and the renewal our existing leases at our headquarters at current market rates commencing with the second quarter of 2007 and an increase in our Board fees.

For the first nine months of 2007, we recognized $257,000 of income related to a reduction of the $1.8 million built-in-gains tax of recognized on the sale of Greenhouse during 2006. For the first nine months of 2006, we reported income of $4.6 million from discontinued operations, or $0.06 per common share, which was primarily comprised the first quarter gain of $4.7 million on the sale of Greenhouse, and a net loss of $134,000 from the operations for Greenhouse and Cameron on a net basis. (See Note 2(g) to the accompanying consolidated financial statements, included under Item 1.)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio and, depending on market opportunities, proceeds from capital market transactions. We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS, make dividend payments on our capital stock, fund our operations and to make other investments that we consider appropriate. In addition, based upon market conditions, we may use cash to repurchase shares of our common stock pursuant to our Repurchase Program.

We employ a diverse capital raising strategy under which we may issue capital stock. On September 12, 2007, we completed a public offering of 12,650,000 shares of our common stock and received net proceeds of approximately $86.9 million after the payment of underwriting discounts and commissions and expenses. In addition, during the first nine months of 2007, we issued 3,206,000 shares of common stock pursuant to our CEO Program raising net proceeds of $23,891,416 and 12,027 shares of common stock pursuant to our DRSPP raising net proceeds of $86,963. At September 30, 2007, we had an aggregate of $125,159,022 available under our two effective shelf registration statements on Form S-3 and 9,502,156 shares of common stock remained available for issuance pursuant to our DRSPP shelf registration.

On October 5, 2007, we completed our second public offering of 2007, issuing 8,050,000 shares of common stock and received net proceeds of approximately $60.2 million after the payment of underwriting discounts and commissions and expenses. We intend to use the net proceeds from this offering to acquire additional high quality MBS, on a leveraged basis, consistent with our investment policy and for working capital, which may include, among other things, the repayment of our repurchase agreements.

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

While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. As such, all of our MBS are designated as available-for-sale. The timing and impact of future sales of MBS, if any, cannot be predicted with any certainty. During the nine months ended September 30, 2007, we sold 30 MBS, generating net proceeds of $705.7 million. We received cash of $1.384 billion from prepayments and scheduled amortization on our investment securities during the first nine months of 2007. Since our MBS are generally financed with repurchase agreements, a significant portion of the proceeds from our MBS sales, prepayments and scheduled amortization were used to repay balances under our repurchase agreements. During the nine months ended September 30, 2007, we purchased $2.656 billion of investment securities, primarily comprised of ARM-MBS, using proceeds from repurchase agreements, existing cash and cash proceeds generated from the equity raised through the public sale of our common stock.

During the month ended October 31, 2007, we purchased $819.3 million of MBS (of which $152.0 million were committed to in September 2007) and committed to purchase approximately $60.0 million which are scheduled to settle in November 2007.

Borrowings under our repurchase agreements were $6.314 billion at September 30, 2007 compared to $5.723 billion at December 31, 2006. At September 30, 2007, we continued to have available capacity under our repurchase agreement credit limits. At September 30, 2007, our repurchase agreements had a weighted average borrowing rate of 5.13%, on loan balances of between $550,000 and $137.5 million.

During the nine months ended September 30, 2007, we paid cash dividends of $6.1 million on our preferred stock and $19.0 million on our common stock. On October 1, 2007, we declared a dividend of $0.10 per share on our common stock for the third quarter of 2007. This dividend, which in the aggregate totaled $10.6 million, was paid on October 31, 2007 to stockholders of record as of October 12, 2007.

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call). Margin calls result from a decline in the value of the MBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such MBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices and other market factors. To cover a margin call, we may pledge additional securities or cash. Cash held on deposit as collateral with lenders, if any, is reported on our balance sheet as “restricted cash”. At the time one of our repurchase agreement matures, any restricted cash on deposit is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Through September 30, 2007, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral. At September 30, 2007, we had MBS with a fair value of $205.5 million that were not pledged as collateral and $206.4 million of unrestricted cash. We believe that we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies. However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

OTHER MATTERS

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act of 1940, as amended (or the Investment Company Act). If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2006 and this quarterly report on Form 10-Q for the quarter ended September 30, 2007. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test). MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act. In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act. As of September 30, 2007, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to interest rates, liquidity, prepayment speeds, market value and the credit quality of our assets while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock. While we do not seek to avoid risk, we seek to: assume risk that can be quantified from historical experience, and actively manage such risk; earn sufficient returns to justify the taking of such risks; and, maintain capital levels consistent with the risks that we undertake.

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis. We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates. In measuring our assets-to-borrowings repricing gap (or Repricing Gap), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of Swaps. The CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities. Over the last two years, on a quarterly basis, ending with September 30, 2007, the monthly CPR on our MBS portfolio ranged from a low of 18.1%, which was experienced during the quarter ended September 30, 2007, to a high of 31.2%, with an average quarterly CPR of 24.7%.

The following table presents information at September 30, 2007 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR, 20% CPR and 25% CPR.

CPR	Estimated Months to Asset Reset	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0% (2)	54	20	34
15%	35	20	15
20%	30	20	10
25%	27	20	7

(1) Reflects the effect of our Hedging Instruments.

(2) Reflects contractual maturities, which does not consider any prepayments.

At September 30, 2007, our financing obligations under repurchase agreements had remaining contractual terms of five years or less, which does not reflect the impact of Swaps. Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.

The interest rates for most of our adjustable-rate assets are primarily dependent on LIBOR, the CMT rate or the MTA rate, while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR. While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index. At September 30, 2007, we had 78.0% of our ARM-MBS repricing from LIBOR (of which 64.1% repriced based on 12-month LIBOR and 13.9% repriced based on six-month LIBOR), 14.6% repricing from the one-year CMT index, 6.7% repricing from MTA and 0.7% repricing from COFI.

Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our borrowings (i.e., repurchase agreements). In general, the repricing of our repurchase agreements occurs more quickly than the repricing of our assets. Therefore, on average, our cost of borrowings may rise or fall more quickly in response to changes in market interest rates than does the yield on our interest-earning assets.

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results. As presented in the following table, at September 30, 2007, we had a positive gap of $205.7 million in our less than three month category. The following gap analysis is prepared assuming a 20% CPR; however, actual future prepayment speeds could vary significantly. The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indices applicable to our assets and liabilities. The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive. The notional amount of the Swaps is presented in the following table, as they fix the cost and repricing characteristics of a portion of our repurchase agreements. While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts, presented in the table below, are not.

The following table presents our interest rate risk using the gap methodology applying a 20% CPR on MBS at September 30, 2007.

	Gap Table
	At September 30, 2007
(In Thousands)	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Year Three	Beyond Three Years	Total
Interest-Earning Assets:
ARM-MBS	$1,207,402	$1,196,140	$904,141	$759,243	$2,808,121	$6,875,047
Income notes	—	—	—	—	1,643	1,643
Cash	206,395	—	—	—	—	206,395
Total interest-earning assets	$1,413,797	$1,196,140	$904,141	$759,243	$2,809,764	$7,083,085

Interest-Bearing Liabilities:
Repurchase agreements	$4,406,541	$364,900	$1,311,920	$47,088	$183,500	$6,313,949
Mortgage loans	—	—	—	—	9,497	9,497
Total interest-bearing liabilities	$4,406,541	$364,900	$1,311,920	$47,088	$192,997	$6,323,446

Gap before Hedging Instruments	$(2,992,744)	$831,240	$(407,779)	$712,155	$2,616,767	$759,639
Swaps, notional amount	3,198,493	—	—	—	—	3,198,493
Cumulative Difference Between Interest-earnings Assets and Interest-bearing Liabilities after Hedging Instruments	$205,749	$1,036,989	$629,210	$1,341,365	$3,958,132	$—

MARKET VALUE RISK

All of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of stockholders’ equity. (See Note 10 to the accompanying consolidated financial statements, included under Item 1.) The estimated fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at September 30, 2007, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of our MBS are generally not believed to be credit-related. At September 30, 2007, we held $6.4 million of investment securities that were rated below AAA and $4.7 million of unrated securities. Accordingly, to a limited extent, we are exposed to credit-related market value risk. Generally, in a rising interest rate environment, the estimated fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of such MBS would be expected to increase. If the estimated fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline. In the event that we do not have adequate cash or MBS to meet margin calls, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”. Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold. Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock. Further, if we were unable to meet margin calls, lenders could sell the securities collateralizing our repurchase agreements with such lenders, which sales could result in a loss to us.

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

Our assets which are pledged to secure repurchase agreements are typically high-quality MBS. At September 30, 2007, we had cash and cash equivalents of $206.4 million and unpledged MBS of $205.5 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change to our liquidity position. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

PREPAYMENT AND REINVESTMENT RISK

Premiums paid on our investment securities are amortized against interest income and discounts are accreted to interest income as we receive principal payments on such securities, reflecting prepayments and scheduled amortization. Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value). Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS. For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. In general, purchase premiums on our investment securities, currently comprised primarily of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date. Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP. At September 30, 2007, our net premium for our investment securities portfolio for financial accounting purposes was $83.5 million (1.2% of the principal balance of MBS); while the net premium for income tax purposes was estimated at $81.1 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next 12 months based on the assets in our investment portfolio on September 30, 2007. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+1.00%	(10.95%)	(1.17%)
+0.50%	(4.19%)	(0.48%)
(0.50%)	3.66%	0.27%
(1.00%)	5.83%	0.32%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2007. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the table.

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

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.74 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.85). The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge certain of our repurchase agreements. Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets. When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.12  Form of Phantom Share Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 of the Form 8-K, dated October 22, 2007, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: October 31, 2007	MFA MORTGAGE INVESTMENTS, INC.
By: /s/ Stewart Zimmerman Stewart Zimmerman President and Chief Executive Officer

By: /s/ William S. Gorin William S. Gorin Executive Vice President Chief Financial Officer (Principal Financial Officer)

By: /s/ Teresa D. Covello Teresa D. Covello Senior Vice President Chief Accounting Officer and Treasurer (Principal Accounting Officer)