Form 10-K
period 2007-12-31
MFA MORTGAGE INVESTMENTS
filed 2008-02-14
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13991

MFA MORTGAGE INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

_______________________

Maryland (State or other jurisdiction of incorporation or organization) 350 Park Avenue, 21st Floor, New York, New York (Address of principal executive offices)	13-3974868 (I.R.S. Employer Identification No.) 10022 (Zip Code)
(212) 207-6400
(Registrant’s telephone number, including area code)
_______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value 8.50% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [✓]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No   ✓

On June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $599,828,138 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 12, 2008, the registrant had a total of 151,651,761 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2008 annual meeting of stockholders scheduled to be held on May 21, 2008 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act), and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act).  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2007.  See Item 1A, “Risk Factors” of this annual report on Form 10-K.

In this annual report on Form 10-K, we refer to MFA Mortgage Investments, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  MBS refers to the mortgage-backed securities in our portfolio; Agency MBS refers to our MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; Hybrids refers to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refers to hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; and ARM-MBS refers to MBS that are secured by ARMs. Hybrid ARMs are identified by their initial fixed-rate and adjustable-rate periods; for example, 5/1 is used to describe a Hybrid ARM with a five-year fixed interest rate period and subsequent one-year interest rate adjustment periods.  The date that a Hybrid shifts from a fixed-rate payment schedule to an adjustable-rate payment schedule is known as the reset date.

PART I

Item 1.  Business.

GENERAL

We are a self-advised real estate investment trust (or REIT) primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are primarily secured by pools of mortgages on single family residences.  Our ARM-MBS portfolio consists primarily of Agency MBS or MBS rated in one of the two highest rating categories by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (or Rating Agencies).  Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

At December 31, 2007, we had total assets of approximately $8.606 billion, of which $8.301 billion, or 96.5%, represented our MBS portfolio.  At December 31, 2007, $7.870 billion, or 94.8%, of our MBS portfolio was comprised of Agency MBS, $425.0 million, or 5.1%, was comprised of non-Agency AAA rated MBS and $6.2 million, or 0.1%, was comprised of non-Agency MBS rated below AAA or unrated.  At December 31, 2007, all of the MBS in our portfolio consisted of ARM-MBS and none of our MBS were backed by subprime mortgage loans.  At December 31, 2007, we also had an indirect investment of $11.6 million in a 191-unit multi-family apartment property and other unrated securities of $1.6 million, which, when combined, comprised 0.2% of our total assets.  In addition, through wholly-owned subsidiaries, we provide investment advisory services to a third-party institution with respect to their MBS portfolio investments and, as of December 31, 2007, had approximately $279.4 million of assets under management.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be treated as a REIT for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual net taxable income to our stockholders, subject to certain adjustments.

INVESTMENT STRATEGY

We are primarily engaged in the business of investing in Agency ARM-MBS and other high quality ARM-MBS.  Our operating policies require that at least 50% of our investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one of the Rating Agencies.  Pursuant to our operating policies, the remainder of our assets may consist of direct or indirect investments in: (i) other types of MBS; (ii) residential mortgage loans; (iii) collateralized debt obligations and other related securities; (iv) real estate; (v) securities issued by REITs, limited partnerships and closed-end funds; (vi) high-yield corporate securities and other fixed income instruments (corporate or government); and (vii) other types of assets approved by our Board of Directors (or Board) or a committee thereof.  All of our Agency and AAA rated MBS are currently secured by first lien mortgage loans on one to four family properties.

The ARMs collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are fixed for a specified period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a specified interest rate index, and, to a lesser extent, adjustable-rate mortgages, which have interest rates that generally adjust annually (although some adjust more frequently) to an increment over a specified interest rate index.  Interest rates on the mortgage loans collateralizing our MBS are based on specific index rates, such as London Interbank Offered Rate (or LIBOR), the one-year constant maturity treasury (or CMT) rate, the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) or the 11th District Cost of Funds Index (or COFI).  In addition, the ARMs collateralizing our MBS typically have interim and lifetime caps on interest rate adjustments.

Because the coupons earned on ARM-MBS adjust over time as interest rates change (typically after a fixed-rate period) the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS.  In order to mitigate our interest rate risks, our strategy is to maintain a substantial majority of our portfolio in ARM-MBS.  At December 31, 2007, ARM-MBS comprised 96.5% of our total assets and 100% of our total MBS portfolio.  The ability of ARM-MBS to reset over time based on changes in interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not entirely eliminated.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio.  We typically utilize repurchase agreements to finance the acquisition of our MBS and, in certain cases, enter into interest rate swap agreements (or Swaps) to hedge the interest rate risk associated with these repurchase agreements.  At December 31, 2007, we had $7.526 billion outstanding under repurchase agreements, of which $4.628 billion was hedged with Swaps.  At December 31, 2007, our assets-to-equity ratio was 9.3 to 1 and our debt-to-equity ratio was 8.1 to 1.

Repurchase agreements are financing arrangements, (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  The amount borrowed under a repurchase agreement is limited to a specified percentage of the estimated market value of the pledged collateral.  The portion of the pledged collateral held by the lender is the margin requirement for that borrowing.  Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the sale price and repurchase price is the cost, or interest expense, of borrowing under a repurchase agreement.  Our cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin.  Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral or, with the consent of the lender, we may renew such agreement at the then prevailing market interest rate.  Under our repurchase agreements, a lender may require that we pledge additional assets to such lender (i.e., by initiating a margin call) in the event the estimated fair value of our existing pledged collateral declines below a specified percentage during the term of the borrowing.  Our pledged collateral fluctuates in value due to, among other things, principal repayments and changes in market interest rates.  By maintaining low leverage, we are better able to respond to potential increases in margin requirements.  To date, we have satisfied all of our margin calls.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times our stockholders’ equity.  At December 31, 2007, we had master repurchase agreements with 19 separate counterparties and had amounts outstanding under repurchase agreements with 18 such counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest due on such loans, and the estimated fair value of the security pledged by us as collateral, including accrued interest on such securities) to any single lender of $71.9 million.  In addition, we also enter into Swaps with certain of our repurchase agreement counterparties and other institutions.  At December 31, 2007, our aggregate maximum net exposure to any single counterparty for repurchase agreements and Swaps was $74.5 million.

We enter into derivative financial instruments (or Hedging Instruments) to hedge against increases in interest rates on a portion of our anticipated LIBOR-based repurchase agreements.  At December 31, 2007, our Hedging Instruments consisted solely of Swaps, which are used to lock-in fixed interest rates, over the term of the Swap, related to a portion of our current and anticipated repurchase agreements.  At December 31, 2007, we were a party to 131 fixed-pay Swaps with an aggregate notional amount of $4.628 billion.  Historically, we also purchased interest rate cap agreements (or Caps) to hedge our interest rate risk.  A Cap is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time.  Under our Caps, if the 30-day LIBOR were to increase above the interest rate specified in each Cap during the effective term of such Cap, we would be entitled to receive monthly payments from the counterparty to such Cap during the period that the 30-day LIBOR exceeded such specified interest rate.  While we may in the future purchase Caps, we have not purchased any since 2004.  We do not anticipate entering into Hedging Instruments for speculative or trading purposes.

We indirectly own one multi-family apartment property, which is subject to a long-term fixed-rate mortgage loan.  The mortgage collateralized by this property is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property.  At December 31, 2007, the mortgage secured by this multi-family apartment property was $9.5 million.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

In the future, we may also use other sources of funding, in addition to repurchase agreements, to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

ADVISORY BUSINESS AND OTHER INVESTMENTS

We, through wholly-owned subsidiaries, provide investment advisory services to a third-party institution with respect to its MBS portfolio investments and, as of December 31, 2007, had approximately $279.4 million of assets under management for one institution.

Even though we have acquired primarily Agency and AAA rated MBS to date, pursuant to our operating policies, we also acquire MBS and other mortgage-related assets of lower credit quality (i.e., non-Agency MBS or other securities rated below AAA).  At December 31, 2007, 0.1% of our investment securities portfolio was invested in securities that were rated below AAA or unrated (none of which were backed by subprime collateral).  To the extent that we identify attractive investment opportunities, we may acquire additional assets in the future that are rated below AAA, or in some cases are unrated.

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

•
We have a formal internal audit function to further the effective functioning of our internal controls and procedures.  Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place.  We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the SOX Act), which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2007.  (See Item 9A, “Controls and Procedures” included in this annual report on Form 10-K.)

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

EMPLOYEES

At December 31, 2007, we had 16 employees, all of which were full-time.  We believe that our relationship with our employees is good.  None of our employees are unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a website at www.mfa-reit.com.  We make available, free of charge, on our website our (a) annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board.  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it.  Requests should be directed to Timothy W. Korth, General Counsel, Senior Vice President – Business Development and Secretary, at MFA Mortgage Investments, Inc., 350 Park Avenue, 21st floor, New York, New York 10022.

Item 1A.  Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline.

General.

Our business and operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), the availability of adequate financing, borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including our interest rate and prepayment risks, while maintaining our qualification as a REIT.  In addition, we face risks inherent in our other assets, comprised of an indirect 100% interest in a multi-family apartment property, non-Agency MBS rated below AAA and derivative financial instruments.  Although these assets represent a small portion of our total assets, less than 1.0% at December 31, 2007, they have the potential of materially impacting our operating performance in future periods if such assets were to become impaired.

An increase in our borrowing costs relative to the interest we receive on our MBS may adversely affect our profitability.

In general, we generate income primarily based on the spread (i.e., the difference) between the interest income we earn on our portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements, typically with terms from one to 60 months, to finance the acquisition of MBS which have longer-term contractual maturities.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  If the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be adversely affected.

•
Changes in interest rates, cyclical or otherwise, may adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our MBS through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the acquired assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the term of our repurchase transactions typically ranges from one to 60 months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our MBS.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our MBS portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
Hybrid MBS have fixed interest rates for an initial period which may reduce our profitability if short-term interest rates increase.  The ARMs collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are fixed for an initial period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index.  Accordingly, during a period of rising interest rates, the cost of our borrowings would increase while the interest income we earn on our MBS portfolio would not increase with respect to our Hybrid MBS that were then in their fixed rate period.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
A flat or inverted yield curve may adversely affect ARM-MBS prepayment rates and supply.  Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve.  When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into Hybrids with longer initial fixed-rate periods and fixed rate mortgages, causing our MBS to experience faster prepayments.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of ARM-MBS.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing ARM-MBS prepayments and further negatively impacting ARM-MBS supply.  Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
Interest rate caps on the ARMs collateralizing our MBS may adversely affect our profitability if short-term interest rates increase.  The coupons earned on ARM-MBS adjust over time as interest rates change (typically after a fixed-rate period).  The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our MBS; however, the level of adjustment on the interest rates earned on our ARM-MBS is typically limited by contract.  The interim and lifetime interest rate caps on the ARMs collateralizing our MBS limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during any given year or period.  Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular ARM.  Our repurchase transactions are not subject to similar restrictions.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the ARMs collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

•
Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS.  In general, the interest rates on our repurchase transactions are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or another index rate, such as the one-year CMT rate, MTA or COFI.  Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earned on our ARM-MBS.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact our distributions to stockholders.

Prepayment rates on the mortgage loans underlying our MBS may adversely affect our profitability.

The MBS that we acquire are primarily secured by pools of ARMs on one-to-four family properties.  In general, the ARMs collateralizing our MBS may be prepaid at any time without penalty (other than certain MTA-indexed ARMs).  Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., payoff the mortgage) upon selling or refinancing their mortgaged property.  In addition, because our MBS are primarily Agency MBS, defaults and foreclosures on such guaranteed MBS typically have the same effect as prepayments.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which provides us with an expected yield on such MBS.  When homeowners/mortgagees prepay their mortgage loans faster than anticipated, it results in a faster prepayment rate on the related MBS in our portfolio and this may adversely affect our profitability.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

We often purchase MBS that have a higher interest rate than the prevailing market interest rate.  In exchange for a higher interest rate, we typically pay a premium over par value to acquire these securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing our MBS prepay at a rapid rate, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  As of December 31, 2007, the amortized cost of our portfolio of MBS was approximately 101.2% of par value.

Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, we receive a portion of our investment principal when underlying mortgages are prepaid.  In order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the MBS that prepay.  Prepayments may have a negative impact on our financial results, the effects of which depends on, among other things, the amount of unamortized premium on the MBS, the reinvestment lag and the reinvestment opportunities.

Our business strategy involves a significant amount of leverage which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders as well as increase losses when economic conditions are unfavorable.

Pursuant to our financing strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to acquire additional investment assets.  We are not required to maintain any particular assets-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase agreement loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of adequate financing could cause us to be unable to achieve the degree of leverage we believe to be optimal.  Our return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments or cause the cost of our financing to increase relative to the income that can be derived from the leveraged assets.  In addition, our payment of interest expense on our borrowings will reduce cash flow available for distributions to our stockholders.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.  Although as of December 31, 2007 we had amounts outstanding under repurchase agreements with 18 separate lenders and continue to develop new relationships with additional lenders, recent turmoil in the financial markets as it relates to major financial institutions has raised concerns that a material adverse development involving one or more major financial institutions could result in our lenders reducing our access to funds available under our repurchase agreements.  Because all of our repurchase agreements are uncommitted, such a disruption could cause our lenders to determine to reduce or terminate our access to future borrowings, which could adversely affect our business and profitability.  Furthermore, if many of our lenders became unwilling or unable to provide us with financing, we could be forced to sell our investment securities at an inopportune time when prices are depressed.

•
Our profitability may be limited by a reduction in our leverage.  As long as we earn a positive spread between interest and other income we earn on our assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage.  We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available.  In addition, in response to certain interest rate and investment environments, we could implement a strategy of reducing our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action would likely reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•	If we are unable to renew our borrowings at favorable rates, it may force us to sell assets and our profitability may be adversely affected. Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis.  Our ability to enter into repurchase agreements in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of adequate financing and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability.

•
A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions.  The market value of our MBS, generally moves inversely to changes in interest rates and, as a result, may be negatively impacted by increases in interest rates.  Accordingly, in a rising interest rate environment, the value of our assets may decline.  A decline in the market value of our MBS may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements.  Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell some of our assets in order to maintain liquidity.  Forced sales typically result in lower sales prices than do market sales which are made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the carrying value) of such investments, we would incur losses.  Such a situation could result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we would incur losses.  When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders.  The lenders are obligated to resell the same securities back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us.  Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

•
Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.  Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  In the unlikely event that a lender under our repurchase agreements files for bankruptcy it may be difficult for us to recover our assets pledged as collateral to such lender.  In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under our repurchase agreements without delay.

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

The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Our investment policy requires that at least 50% of our assets consist of ARM-MBS that are either issued or guaranteed by a federally charted corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or are rated in one of the two highest rating categories by at least one of the Rating Agencies.  Even though we have acquired primarily Agency and AAA rated MBS to date, pursuant to our investment policy, we have the ability to acquire MBS and other investment assets of lower credit quality.  At December 31, 2007, we owned $7.9 million of non-Agency MBS and other securities that were rated below AAA or unrated, none of which were backed by subprime collateral.  Such lower credit quality investments could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on, or if the Rating Agencies downgrade the credit rating of, these assets.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may expose us to counterparty risks.

In accordance with our operating policies, we may pursue various types of hedging strategies, including Swaps, Caps and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed or that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries (or TRSs)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

We primarily use Swaps to hedge against anticipated future increases in interest rates on our repurchase agreements.  Should a Swap counterparty be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap.  In addition, we may be at risk for any collateral held by a hedging counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy.  Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Hedging Instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  Furthermore, the enforceability of Hedging Instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default.  Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk.  We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into Hedging Instruments that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our financing strategy will involve entering into Hedging Instruments that could require us to fund cash payments in certain circumstances (e.g., the early termination of a Hedging Instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral it is contractually owed under the terms of a Hedging Instrument).  With respect to the termination of an existing Swap, the amount due would generally be equal to the unrealized loss of the open Swap position with the hedging counterparty and could also include other fees and charges.  These economic losses will be reflected in our financial results of operations and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time.  Any losses we incur on our Hedging Instruments could adversely affect our earnings and thus our cash available for distribution to our stockholders.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

We have not established a minimum dividend payment level.

We intend to pay dividends on our common stock in an amount equal to at least 90% of our REIT taxable income, which is calculated before deductions of dividends paid and excluding net capital gains and losses, in order to maintain our qualification as a REIT for U.S. federal income tax purposes.  Dividends will be declared and paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time.  We have not established a minimum dividend payment level for our common stock and our ability to pay dividends may be negatively impacted by adverse changes in our operating results.

We are dependent on our executive officers and key personnel for our success.

As a self-advised REIT, our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key personnel, including Stewart Zimmerman, Chairman of the Board, Chief Executive Officer and President; William S. Gorin, Executive Vice President and Chief Financial Officer; Ronald A. Freydberg, Executive Vice President and Chief Portfolio Officer; Timothy W. Korth, General Counsel, Senior Vice President - Business Development and Corporate Secretary; and Teresa D. Covello, Senior Vice President, Chief Accounting Officer and Treasurer.  The departure of any of our executive officers and/or key personnel could have a material adverse effect on our operations and performance.

We are dependent on information systems and systems’ failures could significantly disrupt our business.

Our business is highly dependent on our communications and information systems.  Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operation and performance.

We may be subject to risks associated with our investments in real estate.

Real property investments are subject to varying degrees of risk.  The economic returns from our indirect investment in Lealand Place, a 191-unit multi-family apartment property located in Lawrenceville, Georgia (or Lealand), may be impacted by a number of factors, including general and local economic conditions, the relative supply of apartments and other housing in the area, interest rates on mortgage loans, the need for and costs of repairs and maintenance of the property, government regulations and the cost of complying with them, taxes and inflation.  In general, local conditions in the applicable market area significantly affect occupancy or rental rates for multi-family apartment properties.  Real estate investments are relatively illiquid and, therefore, we will have limited ability to dispose of our investment quickly in response to changes in economic or other conditions.  In addition, under certain circumstances, we may be subject to significant tax liability in the event that we sell our investment in the property.  Under various federal, state and local environmental laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property or personal injury damages and for investigation and remediation costs incurred as a result of contamination.  These damages and costs may be substantial.  The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property.  We must operate the property in compliance with numerous federal, state and local laws and regulations, including landlord tenant laws, the Americans with Disabilities Act of 1990 and other laws generally applicable to business operations.  Noncompliance with such laws could expose us to liability.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investment securities.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire MBS or other investment securities at favorable prices.  In acquiring our investment securities, we compete with a variety of institutional investors, including other REITs, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish additional business relationships than us.  Furthermore, competition for investment securities of the types and classes which we acquire may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Our qualification as a REIT.

We believe that we qualify for taxation as a REIT for U.S. federal income tax purposes and plan to operate so that we can continue to meet the requirements for qualification and taxation as a REIT.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our income that we distribute currently to our stockholders.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like mortgage interest, that are itemized in the REIT tax laws.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.  We also are required to distribute to our stockholders at least 90% of our net taxable income (excluding net capital gains and losses) on an annual basis.

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

In addition, our management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the SOX Act.  Section 404 of the SOX Act requires our independent registered public accounting firm to deliver an attestation report on management’s assessment of, and the operating effectiveness of, our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of each December 31.  We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the SOX Act.  The existence of any such material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting.  Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weaknesses in a timely manner.  The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our common stock.

Loss of our Investment Company Act exemption would adversely affect us.

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (i.e., qualifying interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including qualifying interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as qualifying interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  There can be no assurance that the laws and regulations governing REITs, including the Division of Investment Management of the SEC, providing more specific or different guidance regarding the treatment of assets as qualifying interests or real estate related assets, will not change in a manner that adversely affects our operations.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our investment securities under potentially adverse market conditions.  Further, in order to insure that we at all times qualifies for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act; however, there can be no assurance that we will be able to maintain our exemption as an investment company under the Investment Company Act.  If we fail to qualify for this exception in the future, we could be required to restructure our activities, including effecting sales of our investment securities under potentially adverse market conditions, which could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions.  As of December 31, 2007, we had determined that we were in, and had maintained compliance with, both of the 55% Test and the 80% Test.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Executive Offices

We have a lease for our corporate headquarters in New York, New York which extends through April 30, 2017 and provides for aggregate cash payments ranging from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives. In connection with this lease, we established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of our landlord through April 30, 2017. The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease. In addition, we have a lease through December 2011 for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $27,000 per year, paid on a monthly basis. We believe that our current facilities are adequate to meet our needs in the foreseeable future.

Properties Owned Through Subsidiary Corporations

At December 31, 2007, we indirectly owned 100% interest in Lealand, an apartment property located at 2945 Cruse Road, Lawrenceville, Georgia. (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Item 3. Legal Proceedings.

None.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4A. Executive Officers.

The following table sets forth certain information with respect to each of our executive officers at December 31, 2007.  The Board appoints or annually reaffirms the appointment of all of our executive officers.

Officer	Age	Position held with our company
Stewart Zimmerman	63	Chairman of the Board, Chief Executive Officer and President
William S. Gorin	49	Executive Vice President and Chief Financial Officer
Ronald A. Freydberg	47	Executive Vice President and Chief Portfolio Officer
Teresa D. Covello	42	Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth	42	General Counsel, Senior Vice President – Business Development and Corporate Secretary

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

Ronald A. Freydberg serves as our Executive Vice President and Chief Portfolio Officer, which positions he was appointed to in 2001.  From 1997 to 2001, he served as our Senior Vice President.  From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist.  From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co.  From 1994 to 1995, he was with the Global Markets Group.  In that position, he was involved in commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing.  From 1985 to 1988, Mr. Freydberg was employed by Citicorp.  Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

Teresa D. Covello serves as our Senior Vice President, Chief Accounting Officer and Treasurer, which positions she was appointed to in 2003.  From 2001 to 2003, Ms. Covello served as our Senior Vice President and Controller.  From 2000 until joining us in 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector.  From 1990 to 2000, she was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc.  Ms. Covello began her career in public accounting with KPMG Peat Marwick (predecessor to KPMG LLP).  Ms. Covello currently serves as a director and president of the board of directors of Commerce Plaza, Inc., a not-for-profit organization.  Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

Timothy W. Korth II serves as our General Counsel, Senior Vice President – Business Development and Corporate Secretary, which positions he has held since July 2003.  From 2001 to 2003, Mr. Korth was a Counsel at the law firm of Clifford Chance US LLP, where he specialized in corporate and securities transactions involving REITs and other real estate companies and, prior to such time, had practiced law with that firm and its predecessor, Rogers & Wells LLP, since 1992.  Mr. Korth is admitted as an attorney in the State of New York and has a Juris Doctor and a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 12, 2008, the last sales price for our common stock on the New York Stock Exchange was $10.70 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2007 and 2006.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$7.87	$6.75	$6.90	$5.65
June 30	$8.06	$6.90	$7.08	$5.95
September 30	$8.65	$5.55	$7.49	$6.53
December 31	$9.30	$7.61	$8.12	$7.20

Holders

As of February 1, 2008, we had 1,045 registered holders and approximately 35,224 beneficial owners of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our 8.50% Series A Cumulative Redeemable preferred stock, par value $0.01 per share.  From the date of our original issuance in April 2004 through December 31, 2007, we have paid full cumulative dividends on our preferred stock.

We have historically declared cash dividends on our common stock on a quarterly basis.  During 2007 and 2006, we declared total cash dividends to holders of our common stock of $42.2 million ($0.415 per share) and $16.7 million ($0.21 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2007 and 2006, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 9(a) and 9(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2007 and 2006:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2007	April 3, 2007	April 13, 2007	April 30, 2007	$0.080
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	December 13, 2007	December 31, 2007	January 31, 2008	0.145	(1)

2006	April 3, 2006	April 17, 2006	April 28, 2006	$0.050
	July 5, 2006	July 17, 2006	July 31, 2006	0.050
	October 2, 2006	October 13, 2006	October 31, 2006	0.050
	December 14, 2006	December 29, 2006	January 31, 2007	0.060	(1)

(1) For tax purposes, a portion of each of the dividends declared on December 13, 2007 and December 14, 2006 was treated as a dividend for stockholders in the subsequent year.

Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.  We have not established a minimum payout level for our common stock.  See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same levels in 2008 and thereafter.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional monthly cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 and, with our prior approval, in excess of $10,000.  At our discretion, shares of our common stock purchased under the DRSPP may be acquired at discounts of up to 5% from the prevailing market price at the time of purchase.  BNY Mellon Shareowner Services is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent.  Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.melloninvestor.com or from our website at www.mfa-reit.com.  During 2007, we sold 978,086 shares of common stock through the DRSPP generating net proceeds of $8.1 million.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may publicly offer and sell, from time to time, shares of our common stock through Cantor Fitzgerald & Co. (or Cantor) in privately negotiated and/or at-the-market transactions.  During 2007, we issued 3,206,000 shares of common stock in at-the-market transactions through our CEO Program, raising cash proceeds of $23,891,416 million, net of fees and commissions of $557,119 paid to Cantor in connection with these transactions.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2004, we adopted the 2004 Equity Compensation Plan (or the 2004 Plan), as approved by our stockholders.  The 2004 Plan amended and restated our Second Amended and Restated 1997 Stock Option Plan.  (For a description of the 2004 Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	962,000	$9.33	1,918,125
Equity compensation plans not approved by security holders	-	-	-
Total	962,000	$9.33	1,918,125

Item 6.  Selected Financial Data.

Set forth below is our selected financial data which should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.

	For the Year Ended December 31,
Operating Data:	2007	2006	2005	2004	2003
(In Thousands, Except per Share Amounts)
Interest and dividends on securities	$380,170	$216,871	$235,798	$174,957	$119,612
Interest income on short-term cash investments	4,493	2,321	2,921	807	746
Interest income on income notes	158	-	-	-	-
Interest expense	(321,305)	(181,922)	(183,833)	(88,888)	(56,592)
Net (loss) gain on sale of investment securities (1)	(21,793)	(23,113)	(18,354)	371	(265)
Net loss on early termination of Swaps	(384)	-	-	-	-
Other-than-temporary impairment on investment securities (1)	-	-	(20,720)	-	-
Other income (2)	2,060	2,264	1,811	1,675	1,346
Operating and other expenses	(13,446)	(11,185)	(10,829)	(10,622)	(8,295)
Income from continuing operations	29,953	5,236	6,794	78,300	56,552
Discontinued operations, net	257	3,522	(86)	(227)	1,296
Net income	$30,210	$8,758	$6,708	$78,073	$57,848
Preferred stock dividends	8,160	8,160	8,160	3,576	-
Net income (loss) to common stockholders	$22,050	$598	$(1,452)	$74,497	$57,848
Earnings (loss) per common share from continuing operations – basic and diluted	$0.24	$(0.03)	$(0.02)	$0.98	$1.05
Earnings per common share from discontinued operations – basic and diluted	$-	$0.04	$-	$-	$.02
Earnings (loss) per common share, basic and diluted	$0.24	$0.01	$(0.02)	$0.98	$1.07
Dividends declared per share of common stock (3)	$0.415	$0.210	$0.405	$0.960	$1.090
Dividends declared per share of preferred stock	$2.125	$2.125	$2.125	$1.440	$-

	At December 31,
Balance Sheet Data:	2007	2006	2005	2004	2003
(In Thousands)
MBS	$8,301,183	$6,340,668	$5,714,906	$6,777,574	$4,372,718
Total assets	8,605,859	6,443,967	5,846,917	6,913,684	4,564,930
Repurchase agreements	7,526,014	5,722,711	5,099,532	6,113,032	4,024,376
Preferred stock, liquidation preference (4)	96,000	96,000	96,000	96,000	-
Total stockholders’ equity	927,263	678,558	661,102	728,834	484,958

(1)
During 2007, we selectively sold $844.5 million of Agency and AAA rated MBS, resulting in a realized net loss of $21.8 million. These sales were primarily made in the third quarter of 2007. Beginning in the fourth quarter of 2005 through the second quarter of 2006, we reduced our asset base through a strategy under which we, among other things, sold our higher duration and lower yielding MBS. During 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. For 2005, the repositioning involved the sale of $564.8 million of MBS, which resulted in an $18.4 million loss on sale, and an impairment charge of $20.7 million against certain MBS with an amortized cost of $842.2 million.

(2)	Results of operations for real estate sold has been reclassified to discontinued operations for each of the prior periods presented.

(3)
We generally declare dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend which is typically declared during the fourth calendar quarter for tax purposes.

(4)
Reflects the aggregate liquidation preference on the 3,840,000 outstanding shares of our 8.50% Series A Cumulative Redeemable preferred stock, par value $0.01. Our preferred stock is redeemable exclusively at our option at $25.00 per share plus accrued interest and unpaid dividends (whether or not declared) commencing on April 27, 2009. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. From the date of our original issuance in April 2004 through December 31, 2007, we have paid full quarterly dividends on our preferred stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

At December 31, 2007, 99.7% of our assets consisted of Agency MBS, AAA rated MBS, MBS-related receivables, cash, cash equivalents and restricted cash.  In addition, at December 31, 2007, we held a 100% indirect interest a multi-family apartment property and $7.9 million of Non-Agency MBS and other securities rated below AAA or unrated (none of which were backed by subprime collateral).  Through wholly-owned subsidiaries, we also provide third-party investment advisory services.

Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

The results of our business operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, MBS in the market place.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve, borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with ARMs exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.  In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches.  Over the last consecutive eight quarters, ending with December 31, 2007, the CPR on our MBS portfolio has ranged from a low of 13.4% to a high of 26.4%, with an average quarterly CPR of 21.8%.  Our premium amortization, which reduces the yield earned on our MBS, is impacted by the amount of our purchase premiums relative to our MBS investments and is also affected by the speed at which our MBS prepay.  At December 31, 2007, we had net purchase premiums of $101.6 million, or 1.2% of current par value, compared to $98.8 million of net purchase premiums, or 1.6% of par balance, at December 31, 2006.

During each of the last three quarters of the year ended December 31, 2007, our CPR declined.  We believe that our investments in 7/1 and 10/1 MBS, which have longer fixed-rate periods (i.e., seven years for a 7/1 and 10 years for a 10/1), weakness in the housing market and the tightening of underwriting standards on mortgage loans contributed to reducing the speed at which our MBS prepay.  As of December 31, 2007, assuming a 20% CPR, which approximates the speed at which we estimate that our MBS will prepay over time, approximately 31.3% of our MBS assets were expected to reset or prepay during the next 12 months, with a total of 84.6% expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 33 months.  Our repurchase agreements, extended on average approximately 23 months, including the impact of Swaps, resulting in an asset/liability mismatch of approximately 10 months, assuming a 20% CPR, at December 31, 2007.

The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis:

	CPR
Quarter Ended	2007	2006
December 31	13.4%	26.0%
September 30	18.1	26.4
June 30	22.5	26.1
March 31	23.8	24.4

The ARMs collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are fixed typically fixed for three to ten years and, thereafter, generally adjust annually to an increment over a specified interest rate index and, to a lesser extent, adjustable-rate mortgage loans, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.  The following table presents information about the interim and lifetime caps on our ARM-MBS portfolio at December 31, 2007.

Lifetime Caps on ARM-MBS		Interim Interest Rate Caps on ARM-MBS
	% of Total		% of Total
8.0% to 10.0%	9.1%	1.0%	2.6%
>10.0% to 12.0%	80.2	2.0% and 3.0%	5.3
>12.0% to 15.0%	10.7	5.0% and 6.0%	86.5
	100.0%	8.5% to 13.1%	5.6
			100.0%

It is our business strategy to hold our investment securities, primarily comprised of MBS, as long-term investments.  As such, on at least a quarterly basis, we assess both our ability and intent to continue to hold each of our investment securities.  As part of this process, we monitor our investment securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.  At December 31, 2007, we had net unrealized gains of $29.2 million on our investment securities portfolio, comprised of gross unrealized gains of $48.6 million and gross unrealized losses of $19.4 million.  We expect to hold our investment securities which were in an unrealized loss position at December 31, 2007 until such time that we recover such losses or until maturity.

During 2007, as part of our hedging strategy, we: (i) entered into 106 new Swaps with an aggregate notional amount of $3.965 billion; (ii) had Swaps with an aggregate notional amount of $841.1 million expire and (iii) terminated six Swaps with an aggregate notional amount of $305.2 million, in connection with the satisfaction of the repurchase agreements that such Swaps hedged, and realized a net loss of $384,000.  We paid a weighted average fixed rate of 4.97% on our Swaps and received a variable rate of 5.20% for the year ended December 31, 2007.  Our Swaps resulted in a net reduction of interest expense of $6.5 million, or ten basis points, for the year ended December 31, 2007.  At December 31, 2007, we had repurchase agreements of $7.526 billion and Swaps with an aggregate notional amount of $4.628 billion.  During the year ended December 31, 2007, we received payments of approximately $327,000 on our Caps and recognized $278,000 of Cap premium amortization.  During 2007, we did not purchase any Caps and had all of our remaining Caps with $150.0 million notional amount expire.  (See Note 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

On February 12, 2008, MFResidential Investments, Inc., a newly-organized Maryland corporation (or MFResidential), filed its initial registration statement on Form S-11 with the SEC.  MFResidential’s business strategy will be to invest primarily, on a leveraged basis, in residential MBS, residential mortgage loans and other real estate-related financial assets.  MFResidential will be externally managed by one of our subsidiaries, for which we will, indirectly, be entitled to receive management fee income pursuant to a written management agreement.  In addition, in connection with its initial public offering, we have agreed to make an investment in MFResidential and/or its operating partnership subsidiary equal in the aggregate to 9.8% of the outstanding shares of common stock of MFResidential after giving effect to such offering.  In addition, we will continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

The interest rates on our ARM-MBS reset based upon the benchmark interest rates to which they are indexed.  At December 31, 2007, our ARM-MBS were indexed as follows:  67.5% to 12-month LIBOR; 11.3% to 6-month LIBOR; 15.5% to the one-year CMT, 5.2% to the 12-month MTA and 0.5% to COFI.

The following table presents the quarterly average of certain benchmark interest rates during 2007 and 2006:

Year	Quarter Ended	30-Day LIBOR	6-Month LIBOR	12-Month LIBOR	1-Year CMT	2-Year Treasury	10-Year Treasury
2007	December 31	4.60%	4.60%	4.22%	3.34%	3.05%	4.03%
	September 30	5.12	5.13	4.90	4.05	3.96	4.58
	June 30	5.32	5.39	5.43	4.91	4.88	5.03
	March 31	5.32	5.33	5.22	4.90	4.58	4.65

2006	December 31	5.33%	5.37%	5.30%	4.99%	4.74%	4.63%
	September 30	5.35	5.49	5.51	5.09	4.93	4.89
	June 30	5.09	5.34	5.45	5.02	4.99	5.07
	March 31	4.61	4.91	5.04	4.64	4.59	4.57

Market Conditions

During 2007, concerns about increased mortgage delinquencies led investors to question the underlying risk and value of MBS across the ratings spectrum.  Since the beginning of July, banks, brokers and insurers have announced many billions in losses from exposure to the U.S. mortgage credit market.  These losses have reduced financial industry capital and have led to reduced liquidity.  This reduced liquidity has in turn led to forced asset sales providing attractive spread investment opportunities for MFA.

From September 18, 2007 to December 31, 2007, the Federal Reserve (or the Fed) decreased the target federal funds rate on three occasions, by an aggregate of 100 basis points from 5.25% to 4.25%.  Beginning in the latter part of the third quarter of 2007, spreads on MBS, relative to our cost of funding, widened.  We took advantage of these market conditions by raising additional capital.  From September 12, 2007 through December 31, 2007, we raised aggregate net proceeds of $277.1 million from the issuance of approximately 38.0 million shares of our common stock in three separate public offerings.  We invested the net cash proceeds, on a leveraged basis, in Agency ARM-MBS, with initial fixed rate periods ranging from three to ten years (i.e., 3/1 through 10/1 Hybrid ARMs).  On January 16, 2008, we announced a public offering of our common stock, which settled on January 23, 2008.  Through this offering, we raised net proceeds of $253.0 million from the issuance of approximately 28.8 million shares of our common stock.

On January 30, 2008, following a 75 basis point inter-meeting rate cut the previous week, the Fed lowered the target federal funds rate an additional 50 basis points to 3.00%.  The investment of the proceeds from our equity offerings, on a leverage basis, along with our reduced funding costs due to declines in interest rates should lead to increased spreads in the first quarter of 2008.

At December 31, 2007, our MBS portfolio was $8.301 billion, compared to $6.341 billion at December 31, 2006.  Our leverage ratio, as measured by assets-to-equity, was 9.3 to 1 at December 31, 2007 compared to 9.5 to 1 at December 31, 2006.  (See Notes 9(c) and 9(d) to the consolidated financial statements, included under Item 8.)

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For 2007, we had net income available to our common stockholders of $22.1 million, or $0.24 per common share, compared to net income of $598,000, or $0.01 per share, for 2006.  During 2007 and 2006, we repositioned our MBS portfolio, realizing net losses on the sale of MBS of $21.8 million and $23.1 million, respectively.  In addition, our 2006 net income was positively impacted by the net results of our discontinued operations, which was comprised of a net gain realized on the sale of two multi-family apartment properties net of such properties’ operating losses.

Interest income on our investment securities portfolio for 2007 increased by $163.4 million, or 75.4%, to $380.3 million compared to $216.9 million for 2006.  This increase in interest income reflects the growth in, and an increase in the yield earned on, our MBS portfolio.  Our MBS yield was positively impacted by purchases of higher yielding 7/1 and 10/1 MBS and the repositioning of our portfolio in response to market conditions, whereby, in addition to reducing our non-Agency MBS concentration, we sold lower yielding, longer duration Agency MBS.  Excluding changes in market values, our average investment in MBS increased by $2.142 billion, or 45.2%, to $6.887 billion for 2007 from $4.744 billion for 2006.  The net yield on our MBS portfolio increased to 5.52% for 2007 from 4.57% for 2006.  This increase primarily reflects a 66 basis point increase in the gross yield on the MBS portfolio to 6.11% for 2007 from 5.45% for 2006 and a 27 basis point reduction in the cost of net premium amortization.  The cost of our premium amortization decreased to 41 basis points for 2007 from 68 basis points for 2006.  This decrease in the cost of our premium amortization during 2007 reflects a decrease in the average CPR experienced on our portfolio to 19.1% for 2007 from 25.7% for 2006 as well as a decrease in the average purchase premium on our MBS portfolio to 1.4% for 2007 from 1.8 % for 2006.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Year	Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization		Cost of Delay for Principal Receivable	Net Yield
2007	December 31	6.12%	(0.25)%		(0.14)%	5.73%
	September 30	6.12	(0.38)		(0.16)	5.58
	June 30	6.09	(0.50)		(0.19)	5.40
	March 31	6.11	(0.55)		(0.21)	5.35

2006	December 31	6.04%	(0.64)%		(0.22)%	5.18%
	September 30	5.74	(0.70)		(0.21)	4.83
	June 30	5.16	(0.76)		(0.19)	4.21
	March 31	4.86	(0.64	) (1)	(0.18)	4.04

(1) The cost of net premium amortization for the quarter ended March 31, 2006 was lower as a result of a $20.7 million impairment charge taken against certain MBS at December 31, 2005.  This impairment charge resulted in a new cost basis for the MBS that were identified as impaired which reduced our purchase premiums on these assets, which in turn reduced our purchase premium amortization as they were sold or prepaid.  During the quarter ended March 31, 2006, we sold all of the MBS that were identified as impaired.

Interest income from our cash investments increased by $2.2 million to $4.5 million for 2007 from $2.3 million for 2006.  Our average cash investments increased by $43.4 million to $93.4 million for 2007 compared to $50.0 million for 2006 and yielded 4.81% for 2007 compared to 4.65% for 2006.  In general, we manage our cash investments relative to our investing, financing, operating requirements, investment opportunities and current and anticipated market conditions.  During the third quarter ended September 30, 2007, our yield on cash investments began to decline, in line with declining market interest rates.  We expect that the yield on our cash investments will continue to follow the direction of Fed changes to the target federal funds rate.

Our borrowings under repurchase agreements increased as we leveraged equity capital raised during 2007 to grow our MBS portfolio.  Our average repurchase agreements for 2007 increased by $2.141 billion, or 52.4%, to $6.229 billion from $4.088 billion for 2006.  We experienced a 71 basis point increase in our effective cost of borrowing to 5.16% for 2007 from 4.45% for 2006.  This increase in rate paid on our borrowings reflects the higher market rates paid on incremental borrowings and repurchase agreements that matured during 2007.  Our Hedging Instruments reduced the cost of our borrowings by $6.6 million, or ten basis points, for 2007 and $5.2 million, or 13 basis points, for 2006.  Our interest expense for 2007 increased by 76.6% to $321.3 million, from $181.9 million for 2006, reflecting an increase in the amount of, and interest rate paid on, our borrowings.

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap, such that the interest rate on our hedged repurchase agreements will not decrease in connection with the recent decline in market interest rates, but rather will remain at the fixed Swap rate over the term of the Swap.  At December 31, 2007, we had repurchase agreements of $7.526 billion and Swaps with an aggregate notional amount of $4.628 billion which had a weighted average fixed pay rate of 4.83% and a weighted average remaining term of 30 months.  The remainder of our repurchase agreements, which are not hedged, had a weighted average term to maturity of 15 months at December 31, 2007.  (See Notes 2(n) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

For 2007, our net interest income increased by $26.2 million, or 70.4%, to $63.5 million, from $37.3 million for 2006.  This increase reflects the growth in our interest-earning assets, an increase in the yield on our MBS and an improvement in our net interest spread as MBS yields relative to our cost of funding widened.  For 2007, our net interest spread and margin increased to 0.35% and 0.91%, respectively, from 0.12% and 0.78%, respectively, for 2006.  The following table presents quarterly information regarding our net interest spread and net interest margin (which is net interest income divided by interest-earning assets) for the quarters presented.

For the Quarter Ended	Net Interest Spread	Net Interest Margin
December 31, 2007	0.65%	1.22%
September 30, 2007	0.36%	0.90%
June 30, 2007	0.20	0.74
March 31, 2007	0.16	0.73
December 31, 2006	0.08	0.72

The following table presents information regarding our average balances, interest income and expense, yields on interest earning assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Cash, Cash Equivalents and Restricted Cash	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
December 31, 2007	$7,681,065	$109,999	$196,344	$112,284	5.70%	$6,975,521	$88,881	5.05%	$23,403
September 30, 2007	6,852,994	95,590	90,006	96,716	5.57	6,225,695	81,816	5.21	14,900
June 30, 2007	6,696,979	90,392	51,160	91,026	5.39	6,051,209	78,348	5.19	12,678
March 31, 2007	6,300,491	84,347	34,443	84,795	5.35	5,647,700	72,260	5.19	12,535
December 31, 2006	5,469,461	70,836	52,412	71,480	5.18	4,833,897	62,114	5.10	9,366
(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

For 2007, we had a net other loss of $20.1 million compared to a net other loss of $20.8 million for 2006.  Our net other losses for both periods were primarily comprised of losses realized on sales of our MBS.  During 2007, we realized losses of $21.8 million on sales of Agency and AAA rated MBS, which primarily occurred during the third quarter of 2007.  As a result of these sales, we decreased the size of our non-Agency MBS portfolio and positively impacted the spreads earned on our MBS portfolio by disposing of lower-yielding Agency MBS acquired prior to 2006.  During 2006, we realized a net loss of $23.1 million on sales of MBS, as a result of the repositioning of our MBS portfolio.

During 2007, we realized a net loss of $384,000 on the early termination of six Swaps, which had an aggregate notional amount of $305.2 million, upon the satisfaction of the repurchase agreements that such Swaps hedged.  We earned $424,000 and $724,000 in advisory fees during 2007 and 2006, respectively, which are included in miscellaneous other income, net.  Revenue from our real estate investment remained relatively flat at approximately $1.6 million.  (See Note 6(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

For 2007, we had operating and other expenses of $13.4 million, including real estate operating expenses and mortgage interest totaling $1.8 million attributable to our one remaining real estate investment.  For 2007, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $11.7 million, or 0.17% of average assets, compared to $9.6 million, or 0.20% of average assets, for 2006.  Our expenses as a percentage of our average assets decreased, as we grew our average assets by leveraging our existing and new equity capital during 2007.  The cost of our compensation and benefits increased by $890,000 for 2007 compared to the 2006, reflecting an increase in compensation to existing employees and our additional hires.  Our compensation expense of $6.6 million for 2007 included aggregate non-cash share-based expenses of $512,000, compared to $539,000 for 2006.  (See Note 12 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  Our other general and administrative expenses for 2007 were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the SOX Act, office rent, corporate insurance, Board fees and miscellaneous other operating costs.  The increase in our other general and administrative expense for 2007 to $5.1 million from $3.8 million for 2006, primarily reflects the cost of our additional office space as we grew and the renewal of our existing lease at our headquarters at current market rates commencing with the second quarter of 2007.

For 2007, we recognized $257,000 of income from discontinued operations related to a reduction of the $1.8 million built-in-gains tax of recognized on the sale of the Greenhouse, a 128-unit multi-family apartment building in Omaha, Nebraska, during 2006.  During 2006, we reported income of $3.5 million from discontinued operations, or $0.04 per common share, which primarily reflected a net gain of $4.4 million realized on sales of two real estate properties and related prepayment penalties of $712,000 incurred on the satisfaction of the mortgages secured by those properties.  The loss of $198,000 from discontinued operations for 2006 reflected the reclassified net results of operations for the two properties sold during such year.  (See Notes 2(h) and 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

In accordance with applicable GAAP, revenues and expenses for our indirect interests in properties classified as held-for-sale or sold have been reported on a net basis as a component of discontinued operations, for each of the periods presented.  (See Notes 2(h) and 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

For 2006, we had net income available to our common stockholders of $598,000, or a $0.01 per common share, compared to a net loss of $1.5 million, or $(0.02) per share, for 2005.  Both 2006 and 2005 were transitional years that resulted in net losses from the repositioning of our MBS portfolio.  As a result of our repositioning, we realized net losses of $23.1 million on the sale of MBS during 2006 and, recognized an aggregate loss of $39.1 million, comprised of an $18.4 million loss on the sale of MBS and an impairment charge of $20.7 million, during 2005.  Our 2006 net income was positively impacted by a net gain realized on the sale of two multi-family apartment properties, which is a component of discontinued operations.  For 2006, discontinued operations, which was primarily comprised of the net gain on the sales of the two properties, increased our earnings by $3.5 million, or $0.04 per common share.  Results from discontinued operations were not meaningful for 2005.

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

Interest income from our cash investments, comprised of money market/sweep accounts, decreased by $600,000 to $2.3 million for 2006 from $2.9 million for 2005.  While our yield on cash investments increased to 4.65% for 2006, compared to 3.17% for 2005, reflecting market increases in short-term interest rates, our average investment in cash investments decreased to $50.0 million for 2006 compared to $92.0 million for 2005.  In general, we manage our cash investments relative to our investing, financing and operating requirements and investment opportunities.

Our interest expense for 2006 decreased by 1.0% to $181.9 million, from $183.8 million for 2005.  This decrease in interest expense for 2006 reflects the reduction in our borrowings, which was partially offset by an increase in the rate paid on our borrowings.  Our borrowings declined as a result of a reduction of our assets and liabilities during the period beginning in the fourth quarter of 2005 through the second quarter of 2006.  Our average liability under repurchase agreements for 2006 was $4.088 billion, compared to $6.103 billion for 2005, while our cost of borrowings increased to 4.45% for 2006, from 3.01% for 2005.  This increase in our cost of borrowings reflects the increase in short-term market interest rates.  Our Hedging Instruments decreased the cost of our borrowings by $5.2 million, or 13 basis points for 2006, while such instruments increased our cost of borrowings by $1.2 million, or two basis points for 2005.  (See Notes 2(n) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

During 2006, we had operating and other expenses of $11.2 million, including real estate operating expenses and mortgage interest of $1.6 million attributable to our remaining real estate investment.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  For 2006, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $9.6 million, or 0.20% of average assets, compared to $9.2 million, or 0.13% of average assets, for 2005.  Our compensation expense of $5.7 million included a non-cash share-based expense of $539,000, of which $374,000 represented the vesting of stock options and $165,000 was for restricted stock granted during 2006.  The increase in our expenses as a percentage of our average assets for 2006 reflects the decrease in the size of our average assets resulting from our MBS sales during 2006.  Other general and administrative expenses, which were $3.8 million for 2006 compared to $3.7 million for 2005, are comprised primarily of the cost of professional services, including auditing and legal fees, and include the cost of complying with the provisions of the SOX Act, corporate insurance, office rent, Board fees and miscellaneous other operating overhead.

During 2006, we reported income of $3.5 million from discontinued operations, or $0.04 per common share, which primarily reflects a net gain of $4.4 million realized on sales of two real estate properties and related prepayment penalties of $712,000 we incurred on the satisfaction of the mortgages secured by those properties.  The loss of $198,000 from discontinued operations reflects the reclassified net results of operations for the two properties sold during 2006.  (See Notes 2(h) and 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

CRITICAL ACCOUNTING POLICIES

Our management has the obligation to ensure that our policies and methodologies are in accordance with GAAP.  During 2007, management reviewed and evaluated our critical accounting policies and believes them to be appropriate.

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

Classifications of Investment Securities and Valuations of Such Securities

Our investments in securities, primarily comprised of Agency and AAA rated MBS, are classified as available-for-sale securities, as discussed in Note 2(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.  Although all of our MBS are carried on the balance sheet at their estimated fair value, the classification of the securities as available-for-sale results in changes in the estimated fair value being recorded as adjustments to accumulated other comprehensive income/(loss), which is a component of stockholders’ equity, rather than through earnings.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

As noted above, all of our MBS are carried on the balance sheet at their estimated fair value.  The estimated fair values of such assets are based on prices obtained from a third-party pricing service; if pricing is not available for a particular security from the pricing service, the average of broker quotes received for such security is used to determine the estimated fair value of such security.  Given that our securities generally trade in an active market, we believe that the estimated market values presented reflect the estimated fair market value of our securities at the time of valuation.

When the estimated fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security.  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current estimated fair value, with the amount of impairment charged against earnings.  The determination of other-than-temporary impairment is a subjective on-going process, and different judgments and assumptions could affect the timing and amount of losses realized.  (See Note 2(e) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

In accordance with FAS 133, a derivative, which is designated as a hedge, is recognized as an asset/liability and measured at estimated fair value.  To qualify for hedge accounting, we must, at inception of a hedge, anticipate and document that the hedge will be highly effective.  As long as the hedge remains effective, changes in the estimated fair value of the Hedging Instrument are included in accumulated other comprehensive income, a component of stockholders’ equity.

To determine the estimated fair value of our Hedging Instruments, which were entirely comprised of Swaps at December 31, 2007, we received a valuation from each Swap counterparty.  These Swap valuations approximate the amounts which we would pay or receive if we terminated the Swap at such date.  We independently review the valuations we receive from our counterparties for reasonableness relative to the forward curve to verify that the amount at which the Swap could be settled approximates its fair value.

No premium is paid to enter into Swaps.  Net payments received on our Swaps, if any, offset interest expense on our hedged liabilities; while net payments made by us on our Swaps, if any, increase our interest expense on our hedged liabilities.

In order to continue to qualify for and to apply hedge accounting, our Hedging Instruments are documented at inception and are monitored, on a quarterly basis, to determine whether they continue to be effective or, if prior to the commencement of the active period, whether the hedge is expected to be effective.  If during the term of a Hedging Instrument we determine that the hedge is not effective or that the hedge is not expected to be effective, the ineffective portion of the hedge will no longer qualify for hedge accounting and, accordingly, subsequent changes in the fair value of such Hedging Instrument would be reflected in earnings.  At December 31, 2007, we had 131 Swaps with an aggregate notional amount of $4.628 billion with net unrealized losses of $99.7 million, comprised of gross unrealized losses of $99.8 million and gross unrealized gains of $103,000.  The Company had no Caps at December 31, 2007.  (See Notes 2(n) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

Accounting for Stock-Based Compensation

We account for our equity based compensation on a fair value basis in accordance with FAS No. 123R, “Share-Based Payment,” (or FAS 123R).  We expense our equity based compensation awards over the vesting period of such awards using the straight-line method, based upon the estimated fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(j) and 12(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Estimating the fair value of stock options requires that we use a model to value such options.  We use the Black-Scholes-Merton option model to value our stock options.  There are limitations inherent in this model, as with all other models currently used in the market place to value stock options, as they typically were not designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that we issue.  We make significant assumptions in order to determine our option value, all of which are subjective.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market opportunities, proceeds from capital market transactions.  We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS, make dividend payments on our capital stock, fund our operations and to make other investments that we consider appropriate.  Based upon market conditions, we may also use cash to repurchase shares of our common stock pursuant to our stock repurchase program (or Repurchase Program).  We have not repurchased any shares of common stock since April 2006 and may suspend or discontinue our Repurchase Program at any time and without prior notice.

We employ a diverse capital raising strategy under which we may issue capital stock.  From September 2007 through December 31, 2007, we raised aggregate net proceeds of $277.1 million through the issuance of approximately 38.0 million shares of our common stock in three separate public offerings.  We used the net proceeds from these offerings to acquire additional high quality ARM-MBS, on a leveraged basis, and for working capital purposes.  In addition, during 2007, we issued 3.2 million shares of common stock pursuant to our CEO Program raising net proceeds of $23.9 million and approximately 978,000 shares of common stock pursuant to our DRSPP raising net proceeds of $8.1 million.  At December 31, 2007, we had the ability to issue an unlimited amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 8.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-8.

To the extent we raise additional equity capital from future capital market transactions, we currently anticipate using such cash proceeds to purchase additional MBS or other securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes.  We may also acquire additional interests in residential ARMs and/or other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  As such, all of our investment securities are designated as available-for-sale.  The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty.  During 2007, we received cash of $1.697 billion from prepayments and scheduled amortization on our investment securities and sold 32 MBS, generating net proceeds of $844.5 million.  Since our MBS are generally financed with repurchase agreements, a significant portion of the proceeds from our MBS sales, prepayments and scheduled amortization were used to repay balances under our repurchase agreements.  During the year ended December 31, 2007, we purchased $4.492 billion of investment securities, primarily comprised of ARM-MBS, primarily using proceeds from repurchase agreements, cash raised from the sale of our common stock and existing cash.

Borrowings under repurchase agreements were $7.526 billion at December 31, 2007, compared to $5.723 billion at December 31, 2006.  At December 31, 2007, our assets-to-equity ratio was 9.3 to 1.  At December 31, 2007, we had master repurchase agreements with 19 separate counterparties, had amounts outstanding under repurchase agreements with 18 of such counterparties and had available capacity under our credit limits with respect to our repurchase agreements.

During 2007, we paid cash dividends of $8.2 million on shares in our preferred stock and $29.3 million on our common stock.  In addition, on December 13, 2007, we declared our fourth quarter 2007 dividend on our common stock, which totaled $17.8 million and was paid on January 31, 2008 to stockholders of record on December 31, 2007.

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., initiate a margin call).  Margin calls result from a decline in the value of the MBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such MBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting our MBS and other market factors.  To cover a margin call, we may pledge additional securities or cash.  At the time one of our repurchase agreement matures, cash on deposit as collateral (i.e., restricted cash), if any, would generally be applied against the repurchase agreement balance, thereby reducing the amount borrowed.  In addition, we are required to pledge MBS or cash as collateral against our Swaps.  At December 31, 2007, we had $79.9 million of MBS and $4.5 million of restricted cash pledged as collateral against our Swaps, which had notional amount of $4.628 billion.  As interest rates decline, the value of our Swaps generally decreases, resulting in margin calls.  We believe that we will be able to meet our Swap margin calls.  Cash collateral on Swaps and repurchase agreements is held in interest-bearing deposit accounts with lenders, and is reported on our balance sheet as “restricted cash”.  Collateral pledged against Swaps is returned to us when margin requirements are exceeded or when a Swap is terminated or expires.

Through December 31, 2007, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral.  At December 31, 2007, we had MBS with a fair value of $254.2 million that were not pledged as collateral and $234.4 million of cash.  We believe that we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal amounts due on our repurchase agreements, non-cancelable office leases and the mortgage loan on the property held by our real estate subsidiaries at December 31, 2007:

(In Thousands)	2008	2009	2010	2011	2012	Thereafter
Repurchase agreements	$6,079,078	$1,162,935	$75,901	$208,100	$-	$-
Mortgage loan	153	166	209	8,934	-	-
Long-term lease obligations	1,069	1,079	1,099	1,115	1,183	6,158
	$6,080,300	$1,164,180	$77,209	$218,149	$1,183	$6,158

Note:  The above table does not include interest due on our repurchase agreements, Swaps, or mortgage loan.

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

FORWARD LOOKING STATEMENTS

When used in this annual report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates.  In measuring our repricing gap (i.e., the weighted average time period until our ARM-MBS are expected to prepay or reprice less the weighted average time period for liabilities to reprice (or Repricing Gap)), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters ended December 31, 2007, the monthly CPR on our MBS portfolio ranged from a high of 26.4% experienced during the quarter ended September 30, 2006 to a low of 13.4% experienced during the quarter ended December 31, 2007, with an average quarterly CPR of 21.8%.

The following table presents information at December 31, 2007 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR, 20% CPR and 25% CPR.

CPR		Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0	% (2)	59	23	36
15%		38	23	15
20%		33	23	10
25%		28	23	5

(1)	Reflects the effect of our Swaps.
(2)	Reflects contractual maturities, which does not consider any prepayments.

At December 31, 2007, our financing obligations under repurchase agreements had remaining contractual terms of approximately five years or less.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  However, our Swaps in effect lock-in a fixed rate of interest over the term of each of our Swaps on a corresponding portion of our repurchase agreements.  At December 31, 2007, we had repurchase agreements of $7.526 billion hedged with $4.628 billion of Swaps that had weighted average fixed-pay rate of 4.83% and extended an average of 30 months.

We use Swaps as part of our interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which are typically priced off of LIBOR.  During 2007, our Swaps reduced our borrowing costs by $6.5 million, or 10 basis points.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.

The interest rates for most of our adjustable-rate assets are primarily dependent on LIBOR, the CMT rate or the MTA rate, while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At December 31, 2007, we had 78.8% of our ARM-MBS repricing from LIBOR (of which 67.5% repriced based on 12-month LIBOR and 11.3% repriced based on six-month LIBOR), 15.5% repricing from the one-year CMT index, 5.2% repricing from MTA and 0.5% repricing from COFI.

Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly than the repricing of our assets.  Therefore, on average, our cost of borrowings may rise or fall more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period.  A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results.  As presented in the following table, at December 31, 2007, we had a positive gap of $287.0 million in our less than three month category.  The following gap analysis is prepared assuming a 20% CPR; however, actual future prepayment speeds could vary significantly.  The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indices applicable to our assets and liabilities.  The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.  The notional amount of our Swaps is presented in the following table, as they fix the cost and repricing characteristics of a portion of our repurchase agreements.  While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts, presented in the table below, are not.

The following table presents our interest rate risk using the gap methodology applying a 20% CPR on MBS at December 31, 2007.

	Gap Table
	At December 31, 2007
	Less than 3 Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
(In Thousands)
Interest-Earning Assets:
ARM-MBS	$1,081,721	$1,518,486	$1,170,015	$974,247	$3,556,714	$8,301,183
Income notes	-	-	-	-	1,614	1,614
Cash and restricted cash	238,927	-	-	-	-	238,927
Total interest-earning assets	$1,320,648	$1,518,486	$1,170,015	$974,247	$3,558,328	$8,541,724

Interest-Bearing Liabilities:
Repurchase agreements	$5,661,178	$417,900	$1,270,736	$176,200	$-	$7,526,014
Mortgage Loans	-	-	-	-	9,462	9,462
Total interest-bearing liabilities	$5,661,178	$417,900	$1,270,736	$176,200	$9,462	$7,535,476

Gap before Hedging Instruments	$(4,340,530)	$1,100,586	$(100,721)	$798,047	$3,548,866	$1,006,248
Swaps, notional amount	$4,627,560	-	-	-	-	$4,627,560
Cumulative Difference Between Interest-Earnings Assets and Interest Bearing Liabilities after Hedging Instruments	$287,030	$1,387,616	$1,286,895	$2,084,942	$5,633,808

MARKET VALUE RISK

All of our investment securities are designated as “available-for-sale” assets.  As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity. (See Note 11 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  The estimated fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at December 31, 2007, these securities were primarily Agency MBS or AAA rated MBS, such changes in the estimated fair value of our MBS are generally not believed to be credit-related.  At December 31, 2007, we held $4.6 million of investment securities that were rated below AAA and $3.3 million of unrated securities.  Accordingly, to a limited extent, we are exposed to credit-related market value risk.  The following table presents information about our non-Agency investment securities (none of which were backed by subprime collateral) held at December 31, 2007.

	MBS Amortized Cost	Estimated Fair Value	Percent of Total	Weighted Average Price at December 31, 2007	Weighted Average Loan Age	Loan to Value at Origination	Weighted Average FICO at Origination (1)
(Dollars in Thousands)
Non-Agency MBS:
AAA rated	$431,379	$424,954	98.56%	98.83%	26 months	71%	734
AA rated	1,413	1,392	0.32	98.50	49 months	61	744
Single A & A - rated	986	967	0.22	97.75	49 months	61	744
BBB and BBB - rated	559	543	0.13	96.00	49 months	61	744
BB and below rated	1,512	1,646	0.38	91.56	34 months	71	730
Unrated	2,968	1,689	0.39	1.60 (2)	25 months	77	721
Total Non-Agency MBS	$438,817	$431,191	100.00%	98.80%	26 months	71%	734

(1) FICO, named after Fair Isaac Corp., is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness.
(2)  Includes an interest only net interest margin security which at December 31, 2007 had an amortized cost of 1.59% of the notional amount and an estimated market value of 1.67% of the notional amount.

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

Our assets which are pledged to secure repurchase agreements are typically high-quality MBS.  At December 31, 2007, we had cash and cash equivalents of $234.4 million and unpledged MBS of $254.2 million available to meet margin calls on our repurchase agreements and for other corporate purposes.  However, should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

PREPAYMENT AND REINVESTMENT RISK

Premiums paid on our investment securities are amortized against interest income and discounts are accreted to interest income as we receive principal payments (i.e., prepayments and scheduled amortization) on such securities.  Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such

MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  In general, purchase premiums on our investment securities, currently comprised primarily of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At December 31, 2007, the net premium on our investment securities portfolio for financial accounting purposes was $101.6 million (1.2% of the principal balance of MBS); while the net premium for income tax purposes was estimated at $98.8 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

TABULAR PRESENTATION

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Hedging Instruments, over the next 12 months based on the assets in our investment portfolio on December 31, 2007.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+ 1.00%	(7.56%)	(1.04%)
+ 0.50%	(2.49%)	(0.41%)
- 0.50%	0.47%	0.19%
- 1.00%	0.79%	0.15%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2007.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the table.

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

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.59 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.89).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Mortgage Investments, Inc.

We have audited the accompanying consolidated balance sheets of MFA Mortgage Investments, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Mortgage Investments, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations, its cash flows, and its comprehensive income for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MFA Mortgage Investments, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 12, 2008

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
(In Thousands, Except Per Share Amounts)
Assets:
Mortgage-backed securities (“MBS”), at fair value (including pledged MBS of $8,046,947 and $6,065,021 at December 31, 2007 and 2006, respectively, (Notes 3 and 7)	$8,301,183	$6,340,668
Income notes (Note 3)	1,614	-
Cash and cash equivalents	234,410	47,200
Restricted cash (Note 2d)	4,517	-
Interest receivable (Note 4)	43,610	33,182
Interest rate cap agreements (“Caps”), at fair value (Note 5)	-	361
Swap agreements (“Swaps”), at fair value (Note 5)	103	2,412
Real estate, net (Note 6)	11,611	11,789
Goodwill (Note 2f)	7,189	7,189
Prepaid and other assets	1,622	1,166
Total Assets	$8,605,859	$6,443,967

Liabilities:
Repurchase agreements (Note 7)	$7,526,014	$5,722,711
Accrued interest payable	20,212	23,164
Mortgage payable on real estate (Note 6)	9,462	9,606
Swaps, at fair value (Note 5)	99,836	1,893
Dividends and dividend equivalents payable (Note 9(b))	18,005	4,899
Accrued expenses and other liabilities	5,067	3,136
Total Liabilities	7,678,596	5,765,409

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at December 31, 2007 and 2006 ($96,000 aggregate liquidation preference) (Note 9)	38	38
Common stock, $.01 par value; 370,000 shares authorized; 122,887 and 80,695 issued and outstanding at December 31, 2007 and 2006, respectively (Note 9)	1,229	807
Additional paid-in capital, in excess of par	1,085,760	776,743
Accumulated deficit	(89,263)	(68,637)
Accumulated other comprehensive loss (Note 11)	(70,501)	(30,393)
Total Stockholders’ Equity	927,263	678,558
Total Liabilities and Stockholders’ Equity	$8,605,859	$6,443,967

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2006	2005
(In Thousands, Except Per Share Amounts)
Interest Income:
MBS income (Note 3)	$380,170	$216,871	$235,798
Interest income on short-term cash investments	4,493	2,321	2,921
Interest income on income notes	158	-	-
Interest Income	384,821	219,192	238,719

Interest Expense (Note 7)	321,305	181,922	183,833

Net Interest Income	63,516	37,270	54,886

Other Income:
Net loss on sale of MBS (Note 3)	(21,793)	(23,113)	(18,354)
Revenue from operations of real estate (Note 6)	1,638	1,556	1,460
Net loss on early termination of Swaps (Note 5)	(384)	-	-
Miscellaneous other income, net	422	708	351
Other-than-temporary impairment on MBS (Note 3)	-	-	(20,720)
Other Income (Loss)	(20,117)	(20,849)	(37,263)

Operating and Other Expense:
Compensation and benefits (Note 12)	6,615	5,725	5,505
Real estate operating expense and mortgage interest (Note 6)	1,764	1,617	1,673
Other general and administrative	5,067	3,843	3,651
Operating and Other Expense	13,446	11,185	10,829

Income from Continuing Operations	29,953	5,236	6,794

Discontinued Operations: (Note 6)
Gain on sale of real estate, net of tax	257	4,432	-
Loss from discontinued operations, net	-	(198)	(86)
Mortgage prepayment penalty	-	(712)	-
Income (Loss) from Discontinued Operations	257	3,522	(86)

Income Before Preferred Stock Dividends	30,210	8,758	6,708
Less: Preferred Stock Dividends	8,160	8,160	8,160
Net Income (Loss) to Common Stockholders	$22,050	$598	$(1,452)

Earnings (Loss) Per Share of Common Stock: (Note 10)
Earnings (loss) from continuing operations – basic and diluted	$0.24	$(0.03)	$(0.02)
Earnings from discontinued operations – basic and diluted	-	0.04	-
Earnings (loss) per share – basic and diluted	$0.24	$0.01	$(0.02)

Dividends declared per share of common stock (Note 9b)	$0.415	$0.210	$0.405

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2007		2006		2005
	Dollars	Shares	Dollars	Shares	Dollars	Shares
(In Thousands, Except Per Share Amounts)
Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 Per Share:
Balance at beginning of year	$38	3,840	$38	3,840	$38	3,840
Issuance of shares	-	-	-	-	-	-
Balance at end of year	38	3,840	38	3,840	38	3,840

Common Stock, Par Value $0.01:
Balance at beginning of year	807	80,695	801	80,121	820	82,017
Issuance of common stock	422	42,192	15	1,501	4	368
Repurchase of common stock	-	-	(9)	(927)	(23)	(2,264)
Balance at end of year	1,229	122,887	807	80,695	801	80,121

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	776,743		770,789		780,406
Issuance of common stock, net of expenses	308,506		11,103		2,994
Share-based compensation expense, excluding par	511		539		493
Repurchase of common stock	-		(5,688)		(13,104)
Balance at end of year	1,085,760		776,743		770,789

Accumulated Deficit:
Balance at beginning of year	(68,637)		(52,315)		(17,330)
Net income	30,210		8,758		6,708
Dividends declared on common stock	(42,231)		(16,920)		(33,533)
Dividends declared on preferred stock	(8,160)		(8,160)		(8,160)
Payments on dividend equivalent rights (“DERs”)	(445)		-		-
Balance at end of year	(89,263)		(68,637)		(52,315)

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(30,393)		(58,211)		(35,100)
Unrealized gains/(losses) on investment securities, net	60,227		30,733		(28,617)
Unrealized (losses)/gains on Caps, net	(83)		(342)		2,735
Unrealized (losses)/gains on Swaps	(100,252)		(2,573)		2,771
Balance at end of year	(70,501)		(30,393)		(58,211)

Total Stockholders’ Equity at year end	$927,263		$678,558		$661,102

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$30,210	$8,758	$6,708
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	22,143	25,245	18,364
Gains on sale of MBS	(350)	(2,132)	(10)
Losses on early termination of Swaps	627	-	-
Gains on early termination of Swaps	(243)	-	-
Other-than-temporary impairment recognized on MBS	-	-	20,720
Amortization of purchase premium on MBS, net of accretion of discounts	27,535	30,974	56,515
Amortization of premium cost for Caps	278	1,700	1,578
(Increase)/decrease in interest receivable	(10,428)	(8,984)	2,230
Decrease in receivable under the Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)	-	-	985
Depreciation and amortization on real estate, including discontinued operations	432	574	838
(Increase)/decrease in other assets and other	(467)	18	(65)
Increase/(decrease) in accrued expenses and other liabilities	2,176	(1,950)	2,475
(Decrease)/increase in accrued interest payable	(2,952)	(30,993)	25,806
Gain on sale of real estate included in discontinued operations	(257)	(6,660)	-
Loss on sale of real estate included in discontinued operations	-	408	-
Share-based compensation expense	511	539	493
Negative amortization on investments securities	(537)	(1,614)	(443)
Net cash provided by operating activities	68,678	15,883	136,194

Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	1,697,287	1,637,304	2,629,887
Proceeds from sale of MBS	844,480	1,843,659	617,152
Purchases of MBS and other investment securities	(4,492,460)	(4,128,466)	(2,308,134)
Proceeds from sale of real estate	-	23,534
Additions to leasehold improvements	(231)	-	-
Net cash (used)/provided by investing activities	(1,950,924)	(623,969)	938,905

Cash Flows From Financing Activities:
Increase in restricted cash	(4,517)	-	-
Principal payments on repurchase agreements	(43,374,020)	(21,101,718)	(19,571,976)
Proceeds from borrowings under repurchase agreements	45,177,323	21,724,897	18,558,476
Proceeds from terminations of Swaps	243	-	-
Payments made for terminations of Swaps	(627)	-	-
Proceeds from issuance of common stock	308,928	11,118	2,998
Dividends paid on preferred stock	(8,160)	(8,160)	(8,160)
Common stock repurchased	-	(6,127)	(12,697)
Dividends paid on common stock and DER payments	(29,570)	(16,079)	(47,646)
Principal payments on and satisfaction of mortgages from discontinued operations	(144)	(12,946)	(134)
Net cash provided/(used) by financing activities	2,069,456	590,985	(1,079,139)
Net increase/(decrease) in cash and cash equivalents	187,210	(17,101)	(4,040)
Cash and cash equivalents at beginning of period	47,200	64,301	68,341
Cash and cash equivalents at end of period	$234,410	$47,200	$64,301

Supplemental Disclosure of Cash Flow Information:
Interest paid	$332,566	$219,262	$159,050
Mortgage prepayment penalty paid – discontinued operations	$-	$712	$-
Built-in gains taxes (refunded)/paid on sales of real estate	$(91)	$1,320	$-
Noncash investing and financing activities:
Dividends and DERs declared and unpaid	$18,005	$4,899	$4,058

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2007	2006	2005
(In Thousands)
Net income before preferred stock dividends	$30,210	$8,758	$6,708
Other Comprehensive Income:
Unrealized gain/(loss) on investment securities arising during the period, net	49,352	6,165	(68,185)
Reclassification adjustment for net losses included in net income from MBS	10,875	24,568	39,568
Unrealized (loss)/gain on Caps arising during the period, net	(83)	(342)	2,735
Unrealized (loss)/gain on Swaps arising during the period, net	(100,252)	(2,573)	2,771
Comprehensive (loss)/income before preferred stock dividends	$(9,898)	$36,576	$(16,403)

Dividends on preferred stock	(8,160)	(8,160)	(8,160)
Comprehensive (Loss)/Income to Common Stockholders	$(18,058)	$28,416	$(24,563)

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization

MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual net taxable income to its stockholders, subject to certain adjustments.  (See Note 9(b).)

2.       Summary of Significant Accounting Policies

(a)                  Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

(b)                  MBS/Investment Securities
The Company’s investment securities are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”) or are rated AAA by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (“Rating Agencies”).  Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually.  To a lesser extent, the Company also holds investments in non-Agency MBS, mortgage-related securities and other investments that are rated below AAA.  At December 31, 2007, the Company held securities with a carrying value of $7.9 million rated below AAA, including unrated investment securities.  (See Note 3.)

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s investment securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income, a component of Stockholder’s Equity.  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  On December 31, 2005, the Company adopted the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”).  The application of the FASB Impairment Position resulted in the Company recognizing an other-than-temporary impairment charge of $20.7 million on December 31, 2005.  (See Note 2(e).)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest income on the Company’s securities rated below AAA, including unrated securities, is recognized in accordance with Emerging Issues Task Force (“EITF”) of FASB 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment is recognized as interest income under the effective yield method.  The Company reviews and, if appropriate, makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

(c)                  Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less.  The carrying amount of cash equivalents approximates their fair value.

(d)                  Restricted Cash
Restricted cash represents cash held in an interest-bearing account by Swap counterparties as collateral against the Company’s Swaps.  Swap collateral requirements vary by counterparty.  Restricted cash is not available to the Company for general corporate purposes, but may be applied to payments due to Swap counterparties or returned to the Company in the event that the collateral is in excess of the collateral requirements and/or at expiration of the Swap.  In addition, the Company may also pledge cash as collateral against its repurchase agreements.  The Company had no restricted cash held as collateral against any of its repurchase agreements at December 31, 2007 or 2006.  (See Note 5.)

(e)                  Other-Than-Temporary Impairment and Credit Risk
The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of hybrid and adjustable-rate MBS that are either (i) issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, or (ii) rated in one of the two highest rating categories by at least one nationally recognized rating agency.  The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS; (ii) residential mortgage loans; (iii) collateralized debt obligations and other related securities; (iv) real estate; (v) securities issued by REITs, limited partnerships and closed-end funds; (vi) high-yield corporate securities and other fixed income instruments (corporate or government); and (vii) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof.  At December 31, 2007, 91.9% of the Company’s assets consisted of Agency MBS and related receivables, 5.0% were MBS rated AAA by Standard & Poor’s Corporation, a nationally recognized rating agency, and related receivables and 2.8% were cash, cash equivalents and restricted cash; combined these assets comprised 99.7% of the Company’s total assets.  The Company’s remaining assets consisted of an investment in real estate, securities rated below AAA or unrated and other assets.

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

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.”  If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment's cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date.  Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value through earnings.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered impaired, or not impaired, is subjective and, therefore, constitute material estimates that are susceptible to significant change.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.  Upon implementing the FASB Impairment Position in 2005, the Company recorded an impairment charge of $20.7 million related to other-than-temporary impairments on certain MBS that the Company did not expect to hold until recovery of such impairment.  The Company had no other-than-temporarily impaired MBS at December 31, 2007 and did not recognize any impairment charges against its MBS portfolio during the years ended December 31, 2007 and 2006.  At December 31, 2005, the Company had MBS of $821.5 million on which an impairment charge had been made; all such MBS were sold during the first quarter of 2006, resulting in a net gain of $1.6 million reflecting the amount of market recovery subsequent to December 31, 2005, the impairment measurement date.  (See Note 3.)

Securities Rated Below AAA
Certain of the Company’s investment securities rated below AAA were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses.  The initial credit protection (i.e., discount) on these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and a write down of such security to a new cost basis could result.  The Company did not have any impairment charges against any of its securities rated below AAA during the three years ended December 31, 2007.  At December 31, 2007, the Company had $7.9 million, or 0.1% (i.e., 1/10 of 1%) of its assets, invested in investment securities rated below AAA or unrated.

(f)                  Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At December 31, 2007 and December 31, 2006, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of our common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually at the entity level.  Through December 31, 2007, the Company had not recognized any impairment against its goodwill.

(g)                  Real Estate
At December 31, 2007, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Notes 2(h) and 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are charged to expense in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(h)                  Real Estate Held-for-Sale/Discontinued Operations
The Company accounts for its real estate held-for-sale in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”).  Among other things, FAS 144 provides that a long-lived asset classified as held-for-sale shall: (i) not be depreciated while classified as held-for-sale; (ii) be measured at the lower of its carrying amount or fair value less cost to sell; and (iii) result in a loss recognized for any initial or subsequent write-down to fair value less cost to sell or a gain recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.  A gain or loss, not previously recognized, that results from the sale of a long-lived asset shall be recognized at the date of sale.  In accordance with FAS 144, as amended by Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), revenues and expenses for the Company’s indirect interest in a property classified as held-for-sale or sold have been reclassified as discontinued operations, on a net basis for each of the periods presented.  This reclassification had no effect on the Company’s reported net income.  (See Note 6.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2006, the Company classified its indirect investment in Cameron at Hickory Grove Apartments, a 201-unit multi-family apartment complex in Charlotte, North Carolina (“Cameron”), as held-for-sale.  Upon the reclassification, Cameron was reviewed for impairment and it was determined that Cameron’s carrying value approximated its fair value less cost to sell.  The sale of Cameron during the fourth quarter of 2006 ultimately resulted in a net loss of $408,000.  In addition, a prepayment penalty of $577,000 was incurred on the satisfaction of the mortgage secured by such property.  (See Note 6.)

In accordance with FAS 144, the historical results of operations from Greenhouse and Cameron have been reclassified, on a net basis, as a component of discontinued operations.

(i)                  Repurchase Agreements
The Company finances the acquisition of its MBS through repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS.  In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to changes in market interest rates or other market conditions.  Through December 31, 2007, the Company had satisfied all of its margin calls.  (See Note 7.)

Original terms to maturity of the Company’s repurchase agreements range from one month to 60 months.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the estimated fair value of the collateral pledged to such lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At December 31, 2007, the Company had outstanding balances under repurchase agreements with 18 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company including interest payable and the fair value of the security pledged by the Company as collateral including accrued interest on such securities) to a single lender of $71.9 million, or 7.8% of stockholders’ equity.  (See Note 7.)

Prior to the first quarter of 2006, the Company had, in some cases, purchased MBS from a counterparty and subsequently financed the acquisition of these MBS through repurchase agreements, which financing was also collateralized by such MBS, with the same counterparty (a “Same Party Transaction”).  The Company recorded the acquisition of these MBS as assets and the related financings under repurchase agreements as liabilities on its consolidated balance sheets, with changes in the fair value of these MBS recorded in other comprehensive income, a component of stockholders’ equity.  The corresponding interest income earned on these MBS and interest expense incurred on the related repurchase agreements were reported gross on the Company’s consolidated statements of income.  At December 31, 2007, the Company had no Same Party Transactions.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, the FASB issued the exposure draft for FASB Staff Position (“FSP”) 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-d”), which addresses Same Party Transactions.  At the January 2008 meeting, the Board redeliberated significant issues relating to the proposed FSP and authorized the staff to proceed to a draft of a final FSP for vote.  Among other things, the FASB tentatively determined that the FSP should be effective for fiscal years beginning after November 15, 2008 and that early adoption is not permitted.  As such, the Company does not expect that the adoption of FSP 140-d, if adopted by the FASB in its current form will have any impact on the Company’s financial statements.

(j)                  Equity Based Compensation
The Company accounts for its stock-based compensation in accordance with FAS No. 123R, “Share-Based Payment,” (“FAS 123R”), which was adopted on January 1, 2006.  The adoption of FAS 123R did not have any impact, as the Company had applied the fair value method of accounting for stock based compensation since January 1, 2003, and its use of stock based compensation historically was not a key component of its compensation structure.  The Company uses the Black-Scholes-Merton option model to value its stock options.  There are limitations inherent in this model, as with all other models currently used in the market place to value stock options, as they typically have not been designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that are issued to certain employees.  Significant assumptions are made in order to determine the Company’s option value, all of which are subjective.  The fair value of the Company’s stock options are expensed using the straight-line method.

Pursuant to FAS 123R, compensation expense for restricted stock awards, restricted stock units (“RSUs”) and stock options is recognized over the vesting period of such awards, based upon the estimated fair value of such awards at the grant date.  DERs attached to such awards are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant, or at such time that there is no longer a risk of forfeiture.  A zero forfeiture rate is applied to the Company’s equity based awards, as such awards have been granted to a limited number of employees, (primarily long-term executives that have employment agreements with the Company) and forfeiture rates have been minimal.  Should information arise indicating that forfeitures may occur, the forfeiture rate would be revised and accounted for as a change in estimate.  Grantees are not required to return the dividends or DERs if their awards do not vest, accordingly, payments made on instruments that ultimately do not vest are recognized as additional compensation expense at the time an award is forfeited.  There were no forfeitures of any equity based compensation awards during the three years ended December 31, 2007, and 125,000 options expired unexercised during the year ended December 31, 2005.  (See Note 12.)

(k)                  Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income available to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and RSUs outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.  (See Note 10.)

(l)                  Comprehensive Income/Loss
Comprehensive income/(loss) for the Company includes net income/(loss) and the change in net unrealized gains/(losses) on investment securities and derivative instruments, adjusted by realized net gain/loss included in net income for the period and reduced by dividends declared on the Company’s preferred stock.

(m)                  U.S. Federal Income Taxes
The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT.  A REIT is not subject to tax on its earnings to the extent that it distributes its ordinary taxable income to stockholders.  As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired from a C corporation during the ten-year period following the initial acquisition of such asset.  Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gains at the time the asset was acquired from the non-REIT C corporation.  During the first quarter of 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of Greenhouse, which, net of such tax and selling expenses, resulted in a gain of $4.8 million.  During the quarter ended December 31, 2007, the Company recognized income of $257,000 related to a reduction of the $1.8 million of built-in gains tax previously recognized on the sale of Greenhouse. (See Note 6.)

(n)                  Derivative Financial Instruments/Hedging Activity
The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, comprised of Swaps and Caps (collectively, “Hedging Instruments”).  The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as an effective hedge and is transferred from other comprehensive income to earnings as the hedged liability affects earnings.  The ineffective amount of all Hedging Instruments, if any, is recognized in earnings each quarter.  To date, except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

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

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not enter into derivative transactions for speculative or trading purposes.  (See Note 5.)

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

While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts are not.  All changes in the value of Swaps are recorded in accumulated other comprehensive income.  The estimated fair value of our Swaps approximates the amount at which our Swaps could be terminated with each of our Swap counterparties at the valuation date.  Interest rate swap values are typically based upon their terms relative to the forward curve at the valuation date.  In addition, we independently review the valuations we receive from our Swap counterparties for reasonableness relative to the forward curve to assure that the amount at which the Swap could be settled approximates its fair value.  If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception and throughout the term of the hedging relationship, then the related gain or loss in accumulated other comprehensive income would be recognized through earnings.

Realized gains and losses resulting from the early termination of a Swap are initially recorded in accumulated other comprehensive income, a component of stockholders’ equity.  The gain or loss from a terminated Swap remains in accumulated other comprehensive income until the forecasted interest payments affect earnings.  However, if it is probable that the forecasted interest payments will not occur, then the entire gain or loss is recognized through earnings.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Caps
A one-time fee (i.e., a premium) is paid upon purchasing a Cap.  Pursuant to the terms of a Cap, the Company will receive cash payments if the interest rate index specified in a Cap increases above the contractually specified level.  Therefore, Caps have the effect of capping (i.e., limiting), the interest rate on a portion of the Company’s borrowings, equal to the notional amount of the active Caps, to the rate specified in the Cap agreement.

In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap.  Provided that the hedge remains effective, changes in the estimated fair value of the Caps are included in other comprehensive income.  Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized to interest expense.  The periodic amortization of Cap premiums are based on an allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis.  Payments received in connection with Caps, if any, reduce interest expense.  If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense for the ineffective portion of the Cap.  The maximum cost related to the Company’s Caps is limited to the premium paid to enter into the Cap.  The Company had no Caps at December 31, 2007 and did not purchase any Caps during the three years ended December 31, 2007.

(o)                  Adoption of New Accounting Standards
FASB Statements and Interpretations
On January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48, among other things, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company’s adoption of FIN 48 did not have an impact on the Company’s financial statements.

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

Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB.  As a result of this scope exception, none of the Company’s assets were subject to FAS 155.  The Company continues to record changes in the market value of its investment securities through other comprehensive income.  Therefore, the adoption of FAS 155 did not have any impact on the Company’s financial statements.  However, if future investments by the Company in securitized financial assets do not meet the scope exception to FAS 155, the Company’s results of operations may exhibit future volatility if such investments are required to be bifurcated or marked to market value through the income statement.

(p)                  Recently Issued Accounting Standards
In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007 and, with respect to the Company, is to be applied prospectively.  The Company does not expect that the adoption of FAS 157 beginning in the first quarter of 2008 will have a material impact on its consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable.  The Company will adopt FAS 159 on January 1, 2008 on a prospective basis.    The Company does not expect that the adoption of FAS 159 will have a material impact on its consolidated financial statements.

In April 2007, the FASB issued FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet.  In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 is effective for the Company beginning January 1, 2008.  The Company does not expect that the adoption of FIN 39-1 will have a material impact on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) which provides guidance for determining whether an entity is within the scope of the guidance in the AICPA Audit and Accounting Guide for Investment Companies.  On February 6, 2008, the FASB decided to indefinitely defer the effective date of SOP 07-1.

(q)                  Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       Investment Securities

At December 31, 2007 and December 31, 2006, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS, which were primarily comprised of Agency MBS and non-Agency MBS that were rated AAA by one or more of the Rating Agencies.  The following tables present certain information about the Company's investment securities at December 31, 2007 and December 31, 2006.

	December 31, 2007
	Principal/ Current Face	Purchase Premiums	Purchase Discounts	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae Certificates	$7,157,079	$91,610	$(706)	$7,247,983	$7,287,111	$47,486	$(8,358)	$39,128
Ginnie Mae Certificates	172,340	3,173	-	175,513	174,089	78	(1,502)	(1,424)
Freddie Mac Certificates	393,441	6,221	-	409,337	408,792	781	(1,326)	(545)
Non-Agency MBS: (2)
Rated AAA	430,025	2,341	(987)	431,379	424,954	97	(6,522)	(6,425)
Rated AA+	1,413	-	-	1,413	1,392	-	(21)	(21)
Rated single A+	989	-	(3)	986	967	-	(19)	(19)
Rated BBB+	559	-	-	559	543	-	(16)	(16)
Rated BB and below	1,512	-	-	1,512	1,646	134	-	134

Unrated	2,968	-	-	2,968	1,689	35	(1,314)	(1,279)
Total MBS	$8,160,326	$103,345	$(1,696)	$8,271,650	$8,301,183	$48,611	$(19,078)	$29,533
Income notes, unrated:	1,935	-	(20)	1,915	1,614	-	(301)	(301)
Total	$8,162,261	$103,345	$(1,716)	$8,273,565	$8,302,797	$48,611	$(19,379)	$29,232

	December 31, 2006
	Principal/ Current Face	Purchase Premiums	Purchase Discounts	MBS Amortized Cost (1)	Carrying Value/ Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)

(In Thousands)
Agency MBS:
Fannie Mae Certificates	$5,421,923	$84,146	$-	$5,506,189	$5,482,112	$2,116	$(26,193)	$(24,077)
Ginnie Mae Certificates	301,813	5,659	-	307,472	304,826	173	(2,819)	(2,646)
Freddie Mac Certificates	285,059	5,849	-	301,016	299,505	50	(1,561)	(1,511)
Non-Agency MBS: (2)
Rated AAA	229,030	3,184	-	237,805	234,275	-	(3,530)	(3,530)
Rated AA	2,253	-	-	2,253	2,218	-	(35)	(35)
Rated single A & A-	3,041	-	(12)	3,029	3,014	-	(15)	(15)
Rated BBB and BBB-	9,024	-	(17)	9,007	8,972	-	(35)	(35)
Rated BB and below	2,150	-	(10)	2,140	2,255	115	-	115

Unrated	2,754	-	(2)	2,752	3,491	739	-	739
Total	$6,257,047	$98,838	$(41)	$6,371,663	$6,340,668	$3,193	$(34,188)	$(30,995)

(1) Includes principal payments receivable, which is not included in the Principal/Current Face
(2) Based upon ratings by Standard & Poor's.

Agency MBS: Although Agency MBS carry an implied AAA rating, Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae.  The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Agency MBS:  The Company’s non-Agency MBS are certificates that are backed by pools of single-family mortgage loans, which are not guaranteed by the U.S. government, any federal agency or any federally chartered corporation.  Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies or may be unrated.  The rating indicates the credit worthiness of the investment (i.e., the obligor’s ability to meet its financial commitment on the obligation).

Other Investments:  At December 31, 2007, the Company’s other investment securities were comprised of income notes.  Income notes are unrated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies.

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis.  At December 31, 2007, the Company had 184 securities, with an amortized cost of $1.037 billion and fair value of $1.023 billion, that had unrealized losses for 12 months or more.  At December 31, 2007, these securities had gross unrealized losses of $14.2 million, of which $10.2 million was attributable to Agency MBS and $4.0 million was attributable to AAA rated MBS.  The following table presents the gross unrealized losses and the estimated fair value of the Company’s investment securities, aggregated by investment category or rating and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2007.

	Unrealized Loss Position for:
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
(In Thousands)
Agency MBS:
Fannie Mae	$231,974	$486	$681,538	$7,872	$913,512	$8,358
Ginnie Mae	29,650	81	128,590	1,421	158,240	1,502
Freddie Mac	115,235	393	55,004	933	170,239	1,326
Non-Agency MBS:
Rated AAA	148,346	2,517	158,325	4,005	306,671	6,522
Rated AA	1,392	21	-	-	1,392	21
Rated A	967	19	-	-	967	19
Rated BBB & BBB-	543	16	-	-	543	16
Unrated MBS	1,639	1,314	-	-	1,639	1,314
Unrated other securities	1,614	301	-	-	1,614	301
Total temporarily impaired securities	$531,360	$5,148	$1,023,457	$14,231	$1,554,817	$19,379

At December 31, 2007, the Company determined that it had the intent and ability to continue to hold those investment securities on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these securities was considered temporary.  In making this determination, the Company considered that the decline in the value of Agency MBS to be primarily related to changes in market interest rates and spreads, as the receipt of par is guaranteed by the respective Agency MBS guarantor and that all of the non-Agency securities in an unrealized loss position at December 31, 2007 had maintained their rating.  However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables.  Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of the Company’s investment securities on the Company’s other comprehensive income/(loss) for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
(In Thousands)
Accumulated Other Comprehensive (Loss)/Income from investment securities:
Unrealized loss on investment securities at beginning of year	$(30,995)	$(61,728)	$(33,111)
Unrealized gain/(loss) on investment securities, net	49,352	6,165	(68,185)
Reclassification adjustment for net loss included in net income from MBS	10,875	24,568	39,568
Balance at the end of year	$29,232	$(30,995)	$(61,728)

During the year ended December 31, 2007, the Company sold 32 MBS for $844.5 million, resulting in net losses of $21.8 million, comprised of gross losses of $22.1 million and gross gains of $350,000.  During the year ended December 31, 2006, the Company sold 84 MBS for $1.844 billion, resulting in net realized losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million.

The following table presents components of interest income on the Company’s MBS portfolio for the years ended December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
(In Thousands)
Coupon interest on MBS	$407,705	$247,845	$292,313
Premium amortization	(27,745)	(31,085)	(56,548)
Discount accretion	210	111	33
Interest income on MBS, net	$380,170	$216,871	$235,798

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2007.

	December 31, 2007
Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC (1)
(Dollars in Thousands)
Within one month	$600,568	7.2%	6.55%
One to three months	67,114	0.8	6.11
Three to 12 Months	507,935	6.1	6.27
One to two years	47,412	0.6	5.35
Two to three years	133,941	1.6	5.86
Three to five years	3,034,622	36.6	6.11
Five to ten years	3,909,591	47.1	6.01
Total	$8,301,183	100.0%	6.10%

(1) "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company's MBS pledged as collateral under repurchase agreements and in connection with Swaps at December 31, 2007.

	MBS Pledged Under Repurchase Agreements			MBS Pledged for Swaps
MBS Pledged	Estimated Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Estimated Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Swaps	Total Fair Value of MBS Pledged and Accrued Interest
(In Thousands)
Fannie Mae	$7,063,599	$7,023,674	$35,212	$65,270	$65,928	$360	$7,164,441
Freddie Mac	355,265	355,308	3,658	13,179	13,316	161	372,263
Ginnie Mae	132,350	133,533	652	1,459	1,451	8	134,469
Rated AAA	415,825	421,938	2,020	-	-	-	417,845
	$7,967,039	$7,934,453	$41,542	$79,908	$80,695	$529	$8,089,018

4.    Interest Receivable

The following table presents the amounts of the Company’s interest receivable by investment category at December 31, 2007 and 2006.

	2007	2006
(In Thousands)
Agency MBS:
Fannie Mae	$36,376	$27,592
Ginnie Mae	870	1,391
Freddie Mac	4,177	3,107
Non-Agency MBS:
Rated AAA	2,070	1,053
Rated AA	7	9
Rated A & A-	5	6
Rated BBB and BBB-	3	18
Rated BB and below	6	5
Unrated MBS	1	1
Total MBS	$43,515	$33,182
Unrated other securities	3	-
Cash investments	92	-
Total interest receivable	$43,610	$33,182

5.    Hedging Instruments

In connection with the Company’s interest rate risk management process, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  At December 31, 2007, the Company’s derivatives were comprised of Swaps, which had the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities.  The use of Hedging Instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts.  In addition, the Company is required to pledge assets as collateral for certain of its Swaps, which amount varies over time based on the market value, notional amount and remaining term of the Swap.  The Company had MBS with a fair value of $79.9 million and $13.5 million pledged as collateral against its Swaps at December 31, 2007 and December 31, 2006, respectively, and had $4.5 million of cash (i.e., restricted cash) pledged against Swaps at December 31, 2007.  In the event of a default by the counterparty, the Company may not receive payments provided for under the terms of its Hedging Instruments, and may have difficulty obtaining its assets pledged as collateral for Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of the Company’s Hedging Instruments on the Company’s other comprehensive income/(loss) for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
(In Thousands)
Accumulated Other Comprehensive (Loss)/Income from Hedging Instruments:
Balance at beginning of year	$602	$3,517	$(1,989)
Unrealized (loss)/gain on Caps, net	(83)	(342)	2,735
Unrealized (loss)/gain on Swaps, net	(100,252)	(2,573)	2,771
Balance at the end of year	$(99,733)	$602	$3,517

(a)                  Interest Rate Swaps
Swaps are used by the Company to lock in a fixed interest rate on a portion of its current and anticipated future repurchase agreements.  During the year ended December 31, 2007, the Company terminated six Swaps with an aggregate notional amount of $305.2 million, resulting in net realized losses of $384,000.  Correspondingly, the Company also satisfied the repurchase agreements that such Swaps hedged.

The following table presents the weighted average rate paid on Swaps, the weighted average rate received on Swaps and the impact of Swaps on the Company’s interest expense for the years ended December 31, 2007, 2006 and 2005, respectively.

	For the Year Ended December 31,
	2007	2006	2005
(Dollars In Thousands)
Weighted average Swap rate paid	4.97%	4.31%	3.53%
Weighted average Swap rate received	5.20%	5.15%	3.57%
Net reduction to interest expense from Swaps	$6,507	$4,124	$108

At December 31, 2007, the Company’s Swaps had a weighted average remaining term of 30 months.  At December 31, 2007, the Company’s Swaps extended a maximum of 85 months.  The following table presents information about the Company’s Swaps at December 31, 2007, all of which were active.

	Notional Amount	Weighted Average Fixed Pay Swap Rate	Estimated Fair Value/Carrying Value	Gross Unrealized Gains	Gross Unrealized (Losses)
(Dollars in Thousands)
Currently Active	$4,627,560	4.83%	$(99,733)	$103	$(99,836)

(b)                  Interest Rate Caps
Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.  The Company had no Caps at December 31, 2007.

The following table presents the impact of Caps on the Company’s interest expense for the years ended December 31, 2007, 2006 and 2005, respectively.

	For Year Ended December 31,
	2007	2006	2005
(In Thousands)
Premium amortization on Caps	$278	$1,700	$1,578
Payments earned on Caps	(327)	(2,807)	(316)
Net (reduction)/increase on interest expense related to Caps	$(49)	$(1,107)	$1,262

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.       Real Estate and Discontinued Operations

(a)                  Real Estate
The Company’s investment in real estate at December 31, 2007 and December 31, 2006 was comprised of an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.  The following table presents the summary of assets and liabilities of Lealand at December 31, 2007 and December 31, 2006.

	December 31,
(In Thousands)	2007	2006
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,611	$11,789
Cash	26	126
Prepaid and other assets	260	146
Mortgages payable (1)	(9,462)	(9,606)
Accrued interest and other payables	(256)	(122)
Real estate assets, net	$2,179	$2,333

(1) The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  At December 31, 2007 and December 31, 2006, the mortgage had a fixed interest rate of 6.87%, which contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has made loans to Lealand to fund operations, and at December 31, 2007 and 2006, Lealand owed the Company $185,000 and $120,000, respectively for such loans.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand, for the years ended December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
(In Thousands)
Revenue from operations of real estate	$1,638	$1,556	$1,460
Mortgage interest expense	(664)	(675)	(682)
Other real estate operating expense	(1,100)	(942)	(991)
Loss from real estate operations, net	$(126)	$(61)	$(213)

(b)                  Discontinued Operations
The Company’s discontinued operations reflect the operating results for Cameron and Greenhouse, each indirectly owned by the Company through wholly-owned subsidiaries, which were sold during 2006.  The sale of these properties resulted in the Company realizing a net gain of $4.4 million, net of a built-in gains tax of $1.8 million incurred upon the sale of one property and selling costs.  In addition, mortgage prepayment penalties of $712,000 were incurred upon the satisfaction of the mortgages secured by these properties.  During the quarter ended December 31, 2007, the Company recognized income of $257,000 related to a reduction of the built-in gains tax previously recognized on the sale of Greenhouse.  The historical results of operations for both Cameron and Greenhouse, which are neither individually nor in the aggregate material to the Company, have been reclassified and reported as a net component of discontinued operations.

7.       Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and typically bear interest at rates that are LIBOR-based.  At December 31, 2007, the Company’s repurchase agreements had a weighted average remaining contractual maturity of approximately five months and an effective repricing period of 23 months with the impact of related Swap hedges.  At December 31, 2006, the Company’s repurchase agreements had a weighted average remaining contractual maturity of 11 months and an effective repricing period of 15 months with the impact of related Swap hedges.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related derivative hedges, at December 31, 2007 and December 31, 2006.

	December 31, 2007		December 31, 2006
		Weighted Average		Weighted Average
Maturity (1)	Balance	Interest Rate	Balance	Interest Rate
(Dollars in Thousands)
Within 30 days	$4,435,676	5.05%	$2,848,300	5.30%
30 days to 3 months	1,225,502	4.96	1,017,900	5.10
Over 3 months to 6 months	417,900	5.20	37,200	3.98
Over 6 months to 12 months	-	-	-	-
Over 12 months to 24 months	1,162,935	5.22	1,505,311	5.16
Over 24 months to 36 months	75,901	4.94	314,000	5.33
Over 36 months	208,100	4.67	-	-
	$7,526,014	5.06%	$5,722,711	5.22%

(1) Swaps, which are not reflected in the table, in effect modify the repricing period and rate paid on the Company’s repurchase agreements. (See Note 5.)

The following table presents information about the Company's MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at December 31, 2007.

		Term to Contractual Maturity on Repurchase Agreement
MBS Collateral	Fair Value of Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total
(In Thousands)
Agency MBS	$7,551,214	$4,083,634	$1,199,186	$1,864,836	$7,147,656
AAA Rated	415,825	352,042	26,316	-	378,358
	$7,967,039	$4,435,676	$1,225,502	$1,864,836	$7,526,014

8.       Commitments and Contingencies

Lease Commitments and Contingencies
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging from approximately $1.1 million to $1.4 million per year, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at December 31, 2007, the Company had a lease through December 2011 for its off-site back-up facilities located in Rockville Centre, New York, which provides for, among other things, rent of approximately $27,000 per year.

At December 31, 2007, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2008	$1,069
2009	1,079
2010	1,099
2011	1,115
2012	1,183
Thereafter	6,158
$11,703

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       Stockholders’ Equity

(a)                  Dividends on Preferred Stock
At December 31, 2007, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  The Company’s preferred stock, which is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on April 27, 2009 (subject to the Company’s right under limited circumstances to redeem the preferred stock prior to that date in order to preserve its qualification as a REIT), is senior to the Company’s common stock with respect to dividends and distributions.  The preferred stock must be paid a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before our common stock is entitled to receive any dividends and is senior to our common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event Company’s fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.  Through December 31, 2007, the Company had declared and paid all required quarterly dividends on the preferred stock.

The following table presents dividends declared by the Company on its preferred stock, for each of the three years ended December 31, 2007, 2006 and 2005.

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per share

2007	February 16, 2007	March 1, 2007	March 30, 2007	$0.53125
	May 21, 2007	June 1, 2007	June 29, 2007	0.53125
	August 24, 2007	September 4, 2007	September 28, 2007	0.53125
	November 21, 2007	December 3, 2007	December 31, 2007	0.53125

2006	February 17, 2006	March 1, 2006	March 31, 2006	$0.53125
	May 19, 2006	June 1, 2006	June 30, 2006	0.53125
	August 21, 2006	September 1, 2006	September 29, 2006	0.53125
	November 20, 2006	December 1, 2006	December 29, 2006	0.53125

2005	February 18, 2005	March 1, 2005	March 31, 2005	$0.53125
	May 20, 2005	June 1, 2005	June 30, 2005	0.53125
	August 19, 2005	September 1, 2005	September 30, 2005	0.53125
	November 18, 2005	December 1, 2005	December 30, 2005	0.53125

(b)                  Dividends on Common Stock
The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons related to its REIT status.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents cash dividends declared by the Company on its common stock during each of the three years ended December 31, 2007, 2006 and 2005.
Year	Declaration Date	Record Date	Payment Date	Dividend per Share

2007	April 3, 2007	April 13, 2007	April 30, 2007	$0.080
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	December 13, 2007	December 31, 2007	January 31, 2008	0.145

2006	April 3, 2006	April 17, 2006	April 28, 2006	$0.050
	July 5, 2006	July 17, 2006	July 31, 2006	0.050
	October 2, 2006	October 13, 2006	October 31, 2006	0.050
	December 14, 2006	December 29, 2006	January 31, 2007	0.060

2005	April 1, 2005	April 12, 2005	April 29, 2005	$0.180
	July 1, 2005	July 12, 2005	July 29, 2005	0.125
	October 3, 2005	October 14, 2005	October 28, 2005	0.050
	December 15, 2005	December 27, 2005	January 31, 2006	0.050

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for the years ended December 31, 2007, 2006 and 2005, all of the Company’s common stock dividends were characterized as ordinary income to stockholders, and a portion of such dividends declared was treated as a dividend to stockholders in the subsequent year.

(c)                  Shelf Registrations
On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an indeterminate amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment to this automatic shelf registration statement, which became effective automatically upon filing with the SEC.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 1.9 million shares remained available for issuance at December 31, 2007.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the DRSPP.  This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock.  At December 31, 2007, 8.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

(d)                  Public Offerings of Common Stock
On November 14, 2007, the Company completed a public offering of 17,250,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $7.95 per share and received net proceeds of approximately $130.0 million after the payment of underwriting discounts and commissions and related expenses.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 5, 2007, the Company completed a public offering of 8,050,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $7.90 per share and received net proceeds of approximately $60.2 million after the payment of underwriting discounts and commissions and related expenses.

On September 12, 2007, the Company completed a public offering of 12,650,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $7.25 per share and received net proceeds of approximately $86.9 million after the payment of underwriting discounts and commissions and related expenses.

(e)                  DRSPP
Commencing in September 2003, the Company’s DRSPP, which is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock (through the automatic reinvestment of dividends and/or optional monthly cash investments) became operational.  During the quarter ended December 31, 2007, the Company issued 966,059 shares of common stock through the DRSPP raising net proceeds of $8.0 million.  During the years ended December 31, 2007, 2006 and 2005, the Company issued 978,086, 3,509 and 368,702 shares of common stock through the DRSPP raising net proceeds of $8,067,213, $27,299 and $3,018,084, respectively.  From the inception of the DRSPP through December 31, 2007, the Company issued 13,041,718 shares pursuant to the DRSPP raising net proceeds of $118.9 million.

(f)                  Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the years ended December 31, 2007 and 2006, the Company issued 3,206,000 and 1,461,600 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $23,891,416 and $11,170,052, respectively.  The Company did not issue any shares through the CEO Program during the year ended December 31, 2005.  In connection with such transactions, the Company paid Cantor fees and commissions of $557,119 and $286,361 for the years ended December 31, 2007 and 2006, respectively.  From inception of the CEO Program through December 31, 2007, the Company issued 6,500,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $51,543,121 and, in connection with such transactions, paid Cantor fees and commissions of $1,263,421.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 filed on October 19, 2007.

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

From inception of the Repurchase Program through December 31, 2007, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90.  On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares.   At December 31, 2007, 4.0 million shares remained authorized for repurchase.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.            EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
(In Thousands, Except Per Share Amounts)
Numerator:
Net income to commons stockholders:
Net income	$30,210	$8,758	$6,708
Net income/(loss) from discontinued operations	257	3,522	(86)
Net income from continuing operations	29,953	5,236	6,794

Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Net (loss)/income to common stockholders from
continuing operations for basic and diluted earnings per share	21,793	(2,924)	(1,366)
Net income/(loss) from discontinued operations	257	3,522	(86)
Net income/(loss) to common stockholders from
continuing operations	$22,050	$598	$(1,452)

Denominator:
Weighted average common shares for basic earnings per share	90,610	79,526	82,025
Weighted average effect of dilutive employee stock options	30	29 (1)	-
Denominator for diluted earnings per share (2)	90,640	79,555	82,025

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.24	$(0.03)	$(0.02)
Discontinued operations	-	0.04	-
Total Basic and Diluted earnings per share	$0.24	$0.01	$(0.02)

(1) For the year ended December 31, 2005, securities issuable pursuant to the exercise of the Company’s common stock options that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to have done so would have been anti-dilutive, as 2005 was a loss year.

(2) The impact of dilutive stock options is not included in the computation of earnings per share from continuing operations and discontinued operations for periods in which their inclusion would be anti-dilutive.

11.            Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31, 2007 and 2006 was as follows:

	2007	2006
(In Thousands)
Available-for-sale Investment Securities:
Unrealized gain	$48,611	$3,193
Unrealized (loss)	(19,379)	(34,188)
	29,232	(30,995)
Hedging Instruments:
Unrealized (loss) gain on Swaps, net	(99,733)	519
Unrealized gain on Caps	-	83
	(99,733)	602
Accumulated other comprehensive (loss)	$(70,501)	$(30,393)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.            Equity Compensation, Employment Agreements and Other Benefit Plans

(a)                  2004 Equity Compensation Plan
In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board as covered services for these purposes) for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2004 Plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2007, 1.9 million shares of common stock remained available for grant under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion.  Distributions are made with respect to vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the corresponding common stock dividends are declared.  The Company made DER payments, which were charged against stockholders’ equity, of $445,000, $188,000 and $296,000, respectively, for the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007, the Company had 960,750 DERs outstanding, all of which were vested.

Options
Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of our common stock, as determined on the date of grant, shall not exceed $100,000 during a calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of our common stock on the date of grant.  The exercise price for any other type of Option so issued may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.  Options will be exercisable at such times and subject to such terms set forth in the related Option award agreement, which terms are determined by the Compensation Committee.  No Options were granted during the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007, all Options outstanding were vested and had a weighted average remaining contractual term of 3.5 years.  As of December 31, 2007, the aggregate intrinsic value of total Options outstanding was $438,000.

The following table presents information about the Company’s Options for the periods presented.

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year:	962,000	$9.33	962,000	$9.33	1,087,000	$9.34
Granted	-	-	-	-	-	-
Cancelled, forfeited or expired	-	-	-	-	(125,000)	9.38
Exercised	-	-	-	-	-	-
Outstanding at end of year	962,000	$9.33	962,000	$9.33	962,000	$9.33
Options exercisable at end of year	962,000	$9.33	949,500	$9.32	824,000	$9.18

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain information about the Company’s Options that were outstanding as of December 31, 2007 is set forth below:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$4.88	100,000	$4.88	1.6
8.40	30,000	8.40	6.6
9.38	330,000	9.38	0.3
10.23 – 10.25	502,000	10.25	5.8
	962,000	$9.33	3.5

Restricted Stock
During the years ended December 31, 2007 and 2006, the Company issued 57,745 and 35,738 shares of restricted common stock, respectively.  The Company did not grant or have outstanding any shares of restricted stock prior to 2006.  At December 31, 2007 and 2006, the Company had unrecognized compensation expense of $200,000 and $84,000, respectively, related to the unvested shares of restricted common stock.  The following table presents information about the Company’s restricted stock awards for the periods presented:

	2007		2006
	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date

Outstanding at beginning of year:	35,738	$7.00	-	$-
Granted (1)	57,745	8.23	35,738	7.00
Cancelled/forfeited	-	-	-	-
Outstanding at end of year	93,483	$7.76	35,738	$7.00
Shares vested at end of year	69,909	$7.47	24,917	$6.65

(1)
Awards vested 25% upon grant, and vest 25% per year for each of the next three years on the grant date anniversary. Grants for which there is no substantial risk of forfeiture are considered vested at the time of grant.

Restricted Stock Units
During the year ended December 31, 2007, the Company granted an aggregate of 326,392 RSUs, with a corresponding number of DERs attached, to certain of its employees.  RSUs, upon vesting, are settled in an equivalent number of shares of the Company’s common stock.  At December 31, 2007, all of the Company’s RSUs outstanding were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause”, as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013, as described in the related award agreement. At December 31, 2007, the Company had unrecognized compensation expense of $2.7 million related to the unvested RSUs.

The following table presents expenses recorded by the Company related to its equity based compensation instruments for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
(In Thousands)
Options	$(5)	$(374)	$(493)
Restricted shares of common stock	(359)	(165)	-
RSUs	(148)	-	-
	$(512)	$(539)	$(493)

(b)                  Employment Agreements
The Company has an employment agreement with each of its five senior officers, with varying terms that provide for, among other things, base salary, bonuses and change-in-control provisions that are subject to the occurrence of certain triggering events.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)                  Deferred Compensation Plans
The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”).  Pursuant to the Deferred Plans, directors and senior officers of the Company may elect to defer a certain percentage of their compensation.  The Deferred Plans are intended to provide non-employee Directors and senior officers of the Company with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders.  Amounts deferred are considered to be converted into “stock units” of the Company.  Stock units do not represent stock of the Company, but rather represent a liability that increases or decreases in value as would equivalent shares of the Company’s common stock.  Deferred compensation liabilities are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.  Effective January 1, 2007, the Board resolved to suspend indefinitely the directors’ ability to defer additional compensation under the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2007 and 2006 the Company’s associated liability under such plans based on the market value of the Company’s liability for its obligations under Deferred Plans at such dates.

	December 31, 2007		December 31, 2006
	Cumulative Deferred Income	Liability Under Deferred Plans	Cumulative Deferred Income	Liability Under Deferred Plans
(In Thousands)
Directors’ deferred	$551	$745	$551	$594
Officers’ deferred	282	348	282	277
	$833	$1,093	$833	$871

(d)                  Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2007, 2006 and 2005 the Company recognized expenses for matching contributions of $92,000, $78,000 and $77,000, respectively.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.  Estimated Fair Value of Financial Instruments

FAS No. 107 “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The relevance and reliability of the estimates of fair values presented are limited, given the dynamic nature of market conditions, assumptions made in calculating certain estimates of fair values and other factors over time.  The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2007 and 2006.

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Cash and cash equivalents	$234,410	$234,410	$47,200	$47,200
Restricted cash	4,517	4,517	-	-
Investment securities	8,302,797	8,302,797	6,340,668	6,340,668
Hedging assets	103	103	2,773	2,773
Financial Liabilities:
Repurchase agreements	7,526,014	7,548,968	5,722,711	5,717,381
Real estate mortgages	9,462	9,812	9,606	10,268
Hedging liabilities	99,836	99,836	1,893	1,893

The following methods and assumptions were used by the Company in arriving at the estimated fair value of its financial instruments presented in the above table:

Investment Securities:  Reflects prices obtained from a third-party pricing service or, if pricing is not available for a particular security from such pricing service, the average of broker quotes received for such security is used to determine the estimated fair value of such security.

Cash and Cash Equivalents and Restricted Cash:  Estimated fair value approximates the carrying value of such assets.

Repurchase agreements: Reflects the present value of the contractual cash flow discounted at LIBOR quoted at the valuation date, for the term closest to the weighted average term to maturity of the aggregate repurchase agreements.

Real Estate Mortgages:  Reflects the contractual cash flows of the mortgage discounted at a market interest rate that the Company would expect to pay, if such mortgage obligation, based on the remaining terms, were financed at the valuation date.

Hedging Assets and Liabilities:  The fair value of Hedging Instruments is based on each instrument’s terms relative to the forward curve at the valuation date, which approximates the amount at which such instruments could be settled with each respective hedging counterparty.

Commitments:  Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties.  The Company did not have any commitments to purchase MBS at December 31, 2007.  The securities committed to be purchased at December 31, 2006 would have been offered at substantially the same price and under substantially the same terms as those committed to be purchased at such date; therefore, the estimated fair value of the Company’s purchase commitments was zero at December 31, 2006.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  Summary of Quarterly Results of Operations (Unaudited)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
(In Thousands, Except per Share Amounts)
Interest income	$84,795	$91,026	$96,716	$112,284
Interest expense	(72,260)	(78,348)	(81,816)	(88,881)
Net interest income	12,535	12,678	14,900	23,403
Gain (loss) on sale of MBS, net (1)	3	(116)	(22,027)	347
Gain (loss) on early termination of Swaps	-	176	(560)	-
Other income	528	522	508	502
Operating and other expenses	(3,216)	(3,082)	(3,511)	(3,637)
Income (loss) from continuing operations	9,850	10,178	(10,690)	20,615
Income (loss) from discontinued operations	-	-	257	-
Net income (loss) before preferred dividends	9,850	10,178	(10,433)	20,615
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income (Loss) to Common Stockholders	$7,810	$8,138	$(12,473)	$18,575
Per Share:
Earnings (loss) from continuing operations - basic and diluted	$0.10	$0.10	$(0.15)	$0.16
Earnings (loss) from discontinued operations - basic and diluted	$-	$-	$-	$-
Earnings (loss) per share - basic and diluted	$0.10	$0.10	$(0.15)	$0.16

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
(In Thousands, Except per Share Amounts)
Interest income	$53,995	$46,185	$47,532	$71,480
Interest expense	(42,785)	(38,818)	(38,205)	(62,114)
Net interest income	11,210	7,367	9,327	9,366
Gain (loss) on sale of MBS, net (2)	1,597	(24,746)	36	-
Other income	621	593	533	517
Operating and other expenses	(3,093)	(2,891)	(2,818)	(2,383)
Income (loss) from continuing operations	10,335	(19,677)	7,078	7,500
Income (loss) from discontinued operations	4,628	(56)	(1)	(1,049)
Net income (loss) before preferred dividends	14,963	(19,733)	7,077	6,451
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income (Loss) to Common Stockholders	$12,923	$(21,773)	$5,037	$4,411
Per Share:
Earnings (loss) from continuing operations - basic and diluted	$0.10	$(0.27)	$0.06	$0.07
Earnings (loss) from discontinued operations - basic and diluted	$0.06	$-	$-	$(0.01)
Earnings (loss) per share - basic and diluted	$0.16	$(0.27)	$0.06	$0.06

(1)
Primarily in the third quarter of 2007, we selectively sold certain of our MBS. These sales were primarily made pursuant to the Company’s strategy to reduce its asset base by selling higher duration and lower yielding ARM-MBS.

(2)
During 2006, the Company sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million. These sales were primarily made pursuant to the Company’s strategy to reduce its asset base by selling higher duration and lower yielding ARM-MBS.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.  Subsequent Events

(a)                  CEO Program
On January 7, 2008, the Company entered into a Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 12,500,000 shares of common stock, par value $0.01 per share (the “Shares”) from time to time through Cantor.  Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(b)                  Issuance of Common Stock
On January 23, 2008, the Company completed a public offering of 28,750,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $9.25 per share and received net proceeds of approximately $253.0 million after the payment of underwriting discounts and commissions and related expenses.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“1934 Act”)) as of the end of the period covered by this annual report on Form 10-K.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Management Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 67 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Mortgage Investments, Inc.

We have audited MFA Mortgage Investments, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MFA Mortgage Investments, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Mortgage Investments, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2007, and our report dated February 12, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 12, 2008

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement, relating to its 2008 annual meeting of stockholders to be held on May 21, 2008 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2007.

The information regarding the Company’s executive officers required by Item 401 of Regulation S-K appears under Item 4A of this annual report on Form 10-K.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

Financial Statements. The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 36 through 66 of this annual report on Form 10-K and are incorporated herein by reference.

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

3.3          Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 13, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q, for the quarter ended December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.4          Amended and Restated Employment Agreement of Teresa D. Covello, dated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated January 2, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.5          Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated January 2, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.9          Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, dated December 31, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.10        Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, dated December 31, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.11        Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, dated December 31, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.12        Form of Phantom Share Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 of the Form 8-K, dated October 23, 2007, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

MFA Mortgage Investments, Inc.

Date: February 13, 2008	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer and President

Date: February 13, 2008	By:	/s/ William S. Gorin
William S. Gorin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2008	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 13, 2008	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman, President and Chief Executive Officer

Date: February 13, 2008	By:	/s/ Stephen R. Blank
Stephen R. Blank
Director

Date: February 13, 2008	By:	/s/ Edison C. Buchanan
Edison C. Buchanan
Director

Date: February 13, 2008	By:	/s/ Michael L. Dahir
Michael L. Dahir
Director

Date: February 13, 2008	By:	/s/ Alan Gosule
Alan Gosule
Director

Date: February 13, 2008	By:	/s/ George Krauss
George Krauss
Director