Form 10-Q
period 2008-03-31
MFA MORTGAGE INVESTMENTS
filed 2008-04-30
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

151,675,335 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2008.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(In Thousands, Except Per Share Amounts)	2008	2007
	(Unaudited)
Assets:
Investment securities at fair value (including pledged mortgage-backed securities (“MBS”) of $8,033,950 and $8,046,947 at March 31, 2008 and December 31, 2007, respectively) (Notes 3 and 7)	$8,115,988	$8,302,797
Cash and cash equivalents	339,767	234,410
Restricted cash (Note 2(d))	33,055	4,517
Interest receivable (Note 4)	42,154	43,610
Interest rate swap agreements (“Swaps”), at fair value (Note 5)	-	103
Real estate, net (Note 6)	11,543	11,611
Goodwill (Note 2(f))	7,189	7,189
Prepaid and other assets	2,069	1,622
Total Assets	$8,551,765	$8,605,859

Liabilities:
Repurchase agreements (Note 7)	$7,311,767	$7,526,014
Accrued interest payable	23,858	20,212
Mortgage payable on real estate (Note 6)	9,425	9,462
Swaps, at fair value (Note 5)	141,584	99,836
Dividends and dividend equivalents payable (Note 10(b))	-	18,005
Accrued expenses and other liabilities	13,436	5,067
Total Liabilities	7,500,070	7,678,596

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at March 31, 2008 and December 31, 2007 ($96,000 aggregate liquidation preference) (Note 10)	38	38
Common stock, $.01 par value; 370,000 shares authorized; 151,675 and 122,887 issued and outstanding at March 31, 2008 and December 31, 2007, respectively (Note 10)	1,517	1,229
Additional paid-in capital, in excess of par	1,338,842	1,085,760
Accumulated deficit	(177,246)	(89,263)
Accumulated other comprehensive loss (Note 12)	(111,456)	(70,501)
Total Stockholders’ Equity	1,051,695	927,263
Total Liabilities and Stockholders’ Equity	$8,551,765	$8,605,859

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
(In Thousands, Except Per Share Amounts)	2008	2007
	(Unaudited)

Interest Income:
Investment securities (Note 3)	$125,065	$84,347
Cash and cash equivalent investments	3,031	448
Interest Income	128,096	84,795

Interest Expense (Note 7)	93,472	72,260

Net Interest Income	34,624	12,535

Other (Loss)/Income:
Net (loss)/gain on sale of MBS (Note 3)	(24,530)	3
Other-than-temporary impairment on investments securities (Note 3)	(851)	-
Revenue from operations of real estate (Note 6)	414	413
Net loss on early termination of Swaps (Note 5)	(91,481)	-
Miscellaneous other income, net	92	115
Other (Loss)/Income	(116,356)	531

Operating and Other Expense:
Compensation and benefits (Note 13)	2,644	1,612
Real estate operating expense and mortgage interest (Note 6)	449	420
Other general and administrative	1,118	1,184
Operating and Other Expense	4,211	3,216

Net (Loss)/Income Before Preferred Stock Dividends	(85,943)	9,850
Less: Preferred Stock Dividends	2,040	2,040
Net (Loss)/Income to Common Stockholders	$(87,983)	$7,810

(Loss)/Income Per Share of Common Stock – Basic and Diluted (Note 11)	$(0.61)	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended
(In Thousands, Except Per Share Amounts)	March 31, 2008
(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 per Share:
Balance at December 31, 2007 and March 31, 2008 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2007 (122,887 shares)	1,229
Issuance of common stock, net of shares withheld (28,788 shares)	288
Balance at March 31, 2008 (151,675 shares)	1,517

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2007	1,085,760
Issuance of common stock, net of expenses	252,786
Share-based compensation expense	342
Shares withheld upon exercise of common stock options (22 shares)	(46)
Balance at March 31, 2008	1,338,842

Accumulated Deficit:
Balance at December 31, 2007	(89,263)
Net loss	(85,943)
Dividends declared on preferred stock	(2,040)
Balance at March 31, 2008	(177,246)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2007	(70,501)
Unrealized gains on investment securities, net	896
Unrealized losses on Swaps	(41,851)
Balance at March 31, 2008	(111,456)

Total Stockholders' Equity at March 31, 2008	$1,051,695

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(In Thousands)	2008	2007
	(Unaudited)
Cash Flows From Operating Activities:
Net (loss)/income	$(85,943)	$9,850
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	25,101	-
Gains on sales of MBS	(571)	(3)
Losses on early termination of Swaps	91,481	-
Amortization of purchase premium on MBS, net of accretion of discounts	5,267	8,343
Amortization of premium cost for interest rate cap agreements (“Caps”)	-	181
Decrease/(increase) in interest receivable	1,456	(255)
Depreciation and amortization on real estate, including discontinued operations	117	102
Increase in other assets and other	(542)	(478)
Increase/(decrease) in accrued expenses and other liabilities	8,369	(949)
Increase/(decrease) in accrued interest payable	3,646	(1,749)
Other-than-temporary impairment charge	851	-
Equity-based compensation expense	342	174
Negative amortization and principal accretion on investment securities	(238)	(87)
Net cash provided by operating activities	49,336	15,129

Cash Flows From Investing Activities:
Principal payments on MBS and other investments securities	395,632	492,381
Proceeds from sale of MBS	1,851,019	6,830
Purchases of MBS and other investment securities	(2,089,356)	(541,881)
Net cash provided/(used) by investing activities	157,295	(42,670)

Cash Flows From Financing Activities:
Increase in restricted cash	(28,538)	-
Principal payments on repurchase agreements	(15,762,869)	(8,604,712)
Proceeds from borrowings under repurchase agreements	15,548,622	8,645,358
Payments made for termination of Swaps	(91,481)	-
Proceeds from issuances of common stock	253,074	364
Dividends paid on preferred stock	(2,040)	(2,040)
Dividends paid on common stock and dividend equivalent rights (“DERs”)	(18,005)	(4,899)
Principal payments on mortgage	(37)	(33)
Net cash (used)/provided by financing activities	(101,274)	34,038

Net increase in cash and cash equivalents	105,357	6,497
Cash and cash equivalents at beginning of period	234,410	47,200
Cash and cash equivalents at end of period	$339,767	$53,697

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
	(Unaudited)

Net (loss)/income before preferred stock dividends	$(85,943)	$9,850
Other Comprehensive Income:
Unrealized gain on investment securities arising during the period, net	8,836	12,500
Reclassification adjustment for MBS sales	(8,241)	-
Reclassification adjustment for other-than-temporary impairment included in net income from investment securities	301	-
Unrealized loss on Caps arising during the period, net	-	(51)
Unrealized loss on Swaps arising during the period, net	(90,013)	(4,700)
Reclassification adjustment for net losses included in net income from Swaps	48,162	-
Comprehensive (loss)/income before preferred stock dividends	(126,898)	17,599
Dividends on preferred stock	(2,040)	(2,040)
Comprehensive (Loss)/Income to Common Stockholders	$(128,938)	$15,559

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Organization

MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual taxable ordinary net income to its stockholders, subject to certain adjustments.  (See Note 10(b).)

2.    Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation
The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that these disclosures are adequate to make the information presented therein not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2008 and results of operations for all periods presented have been made.  The results of operations for the three-month period ended March 31, 2008 should not be construed as indicative of the results to be expected for the full year.

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

(b)  MBS/Investment Securities
The Company’s investment securities are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”) or are rated AAA by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (“Rating Agencies”).  Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually.  To a lesser extent, the Company also holds investments in non-Agency MBS, mortgage-related securities and other investments that are rated below AAA.  At March 31, 2008, the Company held securities with a carrying value of $4.5 million rated below AAA, including unrated investment securities.  (See Note 3.)

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s investment securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses reported in other comprehensive income, a component of Stockholders’ Equity.  (See Notes 2(k) and 9.)  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.

The Company applies the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”).  (See Note 2(e).)

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell its investment securities.  Upon the sale of an investment security, any unrealized gain and loss is reclassified out of accumulated other comprehensive income to earnings as a realized gain or loss using the specific identification method.

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

Interest income on the Company’s securities rated below AAA, including unrated securities, is recognized in accordance with Emerging Issues Task Force (“EITF”) of the FASB Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the initial investment is recognized as interest income under the effective yield method.  The Company reviews and, if appropriate, makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

(c)  Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less.  The carrying amount of cash equivalents approximates their fair value.

(d)  Restricted Cash
Restricted cash represents cash held in interest-bearing accounts by counterparties as collateral against the Company’s Swaps and/or repurchase agreements, the amount of which varies by counterparty.  Restricted cash is not available to the Company for general corporate purposes, but may be applied to payments due to Swap or repurchase agreement counterparties or returned to the Company in the event that the collateral is in excess of the collateral requirements and/or at expiration of the Swap or repurchase agreement.  At March 31, 2008 and December 31, 2007, the Company had restricted cash held as collateral against its Swap and repurchase agreements of $33.1 million and $4.5 million, respectively.  (See Notes 5 and 7.)

(e)  Credit Risk/Other-Than-Temporary Impairment
The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of hybrid and adjustable-rate MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one Rating Agency.  The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof.  At March 31, 2008, all of our Agency and AAA rated MBS were secured by first lien mortgage loans on one to four family properties.  At March 31, 2008, 91.6% of the Company’s assets consisted of Agency MBS and related receivables, 3.7% were MBS rated AAA by Standard & Poor’s Corporation and related receivables and 4.4% were cash, cash equivalents and restricted cash; combined these assets comprised 99.7% of the Company’s total assets.  The Company’s remaining assets consisted of an investment in real estate, securities rated below AAA or unrated and other assets.  (See Note 3.)

The Company accounts for its investment securities in accordance with the FASB Impairment Position, which, among other things, specifically addresses: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.  The Company did not recognize any other-than-temporary impairment on any of its Agency MBS during the quarters ended March 31, 2008 and March 31, 2007.

Certain of the Company’s investment securities rated below AAA were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses.  The initial credit protection (i.e., discount) on these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and a write down of such security to a new cost basis could result.  During the three months ended March 31, 2008, the Company recognized an impairment charge of $851,000 against one of its unrated securities with an amortized cost, prior to recognizing such impairment, of $1.9 million.  The Company did not have any impairment charges against any of its securities rated below AAA during the quarter ended March 31, 2007.  At March 31, 2008, the Company had $4.5 million, or 0.1% (i.e., 1/10 of 1%) of its assets, invested in investment securities rated below AAA or unrated.  (See Note 3.)

(f)  Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At March 31, 2008 and December 31, 2007, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually at the entity level.  Through March 31, 2008, the Company had not recognized any impairment against its goodwill.

(g)  Real Estate
At March 31, 2008, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h)  Repurchase Agreements
The Company finances the acquisition of its MBS through the use of repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS.  In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to changes in market interest rates, spreads or other market conditions.  Through March 31, 2008, the Company had satisfied all of its margin calls.  (See Note 7.)

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 60 months.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At March 31, 2008, the Company had outstanding balances under repurchase agreements with 15 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company, including interest payable, and the fair value of the securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $103.4 million related to repurchase agreements, or 9.8% of stockholders’ equity.  (See Note 7.)

(i)  Equity Based Compensation
The Company accounts for its stock-based compensation in accordance with FAS No. 123R, “Share-Based Payment,” (“FAS 123R”).  The Company uses the Black-Scholes-Merton option model to value its stock options.  There are limitations inherent in this model, as with all other models currently used in the market place to value stock options.  For example, the Black-Scholes-Merton option model has not been designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that are issued to certain employees.  Significant assumptions are made in order to determine the Company’s option value, all of which are subjective.  The fair value of the Company’s stock options are expensed using the straight-line method.

Pursuant to FAS 123R, compensation expense for restricted stock awards, restricted stock units (“RSUs”) and stock options is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  DERs attached to such awards are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant, or at such time that there is no longer a risk of forfeiture.  A zero forfeiture rate is applied to the Company’s equity based awards, given that such awards have been granted to a limited number of employees, (primarily long-term executives that have employment agreements with the Company) and that historical forfeiture rates have been minimal.  Should information arise indicating that forfeitures may occur, the forfeiture rate would be revised and accounted for as a change in estimate.  Grantees are not required to return the dividends or DERs if their awards do not vest.  Accordingly, payments made on instruments that ultimately do not vest are recognized as additional compensation expense at the time an award is forfeited.  There were no forfeitures of any equity based compensation awards during the quarters ended March 31, 2008 and 2007, respectively.  (See Note 13.)

(j)  Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income/(loss) available to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and RSUs outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.  (See Note 11.)

(k)  Comprehensive Income/Loss
Comprehensive income/(loss) for the Company includes net income/(loss), the change in net unrealized gains/(losses) on investment securities and derivative hedging instruments, adjusted by realized net gain/(loss) included in net income for the period and reduced by dividends on the Company’s preferred stock.

(l)  U.S. Federal Income Taxes
The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT.  A REIT is not subject to tax on its earnings to the extent that it distributes its taxable ordinary net income to its stockholders.  As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

 (m)  Derivative Financial Instruments/Hedging Activity
The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, which, to date, have been comprised of Swaps and Caps (collectively, “Hedging Instruments”).  The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income for hedges that qualify as an effective hedge and is transferred from other comprehensive income to earnings as the hedged liability affects earnings.  The change in fair value of any ineffective amount of a Hedging Instrument is recognized in earnings.  To date, except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

Upon entering into hedging transactions, the Company documents the relationship between the Hedging Instruments and the hedged liability.  The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133.  The Company discontinues hedge accounting on a prospective basis and recognizes changes in fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate.

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not enter into derivative transactions for speculative or trading purposes.  (See Note 5.)

Interest Rate Swaps
No cost is incurred by the Company at the inception of a Swap; however, in certain cases, the Company is required to pledge cash or securities equal to a specified percentage of the notional amount of the Swap to the counterparty as collateral.  When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, based on the London Interbank Offered Rate (“LIBOR”).  The Company’s Swaps are designated as cash flow hedges against certain of its current and forecasted borrowings under repurchase agreements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While the fair value of the Company’s Swaps are reflected in the consolidated balance sheets, the notional amounts are not.  All changes in the value of Swaps are recorded in accumulated other comprehensive income, provided that the hedge remains effective.  Interest rate swap values are typically based upon their terms relative to the forward curve at the valuation date.  The Company also independently reviews the valuations it receives from Swap counterparties for reasonableness relative to the forward curve to assure that the amount at which the Swap could be settled is fair value.  If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception and throughout the term of the hedging relationship, then the related gain or loss in accumulated other comprehensive income is recognized through earnings.

The gain or loss from a terminated Swap remains in accumulated other comprehensive income until the forecasted interest payments affect earnings.  However, if it is probable that the forecasted interest payments will not occur, then the entire gain or loss is recognized though earnings.

(n)  Adoption of New Accounting Standards and Interpretations
Fair Value Measurements
On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

The changes to previous practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  FAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, FAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Note 9.)

FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable.  The Company’s adoption of FAS 159 on January 1, 2008 did not have a material impact on the its consolidated financial statements as the Company did not elect the fair value option.

FASB Interpretation No. 39-1, “Amendment of FASB Interpretation (“FIN”) No. 39.” (“FIN 39-1”), defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet.  In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The Company’s adoption of FIN 39-1 on January 1, 2008 did not have any impact on its consolidated financial statements.

(o)  Recently Issued Accounting Standards
On March 20, 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reported in the entity’s financial statements.  FAS 161 also requires certain tabular formats for disclosing such information.   FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (i.e., calendar year 2009 for the Company) with early application encouraged.  FAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under FAS 133.  Among other things, FAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features.  The Company is currently evaluating the impact that the adoption of FAS 161 will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under FAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  Given that FSP 140-3 is to be applied prospectively, the Company does not expect that the adoption of FSP 140-3, will have a material impact on the Company’s financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) which provides guidance for determining whether an entity is within the scope of the guidance in the AICPA Audit and Accounting Guide for Investment Companies.  On February 6, 2008, the FASB indefinitely deferred the effective date of SOP 07-1.

(p)  Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      Investment Securities

At March 31, 2008 and December 31, 2007, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS, which were primarily comprised of Agency MBS and non-Agency MBS that were rated AAA by one or more of the Rating Agencies.  The following tables present certain information about the Company's investment securities at March 31, 2008 and December 31, 2007.

	March 31, 2008
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (1)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae Certificates	$7,122,234	$100,496	$(1,046)	$7,221,684	$7,291,068	$83,978	$(14,594)	$69,384
Ginnie Mae Certificates	38,730	682	-	39,412	39,639	310	(83)	227
Freddie Mac Certificates	441,252	7,113	-	462,512	465,323	3,677	(866)	2,811
Non-Agency MBS: (2)
Rated AAA	353,673	2,233	(704)	355,202	315,433	-	(39,769)	(39,769)
Rated AA+	1,109	-	(2)	1,107	975	-	(132)	(132)
Rated single A+	776	-	(2)	774	637	-	(137)	(137)
Rated BBB+	439	-	-	439	351	-	(88)	(88)
Rated BB and below	632	-	-	632	559	7	(80)	(73)
Unrated	3,034	-	-	3,034	939	29	(2,124)	(2,095)
Total MBS	$7,961,879	$110,524	$(1,754)	$8,084,796	$8,114,924	$88,001	$(57,873)	$30,128
Income notes, unrated	-	-	-	1,064	1,064	-	-	-
Total investment securities	$7,961,879	$110,524	$(1,754)	$8,085,860	$8,115,988	$88,001	$(57,873)	$30,128

	December 31, 2007
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (1)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae Certificates	$7,157,079	$91,610	$(706)	$7,247,983	$7,287,111	$47,486	$(8,358)	$39,128
Ginnie Mae Certificates	172,340	3,173	-	175,513	174,089	78	(1,502)	(1,424)
Freddie Mac Certificates	393,441	6,221	-	409,337	408,792	781	(1,326)	(545)
Non-Agency MBS: (2)
Rated AAA	430,025	2,341	(987)	431,379	424,954	97	(6,522)	(6,425)
Rated AA+	1,413	-	-	1,413	1,392	-	(21)	(21)
Rated single A+	989	-	(3)	986	967	-	(19)	(19)
Rated BBB+	559	-	-	559	543	-	(16)	(16)
Rated BB and below	1,512	-	-	1,512	1,646	134	-	134
Unrated	2,968	-	-	2,968	1,689	35	(1,314)	(1,279)
Total MBS	$8,160,326	$103,345	$(1,696)	$8,271,650	$8,301,183	$48,611	$(19,078)	$29,533
Income notes, unrated	-	-	-	1,915	1,614	-	(301)	(301)
Total investment securities	$8,160,326	$103,345	$(1,696)	$8,273,565	$8,302,797	$48,611	$(19,379)	$29,232

(1) Includes principal payments receivable, which is not included in the Principal/Current Face.
(2) Based upon ratings by Standard & Poor's Corporation.

Agency MBS: Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Fannie Mae and Freddie Mac MBS is guaranteed by those respective agencies and the payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Agency MBS:  The Company’s non-Agency MBS are certificates that are backed by pools of single-family mortgage loans, which are not guaranteed by the U.S. government, any federal agency or any federally chartered corporation.  Non-Agency MBS may be rated from AAA to B by one or more of the Rating Agencies or may be unrated (i.e., not assigned a rating by any of the Rating Agencies).  The rating indicates the credit worthiness of the investment, indicating the obligor’s ability to meet its financial commitment on the obligation.

Other Investments:  At March 31, 2008, the Company had $1.1 million invested in income notes, which are unrated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies. The Company recognized an other-than-temporary impairment charge of $851,000 against the income notes, which had an amortized cost of $1.9 million prior to recognizing such impairment, as it did not expect to hold this investment until possible recovery.

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis.  The following table presents information about the Company’s investment securities that were in an unrealized loss position at March 31, 2008.

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$1,087,347	$5,174	76	$607,197	$9,420	109	$1,694,544	$14,594
Ginnie Mae	1,087	3	1	10,874	80	6	11,961	83
Freddie Mac	108,918	177	13	46,609	689	27	155,527	866
Non-Agency MBS:
Rated AAA	184,044	18,678	3	131,388	21,091	13	315,432	39,769
Rated AA	976	132	1	-	-	-	976	132
Rated A	637	137	1	-	-	-	637	137
Rated BBB+	350	88	1	-	-	-	350	88
Rated BB and below	420	80	2	-	-	-	420	80
Unrated	905	2,124	1	-	-	-	905	2,124
Total temporarily impaired securities	$1,384,684	$26,593	99	$796,068	$31,280	155	$2,180,752	$57,873

During the first quarter of 2008, in response to tightening of credit conditions, the Company adjusted its balance sheet strategy decreasing its target debt-to-equity multiple range to 7x to 9x from a historical range of 8x to 9x.  In order to reduce its borrowings, the Company sold MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.

At March 31, 2008, the Company determined that it had the intent and ability to continue to hold its MBS on which it had unrealized losses until recovery of such unrealized losses or until maturity, such that the impairment of these securities was considered temporary.  In making this determination, the Company considered that the decline in the value of Agency MBS was primarily related to changes in market interest rates and the widening of spreads, related to the current credit environment, as the receipt of par is guaranteed by the respective Agency guarantor and that all of the non-Agency securities in an unrealized loss position at March 31, 2008 had maintained their rating.  However, such assessment may change over time given, among other things, the dynamic nature of interest rate markets and other variables.  Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities until recovery or maturity could result in the Company recognizing other-than-temporary impairment charges or realized losses in the future.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of the Company’s investment securities on its other comprehensive income/(loss) for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(In Thousands)	2008	2007
Accumulated other comprehensive income/(loss) from investment securities:
Unrealized gain/(loss) on investment securities at beginning of period	$29,232	$(30,995)
Unrealized gain on investment securities, net	8,836	12,500
Reclassification adjustment for MBS sales	(8,241)	-
Reclassification adjustment for other-than-temporary impairment included in net income from investment securities	301	-
Balance at the end of period	$30,128	$(18,495)

The following table presents components of interest income on the Company’s MBS portfolio for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(In Thousands)	2008	2007
Coupon interest on MBS	$130,282	$92,684
Premium amortization	(5,358)	(8,344)
Discount accretion	91	1
Interest income on MBS, net	$125,015	$84,341

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayments assumptions, at March 31, 2008.

	March 31, 2008
Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC (1)
(Dollars in Thousands)
Within one month	$509,663	6.3%	6.31%
One to three months	153,443	1.9	6.10
Three to 12 Months	303,330	3.7	6.24
One to two years	87,424	1.1	5.59
Two to three years	438,326	5.4	6.04
Three to five years	2,395,896	29.5	5.95
Five to 10 years	4,226,842	52.1	5.83
Total	$8,114,924	100.0%	5.93%

(1)  "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS.  The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company's MBS pledged as collateral under repurchase agreements and in connection with Swaps at March 31, 2008.

	MBS Pledged Under Repurchase Agreements			MBS Pledged for Swaps
MBS Pledged	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Swaps	Total Fair Value of MBS Pledged and Accrued Interest
(In Thousands)
Fannie Mae	$7,159,637	$7,089,894	$34,377	$86,770	$87,147	$451	$7,281,235
Freddie Mac	409,699	406,550	4,091	32,764	32,994	369	446,923
Ginnie Mae	23,517	23,388	119	12,421	12,291	66	36,123
Rated AAA	309,142	346,548	1,640	-	-	-	310,782
	$7,901,995	$7,866,380	$40,227	$131,955	$132,432	$886	$8,075,063

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2008 and December 31, 2007.

(In Thousands)	March 31, 2008	December 31, 2007
Interest Receivable on:
Fannie Mae MBS	$35,062	$36,376
Ginnie Mae MBS	200	870
Freddie Mac MBS	5,053	4,177
MBS rated AAA	1,684	2,070
MBS rated AA	6	7
MBS rated A & A-	4	5
MBS rated BBB and BBB-	2	3
MBS rated BB and below	3	6
Unrated MBS	1	1
MBS interest receivable	$42,015	$43,515
Income notes	-	3
Cash investments	139	92
Total interest receivable	$42,154	$43,610

5.      Hedging Instruments

As part of the Company’s interest rate risk management process, it periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  At and for the quarter ended March 31, 2008, the Company’s derivatives were entirely comprised of Swaps, which have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities.  In addition, the Company is required to pledge assets as collateral for certain of its Swaps, which collateral varies over time based on the market value, notional amount and remaining term of the Swap.  The Company had MBS with a fair value of $132.0 million and $79.9 million pledged as collateral against its Swaps at March 31, 2008 and December 31, 2007, respectively.  In addition, the Company had $7.3 million and $4.5 million of cash (i.e., restricted cash) pledged against Swaps at March 31, 2008 and December 31, 2007, respectively.  The use of Hedging Instruments exposes the Company to counterparty credit risks.  In the event of a default by a Swap counterparty, the Company may not receive payments provided for under the terms of its Swaps, and may have difficulty receiving back its assets pledged as collateral against its Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of the Company’s Hedging Instruments on the Company’s other comprehensive loss for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
(In Thousands)	2008	2007

Accumulated other comprehensive (loss)/income from Hedging Instruments:
Balance at beginning of period	$(99,733)	$602
Unrealized (loss)/gain on Hedging Instruments, net	(90,013)	(4,751)
Reclassification adjustment for net losses included in net income from Swaps	48,162	-
Balance at the end of period	$(141,584)	$(4,149)

(a)  Interest Rate Swaps
Swaps are used by the Company to lock in a fixed interest rate on a portion of its current and anticipated future repurchase agreements.  During the three months ended March 31, 2008, the Company terminated 48 Swaps with an aggregate notional amount of $1.637 billion, resulting in net realized losses of $91.5 million and, in connection therewith, repaid the repurchase agreements that such Swaps hedged.

The following table presents the weighted average rate paid and received for the Company’s Swaps and the net impact of Swaps on the Company’s interest expense for the three months ended March 31, 2008 and 2007, respectively.

	For the Three Months Ended March 31,
(Dollars In Thousands)	2008	2007
Weighted average Swap rate paid	4.58%	4.97%
Weighted average Swap rate received	3.84%	5.33%
Net addition to/(reduction of) interest expense from Swaps	$9,331	$(1,662)

At March 31, 2008, the Company’s had Swaps with an aggregate notional balance of $4.226 billion, which had gross unrealized losses of $141.6 million.  At March 31, 2008, the Company’s Swaps extended 29 months on average with a maximum term of seven years.  The following table presents information about the Company’s Swaps at March 31, 2008, all of which were active.

	March 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate
(Dollars In Thousands)
Within 30 days	$83,462	3.92%
Over 30 days to 3 months	166,242	4.06
Over 3 months to 6 months	236,105	4.03
Over 6 months to 12 months	469,561	4.06
Over 12 months to 24 months	933,566	4.15
Over 24 months to 36 months	846,014	4.19
Over 36 months to 48 months	530,755	4.16
Over 48 months to 60 months	597,412	4.40
Over 60 months	362,541	4.22
Total	$4,225,658	4.17%

(1) Reflects contractual amortization of notional amounts.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)  Interest Rate Caps
Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.  The Company had no Caps at or during the three months ended March 31, 2008.

The following table presents the impact of Caps on the Company’s interest expense for the three months ended March 31, 2008 and March 31, 2007.

	For the Three Months Ended March 31,
(In Thousands)	2008	2007
Premium amortization on Caps	$-	$181
Payments earned on Caps	-	(196)
Net decrease to interest expense related to Caps	$-	$(15)

6.      Real Estate

The Company’s investment in real estate at March 31, 2008 and December 31, 2007, which is consolidated with the Company, was comprised of an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.

The following table presents the summary of assets and liabilities of Lealand at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(In Thousands)	2008	2007
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,543	$11,611
Cash	29	26
Prepaid and other assets	132	260
Mortgage payable (1)	(9,425)	(9,462)
Accrued interest and other payables	(133)	(256)
Real estate assets, net	$2,146	$2,179

 (1)  The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $185,000 at March 31, 2008 and December 31, 2007.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In Thousands)	2008	2007
Revenue from operations of real estate	$414	$413
Mortgage interest expense	(163)	(167)
Other real estate operations expense	(286)	(253)
Loss from real estate operations, net	$(35)	$(7)

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and typically bear interest at rates that are LIBOR-based.  At March 31, 2008, the Company’s repurchase agreements had a weighted average remaining contractual maturity of approximately five months and an effective repricing period of 21 months, including the impact of related Swaps.  At December 31, 2007, the Company’s repurchase agreements had a

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

weighted average remaining contractual maturity of approximately five months and an effective repricing period of 23 months, including the impact of related Swaps.

At March 31, 2008 and December 31, 2007, the Company's repurchase agreements had a weighted average interest rate of 3.50% and 5.06%, respectively. The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related Swaps that hedge existing and forecasted repurchase agreements, at March 31, 2008.

	March 31, 2008
		Weighted Average
Maturity (1)	Balance	Interest Rate
(Dollars In Thousands)
Within 30 days	$3,421,611	3.05%
Over 30 days to 3 months	2,297,541	3.32
Over 3 months to 6 months	258,806	3.42
Over 6 months to 12 months	144,358	4.95
Over 12 months to 24 months	936,678	5.16
Over 24 months to 36 months	94,873	4.30
Over 36 months	157,900	4.02
	$7,311,767	3.50%

(1) Swaps, which are not reflected in the table, in effect modify the repricing period and rate paid on the Company’s repurchase agreements. (See Note 5.)

The following table presents information about the Company's MBS that are pledged as collateral under repurchase agreements based upon the term to maturity of the repurchase agreements at March 31, 2008.

		Term to Contractual Maturity on Repurchase Agreement
MBS Collateral	Fair Value of Collateral	Up to 30 Days	30 to 90 Days	Over 90 Days	Total
(In Thousands)
Agency MBS	$7,592,853	$3,200,540	$2,187,751	$1,677,821	$7,066,112
AAA Rated	309,142	192,055	53,600	-	245,655
	$7,901,995	$3,392,595	$2,241,351	$1,677,821	$7,311,767

8.      Commitments and Contingencies

Lease Commitments and Contingencies
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging from approximately $1.1 million to $1.4 million per year, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at March 31, 2008, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $27,000 per year.

9.      Fair Value of Financial Instruments

Following is a description of the Company’s valuation methodologies for financial assets and liabilities measured at fair value in accordance with FAS 157.  Such valuation methodologies were applied to the Company’s financial assets and liabilities carried at fair value.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy established by FAS 157 are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities
The Company’s investment securities, which are primarily comprised of Agency ARM-MBS, are valued by a third-party pricing service that provides pool-specific evaluations.  The pricing service is provided daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARMs trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARMs.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds, the pricing service calculates the BEEMs of actively traded ARM-MBS.  These BEEMs are further adjusted by trader maintained matrix/logic based on other ARM-MBS characteristics such as, but not limited to, index, reset date, collateral types, life cap, periodic cap, seasoning or age of security.  The pricing service determines prepayment speeds for a given pool.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s investment securities.  The Company’s investment securities are primarily valued based upon readily observable market parameters and are classified as Level 2 fair values.

Swaps
The Company’s Swaps are valued using external third-party bid quotes and internally developed models that apply readily observable market parameters.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2008, on the consolidated balance sheet by FAS 157 valuation hierarchy, as previously described.

	Fair Value at March 31, 2008
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$-	$8,115,988	$-	$8,115,988
Swaps	-	-	-	-
Total assets carried at fair value	-	8,115,988	-	8,115,988

Liabilities:
Swaps	-	141,584	-	141,584
Total liabilities carried at fair value	$-	$141,584	$-	$141,584

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.   Stockholders’ Equity

(a)  Dividends on Preferred Stock
The following table presents dividends declared by the Company on its preferred stock, from January 1, 2007 through March 31, 2008.

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

2008	February 21, 2008	March 3, 2008	March 31, 2008	$0.53125

2007	February 16, 2007	March 1, 2007	March 30, 2007	$0.53125
	May 21, 2007	June 1, 2007	June 29, 2007	0.53125
	August 24, 2007	September 4, 2007	September 28, 2007	0.53125
	November 21, 2007	December 3, 2007	December 31, 2007	0.53125

(b)  Dividends on Common Stock
The Company typically declares quarterly cash dividends on its common stock in the month following the close of each calendar quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons related to its REIT qualification.

On April 1, 2008, the Company declared its 2008 first quarter common stock dividend of $0.18, payable on April 30, 2008, to stockholders of record on April 14, 2008.  (See Note 15.)  The following table presents dividends declared by the Company on its common stock from January 1, 2007 through March 31, 2008:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
April 3, 2007	April 13, 2007	April 30, 2007	$0.080
July 2, 2007	July 13, 2007	July 31, 2007	0.090
October 1, 2007	October 12, 2007	October 31, 2007	0.100
December 13, 2007	December 31, 2007	January 31, 2008	0.145

(c)  Shelf Registrations
On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an indeterminate amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment to this automatic shelf registration statement, which became effective automatically upon filing with the SEC.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 1.9 million shares remained available for issuance at March 31, 2008.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”).  This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock.  At March 31, 2008, 8.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)  Public Offerings of Common Stock
On January 23, 2008, the Company completed a public offering of 28,750,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $9.25 per share and received net proceeds of approximately $253.0 million after the payment of underwriting discounts and commissions and related expenses.

(e)  DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the three months ended March 31, 2008, the Company issued 5,769 shares of common stock through the DRSPP, raising net proceeds of $52,000.  From the inception of the DRSPP in September 2003, through March 31, 2008, the Company issued 13,047,487 shares pursuant to the DRSPP raising net proceeds of $119.0 million.

(f)  Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  The Company did not issue any shares of common stock in at-the-market transactions through the CEO Program during the three months ended March 31, 2008.  From inception of the CEO Program through March 31, 2008, the Company issued 6,500,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $51,543,121 and, in connection with such transactions, paid Cantor fees and commissions of $1,263,421.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at March 31, 2008.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.  From inception of the Repurchase Program in April 2005 through April 2006, the Company repurchased 3,191,200 shares of common stock at an average cost of $5.90 per share.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2008 and 2007.
	Three Months Ended March 31,
(In Thousands, except per share amounts)	2008	2007
Numerator:
Net (loss)/ income to common stockholders:
Net (loss)/income	$(85,943)	$9,850
Dividends declared on preferred stock	(2,040)	(2,040)
Net (loss)/income to common stockholders for basic and diluted earnings per share	$(87,983)	$7,810

Denominators:
Weighted average common shares for basic earnings per share	144,710	80,762
Weighted average dilutive employee stock options (1)	87	33
Denominator for diluted earnings per share (1)	144,710	80,795
Basic and diluted net (loss)/earnings per share:	$(0.61)	$0.10

(1) The impact of dilutive stock options is not included in the computation of earnings per share for the three months ended Match 31, 2008, as their inclusion would be anti-dilutive.

12.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at March 31, 2008 and December 31, 2007 was as follows:

(In Thousands)	March 31, 2008	December 31, 2007
Available-for-sale Investment Securities:
Unrealized gains	$88,001	$48,611
Unrealized (losses)	(57,873)	(19,379)
	30,128	29,232
Hedging Instruments:
Unrealized (losses) on Swaps, net	(141,584)	(99,733)
	(141,584)	(99,733)
Accumulated other comprehensive (loss)	$(111,456)	$(70,501)

13.   Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  2004 Equity Compensation Plan
In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board (“Compensation Committee”) as covered services for these purposes) for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2004 Plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2008, 1.9 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

date that the Company’s stockholders approved such plan.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine at its discretion.  Distributions are made with respect to vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the corresponding common stock dividends are declared.  The Company made DER payments of approximately $187,000 and $57,000, respectively, during the three months ended March 31, 2008 and 2007 for common stock dividends declared in the previous December.  At March 31, 2008, the Company had 1,035,892 DERs outstanding, all of which were entitled to receive dividends.

Options
Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the Company’s common stock, as determined on the date of grant, shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of Option issued under the 2004 Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.  Options will be exercisable at such times and subject to such terms set forth in the related Option award agreement, which terms are determined by the Compensation Committee.

At March 31, 2008, 707,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $9.32.  No Options were granted and no Options expired during the three months ended March 31, 2008 and March 31, 2007.  During the three months ended March 31, 2008, 255,000 Options were exercised and no Options were exercised during the three months ended March 31, 2007.  As of March 31, 2008, the aggregate intrinsic value of total Options outstanding was $143,000.

Restricted Stock
During the three months ended March 31, 2008 and 2007, the Company issued 10,811 and 20,504 shares of restricted common stock, respectively.  At March 31, 2008 and December 31, 2007, the Company had unrecognized compensation expense of $181,000 and $200,000, respectively, related to unvested shares of restricted common stock.

Restricted Stock Units
An RSU is a right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which, as specified by the Compensation Committee at the time of grant, may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock or such fair market value to the extent in excess of an established base value, on the applicable settlement date.   On October 26, 2007, the Company granted an aggregate of 326,392 RSUs, together with DERs attached to certain of the Company’s employees under the 2004 Plan.  At March 31, 2008 and December 31, 2007, all of the Company’s RSUs outstanding were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs will be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013, as described in the related award agreement.  At March 31, 2008, the Company had unrecognized compensation expense of $2.4 million related to the unvested RSUs.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents expenses recorded by the Company related to its equity based compensation instruments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(In Thousands)	2008	2007
Options	$-	$9
Restricted shares of common stock	119	165
RSUs	223	-
Total	$342	$174

(b)  Employment Agreements
The Company has employment agreements with five of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control provisions that are subject to the occurrence of certain triggering events.

(c)  Deferred Compensation Plans
The Company administers the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan and the MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan (collectively, the “Deferred Plans”).  Pursuant to the Deferred Plans, participants may elect to defer a certain percentage of their compensation.  The Deferred Plans are intended to provide participants with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders.

Amounts deferred are considered to be converted into “stock units” of the Company.  Stock units do not represent stock of the Company, but rather represent a liability of the Company that increases or decreases in value as would equivalent shares of the Company’s common stock.  Deferred compensation liabilities are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.  Effective January 1, 2007, the Board suspended indefinitely the non-employee directors’ ability to defer additional compensation under the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan.

The Company’s liability under the Deferred Plans is based on the market price of the Company’s common stock at the balance sheet date.  For the quarter ended March 31, 2008, the Deferred Plans reduced total operating and other expense by $338,000, reflecting the decrease in the market price of the Company’s common stock at March 31, 2008 from December 31, 2007.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2008 and December 31, 2007 and the Company’s associated liability under such plans based on the market value of the Company’s liability for its obligations under Deferred Plans at such dates.

	March 31, 2008		December 31, 2007
(In Thousands)	Cumulative Income Deferred	Liability Under Deferred Plans	Cumulative Income Deferred	Liability Under Deferred Plans
Directors’ deferred	$551	$515	$551	$745
Officers’ deferred	282	241	282	348
	$833	$756	$833	$1,093

(d)  Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Code.  The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the quarters ended March 31, 2008 and 2007, the Company recognized expenses for matching contributions of $29,000 and $25,000, respectively.

14.  Related Party Transactions

On February 12, 2008, MFResidential Investments, Inc., a newly-organized Maryland corporation (“MFR”), filed a registration statement on Form S-11 with the SEC relating to its initial public offering.  MFR’s business strategy will be to invest primarily, on a leveraged basis, in residential MBS, residential mortgage loans and other real estate-related financial assets.  MFR will be externally managed by a subsidiary of MFA, for which MFA will, indirectly, be entitled to receive management fee income pursuant to a written management agreement.  In addition, in connection with MFR’s initial public offering, MFA has agreed to make an investment in MFR and/or its operating partnership subsidiary equal in the aggregate to 9.8% of the outstanding shares of common stock of MFR after giving effect to such offering.  MFA will also have the right to receive incentive allocations and distributions from MFR’s operating partnership subsidiary based on MFR’s achievement of operating results above specified thresholds.

15.  Subsequent Event

On April 1, 2008, the Company declared a first quarter 2008 dividend of $0.18 per share on its common stock to stockholders of record on April 14, 2008.  These common stock dividends and DERs totaled $27.5 million and were paid on April 30, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to MFA Mortgage Investments, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  MBS refers to the mortgage-backed securities in our portfolio; Agency MBS refers to our MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; hybrids refers to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refers to hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; and ARM-MBS refers to MBS that are secured by ARMs.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2007.

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act), and, as such, may involve known and unknown risks, uncertainties and assumptions.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are primarily secured by pools of mortgages on single family residences.  Our ARM-MBS portfolio consists primarily of Agency MBS and MBS rated AAA.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

We have elected to be taxed as a REIT for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual taxable ordinary net income to our stockholders, subject to certain adjustments.

At March 31, 2008, we had total assets of approximately $8.552 billion, of which $8.115 billion, or 94.9%, represented our MBS portfolio.  At March 31, 2008 $7.796 billion, or 96.1%, of our MBS portfolio was comprised of Agency MBS, $315.4 million, or 3.9%, was comprised of AAA rated MBS and $3.5 million, or 0.1% (i.e., 1/10 of 1%), was comprised of non-Agency MBS rated below AAA or unrated.  At March 31, 2008, all of the MBS in our portfolio consisted of ARM-MBS and none of our MBS were backed by subprime mortgage loans.  At March 31, 2008, we also had an indirect investment of $11.5 million in a 191-unit multi-family apartment property and one unrated security with a fair value/carrying value of $1.1 million.  In addition, through a wholly-owned subsidiary, we provide investment advisory services to a third-party institution with respect to their MBS portfolio investments and, as of March 31, 2008, had approximately $267.8 million of assets under management.

The ARMs collateralizing our MBS include hybrids, with fixed-rate periods generally ranging from three to ten years and, to a lesser extent, adjustable-rate mortgages.  We expect that over time ARM-MBS experience higher prepayment rates than do fixed-rate MBS, as we believe that homeowners with hybrids and adjustable-rate mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.  In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches.  As of March 31, 2008, assuming a 20% constant prepayment rate (or CPR), approximately 29.4% of our MBS assets were expected to reset or prepay during the next 12 months and a total of 82.9% of our MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 33 months.  Our repurchase agreements extended on average approximately 21 months, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately 12 months at March 31, 2008.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the terms and availability of financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

It is our business strategy to hold our investment securities, primarily comprised of MBS, as long-term investments.  As such, on at least a quarterly basis, we assess both our ability and intent to continue to hold each of our investment securities.  As part of this process, we monitor our investment securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our investment securities could result in our recognizing impairment charges.

During the first quarter of 2008, we took proactive and definitive steps to adjust our leverage strategy and reduce risk, in light of the significant disruptions in the credit markets by decreasing our target debt-to-equity multiple range to 7x to 9x from a historical range of 8x to 9x.  We sold $1.851 billion of MBS in March 2008, consisting of $1.800 billion of Agency MBS and $50.6 million of AAA-rated MBS at an aggregate realized loss of $24.5 million.  Related to these asset sales, we repaid associated repurchase agreements and terminated $1.637 billion of associated interest rate swap agreements realizing a loss of $91.5 million.  As a result, as of March 31, 2008, our debt-to-equity multiple was reduced to approximately 7x.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices, typically following an initial fixed-rate period, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In order to reduce this interest rate risk exposure, we enter into derivative financial instruments, which were comprised entirely of Swaps at and for the quarter ended March 31, 2008.  Our Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and anticipated LIBOR-based repurchase agreements.  Our Swaps are expected to result in interest savings in a rising interest rate environment and, conversely, in a declining interest rate environment, result in us paying the stated fixed swap rate on each of our instruments, which could be higher than the market rate.  During the quarter ended March 31, 2008, we entered into 40 new Swaps with an aggregate notional amount of $1.451 billion and a weighted average fixed pay rate of 3.27%, and had Swaps with an aggregate notional amount of $215.4 million expire.

On February 12, 2008, MFResidential Investments, Inc., a newly-organized Maryland corporation, filed a registration statement on Form S-11 with the SEC relating to its initial public offering.  MFR’s business strategy will be to invest primarily, on a leveraged basis, in residential MBS, residential mortgage loans and other real estate-related financial assets.  MFR will be externally managed by one of our subsidiaries, for which we will, indirectly, be entitled to receive management fee income pursuant to a written management agreement.  In addition, in connection with MFR's initial public offering, we have agreed to make an investment in MFR and/or its operating partnership subsidiary equal in the aggregate to 9.8% of the outstanding shares of common stock of MFR after giving effect to such offering.  We will also have the right to receive incentive allocations and distributions from MFR’s operating partnership subsidiary based on MFR’s achievement of operating results above specified thresholds.

We expect to continue to explore further alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Market Conditions

Recent financial market events have led to a contraction in market liquidity for mortgage-related assets.  While lenders have increased margin requirements for collateralized borrowings across all asset classes, margin requirements and availability of financing for non-Agency MBS collateral have been impacted to a greater extent.  Repurchase agreement counterparties have taken this position in response to the increased risk due to reduced liquidity and greater price volatility of the underlying collateral.  In some cases, margin calls have forced borrowers to liquidate collateral in order to meet margin calls, resulting in losses.

In response to these events, we announced in March 2008 that we have adjusted our balance sheet strategy.  While we historically maintained a debt-to-equity multiple of approximately 8x to 9x, we determined that it was prudent to generally lower our target debt-to-equity multiple to approximately 7x to 9x.  To effect this change in leverage strategy, in March 2008, we sold $1.851 billion of MBS, consisting of $1.800 million of Agency MBS and $50.6 million of AAA rated MBS, realizing net losses of $24.5 million, terminated $1.637 billion of Swaps realizing losses of $91.5 million and reduced our borrowings under repurchase agreements by $1.819 billion.

As we begin the second quarter of 2008, we believe that we are positioned to take advantage of attractive investment opportunities available to us.  Industry de-levering and reduced liquidity have increased spreads between the yield on available assets and our cost of financing those assets.  Further, ARM-MBS have continued to benefit from slower prepayments and the yield curve has retained a positive slope.  The U.S. Federal Reserve (or the Fed) has continued to lower the target federal funds rate and has taken other steps to enhance market liquidity.  Although margin requirements have increased on our repurchase agreements, we believe that we will continue to have additional available financing capacity.  At March 31, 2008, our average haircut (which is the difference between the amount we borrow from a lender and the value of the securities we have pledged against such borrowing) on Agency-MBS was 4.3% and 17.7% on non-Agency MBS.

The following table presents our leverage multiples, as measured by debt-to-equity, as of the dates presented.

Date	Leverage Multiple
March 31, 2008	7.0	x
December 31, 2007	8.1	x
September 30, 2007	8.3	x
June 30, 2007	9.1	x
March 31, 2007	8.3	x

Results of Operations

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

For the first quarter of 2008, we realized a net loss of $88.0 million, or $(0.61) per common share, compared to net income of $7.8 million, or $0.10 per share for the first quarter of 2007.  During the quarter ended March 31, 2008, in response to market conditions, we reduced our target leverage multiple.  As a result, as more fully discussed below, in March 2008, we sold $1.851 billion of MBS realizing net losses of $24.5 million and terminated $1.637 billion of Swaps realizing losses of $91.5 million.

Interest income on our investment securities portfolio for the first quarter of 2008 increased by $40.7 million, or 48.3%, to $125.1 million compared to $84.3 million earned during the first quarter of 2007.  The increase in MBS interest income primarily reflects the growth in, and an increase in the yield earned on, our MBS portfolio.  Excluding changes in market values, our average investment in MBS increased by $2.602 billion, or 41.3%, to $8.902 billion for first quarter of 2008 from $6.300 billion for first quarter of 2007.  The net yield on our MBS portfolio increased by 27 basis points to 5.62% for the first quarter of 2008 compared to 5.35% for the first quarter of 2007.  We experienced a 31 basis point reduction in the cost of net premium amortization to 24 basis points for the first quarter of 2008 from 55 basis points for the first quarter of 2007, while the gross yield on the MBS portfolio decreased to 6.01% for the first quarter of 2008 from 6.11% for the first quarter of 2007, reflecting the general decline in market interest rates.  The decrease in the cost of our premium amortization during the first quarter of 2008 reflects a decrease in the average CPR experienced on our portfolio as well as a decrease in the average purchase premium on our MBS portfolio.  Our CPR for the quarter ended March 31, 2008 was 14.3% compared to 23.8% for the first quarter of 2007, while the average purchase premium on our MBS portfolio was 1.4% for the quarter ended March 31, 2008 compared to 1.6% for the quarter ended March 31, 2007.  At March 31, 2008, our purchase premium was 1.4%.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
March 31, 2008	6.01%	(0.24)%	(0.15)%	5.62%
December 31, 2007	6.12	(0.25)	(0.14)	5.73
September 30, 2007	6.12	(0.38)	(0.16)	5.58
June 30, 2007	6.09	(0.50)	(0.19)	5.40
March 31, 2007	6.11	(0.55)	(0.21)	5.35

The future direction of the CPR will be impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers and the economy in general.  We currently estimate that our CPR will approximate 20% over time.

The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis:

Quarter Ended	CPR
March 31, 2008	14.3%
December 31, 2007	13.4
September 30, 2007	18.1
June 30, 2007	22.5
March 31, 2007	23.8

Interest income from our cash investments increased by $2.6 million to $3.0 million for the first quarter of 2008 from $448,000 for the first quarter of 2007.  Our average cash investments increased by $313.5 million to $348.0 million for the first quarter of 2008 compared to $34.4 million for the first quarter of 2007 and yielded 3.50% for the first quarter of 2008, compared to 5.27% for the first quarter of 2007.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  We expect that the yield on our cash investments will continue to follow the direction of Fed changes to the target federal funds rate.

Our interest expense for the first quarter of 2008 increased by 29.4% to $93.5 million, from $72.3 million for the first quarter of 2007, reflecting an increase in the amount our borrowings, partially offset by the decrease in the interest rate we paid on such borrowings.  The average amount outstanding under our repurchase agreements for the first quarter of 2008 increased by $2.453 billion, or 43.4%, to $8.101 billion, from $5.648 billion for the first quarter of 2007.  The increase in our borrowings under repurchase agreements reflects our leveraging the net proceeds from the equity capital we raised, from the fourth quarter of 2007 through January 2008, as we invested such proceeds on a leveraged basis through February 2008.  We experienced a 55 basis point decrease in our effective cost of borrowing to 4.64% for the quarter ended March 31, 2008 from 5.19% for the quarter ended March 31, 2007.  This decrease in rate paid on our borrowings reflects the lower market rates paid on incremental borrowings and repurchase agreements that expired and/or rolled during late 2007 and the first quarter of 2008.  Our Hedging Instruments increased the cost of our borrowings by $9.3 million, or 46 basis points, during the quarter ended March 31, 2008, while such instruments decreased the cost of our borrowings by $1.7 million, or 12 basis points, during the first quarter of 2007.

To effect our reduced leverage strategy, we reduced the amount of our borrowings and terminated Swaps hedging such borrowings.  At March 31, 2008, we had repurchase agreements of $7.312 billion compared to $9.131 billion at February 29, 2008.  We currently expect that our reduction in leverage along with Fed actions aimed at decreasing market interest rates will reduce our cost of borrowings in the coming quarters.

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap, such that the interest rate on our hedged repurchase agreements will not decrease in connection with the recent decline in market interest rates, but rather will remain at the fixed rate stated in the Swap agreements over the term of such instruments.  At March 31, 2008, we had repurchase agreements of $7.312 billion, of which $4.226 billion was hedged with Swaps.  At March 31, 2008, our Swaps had a weighted average fixed-pay rate of 4.17% and extended 29 months on average with a maximum term of seven years.  The remainder of our repurchase agreements, which were not hedged, had a weighted average term to maturity of 14 months and a weighted average fixed rate of 4.3% at March 31, 2008.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the first quarter of 2008, our net interest income increased by $22.1 million, to $34.6 million from $12.5 million for the first quarter of 2007.  This increase reflects the growth in our interest-earning assets, an increase in the net yield on our MBS and an improvement in our net interest spread as MBS yields relative to our cost of funding widened.  Our first quarter 2008 net interest spread and margin were 0.90% and 1.47%, respectively, compared to a net interest spread and margin of 0.16% and 0.73%, respectively, for the first quarter of 2007.  The following table presents quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented.

For the Quarter Ended	Net Interest Spread	Net Interest Margin (1)
March 31, 2008	0.90%	1.47%
December 31, 2007	0.65	1.22
September 30, 2007	0.36	0.90
June 30, 2007	0.20	0.74
March 31, 2007	0.16	0.73

(1) Net interest income divided by interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on interest-earning assets, cost of funds and net interest income for the quarterly periods presented.

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Cash, Cash Equivalents and Restricted Cash	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
March 31, 2008	$8,902,340	$125,065	$347,970	$128,096	5.54%	$8,100,961	$93,472	4.64%	$34,624
December 31, 2007	7,681,065	109,999	196,344	112,284	5.70	6,975,521	88,881	5.05	23,403
September 30, 2007	6,852,994	95,590	90,006	96,716	5.57	6,225,695	81,816	5.21	14,900
June 30, 2007	6,696,979	90,392	51,160	91,026	5.39	6,051,209	78,348	5.19	12,678
March 31, 2007	6,300,491	84,347	34,443	84,795	5.35	5,647,700	72,260	5.19	12,535

(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

For the quarter ended March 31, 2008, we had a net other loss of $116.4 million compared to net other operating income earned of $531,000 for the quarter ended March 31, 2007.  During the first quarter of 2008, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In addition, at March 31, 2008, we recognized an other-than-temporary impairment charge of $851,000 against one unrated investment security that had an amortized cost of $1.9 million prior to recognizing the impairment.  By reducing our leverage, we decreased our potential market liquidity risks and believe we are positioned to take advantage of opportunities in the future.

We expect to launch MFR, through an initial public offering, during 2008.  MFR intends to initially invest in investment grade MBS. We have agreed to purchase in the concurrent private offering a number of shares of MFR’s common stock and operating partnership units equal in the aggregate to 9.8% of MFR’s outstanding shares of common stock after giving effect to the shares sold in their public offering, excluding shares sold pursuant to the underwriters’ exercise of their overallotment option, of which approximately 9.55% will be shares of MFR’s common stock and 0.25% will be operating partnership units. Through a subsidiary, we will externally advise and manage MFR and therefore expect to earn additional fee and incentive distribution income from MFR.  The timing and amount of such advisory income related to MFR are uncertain at this time.

For the first quarter of 2008, we had operating and other expenses of $4.2 million, including real estate operating expenses and mortgage interest totaling $449,000 attributable to our one remaining real estate investment.  For the first quarter of 2008, our compensation and benefits and other general and administrative expense totaled $3.8 million, or 0.16% of average assets, compared to $2.8 million, or 0.18% of average assets, for the first quarter of 2007.  Our expenses as a percentage of average assets decreased, reflecting the increase in our assets since the first quarter of 2007.  The $1.0 million increase in our compensation expense for the first quarter of 2008 compared to the first quarter of 2007, primarily reflects an increase to our bonus accrual and higher salary expense reflecting additional hires and salary increases.  Other general and administrative expenses, which were $1.1 million for the first quarter of 2008 compared to $1.2 million for the first quarter of 2007, are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, Board fees and miscellaneous other operating costs.

Critical Accounting Policies

On January 1, 2008, we adopted FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

FAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, FAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by FAS 157 are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Our investment securities, which are primarily comprised of Agency ARM-MBS, are valued by a third party pricing service primarily based upon readily observable market parameters and are classified within Level 2 of the valuation hierarchy.  Our Swaps are valued using external third party bid quotes and internally developed models that apply readily observable market parameters and are classified within level 2 of the valuation hierarchy.

We have established and documented processes for determining our fair values and base fair value on quoted market prices, when available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, we continue to refine our valuation methodologies.  The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  This condition could cause our financial instruments to be reclassified from Level 2 to Level 3.

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market opportunities, proceeds from capital market transactions.  We use significant cash to repay principal and interest on our repurchase agreements, purchase MBS, make dividend payments on our capital stock, fund our operations and make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  On January 23, 2008, we completed a public offering of 28,750,000 million shares of our common stock, raising net proceeds of $253.0 million.  We used the net proceeds from this offering to acquire additional high quality ARM-MBS, on a leveraged basis, and for working capital purposes.  In addition, during the first quarter of 2008, we issued approximately 5,769 shares of common stock pursuant to our DRSPP raising net proceeds of $52,000.  We did not issue any shares of common stock pursuant to our CEO Program during the first three months of 2008.  At March 31, 2008, we had the ability to issue an unlimited amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 8.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-8.

To the extent we raise additional equity capital from future capital market transactions, we currently anticipate using cash proceeds from such transactions to purchase additional Agency ARM-MBS or other securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes.  We may also acquire additional interests in residential ARMs and/or other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

During the quarter ended March 31, 2008, we purchased $2.089 billion of investment securities, comprised of ARM-MBS, using proceeds from repurchase agreements, cash raised from the sale of our common stock and existing cash.  During the first quarter of 2008, we received cash of $395.6 million from prepayments and scheduled amortization on our investment securities.

While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In response to market conditions (as previously discussed under “Market Conditions”) in March 2008, we sold 84 MBS, generating net proceeds of $1.851 billion, which were primarily used to reduce our borrowings under our repurchase agreements, thereby lowering our leverage multiple.  At March 31, 2008, our debt-to-equity multiple was 7.0x, compared to 8.1x at December 31, 2007.

Borrowings under repurchase agreements were $7.312 billion at March 31, 2008, compared to $7.526 billion at December 31, 2007.  At March 31, 2008, we had master repurchase agreements with 18 separate counterparties, had amounts outstanding under repurchase agreements with 15 of such counterparties and had available capacity under our credit limits with respect to our repurchase agreements.

During the first quarter of 2008, we paid cash dividends of $2.0 million on our preferred stock and $17.8 million on our common stock for dividends that were declared in December 2007.  On April 1, 2008, we declared our first quarter 2008 dividend on our common stock of $0.18 per share, which totaled $27.3 million and was paid on April 30, 2008 to stockholders of record on April 14, 2008.

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., initiate a margin call).  Margin calls result from a decline in the value of the MBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such MBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting our MBS and other market factors.  To cover a margin call, we may pledge additional securities or cash.  At the time one of our repurchase agreement matures, cash on deposit as collateral (i.e., restricted cash), if any, is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed.  In addition, we are required to pledge MBS or cash as collateral against our Swaps.  At March 31, 2008, we had a total of $8.034 billion of MBS and $33.1 million of restricted cash pledged as collateral against our repurchase agreements and Swaps.  As interest rates decline, the value of our Swaps generally decreases, resulting in margin calls.  Cash collateral on Swaps and/or repurchase agreements is held in interest-bearing deposit accounts with lenders/counterparties, and is reported on our balance sheet as “restricted cash.”  Collateral pledged against Swaps is returned to us when margin requirements are exceeded or when a Swap is terminated or expires.

Through March 31, 2008, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral.  At March 31, 2008, we had available cash of $339.8 million and MBS with a fair value of $81.0 million that were not pledged as collateral.  We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

Inflation

Substantially all of our assets and liabilities are financial in nature.  As a result, changes in interest rates and other factors impact our performance far more than does inflation.  Our financial statements are prepared in accordance with GAAP and dividends are based upon net ordinary income as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair market value without considering inflation.

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2007 and this quarterly report on Form 10-Q for the quarter ended March 31, 2008.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions.  Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act.  As of March 31, 2008, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

The following table presents information at March 31, 2008 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR, 20% CPR and 25% CPR.

CPR		Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0	% (2)	62	21	41
15%		39	21	18
20%		33	21	12
25%		29	21	8

(1) Reflects the effect of our Swaps.
(2) Reflects contractual maturities, which does not consider any prepayments.

At March 31, 2008, our financing obligations under repurchase agreements had remaining contractual terms of five years or less.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  However, our Swaps in effect lock-in a fixed rate of interest over the term of each of our Swaps on a corresponding portion of our repurchase agreements.  At March 31, 2008, we had repurchase agreements of $7.312 billion, of which $4.226 billion was hedged with Swaps.  At March 31, 2008, our Swaps had a weighted average fixed-pay rate of 4.17% and extended 29 months on average with a maximum term of seven years.

We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  During the quarter ended March 31, 2008, our Swaps increased our borrowing costs by $9.3 million, or 46 basis points.

The interest rates for most of our adjustable-rate assets are primarily dependent on LIBOR, the one-year constant maturity treasury (or CMT) rate, or the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) rate, while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At March 31, 2008, we had 78.9% of our ARM-MBS repricing from LIBOR (of which 70.3% repriced based on 12-month LIBOR and 8.6% repriced based on six-month LIBOR), 15.6% repricing from the one-year CMT index, 5.0% repricing from MTA and 0.5% repricing from the 11th District Cost of Funds Index (or COFI).

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

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period.  A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results.  As presented in the following table, at March 31, 2008, we had a negative gap of $53.3 million in our less than three month category.  The following gap analysis is prepared assuming a 20% CPR; however, actual future prepayment speeds could vary significantly.  The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indices applicable to our assets and liabilities.  The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.  The notional amount of our Swaps is presented in the following table, as they fix the cost and repricing characteristics of a portion of our repurchase agreements.  While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts, presented in the table below, are not.

	At March 31, 2008
(In Thousands)	Less than Three Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
Interest-Earning Assets:
Investment securities	$1,067,374	$1,328,552	$1,199,543	$1,128,106	$3,392,413	$8,115,988
Cash and restricted cash	372,822	-	-	-	-	372,822
Total interest-earning assets	$1,440,196	$1,328,552	$1,199,543	$1,128,106	$3,392,413	$8,488,810

Interest-Bearing Liabilities:
Repurchase agreements	$5,719,152	$403,164	$936,678	$94,873	$157,900	$7,311,767
Mortgage payable on real estate	-	-	-	-	9,425	9,425
Total interest-bearing liabilities	$5,719,152	$403,164	$936,678	$94,873	$167,325	$7,321,192

Gap before Hedging Instruments	$(4,278,956)	$925,388	$262,865	$1,033,233	$3,225,088	$1,167,618
Swaps, notional amount	$4,225,658	-	-	-	-	$4,225,658

Cumulative Difference Between Interest-Earnings Assets and Interest Bearing Liabilities after Hedging Instruments	$(53,298)	$872,090	$1,134,955	$2,168,188	$5,393,276

Market Value Risk

All of our investment securities are designated as “available-for-sale” and, as such, are reflected at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity.  (See Note 10 to the accompanying consolidated financial statements, included under Item 1.)  The fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at March 31, 2008, these securities were primarily Agency MBS or AAA rated MBS, such changes in the fair value of our MBS are generally not believed to be credit-related.  At March 31, 2008, we held $2.5 million of investment securities that were rated below AAA, and $2.0 million of unrated securities, comprised of MBS of $939,000 and $1.1 million investment in income notes.

The following table presents information about our non-Agency MBS (none of which were backed by subprime collateral) held at March 31, 2008.

(Dollars in Thousands)	MBS Amortized Cost	Fair Value	Percent of Total	Weighted Average Price at March 31, 2008	Weighted Average Loan Age	Loan to Value at Origination	Weighted Average FICO at Origination (1)
Non-Agency MBS:
Rated AAA	$355,202	$315,433	98.91%	89.63%	28 months	72%	730
Rated AA+	1,107	975	0.31	88.00	50 months	61	739
Rated single A+	774	637	0.20	82.00	50 months	61	739
Rated BBB+	439	351	0.11	79.00	50 months	61	739
Rated BB and below	632	559	0.18	76.83	44 months	66	734
Unrated	3,034	939	0.29	1.94 (2)	27 months	82	719
Total Non-Agency MBS	$361,188	$318,894	100.00%	89.32%	29 months	72%	730

(1) FICO, named after Fair Isaac Corp., is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness.
(2) Includes an interest only net interest margin security which at March 31, 2008 had an amortized cost of 2.5% of the notional amount and an estimated market value of 0.7% of the notional amount.

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls were not met, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, resulting in a loss to us.  In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”.  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold.  Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.  Further, if we were unable to meet margin calls, lenders could sell the securities collateralizing our repurchase agreements with such lenders, which sales could result in a loss to us.  To date, we have met all of our margin calls.

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

Our assets which are pledged to secure repurchase agreements are typically high-quality MBS.  At March 31, 2008, we had cash and cash equivalents of $339.8 million and unpledged MBS of $81.0 million available to meet margin calls on our repurchase agreements and for other corporate purposes.  However, should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At March 31, 2008, the net premium on our investment securities portfolio for financial accounting purposes was $108.8 million (1.4% of the principal balance of MBS); while the net premium for income tax purposes was estimated at $106.4 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio on March 31, 2008.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+ 1.00%	(7.01%)	(1.07%)
+ 0.50%	(3.22%)	(0.42%)
- 0.50%	0.95%	0.20%
- 1.00%	1.12%	0.17%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2008.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the above table.

The above table quantifies the potential changes in net interest income and portfolio value should interest rates immediately change (or Shock).  The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.62 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.90).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Hedging Instruments that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.
Item 1A. Risk Factors

 There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).  The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this quarterly report on Form 10-Q.

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

3.3  Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 16, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q for the quarter ended September 30, 2002 filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: April 29, 2008	MFA Mortgage Investments, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer and President

	By:	/s/ William S. Gorin
William S. Gorin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)