Form 10-Q
period 2008-06-30
MFA MORTGAGE INVESTMENTS
filed 2008-07-30
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

197,782,529 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 29, 2008.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Per Share Amounts)	2008	2007
	(Unaudited)
Assets:
Investment securities at fair value (including pledged mortgage-backed securities (“MBS”) of $10,029,077 and $8,046,947 at June 30, 2008 and December 31, 2007, respectively) (Notes 3, 7 and 9)	$10,492,955	$8,302,797
Cash and cash equivalents	231,857	234,410
Restricted cash (Note 2(d))	387	4,517
Interest receivable (Note 4)	50,787	43,610
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(m), 5 and 9)	12,891	103
Real estate, net (Note 6)	11,477	11,611
Goodwill (Note 2(f))	7,189	7,189
Prepaid and other assets	1,926	1,622
Total Assets	$10,809,469	$8,605,859

Liabilities:
Repurchase agreements (Note 7)	$9,310,176	$7,526,014
Accrued interest payable	20,169	20,212
Mortgage payable on real estate (Note 6)	9,385	9,462
Swaps, at fair value (Notes 2(m), 5 and 9)	53,656	99,836
Excess margin cash collateral (Note 7)	11,500	-
Dividends and dividend equivalents payable (Note 10(b))	-	18,005
Accrued expenses and other liabilities	5,716	5,067
Total Liabilities	9,410,602	7,678,596

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at June 30, 2008 and December 31, 2007 ($96,000 aggregate liquidation preference) (Note 10)	38	38
Common stock, $.01 par value; 370,000 shares authorized; 197,783 and 122,887 issued and outstanding at June 30, 2008 and December 31, 2007, respectively (Note 10)	1,978	1,229
Additional paid-in capital, in excess of par	1,643,614	1,085,760
Accumulated deficit	(171,698)	(89,263)
Accumulated other comprehensive loss (Note 12)	(75,065)	(70,501)
Total Stockholders’ Equity	1,398,867	927,263
Total Liabilities and Stockholders’ Equity	$10,809,469	$8,605,859

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
	(Unaudited)

Interest Income:
Investment securities (Note 3)	$118,542	$90,392	$243,607	$174,739
Cash and cash equivalent investments	2,151	634	5,182	1,082
Interest Income	120,693	91,026	248,789	175,821

Interest Expense (Note 7)	76,661	78,348	170,133	150,608

Net Interest Income	44,032	12,678	78,656	25,213

Other Income/(Loss):
Net loss on sale of MBS (Note 3)	-	(116)	(24,530)	(113)
Other-than-temporary impairment on investment securities (Note 3)	(4,017)	-	(4,868)	-
Revenue from operations of real estate (Note 6)	398	413	812	826
Gain/(loss) on early termination of Swaps, net (Note 5(a))	-	176	(91,481)	176
Miscellaneous other income, net	87	109	179	224
Other (Loss)/Income	(3,532)	582	(119,888)	1,113

Operating and Other Expense:
Compensation and benefits (Note 13)	2,687	1,409	5,331	3,021
Real estate operating expense and mortgage interest (Note 6)	424	429	873	849
New business initiative (Note 14)	998	-	998	-
Other general and administrative expense	1,353	1,244	2,471	2,428
Operating and Other Expense	5,462	3,082	9,673	6,298

Net Income/(Loss) Before Preferred Stock Dividends	35,038	10,178	(50,905)	20,028
Less: Preferred Stock Dividends	2,040	2,040	4,080	4,080
Net Income/(Loss) to Common Stockholders	$32,998	$8,138	$(54,985)	$15,948

Income/(Loss) Per Share of Common Stock – Basic and Diluted (Note 11)	$0.20	$0.10	$(0.35)	$0.20
Dividends Declared Per Share of Common Stock (Note 10(b))	$0.18	$0.08	$0.18	$0.08

Weighted average shares outstanding:
Basic	165,896	81,874	155,303	81,321
Diluted	165,925	81,908	155,303	81,356

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended
(In Thousands, Except Per Share Amounts)	June 30, 2008
(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 per share:
Balance at June 30, 2008 and December 31, 2007 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2007 (122,887 shares)	1,229
Issuance of common stock (74,896 shares)	749
Balance at June 30, 2008 (197,783 shares)	1,978

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2007	1,085,760
Issuance of common stock, net of expenses	557,261
Share-based compensation expense	639
Shares withheld upon exercise of common stock options (22 shares)	(46)
Balance at June 30, 2008	1,643,614

Accumulated Deficit:
Balance at December 31, 2007	(89,263)
Net (loss)	(50,905)
Dividends declared on common stock	(27,301)
Dividends declared on preferred stock	(4,080)
Dividends declared on dividend equivalent rights (“DERs”)	(149)
Balance at June 30, 2008	(171,698)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2007	(70,501)
Unrealized losses on investment securities, net	(63,532)
Unrealized gains on Swaps	58,968
Balance at June 30, 2008	(75,065)

Total Stockholders’ Equity at June 30, 2008	$1,398,867

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Thousands)	2008	2007
	(Unaudited)
Cash Flows From Operating Activities:
Net (loss)/income	$(50,905)	$20,028
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Losses on sale of MBS	25,101	116
Gains on sales of MBS	(571)	(3)
Losses/(gain) on early termination of Swaps	91,481	(176)
Amortization of purchase premiums on MBS, net of accretion of discounts	10,910	16,504
Amortization of premium cost for interest rate cap agreements (“Caps”)	-	278
Increase in interest receivable	(7,177)	(3,170)
Depreciation and amortization on real estate	236	205
Increase in other assets and other	(406)	(313)
Increase/(decrease) in accrued expenses and other liabilities	649	(676)
(Decrease)/increase in accrued interest payable	(43)	3,147
Other-than-temporary impairment charge	4,868	-
Equity-based compensation expense	639	226
Negative amortization and principal accretion on investment securities	(339)	(176)
Net cash provided by operating activities	74,443	35,990

Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	809,416	976,331
Proceeds from sale of MBS	1,851,019	55,296
Purchases of MBS and other investment securities	(4,954,094)	(1,718,186)
Net cash used by investing activities	(2,293,659)	(686,559)

Cash Flows From Financing Activities:
Decrease in restricted cash	4,130	-
Principal payments on repurchase agreements	(27,731,494)	(18,275,825)
Proceeds from borrowings under repurchase agreements	29,515,656	18,932,599
Increase in excess margin cash collateral	11,500	-
(Payments)/proceeds from termination of Swaps	(91,481)	176
Proceeds from issuances of common stock	557,964	16,361
Dividends paid on preferred stock	(4,080)	(4,080)
Dividends paid on common stock and DERs	(45,455)	(11,459)
Principal payments on mortgage	(77)	(74)
Net cash provided by financing activities	2,216,663	657,698

Net (decrease)/increase in cash and cash equivalents	(2,553)	7,129
Cash and cash equivalents at beginning of period	234,410	47,200
Cash and cash equivalents at end of period	$231,857	$54,329

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
	(Unaudited)

Net income/(loss) before preferred stock dividends	$35,038	$10,178	$(50,905)	$20,028
Other Comprehensive Income/(Loss):
Unrealized loss on investment securities, net	(66,545)	(27,152)	(56,797)	(14,652)
Reclassification adjustment for MBS sales	-	-	(8,241)	-
Reclassification adjustment for net losses included in net income/(loss) for other-than-temporary impairments	2,117	-	1,506	-
Unrealized loss on Caps arising during period, net	-	(32)	-	(83)
Unrealized gain on Swaps arising during period, net	100,819	19,205	10,806	14,505
Reclassification adjustment for net losses included in net income/(loss) from Swaps	-	-	48,162	-
Comprehensive income/(loss) before preferred stock dividends	$71,429	$2,199	$(55,469)	$19,798
Dividends on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Comprehensive Income/(Loss) to Common Stockholders	$69,389	$159	$(59,549)	$15,718

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

MFA Mortgage Investments, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual net taxable ordinary net income to its stockholders, subject to certain adjustments.  (See Note 10(b).)

2.	Summary of Significant Accounting Policies

(a)         Basis of Presentation and Consolidation
The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that these disclosures are adequate to make the information presented therein not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2008 and results of operations for all periods presented have been made.  The results of operations for the six-month period ended June 30, 2008 should not be construed as indicative of the results to be expected for the full year.

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

(b)         MBS/Investment Securities
The Company’s investment securities are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”), or are rated AAA by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc. (“Rating Agencies”).  Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually.  To a lesser extent, the Company also holds investments in non-Agency MBS, mortgage-related securities and other investments that are rated below AAA.  At June 30, 2008, the Company held securities with a carrying value of $1.8 million rated below AAA.  (See Note 3.)

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s investment securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss), a component of Stockholders’ Equity.  (See Notes 2(k) and 9.)  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  The Company applies the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”).  (See Note 2(e).)

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell its investment securities.  Upon the sale of an investment security, any unrealized gain and loss is reclassified out of accumulated other comprehensive (loss)/income to earnings as a realized gain or loss using the specific identification method.

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  Premiums and discounts associated with the Agency MBS and MBS rated AA and higher are

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  Certain of the Agency MBS owned by the Company contractually provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received from the underlying mortgages.  The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) as the interest shortfall is guaranteed by the issuing agency.

Interest income on the Company’s securities rated below AA, is recognized in accordance with Emerging Issues Task Force (“EITF”) of the FASB Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the initial investment is recognized as interest income under the effective yield method.  The Company reviews and, if appropriate, makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.  (See Note 3.)

The Company’s securities pledged as collateral against repurchase agreements and Swaps are disclosed parenthetically in investment securities on the Consolidated Balance Sheets.  (See Notes 3 and 7.)

(c)   Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less.  The carrying amount of cash equivalents approximates their fair value.

(d)   Restricted Cash
Restricted cash represents cash held in interest-bearing accounts by counterparties as collateral against the Company’s Swaps and/or repurchase agreements, the amount of which varies by counterparty.  Restricted cash is not available to the Company for general corporate purposes, but may be applied to payments due to Swap or repurchase agreement counterparties or returned to the Company in the event that the collateral is in excess of the collateral requirements and/or at expiration of the Swap or repurchase agreement.  At June 30, 2008 and December 31, 2007, the Company had restricted cash held as collateral against its Swap and repurchase agreements of $387,000 and $4.5 million, respectively.  (See Notes 5 and 7.)

(e)   Credit Risk/Other-Than-Temporary Impairment
The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of hybrid and adjustable-rate MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one Rating Agency.  The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof.  At  June 30, 2008, all of the Company’s Agency and AAA rated MBS were secured by first lien mortgage loans on one to four family properties.  At June 30, 2008, 94.7% of the Company’s assets consisted of Agency MBS and related receivables, 2.8% were MBS rated AAA by one or more of the Rating Agencies and related receivables and 2.1% were cash, cash equivalents and restricted cash; combined these assets comprised 99.6% of the Company’s total assets.  The Company’s remaining assets consisted of Swaps, an investment in real estate, securities rated below AAA and other assets.  (See Note 3.)

The Company recognizes impairments on its investment securities in accordance with the FASB Impairment Position, which, among other things, specifically addresses: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than- temporary.”  If it is determined that impairment is other-than-temporary, then an impairment loss is recognized in earnings reflecting the entire difference between the investment's cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date.  Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and is not adjusted for subsequent recoveries in fair value through earnings.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.  The Company did not recognize any other-than-temporary impairment on any of its Agency MBS during the three or six months ended June 30, 2008 and June 30, 2007.

Certain of the Company’s investment securities rated below AAA were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses.  The initial credit protection (i.e., discount) on these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and write-downs of such securities to a new cost basis could result.  During the six months ended June 30, 2008, the Company recognized impairment charges of $4.9 million against its unrated investment securities, of which $4.0 million was recognized during the three months ended June 30, 2008.  The Company did not have any impairment charges against any of its securities rated below AAA during the three and six months ended June 30, 2007.  At June 30, 2008, the Company had $1.8 million, or less than 0.1% of its assets, invested in investment securities rated below AAA with an amortized cost of $2.3 million.  (See Note 3.)

(f)   Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At June 30, 2008 and December 31, 2007, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually at the entity level.  Through June 30, 2008, the Company had not recognized any impairment against its goodwill.

(g)   Real Estate
At June 30, 2008, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(h)   Repurchase Agreements
The Company finances the acquisition of its MBS through the use of repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS.  In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to changes in market interest rates, spreads or other market conditions.  Through June 30, 2008, the Company had satisfied all of its margin calls.  (See Note 7.)

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 60 months.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At June 30, 2008, the Company had outstanding balances under repurchase agreements with 18 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company, including interest payable, and the fair value of the securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $98.7 million related to repurchase agreements, or 7.1% of stockholders’ equity.  (See Note 7.)

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

Pursuant to FAS 123R, compensation expense for restricted stock awards, restricted stock units (“RSUs”) and stock options is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  DERs attached to such awards are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant, or at such time that there is no longer a risk of forfeiture.  A zero forfeiture rate is applied to the Company’s equity based awards, given that such awards have been granted to a limited number of employees, (primarily long-term executives that have employment agreements with the Company) and that historical forfeitures have been minimal.  Should information arise indicating that forfeitures may occur, the forfeiture rate would be revised and accounted for as a change in estimate.  Grantees are not required to return the dividends or DERs if their awards do not vest.  Accordingly, payments made on instruments that ultimately do not vest are recognized as additional compensation expense at the time an award is forfeited.  There were no forfeitures of any equity based compensation awards during the three and six month periods ended June 30, 2008 and June 30, 2007.  (See Note 13.)

(j)   Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income/(loss) available to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income/(loss) available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and RSUs outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.  (See Note 11.)

(k)   Comprehensive Income/(Loss)
Comprehensive income/(loss) for the Company includes net income/(loss), the change in net unrealized gains/(losses) on investment securities and derivative hedging instruments, adjusted by realized net gains/(losses) included in net income/(loss) for the period and reduced by dividends on the Company’s preferred stock.

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

(m)   Derivative Financial Instruments/Hedging Activity
The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, which, to date, have been comprised of Swaps and Caps (collectively, “Hedging Instruments”).  The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income/(loss) provided that the hedge is effective.  The change in fair value of any ineffective amount of a Hedging Instrument is recognized in earnings.  To date, except for gains and losses realized on Swaps that have been terminated early and deemed ineffective, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of any Hedging Instrument or a portion thereof being ineffective.

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

While the fair value of the Company’s Swaps are reflected in the consolidated balance sheets, the notional amounts are not.  All changes in the value of Swaps are recorded in accumulated other comprehensive income/(loss), provided that the hedge remains effective.  Interest rate swap values are typically based upon their terms relative to the forward curve at the valuation date.  The Company independently reviews the valuations it receives from a pricing service and Swap counterparties for reasonableness relative to the forward curve to assure that the amount at which the Swap could be settled is fair value.  If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception and

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

throughout the term of the hedging relationship, then the related gain or loss in accumulated other comprehensive income/(loss) is recognized through earnings.

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

FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable.  The Company’s adoption of FAS 159 on January 1, 2008 did not have a material impact on its consolidated financial statements, as the Company did not elect the fair value option.

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

On March 20, 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  FAS 161 also requires certain tabular formats for disclosing such information.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (i.e., calendar year 2009 for the Company) with early application encouraged.  FAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under FAS 133.  Among other things, FAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features.  The Company’s adoption of FAS 161 on June 30, 2008, resulted in additional disclosures about the Company’s Hedging Instruments which did not have any impact on the Company’s results of operations or financial condition.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(o)   Recently Issued Accounting Standards
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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      Investment Securities

At June 30, 2008 and December 31, 2007, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS, which were primarily comprised of Agency MBS and non-Agency MBS that were rated AAA by one or more of the Rating Agencies.  The following tables present certain information about the Company's investment securities at June 30, 2008 and December 31, 2007.

June 30, 2008
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (1)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$9,262,787	$119,576	$(1,447)	$9,380,916	$9,385,378	$53,176	$(48,714)	$4,462
Ginnie Mae	34,514	611	-	35,125	34,866	33	(292)	(259)
Freddie Mac	751,870	11,367	-	769,105	767,754	2,141	(3,492)	(1,351)
Non-Agency MBS: (2)
Rated AAA	338,373	2,102	(696)	339,779	303,135	-	(36,644)	(36,644)
Rated AA+	919	-	(3)	916	768	-	(148)	(148)
Rated A+	644	-	(2)	642	508	-	(134)	(134)
Rated BBB+	368	-	(5)	363	242	-	(121)	(121)
Rated BB and below	598	-	(189)	409	304	25	(130)	(105)
Total	$10,390,073	$133,656	$(2,342)	$10,527,255	$10,492,955	$55,375	$(89,675)	$(34,300)

December 31, 2007
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (1)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$7,157,079	$91,610	$(706)	$7,247,983	$7,287,111	$47,486	$(8,358)	$39,128
Ginnie Mae	172,340	3,173	-	175,513	174,089	78	(1,502)	(1,424)
Freddie Mac	393,441	6,221	-	409,337	408,792	781	(1,326)	(545)
Non-Agency MBS: (2)
Rated AAA	430,025	2,341	(987)	431,379	424,954	97	(6,522)	(6,425)
Rated AA+	1,413	-	-	1,413	1,392	-	(21)	(21)
Rated A+	989	-	(3)	986	967	-	(19)	(19)
Rated BBB+	565	-	(6)	559	543	-	(16)	(16)
Rated BB and below	1,648	-	(136)	1,512	1,646	134	-	134
Unrated	3,095	-	(127)	2,968	1,689	35	(1,314)	(1,279)
Total MBS	$8,160,595	$103,345	$(1,965)	$8,271,650	$8,301,183	$48,611	$(19,078)	$29,533
Income notes (3)		-		1,915	1,614	-	(301)	(301)
Total	$8,160,595	$103,345	$(1,965)	$8,273,565	$8,302,797	$48,611	$(19,379)	$29,232

(1) Includes principal payments receivable, which is not included in the Principal/Current Face.
(2) Based upon ratings by Standard & Poor's Corporation.
(3) Other investments are comprised of income notes, which are unrated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies. During the quarter ended June 30, 2008, the Company wrote-off its remaining investment in income notes, taking a $1.0 million impairment charge against such investment.

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

The following table presents information about the Company’s investment securities that were in an unrealized loss position at June 30, 2008.

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$3,847,802	$39,745	219	$583,678	$8,969	110	$4,431,480	$48,714
Ginnie Mae	16,127	100	8	9,990	192	6	26,117	292
Freddie Mac	368,578	2,460	34	44,914	1,032	29	413,492	3,492
Non-Agency MBS:
Rated AAA	181,548	16,993	3	121,587	19,651	13	303,135	36,644
Rated AA+	768	148	1	-	-	-	768	148
Rated A+	508	134	1	-	-	-	508	134
Rated BBB+	242	121	1	-	-	-	242	121
Rated BB and below	279	130	2	-	-	-	279	130
Total temporarily impaired securities	$4,415,852	$59,831	269	$760,169	$29,844	158	$5,176,021	$89,675

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis.  During the quarter ended June 30, 2008, the Company wrote-off an unrated non-Agency MBS and its investment in income notes, resulting in aggregate impairment charges of $4.0 million.  For the six months ended June 30, 2008, the Company recognized aggregate other-than-temporary impairment charges of $4.9 million against these unrated investments.  As a result, these unrated securities were carried at zero at June 30, 2008.

At June 30, 2008, the Company determined that it had the intent and ability to continue to hold all of its MBS on which it had unrealized losses until recovery of such unrealized losses or until maturity.  In addition, the receipt of par on Agency MBS is guaranteed by the respective Agency guarantor and the decline in the value of the non-Agency MBS was not related to the performance of these securities.  As such, the Company considers the impairment of these securities to be temporary.  All of the non-Agency MBS in an unrealized loss position at June 30, 2008 had maintained their rating during the second quarter ended June 30, 2008.  The Company’s assessment of its ability and intent to continue to hold its securities may change over time given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities could result in the Company recognizing other-than-temporary impairment charges or realizing losses on sales in the future.  The Company did not sell any of its investment securities during the three months ended June 30, 2008.

In March 2008, in response to tightening of credit conditions, the Company adjusted its balance sheet strategy decreasing its target debt-to-equity multiple range to 7x to 9x from an historical range of 8x to 9x.  In order to reduce its borrowings, the Company sold MBS with an amortized cost of $1.876 billion and realized aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  During the quarter ended June 30, 2008, the Company continued to target a relatively low, on an historical basis, leverage multiple.  As of June 30, 2008, the Company’s debt-to-equity multiple was 6.7x.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of the Company’s investment securities on its other comprehensive income/(loss) for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Accumulated other comprehensive income/(loss) from investment securities:
Unrealized gain/(loss) on investment securities at beginning of period	$30,128	$(18,495)	$29,232	$(30,995)
Unrealized loss on investment securities, net	(66,545)	(27,152)	(56,797)	(14,652)
Reclassification adjustment for MBS sales included in net income/(loss)	-	-	(8,241)	-
Reclassification adjustment for other-than-temporary impairment included in net income/(loss)	2,117	-	1,506	-
Balance at the end of period	$(34,300)	$(45,647)	$(34,300)	$(45,647)

The following table presents components of interest income on the Company’s MBS portfolio for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Coupon interest on MBS	$124,185	$98,501	$254,467	$191,186
Premium amortization	(5,705)	(8,215)	(11,063)	(16,560)
Discount accretion	62	55	153	56
Interest income on MBS, net	$118,542	$90,341	$243,557	$174,682

In addition, the Company recognized interest income on income notes of $0 and $51,000 for the three months ended June 30, 2008 and 2007, respectively, and $50,000 and $57,000 for the six months ended June 30, 2008 and 2007, respectively.

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayments assumptions, at June 30, 2008.

	June 30, 2008
Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC (1)
(Dollars in Thousands)
Within one month	$478,746	4.6%	5.77%
One to three months	108,553	1.0	6.33
Three to 12 Months	359,616	3.4	5.52
One to two years	408,886	3.9	4.92
Two to three years	1,275,897	12.2	5.82
Three to five years	2,374,292	22.6	5.66
Five to 10 years	5,486,965	52.3	5.62
Total	$10,492,955	100.0%	5.64%

(1)  "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS.  The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company's MBS pledged as collateral under repurchase agreements and in connection with Swaps at June 30, 2008.

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
MBS Pledged:
Fannie Mae	$8,981,863	$8,973,186	$41,543	$21,822	$22,109	$103	$9,045,331
Freddie Mac	689,664	690,374	5,089	12,613	12,834	139	707,505
Ginnie Mae	26,882	27,105	135	6,199	6,222	32	33,248
Rated AAA	290,034	324,199	1,523	-	-	-	291,557
	$9,988,443	$10,014,864	$48,290	$40,634	$41,165	$274	$10,077,641

4.         Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2008 and December 31, 2007.

(In Thousands)	June 30, 2008	December 31, 2007
Interest Receivable on:
Fannie Mae MBS	$43,347	$36,376
Ginnie Mae MBS	177	870
Freddie Mac MBS	5,617	4,177
MBS rated AAA	1,594	2,070
MBS rated AA	5	7
MBS rated A & A-	3	5
MBS rated BBB and BBB-	2	3
MBS rated BB and below	3	7
MBS interest receivable	$50,748	$43,515
Income notes	-	3
Cash investments	39	92
Total interest receivable	$50,787	$43,610

5.         Hedging Instruments

As part of the Company’s interest rate risk management process, it periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  For the six months ended June 30, 2008, the Company’s derivatives were entirely comprised of Swaps, which have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities.

The following table presents the fair value of derivative instruments and their location in the Company’s Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.

Derivates Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	June 30, 2008	December 31, 2007
(In Thousands)
Swap assets	Assets-Swaps, at fair value	$12,891	$103
Swap liabilities	Liabilities-Swaps, at fair value	(53,656)	(99,836)
		$(40,765)	$(99,733)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of the Company’s Hedging Instruments, which consist only of interest rate contracts (i.e., Swap and Caps), on the Company’s accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Accumulated other comprehensive (loss)/income from Hedging Instruments:
Balance at beginning of period	$(141,584)	$(4,149)	$(99,733)	$602
Unrealized gains on Hedging Instruments	100,819	19,173	10,806	14,422
Reclassification adjustment for net losses included in net income/(loss) from Hedging Instruments	-	-	48,162	-
Balance at the end of period	$(40,765)	$15,024	$(40,765)	$15,024

(a)   Swaps
The Company is required to pledge assets as collateral for certain of its Swaps, which collateral varies by counterparty and over time based on the market value, notional amount, and remaining term of the Swap.  Certain of the Company’s Swap agreements include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If an event of default or early termination event were to occur under one of the Company’s Swap agreements, the counterparty to such agreement may have the option to terminate all of its outstanding Swap transactions with the Company and, if applicable, any close-out amount due to the counterparty upon termination of such transactions would be immediately payable by the Company pursuant to such agreement.  The Company was in compliance with all of such financial covenants as of June 30, 2008.

The Company had MBS with a fair value of $40.6 million and $79.9 million pledged as collateral against its Swaps at June 30, 2008 and December 31, 2007, respectively.  In addition, the Company had $387,000 and $4.5 million of cash (i.e., restricted cash) pledged against Swaps at June 30, 2008 and December 31, 2007, respectively.  The use of Hedging Instruments exposes the Company to counterparty credit risks.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under the terms of its Swap agreements, and may have difficulty receiving back its assets pledged as collateral against such Swaps.  At June 30, 2008, all of the Company’s Swap counterparties were rated “A” or better by a Rating Agency.

The following table presents the weighted average rate paid and received for the Company’s Swaps and the net impact of Swaps on the Company’s interest expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2008	2007	2008	2007
Weighted average Swap rate paid	4.18%	4.98%	4.40%	4.98%
Weighted average Swap rate received	2.80%	5.32%	3.37%	5.33%
Net addition to/(reduction of) interest expense from Swaps	$14,563	$(2,159)	$23,894	$(3,821)

In March 2008, the Company terminated 48 Swaps with an aggregate notional amount of $1.637 billion, resulting in net realized losses of $91.5 million.  In connection with the termination of these Swaps, the Company repaid the repurchase agreements that such Swaps hedged.  To date, except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of the hedge or a portion thereof being ineffective.

At June 30, 2008, the Company had Swaps with an aggregate notional balance of $4.160 billion, which had gross unrealized losses of $53.7 million and gross unrealized gains of $12.9 million and extended 30 months on average with a maximum term of approximately seven years.  At December 31, 2007, the Company had Swaps with an aggregate notional balance of $4.628 billion, which had gross unrealized losses of $99.8 million and gross unrealized gains of $103,000.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s Swaps at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
(Dollars In Thousands)
Within 30 days	$77,960	3.93%	$69,561	4.95%
Over 30 days to 3 months	158,145	4.08	179,207	4.79
Over 3 months to 6 months	238,025	4.07	233,753	4.83
Over 6 months to 12 months	453,258	4.05	453,949	4.83
Over 12 months to 24 months	898,867	4.14	1,107,689	4.90
Over 24 months to 36 months	829,113	4.19	941,382	4.84
Over 36 months to 48 months	565,728	4.26	552,772	4.80
Over 48 months to 60 months	627,182	4.35	826,489	4.72
Over 60 months	311,276	4.18	262,758	4.95
Total	$4,159,554	4.18%	$4,627,560	4.83%
(1) Reflects contractual amortization of notional amounts.

(b)   Interest Rate Caps
Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.

The following table presents the impact of Caps on the Company’s interest expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008 (1)	2007	2008 (1)	2007
Premium amortization on Caps	$-	$97	$-	$278
Payments earned on Caps	-	(131)	-	(327)
Net decrease to interest expense related to Caps	$-	$(34)	$-	$(49)
(1) The Company had no Caps at or during the three and six months ended June 30, 2008.

6.	Real Estate

The Company’s investment in real estate at June 30, 2008 and December 31, 2007, which is consolidated with the Company, was comprised of an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.  The following table presents the summary of assets and liabilities of Lealand at June 30, 2008 and December 31, 2007:

(In Thousands)	June 30, 2008	December 31, 2007
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,477	$11,611
Cash	29	26
Prepaid and other assets	172	260
Mortgage payable (1)	(9,385)	(9,462)
Accrued interest and other payables	(174)	(256)
Real estate assets, net	$2,119	$2,179

(1)  The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $185,000 at June 30, 2008 and December 31, 2007.  This loan and the related interest accounts are eliminated in consolidation.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the summary results of operations for Lealand, for the three and six months ended June 30, 2008 and 2007:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from operations of real estate	$398	$413	$812	$826
Mortgage interest expense	(165)	(164)	(328)	(331)
Other real estate operations expense	(259)	(265)	(545)	(518)
Loss from real estate operations, including depreciation expense, net	$(26)	$(16)	$(61)	$(23)

7.	Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest at rates that are LIBOR-based.  At June 30, 2008, the Company’s repurchase agreements had a weighted average remaining contractual maturity of approximately four months and an effective repricing period of 17 months, including the impact of related Swaps.  At December 31, 2007, the Company’s repurchase agreements had a weighted average remaining contractual maturity of approximately five months and an effective repricing period of 23 months, including the impact of related Swaps.

At June 30, 2008 and December 31, 2007, the Company’s repurchase agreements had a weighted average interest rate of 2.80% and 5.06%, respectively.  The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related Swaps that hedge existing and forecasted repurchase agreements, at June 30, 2008.

	June 30, 2008
		Weighted Average
Maturity (1)	Balance	Interest Rate
(Dollars In Thousands)
Within 30 days	$4,468,460	2.45%
Over 30 days to 3 months	3,259,788	2.37
Over 3 months to 6 months	190,910	3.56
Over 6 months to 12 months	171,000	4.88
Over 12 months to 24 months	891,348	5.12
Over 24 months to 36 months	185,770	4.06
Over 36 months	142,900	4.05
	$9,310,176	2.80%

(1) Swaps, which are not reflected in the table, in effect modify the repricing period and rate paid on the Company’s repurchase agreements.  (See Note 5.)

At June 30, 2008, the Company held excess collateral of $11.5 million in cash from one of its counterparties, which was returned to such counterparty subsequent to June 30, 2008.  At June 30, 2008, the Company had $9.698 billion of Agency MBS and $290.0 million of AAA-rated MBS pledged as collateral against its repurchase agreements.

8.     Commitments and Contingencies

(a)   Repurchase Agreements
On June 30, 2008, the Company had commitments to borrow $27.6 million through two repurchase agreements.  These repurchase agreements settled on July 1, 2008, with a weighted average term of 84 days and a weighted average interest rate of 2.54%.

(b)   Lease Commitments
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging from

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $1.1 million to $1.4 million per year, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at June 30, 2008, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $27,000 per year.

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

Investment Securities
The Company’s investment securities, which are primarily comprised of Agency ARM-MBS, are valued by a third-party pricing service that provides pool-specific evaluations.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARMs trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARMs.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  These BEEMs are further adjusted by trader maintained matrix based on other ARM-MBS characteristics such as, but not limited to, index, reset date, collateral types, life cap, periodic cap, seasoning or age of security.  The pricing service determines prepayment speeds for a given pool.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s investment securities.  The Company’s MBS are valued primarily based upon readily observable market parameters, and are classified as Level 2 fair values.

Swaps
The Company’s Swaps are valued using external third-party bid quotes tested with internally developed models that apply readily observable market parameters.  The Company’s Swaps are classified as Level 2 fair values.  The Company considers the credit worthiness of both the Company and its counterparties in its Swap valuations.  At June 30, 2008, all of the Company’s Swap counterparties and the Company were considered to be of high credit quality, such that no credit related adjustment was made in determining the value of the Company’s Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2008, on the consolidated balance sheet by FAS 157 valuation hierarchy, as previously described.

	Fair Value at June 30, 2008
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
MBS	$-	$10,492,955	$-	$10,492,955
Swaps	-	12,891	-	12,891
Total assets carried at fair value	$-	$10,505,846	$-	$10,505,846

Liabilities:
Swaps	$-	$53,656	$-	$53,656
Total liabilities carried at fair value	$-	$53,656	$-	$53,656

Changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  The Company reviews the classification of its financial instruments within the fair value hierarchy on a quarterly basis, which could cause its financial instruments to be reclassified to a different level.

10.   Stockholders’ Equity

(a)   Dividends on Preferred Stock
The following table presents cash dividends declared by the Company on its preferred stock, from January 1, 2007 through June 30, 2008.

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2008	May 22, 2008	June 2, 2008	June 30, 2008	$0.53125
	February 21, 2008	March 3, 2008	March 31, 2008	0.53125

2007	November 21, 2007	December 3, 2007	December 31, 2007	$0.53125
	August 24, 2007	September 4, 2007	September 28, 2007	0.53125
	May 21, 2007	June 1, 2007	June 29, 2007	0.53125
	February 16, 2007	March 1, 2007	March 30, 2007	0.53125

(b)   Dividends on Common Stock
The Company typically declares quarterly dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.

On July 1, 2008, the Company declared its 2008 second quarter common stock dividend of $0.20 per share, which will be paid on July 31, 2008, to stockholders of record on July 14, 2008.  (See Note 15.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents cash dividends declared by the Company on its common stock from January 1, 2007 through June 30, 2008.

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2008	April 1, 2008	April 14, 2008	April 30, 2008	$0.180

2007	December 13, 2007	December 31, 2007	January 31, 2008	$0.145
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	April 3, 2007	April 13, 2007	April 30, 2007	0.080

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

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.3 million shares of common stock, of which 2.0 million shares remained available for issuance at June 30, 2008.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”).  This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock.  At June 30, 2008, 8.4 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

(d)   Public Offerings of Common Stock
On June 3, 2008, the Company completed a public offering of 46,000,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $6.95 per share and received net proceeds of approximately $304.3 million after the payment of underwriting discounts and commissions and related expenses.

On January 23, 2008, the Company completed a public offering of 28,750,000 shares of common stock, which included the exercise of the underwriters’ over-allotment option in full, at a public offering price of $9.25 per share and received net proceeds of approximately $253.0 million after the payment of underwriting discounts and commissions and related expenses.

(e)   DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the six months ended June 30, 2008, the Company issued 105,463 shares of common stock through the DRSPP, raising net proceeds of approximately $735,000.  From the inception of the DRSPP in September 2003 through June 30, 2008, the Company issued 13,147,181 shares pursuant to the DRSPP raising net proceeds of $119.7 million.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)   Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. The Company did not issue any shares of common stock in at-the-market transactions through the CEO Program during the six months ended June 30, 2008.  From inception of the CEO Program through June 30, 2008, the Company issued 6,500,815 shares of common stock in at-the-market transactions through such program, raising net proceeds of $51,543,121 and, in connection with such transactions, paid Cantor fees and commissions of $1,263,421.

11.   EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
Numerator:
Net income/(loss)	$35,038	$10,178	$(50,905)	$20,028
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Net income/(loss) to common stockholders for basic and diluted earnings per share	$32,998	$8,138	$(54,985)	$15,948

Denominator:
Weighted average common shares for basic earnings per share	165,896	81,874	155,303	81,321
Weighted average dilutive employee stock options (1)	29	34	-	35
Denominator for diluted earnings per share (1)	165,925	81,908	155,303	81,356
Basic and diluted net earnings/(loss) per share	$0.20	$0.10	$(0.35)	$0.20
(1) The impact of dilutive stock options is not included in the computation of earnings per share for the six months ended June 30, 2008, as their inclusion would be anti-dilutive.

12.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at June 30, 2008 and December 31, 2007 was as follows:

(In Thousands)	June 30, 2008	December 31, 2007
Available-for-sale Investment Securities:
Unrealized gains	$55,375	$48,611
Unrealized losses	(89,675)	(19,379)
	(34,300)	29,232
Hedging Instruments:
Unrealized gains on Swaps	12,891	103
Unrealized losses on Swaps	(53,656)	(99,836)
	(40,765)	(99,733)
Accumulated other comprehensive loss	$(75,065)	$(70,501)

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

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2008, 2.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion.  Distributions are made with respect to vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $149,000 and $77,000 during the three months ended June 30, 2008 and 2007, respectively, and approximately $337,000 and $134,000 during the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, the Company had 835,892 DERs outstanding, all of which were entitled to receive dividends.

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

At June 30, 2008, 632,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $9.31.  During the six months ended June 30, 2008, no Options were granted, 75,000 Options expired and 255,000 Options were exercised.  No Options were granted, exercised or expired during the six months ended June 30, 2007.  As of June 30, 2008, the aggregate intrinsic value of all Options outstanding was $165,000.

Restricted Stock
During each of the three months ended June 30, 2008 and 2007, the Company issued 7,500 shares of restricted common stock.  For the six months ended June 30, 2008 and 2007, the Company issued 18,311 and 28,004 shares of restricted common stock, respectively.  At June 30, 2008 and December 31, 2007, the Company had unrecognized compensation expense of $162,000 and $200,000, respectively, related to unvested shares of restricted common stock.

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be based upon the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  On October 26, 2007, the Company granted an aggregate of 326,392 RSUs with DERs attached to certain of the Company’s employees under the 2004 Plan.  At June 30, 2008 and December 31, 2007, all of the Company’s RSUs outstanding were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013, as described in the related award agreement.  At June 30, 2008, the Company had unrecognized compensation expense of $2.2 million related to the unvested RSUs.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents expenses recorded by the Company related to its equity based compensation instruments for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2008	2007	2008	2007
Options	$-	$-	$-	$5
Restricted shares of common stock	75	63	194	228
RSUs	222	-	445	-
Total	$297	$63	$639	$233

(b)   Employment Agreements
The Company has employment agreements with five of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability under the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  For the six months ended June 30, 2008, the Deferred Plans reduced total operating and other expenses by $290,000, reflecting the decrease in the market price of the Company’s common stock at June 30, 2008 from December 31, 2007.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2008 and December 31, 2007 and the Company’s associated liability under such plans based on the market value of the Company’s liability for its obligations under Deferred Plans at such dates.

	June 30, 2008		December 31, 2007
(In Thousands)	Cumulative Income Deferred	Liability Under Deferred Plans	Cumulative Income Deferred	Liability Under Deferred Plans
Directors’ deferred	$551	$547	$551	$745
Officers’ deferred	282	256	282	348
	$833	$803	$833	$1,093

(d)   Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2008 and 2007, the Company recognized expenses for matching contributions of $28,500 and $25,000, respectively, and $57,000 and $50,000 for the six months ended June 30, 2008 and 2007, respectively.

14.  Related Party Transactions

In May 2008, in response to equity market conditions, the Company postponed the initial public offering of MFResidential Investments, Inc. (“MFR”), a wholly-owned subsidiary.  As a result, during the quarter ended June 30, 2008, the Company expensed $998,000 of costs incurred in connection with MFR.

15.  Subsequent Event

Common Stock Dividend Declared
On July 1, 2008, the Company declared a dividend of $0.20 per share on its common stock for the second quarter of 2008.  Total dividends and DERs of $39.7 million will be paid on July 31, 2008 to stockholders of record on July 14, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, references to “we,” “us,” or “our” refer to MFA Mortgage Investments, Inc. and its subsidiaries unless specifically stated otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  MBS refers to the mortgage-backed securities in our portfolio; Agency MBS refers to our MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; hybrids refers to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refers to hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; and ARM-MBS refers to MBS that are secured by ARMs.

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

At June 30, 2008, we had total assets of approximately $10.809 billion, of which $10.493 billion, or 97.1%, represented our MBS portfolio.  At June 30, 2008, $10.188 billion, or 97.1%, of our MBS portfolio was comprised of Agency MBS, $303.1 million, or 2.9%, was comprised of AAA rated MBS and $1.8 million, or less than 0.1% (i.e., less than 1/10 of 1%), was comprised of non-Agency MBS rated below AAA.  At June 30, 2008, all of the MBS in our portfolio consisted of ARM-MBS.  At June 30, 2008, we also had an indirect investment of $11.5 million in a 191-unit multi-family apartment property.  In addition, through a wholly-owned subsidiary, we provide investment advisory services to a third-party institution with respect to their MBS portfolio investments that totaled $253.3 million at June 30, 2008.

The ARMs collateralizing our MBS include hybrids, with fixed-rate periods generally ranging from three to ten years and, to a lesser extent, adjustable-rate mortgages.  We expect that over time ARM-MBS will prepay faster than fixed-rate MBS, as we believe that homeowners with hybrids and adjustable-rate mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.  In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches.  As of June 30, 2008, applying a 20% constant prepayment rate (or CPR), approximately 27.2% of our MBS assets were expected to reset or prepay during the next 12 months and a total of 82.9% of our MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 33 months.  Our repurchase agreements extended on average approximately 17 months, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately 16 months at June 30, 2008.

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

It is our business strategy to hold our investment securities, primarily comprised of MBS, as long-term investments.  We assess both our ability and intent to continue to hold each of our investment securities on at least a quarterly basis.  As part of this process, we review such assets for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our investment securities that are in an unrealized loss position could result in our recognizing future impairment charges.

During the first quarter of 2008, we modified our leverage strategy and reduced risk, in light of the significant disruptions in the credit markets by decreasing our target debt-to-equity multiple range to 7x to 9x from an historical range of 8x to 9x.  To execute that strategy change, in March 2008, we sold $1.851 billion of MBS, consisting of $1.800 billion of Agency MBS and $50.6 million of AAA-rated MBS realizing aggregate losses of $24.5 million.  Related to these asset sales, we repaid associated repurchase agreements and terminated $1.637 billion of related Swaps realizing losses of $91.5 million.  During the second quarter of 2008, we continued to target a relatively low, on an historical basis, leverage multiple and, at June 30, 2008, our debt-to-equity multiple was 6.7x.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS that have longer-term contractual maturities.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices, typically following an initial fixed-rate period, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In order to reduce this interest rate risk exposure, we enter into derivative financial instruments, which were comprised entirely of Swaps during the six months ended June 30, 2008.  Our Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and anticipated LIBOR-based repurchase agreements.  Our Swaps are expected to result in interest savings in a rising interest rate environment and, conversely, in a declining interest rate environment, result in us paying the stated fixed rate on each of our Swaps, which could be higher than the market rate.  At June 30, 2008, we had Swaps with an aggregate notional balance of $4.160 billion.  These Swaps had a weighted average fixed pay rate of 4.18%, a weighted average maturity of 30 months and extended a maximum of seven years.

In May 2008, in response to equity market conditions impacting initial public offerings for mortgage companies, we decided to postpone the initial public offering of MFR.  (See Note 14 to the accompanying consolidated financial statements, included under Item 1.)

We expect to continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets (including MFR) and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Market Conditions

During the second quarter of 2008, Agency MBS were available at attractive spreads and additional repurchase funding capacity was available to us from multiple counterparties.  As a result, utilizing the net proceeds of $304.3 million raised in our June 3, 2008 public equity offering, we grew our Agency MBS portfolio by $2.377 billion and our repurchase agreement balances by $1.998 billion.

Recently, there has been well-publicized market focus on the adequacy of the capitalization of Fannie Mae and Freddie Mac.  Notwithstanding these concerns, the U.S. government continues to rely on these two government sponsored enterprises (or GSEs) as a major source of funding for the U.S. housing market.  Based on recent actions and announcements, we believe the relationship of these GSEs to the U.S. government has been reaffirmed and, in fact, strengthened.  Based on existing regulatory policy, both GSEs have surplus capital relative to Office of Federal Housing Enterprise Oversight mandated capital requirements.  However, due to recent market volatility and credit issues throughout the financial system, we continue to maintain a relatively low leverage multiple.  At June 30, 2008, our debt-to-equity multiple was 6.7x.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	Leverage Multiple
June 30, 2008	6.7	x
March 31, 2008	7.0	x
December 31, 2007	8.1	x
September 30, 2007	8.3	x
June 30, 2007	9.1	x

Results of Operations

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

For the second quarter of 2008, we had net income of $33.0 million, or $0.20 per common share, compared to net income of $8.1 million, or $0.10 per share, for the second quarter of 2007.

Interest income on our investment securities portfolio for the second quarter of 2008 increased by $28.1 million, or 31.1%, to $118.5 million compared to $90.4 million earned during the second quarter of 2007.  This increase primarily reflects the growth in our MBS portfolio.  Excluding changes in market values, our average investment in MBS increased by $2.147 billion, or 32.1%, to $8.844 billion for second quarter of 2008 from $6.697 billion for the second quarter of 2007.  The net yield earned on our MBS portfolio decreased by 4 basis points to 5.36% for the second quarter of 2008 from 5.40% for the second quarter of 2007.  We experienced a 24 basis point reduction in the cost of net premium amortization to 26 basis points for the second quarter of 2008 from 50 basis points for the second quarter of 2007, while the gross yield on the MBS portfolio decreased to 5.77% for the second quarter of 2008 from 6.09% for the second quarter of 2007, reflecting a decline in market interest rates.  The decrease in the cost of our premium amortization during the second quarter of 2008 reflects a decrease in the average CPR experienced on our portfolio as well as a decrease in the average purchase premium on our MBS portfolio.  Our CPR for the quarter ended June 30, 2008 was 15.8% compared to 22.5% for the quarter ended June 30, 2007, while the average purchase premium on our MBS portfolio was 1.3% for the quarter ended June 30, 2008 compared to 1.5% for the quarter ended June 30, 2007.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
June 30, 2008	5.77%	(0.26)%	(0.15)%	5.36%
March 31, 2008	6.01	(0.24)	(0.15)	5.62
December 31, 2007	6.12	(0.25)	(0.14)	5.73
September 30, 2007	6.12	(0.38)	(0.16)	5.58
June 30, 2007	6.09	(0.50)	(0.19)	5.40

The future direction of the CPR will be impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers and the economy in general.

The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis:

Quarter Ended	CPR
June 30, 2008	15.8%
March 31, 2008	14.3
December 31, 2007	13.4
September 30, 2007	18.1
June 30, 2007	22.5

Interest income from our cash investments increased to $2.2 million for the second quarter of 2008 from $634,000 for the second quarter of 2007.  Our average cash investments increased by $324.1 million to $375.3 million and yielded 2.31% for the second quarter of 2008 compared to average cash investments of $51.2 million for the second quarter of 2007 that yielded 4.97%.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  Our increase in cash investments reflects our reduced target leverage multiple and our overall asset growth.  We expect that the yield on our cash investments will continue to follow the direction of the U.S. Federal Reserve (or the Fed) changes to the target federal funds rate.

The following table presents certain benchmark interest rates at the dates indicated:

Quarter Ended	30-Day LIBOR	6-Month LIBOR	12-Month LIBOR	1-Year CMT	2-Year Treasury	10-Year Treasury
June 30, 2008	2.46%	3.11%	3.31%	2.36%	2.62%	3.98%
March 31, 2008	2.70	2.61	2.49	1.55	1.63	3.43
December 31, 2007	4.60	4.60	4.22	3.34	3.05	4.03
September 30, 2007	5.12	5.13	4.90	4.05	3.96	4.58
June 30, 2007	5.32	5.39	5.43	4.91	4.88	5.03
March 31, 2007	5.32	5.33	5.22	4.90	4.58	4.65

Our interest expense for the second quarter of 2008 decreased by 2.2% to $76.7 million from $78.3 million for the second quarter of 2007, reflecting a significant decrease in the rate paid on our borrowings, partially offset by a significant increase in the amount of our borrowings.  The average amount outstanding under our repurchase agreements for the second quarter of 2008 increased by $1.951 billion, or 32.2%, to $8.002 billion from $6.051 billion for the second quarter of 2007.  The increase in our borrowings reflects our leveraging of new equity capital raised from September 2007 through June 2008.  We experienced a 134 basis point decrease in our effective cost of borrowing to 3.85% for the three months ended June 30, 2008 from 5.19% for the three months ended June 30, 2007.  This decrease in cost of our borrowings reflects the lower market rates on repurchase agreements entered into since late 2007.  Our Hedging Instruments accounted for $14.6 million, or 73 basis points, of our interest expense during the second quarter of 2008, while such instruments reduced our interest expense by $2.2 million, or 15 basis points, for the second quarter of 2007.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

At June 30, 2008, we had repurchase agreements of $9.310 billion partially hedged with Swaps with an aggregate notional amount of $4.160 billion.  Including the impact of Swaps, our repurchase agreements had a weighted average rate of 3.61% and a weighted average maturity of 17 months at June 30, 2008.

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap.  As a result, the interest rate on our hedged repurchase agreements will not change in connection with the changes in market interest rates, but rather will remain at the fixed rate stated in the Swap agreements over the term of such instruments.  During the three months ended June 30, 2008, we entered into three new Swaps with an aggregate notional amount of $183.6 million and a weighted average fixed pay rate of 4.14%, and had Swaps with an aggregate notional amount of $249.7 million with a weighted average interest rate of 4.02% amortize.  The remainder of our repurchase agreements, which were not hedged, had a weighted average term to maturity of 9 months and a weighted average fixed rate of 3.2% at June 30, 2008.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the quarter ended June 30, 2008, our net interest income increased by $31.3 million, to $44.0 million, from $12.7 million for the quarter ended June 30, 2007.  This increase reflects the significant growth in our interest-earning assets, slightly offset by a decrease in the net yield on our MBS and a decrease in the yield earned on our cash investments.  As MBS yields relative to our cost of funding have widened, our second quarter 2008 net interest spread and margin improved to 1.38% and 1.89%, respectively, compared to a net interest spread and margin of 0.20% and 0.74%, respectively, for the second quarter of 2007.

The following table presents quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

Quarter Ended	Net Interest Spread	Net Interest Margin (1)
June 30, 2008	1.38%	1.89%
March 31, 2008	0.90	1.47
December 31, 2007	0.65	1.22
September 30, 2007	0.36	0.90
June 30, 2007	0.20	0.74

(1) Net interest income divided by interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on interest-earning assets, cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Cash, Cash Equivalents and Restricted Cash	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
June 30, 2008	$8,844,406	$118,542	$375,326	$120,693	5.23%	$8,001,835	$76,661	3.85%	$44,032
March 31, 2008	8,902,340	125,065	347,970	128,096	5.54	8,100,961	93,472	4.64	34,624
December 31, 2007	7,681,065	109,999	196,344	112,284	5.70	6,975,521	88,881	5.05	23,403
September 30, 2007	6,852,994	95,590	90,006	96,716	5.57	6,225,695	81,816	5.21	14,900
June 30, 2007	6,696,979	90,392	51,160	91,026	5.39	6,051,209	78,348	5.19	12,678
(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

For the quarter ended June 30, 2008, we had net other operating losses of $3.5 million compared to net other operating income of $582,000 for the quarter ended June 30, 2007.  During the second quarter of 2008, the performance of the collateral underlying our two unrated investment securities deteriorated, such that these investments were determined to have no value.  As a result, we recognized other-than-temporary impairment charges of $4.0 million against these unrated securities during the quarter ended June 30, 2008.  As a result, all of our unrated investment securities were carried at zero at June 30, 2008.

For the second quarter of 2008, we had operating and other expenses of $5.5 million, including real estate operating expenses and mortgage interest totaling $424,000 attributable to our one remaining real estate investment.   In May 2008, as a result of equity market conditions, we postponed the initial public offering of MFR.  As a result, during the second quarter of 2008, we expensed $998,000 of costs incurred in connection with MFR. For the second quarter of 2008, our compensation and benefits and other general and administrative expense was $4.0 million, or 0.17% of average assets, compared to $2.7 million, or 0.16% of average assets, for the second quarter of 2007.  The $1.3 million increase in our compensation expense for the second quarter of 2008 compared to the second quarter of 2007, primarily reflects an increase to our bonus accrual and higher salary expense reflecting additional hires and salary increases.  Other general and administrative expenses, which were $1.4 million for the second quarter of 2008 compared to $1.2 million for the second quarter of 2007, are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, Board fees and miscellaneous other operating costs.

Six-Month Period Ended June 30, 2008 Compared to the Six-Month Period Ended June 30, 2007

For the six months ended June 30, 2008, we had a net loss of $55.0 million, or $(0.35) per common share, compared to net income of $15.9 million, or $0.20 per common share for the six months ended June 30, 2007.

Interest income on our investment securities portfolio for the six months ended June 30, 2008 increased by $68.9 million, or 39.4%, to $243.6 million compared to $174.7 million earned during the first six months of 2007.  This increase primarily reflects the growth in, and an increase in the yield earned on, our MBS portfolio.  Excluding changes in market values, our average investment in MBS increased by $2.373 billion, or 36.5%, to $8.873 billion for the first six months of 2008 from $6.500 billion for the first six months of 2007.  The net yield on our MBS portfolio increased by 11 basis points, to 5.49% for the first six months of 2008 compared to 5.38% for the first six months of 2007.  This increase in our net yield on our MBS portfolio reflects the net impact of a 28 basis point reduction in the cost of net premium amortization that was partially offset by a 21 basis point decrease in the gross yield on our MBS portfolio.  The decrease in the gross yield on the MBS portfolio to 5.89% for the first six months of 2008 from 6.10% for the first six months of 2007, reflects the general decline in market interest rates.  The decrease in the cost of our premium amortization to 25 basis points for the first six months of 2008 from 53 basis points for the six months ended June 30, 2007 reflects a decrease in the average CPR experienced on our portfolio as well as a decrease in the average premium on our MBS portfolio.  Our CPR for the six months ended June 30, 2008 was 15.0% compared to 23.1% for the first six months of 2007, while the average purchase premium on our MBS portfolio was 1.3% for the six months ended June 30, 2008 compared to 1.5% for the six months ended June 30, 2007.  At June 30, 2008, our purchase premium was 1.3% of current face value of our MBS portfolio.

Interest income from our cash investments increased by $4.1 million to $5.2 million for the first six months of 2008 from $1.1 million for the first six months of 2007.  Our average cash investments increased to $361.6 million for the first six months of 2008 compared to $42.8 million for the first six months of 2007 and yielded 2.88% for the first six months of 2008, compared to 5.09% for first six months of 2007.  In response to adverse market conditions that emerged in March 2008, we reduced our target leverage ratio, which resulted in an increase in securities held on an unleveraged basis and our cash investments.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  The yield on our cash investments generally follows the direction of the target federal funds rate.

Our interest expense for the first six months of 2008 increased by $19.5 million, or 13.0%, to $170.1 million, from $150.6 million for the first six months of 2007, reflecting an increase in the amount of our borrowings, partially offset by the decrease in the interest rates we paid on such borrowings.  We experienced a 94 basis point decrease in the cost of our borrowings to 4.25% for the first six months of 2008, from 5.19% for the first six months of 2007, reflecting a decrease in short-term market interest rates.  The average amount outstanding under our repurchase agreements for the first six months of 2008 increased by $2.200 billion, or 37.6%, to $8.051 billion from $5.851 billion for the first six months of 2007.  The increase in our borrowing under repurchase agreements reflects our leveraging of equity capital we raised from September 2007 through June 2008.  Payments made/received on our Swaps, which comprise our Hedging Instruments, are reflected in our borrowing costs.  Our Swaps increased the cost of our borrowings by $23.9 million, or 60 basis points, during the first six months of 2008 and decreased the cost of our borrowings by $3.8 million, or 13 basis points, during the first six months of 2007.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the six months ended June 30, 2008, our net interest income increased by $53.5 million to $78.7 million from $25.2 million for the first six months of 2007.  This increase reflects the growth in our interest-earning assets, the slight increase in the net yield on our MBS and an improvement in our net interest spread as MBS yields relative to our cost of funding widened.  Our net interest spread and margin were 1.14% and 1.68%, respectively, for the six months ended June 30, 2008, compared to 0.18% and 0.73%, respectively, for the first six months of 2007.

For the first six months of 2008, we had net other operating losses of $119.9 million compared to net other operating income of $1.1 million for the first six months of 2007.  In March 2008, we modified our leverage strategy to reduce risk in light of the significant disruptions in the credit markets, by decreasing our target debt-to-equity multiple range to 7x to 9x, from an historical range of 8x to 9x.  As a result, during the first quarter of 2008, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  We recognized other-than-temporary impairment charges of $4.9 million against our unrated investment securities during the six months ended June 30, 2008.  As a result, all of our unrated securities were carried at zero at June 30, 2008.

During the first six months of 2008, we had operating and other expenses of $9.7 million, including real estate operating expenses and mortgage interest totaling $873,000 attributable to our one remaining real estate investment.  In May 2008, as a result of equity market conditions, we postponed the initial public offering of MFR.  As a result, during the second quarter of 2008, we expensed $998,000 of costs incurred in connection with MFR.  For the first six months of 2008, our compensation and benefits and other general and administrative expense, totaled $7.8 million, or 0.17% of average assets, compared to $5.4 million, or 0.17% of average assets, for the first six months of 2007.  The $2.3 million increase in our compensation expense for the first six months of 2008 compared to the first six months of 2007, primarily reflects an increase to our bonus accrual and higher salary expense reflecting additional hires and salary increases.  Other general and administrative expenses, which were $2.5 million for the first six months of 2008 compared to $2.4 million for the first six months of 2007, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, Board fees and miscellaneous other operating costs.

Critical Accounting Policies

On January 1, 2008, we adopted FAS 157, which defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.

FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, FAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by FAS 157 are as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Our investment securities, which are primarily comprised of

Agency MBS, are valued by a third-party pricing service primarily based upon readily observable market parameters and are classified as Level 2 assets.

Our Swaps are valued using a third-party pricing service, which valuations we review for reasonableness using internally developed models that apply readily observable market inputs.  As such, our Swaps are classified as Level 2 assets/liabilities.  We consider our credit worthiness and that of our counterparties in determining our Swap valuations.  No credit related adjustment was made in determining the value of our Swaps at June 30, 2008, given our high credit quality and the high credit quality of our counterparties.

We have established and documented processes for determining our fair values and base fair value on quoted market prices, when available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

Any changes to the valuation methodology are reviewed by management to ensure that changes, if any, are appropriate.  The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  We review the appropriateness of our classification of assets/liabilities within the fair value hierarchy on a quarterly basis, which could cause such assets/liabilities to be reclassified among the three hierarchy levels.

Liquidity and Capital Resources

Our principal sources of cash typically consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market transactions.  We typically use significant cash to repay principal and interest on our repurchase agreements, purchase MBS, make dividend payments on our capital stock, fund our operations and make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  On June 3, 2008, we completed a public offering of 46,000,000 shares of our common stock, raising net cash proceeds of $304.3 million.  On January 23, 2008, we completed a public offering of 28,750,000 shares of our common stock, raising net cash proceeds of $253.0 million.  We used the net proceeds from these offerings to acquire additional Agency MBS, on a leveraged basis, and for working capital purposes.  In addition, during the six months ended June 30, 2008, we issued approximately 105,463 shares of common stock pursuant to our DRSPP raising net proceeds of approximately $735,000.  We did not issue any shares of common stock pursuant to our CEO Program during the first six months of 2008.  At June 30, 2008, we had the ability to issue an unlimited amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3.  We had 8.4 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-8.

To the extent that we raise additional equity capital through capital market transactions, we currently anticipate using cash proceeds from such transactions to purchase additional Agency MBS, to make scheduled payments of principal and interest on our repurchase agreements, and for other general corporate purposes.  We may also acquire additional interests in residential ARMs and/or other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

During the six months ended June 30, 2008, we purchased $4.954 billion of investment securities, comprised of Agency MBS, using proceeds from repurchase agreements and cash.  During the six months ended June 30, 2008, we received cash of $809.4 million from prepayments and scheduled amortization on our investment securities.

While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In response to market conditions, as previously disclosed, in March 2008, we sold MBS, generating net proceeds of $1.851 billion, which were primarily used to reduce our borrowings under our repurchase agreements, thereby lowering our leverage multiple.  At June 30, 2008, our debt-to-equity multiple was 6.7x, compared to 7.0x at March 31, 2008 and 8.1x at December 31, 2007.

Borrowings under repurchase agreements were $9.310 billion at June 30, 2008, compared to $7.312 billion at March 31, 2008 and $7.526 billion at December 31, 2007.  At June 30, 2008, we had master repurchase agreements with 20 separate counterparties, had amounts outstanding under repurchase agreements with 18 of such counterparties and continue to have available capacity under our repurchase agreement credit limits.

During the first six months of 2008, we paid cash distributions of $4.1 million on our preferred stock and $45.5 million on our common stock and DERs.  On July 1, 2008, we declared our second quarter 2008 dividend on our common stock of $0.20 per share, or a total of $39.7 million, which will be paid on July 31, 2008 to stockholders of record on July 14, 2008.

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., initiate a margin call).  Margin calls result from a decline in the value of the MBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such MBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting our MBS and other market factors.  To cover a margin call, we may pledge additional securities or cash.  At the time one of our repurchase agreement matures, cash on deposit as collateral (i.e., restricted cash), if any, is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed.  In addition, we are required to pledge MBS or cash as collateral against our Swaps.  At June 30, 2008, we had a total of $10.029 billion of MBS and $387,000 of restricted cash pledged as collateral against our repurchase agreements and Swaps.  As interest rates decline, the value of our Swaps generally decreases, resulting in margin calls.  Cash collateral on Swaps and/or repurchase agreements is held in interest-bearing deposit accounts with lenders/counterparties, and is reported on our balance sheet as “restricted cash.”  Collateral pledged against Swaps is returned to us when margin requirements are exceeded or when a Swap is terminated or expires.

Through June 30, 2008, we satisfied all of our margin calls with either cash or an additional pledge of MBS collateral.  At June 30, 2008, we had $695.8 million available to meet margin calls, comprised of unpledged MBS with a fair value of $463.9 million and cash of $231.9 million.  We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2007 and this quarterly report on Form 10-Q for the quarter ended June 30, 2008.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions.  Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act.  As of June 30, 2008, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

The following table presents information at June 30, 2008 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR, 20% CPR and 25% CPR.

CPR		Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0	% (2)	61	17	44
15%		38	17	21
20%		33	17	16
25%		29	17	12

(1) Reflects the effect of our Swaps.
(2) Reflects contractual maturities, which does not consider any prepayments.

At June 30, 2008, our financing obligations under repurchase agreements had remaining contractual terms of five years or less.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  However, our Swaps in effect lock in a fixed rate of interest over the term of each of our Swaps on a corresponding portion of our repurchase agreements.  At June 30, 2008, we had repurchase agreements of $9.310 billion, of which $4.160 billion were hedged with Swaps.  At June 30, 2008, our Swaps had a weighted average fixed-pay rate of 4.18% and extended 30 months on average with a maximum term of approximately seven years.

We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  Our Swaps increased our borrowing costs by $14.6 million, or 73 basis points and $23.9 million, or 60 basis points, for the three and six months ended June 30, 2008, respectively.

The interest rates for most of our adjustable-rate assets are primarily dependent on LIBOR, the one-year constant maturity treasury (or CMT) rate, or the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) rate, while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At June 30, 2008, we had 82.1% of our ARM-MBS repricing from LIBOR (of which 75.2% repriced based on 12-month LIBOR and 6.9% repriced based on six-month LIBOR), 13.8% repricing from the one-year CMT index, 3.7% repricing from MTA and 0.4% repricing from the 11th District Cost of Funds Index (or COFI).

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

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period.  A positive gap, where repricing of interest-rate sensitive assets exceeds the maturity of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results.  As presented in the following table, at June 30, 2008, we had a negative gap of $2.212 billion in our less than three month category.  The following gap analysis is prepared assuming a 20% CPR; however, actual future prepayment speeds could vary significantly.  The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indices applicable to our assets and liabilities.  The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.  The notional amount of our Swaps is presented in the following table, as they fix the cost and repricing characteristics of a portion of our repurchase agreements.  While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts, presented in the table below, are not.

	At June 30, 2008
(In Thousands)	Less than Three Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
Interest-Earning Assets:
Investment securities	$1,124,764	$1,731,359	$1,789,053	$1,822,815	$4,024,964	$10,492,955
Cash and restricted cash	232,244	-	-	-	-	232,244
Total interest-earning assets	$1,357,008	$1,731,359	$1,789,053	$1,822,815	$4,024,964	$10,725,199

Interest-Bearing Liabilities:
Repurchase agreements	$7,728,248	$361,910	$891,348	$185,770	$142,900	$9,310,176
Mortgage payable on real estate	-	-	-	-	9,385	9,385
Total interest-bearing liabilities	$7,728,248	$361,910	$891,348	$185,770	$152,285	$9,319,561

Gap before Hedging Instruments	$(6,371,240)	$1,369,449	$897,705	$1,637,045	$3,872,679	$1,405,638
Swaps, notional amount	$4,159,554	$-	$-	$-	$-	$4,159,554

Cumulative Difference Between Interest-Earnings Assets and Interest-Bearing Liabilities after Hedging Instruments	$(2,211,686)	$(842,237)	$55,468	$1,692,513	$5,565,192

Market Value Risk

All of our investment securities are designated as “available-for-sale” and, as such, are reflected at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity.  (See Note 10 to the accompanying consolidated financial statements, included under Item 1.)  The fair value of our MBS fluctuate primarily due to changes in interest rates and other factors; however, given that, at June 30, 2008, these securities were primarily Agency MBS or AAA rated MBS, such changes in the fair value of our MBS are generally not believed to be credit-related.  At June 30, 2008, we held $1.8 million of investment securities that were rated below AAA.

The following table presents additional information about the underlying loan characteristics of our AAA-rated non-Agency MBS, detailed by year of MBS securitization, held at June 30, 2008.

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization	2007	2006	2005 and Prior	2005 and Prior	Total
Number of Securities	2	1	8	5	16
MBS Current Face	$157,754	$41,484	$66,484	$72,651	$338,373
MBS Amortized Cost	$157,265	$41,276	$67,052	$74,186	$339,779
MBS Fair Value	$143,524	$38,023	$61,993	$59,595	$303,135
Weighted Average Price	91.0%	91.7%	93.2%	82.0%	89.6%
Weighted Average Coupon (2)	5.98%	5.58%	4.93%	5.64%	5.65%
Weighted Average Loan Age (Months) (2) (3)	14	30	48	55	31
Weighted Average Loan to Value at Origination (2) (4)	73%	65%	70%	79%	73%
Weighted Average FICO at Origination (2) (4)	742	743	732	691	729
3 Month CPR (3)	8.2%	5.2%	28.1%	18.5%	13.9%
60+ days delinquent (4)	2.7%	2.6%	5.3%	17.4%	6.3%
Credit Enhancement (4) (5)	6.5%	4.9%	10.4%	33.6%	12.9%

(1)
FICO, named after Fair Isaac Corp., is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness.
FICO scores are reported borrower FICO scores at origination for each loan.

(2)	Weighted average is based on MBS current face at June 30, 2008.
(3)	Information provided is based on loans from individual group owned by us.
(4)	Information provided is based on loans from all groups that provide credit support for our MBS.
(5)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security. All of our AAA-rated non-Agency MBS are the most senior securities in their respective deal structures and therefore carry less credit risk than the junior securities that provide their credit enhancement.

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls were not met, the lender could liquidate the securities collateralizing our repurchase agreements with such lender, resulting in a loss to us.  In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.”  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold.  Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.  Further, if we were unable to meet margin calls, lenders could sell the securities collateralizing such repurchase agreements, which sales could result in a loss to us.  To date, we have met all of our margin calls.

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

We typically pledge high-quality MBS to secure our repurchase agreements and Swaps.  At June 30, 2008, we had cash and cash equivalents of $231.9 million and unpledged MBS of $463.9 million available to meet margin calls on our repurchase agreements and Swaps and for other corporate purposes.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At June 30, 2008, the net premium on our investment securities portfolio for financial accounting purposes was $131.3 million (1.3% of the principal balance of MBS); while the net premium for income tax purposes was estimated at $128.6 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio on June 30, 2008.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
+ 1.00%	(14.01%)	(2.17%)
+ 0.50%	(6.34%)	(0.94%)
- 0.50%	5.85%	0.64%
- 1.00%	10.28%	0.97%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2008.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the above table.

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

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.57 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.20).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no materials pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).  The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this quarterly report on Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 21, 2008, we held our 2008 Annual Meeting of Stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class I directors to serve on the Board until our 2011 Annual Meeting of Stockholders; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  The total number of shares of common stock entitled to vote at the Meeting was 151,674,249, of which 144,610,487 shares, or 95.34%, were present in person or by proxy.

The following presents the results of the election of directors:

Name of Class I Nominees	For	Withheld
Stephen R. Blank	142,795,648	1,814,839
Edison C. Buchanan	142,819,978	1,790,509

There was no solicitation in opposition to the foregoing nominees by stockholders.  The terms of office for Stewart Zimmerman, James A. Brodsky, Michael L. Dahir, Alan L. Gosule and George H. Krauss, our Class II and Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by stockholders with 144,408,094 votes “For,” 136,064 votes “Against” and 66,329 votes “Abstained.”

Further information regarding the proposals is contained in our Proxy Statement, dated April 8, 2008.

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

Date: July 29, 2008	MFA Mortgage Investments, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President Chief Accounting Officer and Treasurer
(Principal Accounting Officer)