Form 10-Q
period 2008-09-30
MFA MORTGAGE INVESTMENTS
filed 2008-11-03
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

206,720,374 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 29, 2008.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Per Share Amounts)	2008	2007
	(Unaudited)
Assets:
Investment securities at fair value (including pledged mortgage-backed securities (“MBS”) of $10,097,782 and $8,046,947 at September 30, 2008 and December 31, 2007, respectively) (Notes 3, 7 and 9)	$10,260,648	$8,302,797
Cash and cash equivalents (Note 2(c))	438,530	234,410
Restricted cash (Note 2(d))	-	4,517
Interest receivable (Note 4)	51,318	43,610
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(m), 5 and 9)	8,172	103
Real estate, net (Note 6)	11,410	11,611
Goodwill (Note 2(f))	7,189	7,189
Prepaid and other assets	1,787	1,622
Total Assets	$10,779,054	$8,605,859

Liabilities:
Repurchase agreements (Note 7)	$9,379,474	$7,526,014
Accrued interest payable	20,464	20,212
Mortgage payable on real estate (Note 6)	9,347	9,462
Swaps, at fair value (Notes 2(m), 5 and 9)	58,612	99,836
Dividends and dividend equivalents payable (Note 10(b))	-	18,005
Accrued expenses and other liabilities	7,055	5,067
Total Liabilities	9,474,952	7,678,596

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at September 30, 2008 and December 31, 2007 ($96,000 aggregate liquidation preference) (Note 10)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 206,556 and 122,887 issued and outstanding at September 30, 2008 and December 31, 2007, respectively (Note 10)	2,067	1,229
Additional paid-in capital, in excess of par	1,702,242	1,085,760
Accumulated deficit	(163,410)	(89,263)
Accumulated other comprehensive loss (Note 12)	(236,835)	(70,501)
Total Stockholders’ Equity	1,304,102	927,263
Total Liabilities and Stockholders’ Equity	$10,779,054	$8,605,859

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
		(Unaudited)

Interest Income:
Investment securities (Note 3)	$139,419	$95,590	$383,026	$270,329
Cash and cash equivalent investments	1,529	1,126	6,711	2,208
Interest Income	140,948	96,716	389,737	272,537

Interest Expense (Note 7)	85,033	81,816	255,166	232,424

Net Interest Income	55,915	14,900	134,571	40,113

Other (Loss)/Income:
Net loss on sales of MBS (Note 3)	-	(22,027)	(24,530)	(22,140)
Other-than-temporary impairment on investment securities (Note 3)	(183)	-	(5,051)	-
Revenue from operations of real estate (Note 6)	407	405	1,219	1,231
Loss on termination of Swaps, net (Note 5(a))	(986)	(560)	(92,467)	(384)
Miscellaneous other income, net	68	103	247	327
Other Losses	(694)	(22,079)	(120,582)	(20,966)

Operating and Other Expense:
Compensation and benefits (Note 13)	3,264	1,819	8,595	4,840
Real estate operating expense and mortgage interest (Note 6)	439	451	1,312	1,300
New business initiative (Note 14)	-	-	998	-
Other general and administrative expense	1,465	1,241	3,936	3,669
Operating and Other Expense	5,168	3,511	14,841	9,809

Income/(Loss) from Continuing Operations	50,053	(10,690)	(852)	9,338

Discontinued Operations: (Note 6)
Gains-tax refunds	-	257	-	257
Income from Discontinued Operations	-	257	-	257

Net Income/(Loss) Before Preferred Stock Dividends	50,053	(10,433)	(852)	9,595
Less: Preferred Stock Dividends	2,040	2,040	6,120	6,120
Net Income/(Loss) to Common Stockholders	$48,013	$(12,473)	$(6,972)	$3,475

Income/(Loss) Per Share of Common Stock: (Note 11)
Income/(loss) per share from continuing operations – basic and diluted	$0.24	$(0.15)	$(0.04)	$0.04
Income from discontinued operations – basic and diluted	-	-	-	-
Income/(Loss) Per Share of Common Stock – Basic and Diluted	$0.24	$(0.15)	$(0.04)	$0.04

Dividends Declared Per Share of Common Stock (Note 10(b))	$0.20	$0.09	$0.38	$0.17

Weighted average shares outstanding:
Basic	199,406	85,986	170,111	82,893
Diluted	199,849	85,986	170,111	82,927

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended
(In Thousands, Except Per Share Amounts)	September 30, 2008
(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 per share:
Balance at September 30, 2008 and December 31, 2007 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2007 (122,887 shares)	1,229
Issuance of common stock (83,669 shares)	838
Balance at September 30, 2008 (206,556 shares)	2,067

Additional Paid-in Capital, in Excess of Par:
Balance at December 31, 2007	1,085,760
Issuance of common stock, net of expenses	615,584
Share-based compensation expense	944
Shares withheld upon exercise of common stock options (22 shares)	(46)
Balance at September 30, 2008	1,702,242

Accumulated Deficit:
Balance at December 31, 2007	(89,263)
Net loss	(852)
Dividends declared on common stock	(66,858)
Dividends declared on preferred stock	(6,120)
Dividends declared on dividend equivalent rights (“DERs”)	(317)
Balance at September 30, 2008	(163,410)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2007	(70,501)
Unrealized losses on investment securities, net	(215,627)
Unrealized gains on Swaps	49,293
Balance at September 30, 2008	(236,835)

Total Stockholders’ Equity at September 30, 2008	$1,304,102

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In Thousands)	2008	2007
	(Unaudited)
Cash Flows From Operating Activities:
Net (loss)/income	$(852)	$9,595
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Losses on sales of MBS	25,101	22,143
Gains on sales of MBS	(571)	(3)
Losses on termination of Swaps	92,467	627
Gain on termination of Swaps	-	(243)
Amortization of purchase premiums on MBS, net of accretion of discounts	15,335	22,780
Amortization of premium cost for interest rate cap agreements (“Caps”)	-	278
Increase in interest receivable	(7,708)	(2,830)
Depreciation and amortization on real estate, including discontinued operations	355	315
Increase in other assets and other	(319)	(610)
Increase in accrued expenses and other liabilities	1,988	1,188
Increase/(decrease) in accrued interest payable	252	(4,417)
Other-than-temporary impairment charges	5,051	-
Tax refunds-discontinued operations	-	(257)
Equity-based compensation expense	944	240
Negative amortization and principal accretion on investment securities	(493)	(266)
Net cash provided by operating activities	131,550	48,540

Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	1,119,414	1,384,417
Proceeds from sales of MBS	1,851,019	705,723
Purchases of MBS and other investment securities	(5,188,932)	(2,655,870)
Net cash used by investing activities	(2,218,499)	(565,730)

Cash Flows From Financing Activities:
Decrease in restricted cash	4,517	-
Principal payments on repurchase agreements	(44,159,270)	(30,175,629)
Proceeds from borrowings under repurchase agreements	46,012,730	30,766,867
Payments on termination of Swaps	(91,868)	(384)
Proceeds from issuances of common stock	616,376	110,769
Dividends paid on preferred stock	(6,120)	(6,120)
Dividends paid on common stock and DERs	(85,181)	(19,009)
Principal payments on mortgage	(115)	(109)
Net cash provided by financing activities	2,291,069	676,385

Net increase in cash and cash equivalents	204,120	159,195
Cash and cash equivalents at beginning of period	234,410	47,200
Cash and cash equivalents at end of period	$438,530	$206,395

The accompanying notes are an integral part of the consolidated financial statements.

MFA MORTGAGE INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
		(Unaudited)

Net income/(loss) before preferred stock dividends	$50,053	$(10,433)	$(852)	$9,595
Other Comprehensive Income/(Loss):
Unrealized (loss)/gain on investment securities, net	(152,191)	17,841	(208,886)	4,071
Reclassification adjustment for MBS sales	-	11,757	(8,241)	10,875
Reclassification adjustment for net losses included in net income/(loss) for other-than-temporary impairments	96	-	1,500	-
Unrealized loss on Caps arising during period, net	-	-	-	(83)
Unrealized(loss)/gain on Swaps arising during period, net	(10,448)	(42,461)	321	(27,956)
Reclassification adjustment for net losses included in net income/(loss) from Swaps	773	-	48,972	-
Comprehensive loss before preferred stock dividends	$(111,717)	$(23,296)	$(167,186)	$(3,498)
Dividends on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Comprehensive Loss to Common Stockholders	$(113,757)	$(25,336)	$(173,306)	$(9,618)

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

2.	Summary of Significant Accounting Policies

(a)      Basis of Presentation and Consolidation
The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that these disclosures are adequate to make the information presented therein not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2008 and results of operations for all periods presented have been made.  The results of operations for the nine-month period ended September 30, 2008 should not be construed as indicative of the results to be expected for the full year.

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

(b)      MBS/Investment Securities
The Company’s investment securities are comprised primarily of hybrid and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”), or are rated AAA by a nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (“Rating Agencies”).  Hybrid MBS have interest rates that are fixed for a specified period and, thereafter, generally reset annually.  To a lesser extent, the Company also holds investments in non-Agency MBS, mortgage-related securities and other investments that are rated below AAA.  At September 30, 2008, the Company held securities with a carrying value of $26.0 million rated below AAA.  (See Note 3.)

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

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income/(loss) to earnings as a realized gain or loss using the specific identification method.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  Premiums and discounts associated with the Agency MBS and MBS rated AA and higher are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  Certain of the Agency MBS owned by the Company contractually provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received from the underlying mortgages.  The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) as the interest shortfall is guaranteed by the issuing agency.

Interest income on the Company’s securities rated A or lower, is recognized in accordance with Emerging Issues Task Force (“EITF”) of the FASB Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the initial investment is recognized as interest income under the effective yield method.  The Company reviews and, if appropriate, makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.  For each security, the Company assesses the applicability of EITF 99-20 at the date of acquisition and on a subsequent basis for securities that have experienced both an other-than-temporary impairment and a downgrade in rating to single A or lower by a Rating Agency.  (See Note 3.)

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in investment securities on the Consolidated Balance Sheets and the value of the MBS pledged are disclosed parenthetically.  (See Notes 3 and 7.)

(c)       Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less.  At September 30, 2008 all of the Company’s cash investments were in high quality overnight money market funds.  The carrying amount of cash equivalents is deemed to be their fair value.

On September 29, 2008, the U.S. Treasury Department announced that it had opened its Temporary Guarantee Program for Money Market Funds, under which it guarantees the share price of eligible money market funds that apply and pay for inclusion in the program.  The program covers shareholders of participating funds as of the close of business on September 19, 2008.  Each of the money market funds in which the Company is invested has elected to participate in the program.  As a result, up to $421.7 million of the Company’s money market investments was insured as of September 30, 2008.  The program will be in effect for an initial three-month period, after which the Secretary of the U.S. Treasury Department will have the option to renew the program up to the close of business on September 18, 2009.

(d)       Restricted Cash
Restricted cash represents cash held in interest-bearing accounts by counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against payments due to Swap or repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the Swap or repurchase agreement.  The Company did not have restricted cash at September 30, 2008 and had restricted cash of $4.5 million pledged against its Swaps at December 31, 2007.  (See Notes 5 and 7.)

(e)        Credit Risk/Other-Than-Temporary Impairment
The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of hybrid and adjustable-rate MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one Rating Agency.  The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof.  At

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2008, all of the Company’s MBS were secured by first lien mortgages on one-to-four family properties.  At September 30, 2008, 93.4% of the Company’s assets consisted of Agency MBS and related receivables, 2.0% were MBS rated AAA by a Rating Agency and related receivables and 4.1% were cash and cash equivalents combined these assets comprised 99.5% of the Company’s total assets.  The Company’s remaining assets consisted of Swaps, an investment in real estate, securities rated below AAA, goodwill, prepaid, and other assets.  (See Note 3.)

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

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.  Even if the inability to collect is not probable, the Company may recognize an other-than-temporary loss if, for example, the Company does not have the intent and ability to hold a security until its fair value has recovered.  The Company did not recognize any other-than-temporary impairment on any of its Agency MBS during the three or nine months ended September 30, 2008 and September 30, 2007.

Certain of the Company’s non-Agency investment securities were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses.  The initial credit protection (i.e., discount) on these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and write-downs of such securities to a new cost basis could result.  During the nine months ended September 30, 2008, the Company recognized impairment charges of $5.1 million against its non-Agency investment securities, of which $183,000 was recognized during the three months ended September 30, 2008 in accordance with EITF 99-20.  The Company did not have any impairment charges against any of its investment securities during the three and nine months ended September 30, 2007.  At September 30, 2008, the Company had $26.0 million, or 0.2% of its assets, invested in investment securities rated below AAA, which had an amortized cost of $43.7 million.  (See Note 3.)

(f)      Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At September 30, 2008 and December 31, 2007, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

formation in 1998.  Goodwill is tested for impairment at least annually at the entity level.  Through September 30, 2008, the Company had not recognized any impairment against its goodwill.

(g)      Real Estate
At September 30, 2008, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(h)      Repurchase Agreements
The Company finances the acquisition of its MBS through the use of repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines due to scheduled monthly amortization and prepayments of principal on such MBS.  In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to changes in market interest rates, spreads or other market conditions.  Through September 30, 2008, the Company had satisfied all of its margin calls and had not sold assets in response to any margin call.  (See Note 7.)

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 60 months.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company had no outstanding borrowings at September 30, 2008 with Lehman Brothers Holdings Inc. (“Lehman”), who filed for bankruptcy in September 2008, or any of its subsidiaries, nor was Lehman significant to the Company’s borrowing capacity.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with at least four separate lenders with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At September 30, 2008, the Company had outstanding balances under repurchase agreements with 16 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company, including interest payable, and the fair value of the securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $95.5 million related to repurchase agreements, or 7.3% of stockholders’ equity.  (See Note 7.)

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

Pursuant to FAS 123R, compensation expense for restricted stock awards, restricted stock units (“RSUs”) and stock options is recognized over the vesting period of such awards, based upon the fair value of such awards at the

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

grant date.  DERs attached to such awards are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant, or at such time that there is no longer a risk of forfeiture.  A zero forfeiture rate is applied to the Company’s equity based awards, given that such awards have been granted to a limited number of employees, (primarily long-term executives that have employment agreements with the Company) and that historical forfeitures have been minimal.  Should information arise indicating that forfeitures may occur, the forfeiture rate would be revised and accounted for as a change in estimate.  To the extent that dividends or DERs are paid pursuant to the terms of any unvested equity based awards, the grantees of such awards are not required to return such payments to the Company.  Accordingly, payments made on any such awards that ultimately do not vest are recognized as additional compensation expense at the time an award is forfeited.  With respect to certain restricted stock grants, however, dividends accrue to the benefit of the grantee but are only paid to the extent that these restricted shares vest.  To the extent that these restricted stock grants are forfeited by the grantee prior to vesting, all accrued but unpaid dividends will be retained by the Company.  There were no forfeitures of any equity based compensation awards during the three and nine month periods ended September 30, 2008 and September 30, 2007.  (See Note 13.)

(j)      Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income/(loss) allocable to holders of common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income/(loss) available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options, non-vested restricted shares and non-vested RSUs outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reporting period.  No dilutive common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.  (See Note 11.)

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

(m)      Derivative Financial Instruments/Hedging Activity
The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, which, to date, have been comprised of Swaps and Caps (collectively, “Hedging Instruments”).  The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive income/(loss) provided that the hedge is effective.  The change in fair value of any ineffective amount of a Hedging Instrument is recognized in earnings.  To date, the Company has recognized gains and losses realized on Swaps that have been terminated early and deemed ineffective.  The Company has not recognized any change in the value of its Hedging Instruments in earnings as a result of any Hedging Instrument or a portion thereof being ineffective.

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

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not enter into derivative transactions for speculative or trading purposes.  (See Notes  2(n) and 5.)

Interest Rate Swaps
No cost is incurred by the Company at the inception of a Swap.  Based upon the contractual terms of a Swap Agreement, which vary by counterparty, the Company is required to pledge cash or securities equal to a specified percentage of the notional amount of the Swap to the counterparty as collateral, or may be entitled to receive collateral from a Swap counterparty.  The Company does not offset cash collateral receivables or payables against its net derivative positions.  The Company did not have restricted cash at September 30, 2008 and had restricted cash of $4.5 million pledged against its Swaps at December 31, 2007.  If, during the term of the Swap, a Counterparty should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  When the Company enters into a Swap, it agrees to pay a fixed rate of interest and to receive a variable interest rate, based on the London Interbank Offered Rate (“Libor”).  The Company’s Swaps are designated as cash flow hedges against certain of its current and forecasted borrowings under repurchase agreements.

While the fair value of the Company’s Swaps are reflected in the consolidated balance sheets, the notional amounts are not.  All changes in the value of Swaps are recorded in accumulated other comprehensive income/(loss), provided that the hedge remains effective.  The Company’s Swaps are valued by a third party pricing service, which prices are independently reviewed by the Company for reasonableness.  If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception and throughout the term of the hedging relationship, then the related gain or loss in accumulated other comprehensive income/(loss) is recognized through earnings.

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

The changes to previous practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  FAS 157 clarifies that the exchange price is the price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs in active markets.  In addition, FAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Notes 2(o) and  9.)

FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

FASB Interpretation No. 39-1, “Amendment of FASB Interpretation (“FIN”) No. 39.” (“FIN 39-1”), defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet.  In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The Company does not offset cash collateral receivables or payables against its net derivative positions.  The Company’s adoption of FIN 39-1 on January 1, 2008 did not have any impact on its consolidated financial statements.  The Company did not have restricted cash at September 30, 2008 and had restricted cash of $4.5 million pledged against its Swaps at December 31, 2007.

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

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”  (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.   (See notes 2(n) and 9.)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(p)      Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Investment Securities

At September 30, 2008 and December 31, 2007, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS.  The Company’s non-Agency MBS are categorized based on the lowest rating issued by a Rating Agency at balance sheet date. The following tables present certain information about the Company's investment securities at September 30, 2008 and December 31, 2007.

September 30, 2008
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (1)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$9,195,875	$118,028	$(1,424)	$9,312,479	$9,226,429	$21,917	$(107,967)	$(86,050)
Ginnie Mae	32,047	570	-	32,617	32,290	27	(354)	(327)
Freddie Mac	747,660	11,260	-	771,692	765,110	635	(7,217)	(6,582)
Non-Agency MBS:
Rated AAA (2)	284,709	2,036	(214)	286,531	210,853	-	(75,678)	(75,678)
Rated AA+	790	-	(3)	787	474	-	(313)	(313)
Rated A+	553	-	(2)	551	255	-	(296)	(296)
Rated BBB+	316	-	(4)	312	89	-	(223)	(223)
Rated BB (3)	42,652	-	(479)	41,990	25,120	-	(16,870)	(16,870)
Rated below BB	238	-	(154)	84	28	5	(61)	(56)
Total	$10,304,840	$131,894	$(2,280)	$10,447,043	$10,260,648	$22,584	$(208,979)	$(186,395)

December 31, 2007
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (1)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$7,157,079	$91,610	$(706)	$7,247,983	$7,287,111	$47,486	$(8,358)	$39,128
Ginnie Mae	172,340	3,173	-	175,513	174,089	78	(1,502)	(1,424)
Freddie Mac	393,441	6,221	-	409,337	408,792	781	(1,326)	(545)
Non-Agency MBS:
Rated AAA	430,025	2,341	(987)	431,379	424,954	97	(6,522)	(6,425)
Rated AA+	1,413	-	-	1,413	1,392	-	(21)	(21)
Rated A+	989	-	(3)	986	967	-	(19)	(19)
Rated BBB+	565	-	(6)	559	543	-	(16)	(16)
Rated BB and below	1,648	-	(136)	1,512	1,646	134	-	134
Unrated	3,095	-	(127)	2,968	1,689	35	(1,314)	(1,279)
Total MBS	$8,160,595	$103,345	$(1,965)	$8,271,650	$8,301,183	$48,611	$(19,078)	$29,533
Income notes (4)		-		1,915	1,614	-	(301)	(301)
Total	$8,160,595	$103,345	$(1,965)	$8,273,565	$8,302,797	$48,611	$(19,379)	$29,232

(1) Includes principal payments receivable, which are not included in the Principal/Current Face. Amortized cost is reduced by other-than-temporary impairments recognized.

(2) On October 28, 2008, S&P downgraded one MBS to BBB. This MBS, which remained rated AAA by Fitch, Inc, had an amortized cost of $39.1 million and a fair value of $25.0 million.

(3) Includes one MBS with an amortized cost of $41.9 million and a fair value of $25.1 million that was rated BB by S&P and rated AAA by Fitch, Inc.

(4) Other investments are comprised of income notes, which are unrated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies. In June 2008, the Company wrote-off its remaining investment in income notes, taking a $1.0 million impairment charge against such investment.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Agency MBS: Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.  During the third quarter of 2008, Fannie Mae and Freddie Mac were placed in conservatorship under the newly-created Federal Housing Finance Agency (“FHFA”).  By placing Fannie Mae and Freddie Mac under conservatorship, it is believed that there is now significantly stronger backing for these guarantors.

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

The following table presents information about the Company’s investment securities that were in an unrealized loss position at September 30, 2008.

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$5,616,014	$97,611	295	$560,813	$10,356	111	$6,176,827	$107,967
Ginnie Mae	14,749	116	8	9,426	238	6	24,175	354
Freddie Mac	594,056	6,248	44	40,948	969	28	635,004	7,217
Non-Agency MBS:
Rated AAA (1)	104,332	46,866	2	106,521	28,812	13	210,853	75,678
Rated AA+	-	-	-	474	313	1	474	313
Rated A+	-	-	-	255	296	1	255	296
Rated BBB+	-	-	-	88	223	1	88	223
Rated BB (2)	25,061	16,870	1	-	-	-	25,061	16,870
Rated below BB	22	61	1	-	-	-	22	61
Total temporarily impaired securities	$6,354,234	$167,772	351	$718,525	$41,207	161	$7,072,759	$208,979

(1) On October 28, 2008, S&P downgraded one AAA rated MBS, which had an amortized cost of $39.1 million and a fair value of $25.0 million at September 30, 2008, to BBB. This MBS remained rated AAA by Fitch, Inc.

(2) Is comprised of one non-Agency MBS, with an amortized cost of $41.9 million, that was rated BB by S&P and rated AAA by Fitch, Inc.

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis.  During the nine months ended September 30, 2008, the Company recognized aggregate other-than-temporary impairment charges of $5.1 million against BB rated non-Agency MBS and unrated investment securities, of which $183,000 was recognized during the three months ended September 30, 2008.

At September 30, 2008, the Company determined that it had the intent and ability to hold its securities in an unrealized loss position until market recovery or maturity.  As such, the Company considers the impairment of its securities to be temporary.  The receipt of principal, at par, and interest on Agency MBS is guaranteed by the respective Agency guarantor and the decline in the value of the non-Agency MBS was not related to the performance of these securities but rather an overall widening of spreads for many types of fixed income products, due to reduced liquidity in the market.  The Company’s assessment of its ability and intent to continue to hold its securities may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities could result in the Company recognizing other-than-temporary impairment charges or realizing losses on sales in the future.

In March 2008, in response to tightening of credit conditions, the Company adjusted its balance sheet strategy decreasing its target debt-to-equity multiple range to 7x to 9x from its historical range of 8x to 9x.  In order to

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reduce its borrowings, the Company sold MBS with an amortized cost of $1.876 billion and realized aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  During the quarter ended September 30, 2008, the Company continued to target a relatively low, on an historical basis, leverage multiple.  As of September 30, 2008, the Company’s debt-to-equity multiple was 7.2x. The Company has not sold any investment securities since it modified its leverage strategy in March 2008.

The following table presents the impact of the Company’s investment securities on its other comprehensive income/(loss) for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Accumulated other comprehensive income/(loss) from investment securities:
Unrealized (loss)/gain on investment securities at beginning of period	$(34,300)	$(45,647)	$29,232	$(30,995)
Unrealized (loss)/gain on investment securities, net	(152,191)	17,841	(208,886)	4,071
Reclassification adjustment for MBS sales included in net income/(loss)	-	11,757	(8,241)	10,875
Reclassification adjustment for other-than- temporary impairment included in net income/(loss)	96	-	1,500	-
Balance at the end of period	$(186,395)	$(16,049)	$(186,395)	$(16,049)

The following table presents components of interest income on the Company’s investment securities portfolio for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Coupon interest on MBS	$143,844	$101,817	$398,311	$293,002
Interest on income notes	-	50	50	107
Premium amortization	(4,486)	(6,377)	(15,549)	(22,936)
Discount accretion	61	100	214	156
Interest income on investment securities, net	$139,419	$95,590	$383,026	$270,329

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayments assumptions, at September 30, 2008.

	September 30, 2008
Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC (1)
(Dollars in Thousands)
Within one month	$469,996	4.6%	5.13%
One to three months	56,592	.6	5.79
Three to 12 Months	435,987	4.2	5.23
One to two years	581,016	5.7	5.08
Two to three years	2,131,780	20.7	5.95
Three to five years	1,734,167	16.9	5.50
Five to 10 years	4,851,110	47.3	5.58
Total	$10,260,648	100.0%	5.58%

(1)  "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS.  The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company's MBS pledged as collateral under repurchase agreements and in connection with Swaps at September 30, 2008.

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
MBS Pledged:
Fannie Mae	$9,069,987	$9,152,944	$41,910	$44,480	$44,829	$198	$9,156,575
Freddie Mac	700,672	706,283	6,487	25,488	25,823	235	732,882
Ginnie Mae	22,709	22,956	104	3,892	3,912	19	26,724
Rated AAA	205,493	278,663	1,286	-	-	-	206,779
Rated BB	25,061	41,931	209	-	-	-	25,270
	$10,023,922	$10,202,777	$49,996	$73,860	$74,564	$452	$10,148,230

4.     Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2008 and December 31, 2007.

(In Thousands)	September 30, 2008	December 31, 2007
MBS interest receivable:
Fannie Mae	$42,635	$36,376
Freddie Mac	6,958	4,177
Ginnie Mae	151	870
Rated AAA	1,320	2,070
Rated AA	4	7
Rated A & A-	3	5
Rated BBB and BBB-	1	3
Rated BB	210	2
Rated below BB	1	5
Total MBS interest receivable	$51,283	$43,515
Income notes	-	3
Money market investments	35	92
Total interest receivable	$51,318	$43,610

5.     Hedging Instruments

As part of the Company’s interest rate risk management process, it periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  For the nine months ended September 30, 2008, the Company’s derivatives were entirely comprised of Swaps, which have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows on such liabilities.

The following table presents the fair value of derivative instruments and their location in the Company’s Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.

Derivates Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	September 30, 2008	December 31, 2007
(In Thousands)
Swap assets	Assets-Swaps, at fair value	$8,172	$103
Swap liabilities	Liabilities-Swaps, at fair value	(58,612)	(99,836)
		$(50,440)	$(99,733)

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of the Company’s Hedging Instruments, on the Company’s accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Accumulated other comprehensive (loss)/income from Hedging Instruments:
Balance at beginning of period	$(40,765)	$15,024	$(99,733)	$602
Unrealized (losses)/gains on Hedging Instruments	(10,448)	(42,461)	321	(28,039)
Reclassification adjustment for net losses included in net income/(loss) from Hedging Instruments	773	-	48,972	-
Balance at the end of period	$(50,440)	$(27,437)	$(50,440)	$(27,437)

(a)      Swaps
The Company is required to pledge assets as collateral for certain of its Swaps, which collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the Swap.  Certain of the Company’s Swap agreements include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of its outstanding Swap transactions with the Company and, if applicable, any close-out amount due to the counterparty upon termination of such transactions would be immediately payable by the Company pursuant to such agreement.  The Company remained in compliance with all of such financial covenants as of September 30, 2008.

The Company had MBS with a fair value of $73.9 million and $79.9 million pledged as collateral against its Swaps at September 30, 2008 and December 31, 2007, respectively.  The Company had no cash pledged against its Swaps at September 30, 2008 and $4.5 million of restricted cash pledged against Swaps at December 31, 2007.

The use of Hedging Instruments exposes the Company to counterparty credit risks.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under the terms of its Swap agreements, and may have difficulty receiving back its assets pledged as collateral against such Swaps.  On September 15, 2008, Lehman filed a petition for bankruptcy.  At that time, the Company had two Swaps outstanding with Lehman Brothers Special Financing Inc. (“LBSF”), a subsidiary guaranteed by Lehman, with an aggregate notional amount of $27.5 million.  The bankruptcy filing of Lehman, which was LBSF’s credit support provider, triggered an event of default under the master swap agreement between the Company and LBSF.  As a result, the Company exercised its early termination rights with respect to these Swaps, which were in a liability position to the Company at the time.  In accordance with the terms of the master swap agreement, the Company calculated the aggregate amount payable to the Company by LBSF in respect of the early termination of the Swaps to be $145,000, which represented the set off amount by which the value of the collateral pledged by the Company to LBSF pursuant to the terms of the Swaps exceeded the contractual settlement amount of the Company’s net liability upon termination of the Swaps.  As a result, the Company forfeited its collateral, comprised of restricted cash and one MBS, held by LBSF and recognized an aggregate loss of $986,000 upon early termination of the Swaps.  This loss was comprised of the contractual settlement amount of $841,000 owed by the Company to LBSF upon early termination of the Swaps and a $145,000 write-off against an unsecured receivable from LBSF.  At September 30, 2008, the Company was an unsecured creditor to LBSF with respect to the $145,000 and anticipates filing a proof of claim with respect to such amount in connection with Lehman and LBSF’s bankruptcy.  At September 30, 2008, the Company had no outstanding contracts with Lehman and all of the Company’s remaining Swap counterparties were rated “A” or better by a Rating Agency.

Certain of the Company’s Swap agreements include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to trigger an event of default or early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of its outstanding Swap transactions with the Company and, if applicable, any close-out amount due to the counterparty upon termination of such transactions would be immediately payable by the Company pursuant to such agreement, resulting in an adverse change in the Company’s liquidity position. The

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company was in compliance with all of its financial covenants as of September 30, 2008.

The following table presents the weighted average rate paid and received for the Company’s Swaps and the net impact of Swaps on the Company’s interest expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2008	2007	2008	2007
Weighted average Swap rate paid	4.18%	5.04%	4.33%	5.00%
Weighted average Swap rate received	2.64%	5.37%	3.15%	5.35%
Net addition to (reduction of) interest expense from Swaps	$15,879	$(2,525)	$39,774	$(6,346)

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

At September 30, 2008, the Company had Swaps with an aggregate notional balance of $4.206 billion, (which included $300.0 million of forward-starting swaps) which had gross unrealized losses of $58.6 million and gross unrealized gains of $8.2 million and extended 31 months on average with a maximum term of approximately seven years.  At December 31, 2007, the Company had Swaps with an aggregate notional balance of $4.628 billion, which had gross unrealized losses of $99.8 million and gross unrealized gains of $103,000.

The following table presents information about the Company’s Swaps at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
(Dollars In Thousands)
Within 30 days	$80,941	3.94%	$69,561	4.95%
Over 30 days to 3 months	155,499	4.13	179,207	4.79
Over 3 months to 6 months	230,044	4.05	233,753	4.83
Over 6 months to 12 months	426,309	4.05	453,949	4.83
Over 12 months to 24 months	858,582	4.14	1,107,689	4.90
Over 24 months to 36 months	786,157	4.20	941,382	4.84
Over 36 months to 48 months	618,248	4.33	552,772	4.80
Over 48 months to 60 months (2)	776,452	4.34	826,489	4.72
Over 60 months	274,263	4.19	262,758	4.95
Total	$4,206,495	4.20%	$4,627,560	4.83%
(1) Reflects contractual amortization of notional amounts.
(2) Includes $300.0 million of Swaps that will become active during the third quarter of 2009.

(b)      Interest Rate Caps
Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  When the 30-day Libor increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.

The Company had no Caps at or during the three and nine months ended September 30, 2008.  For the nine months ended September 30, 2007, the Company’s Caps reduced its interest expense by $49,000.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Real Estate

The Company’s investment in real estate at September 30, 2008 and December 31, 2007, was comprised of an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.  The following table presents the summary of assets and liabilities of Lealand at September 30, 2008 and December 31, 2007:

(In Thousands)	September 30, 2008	December 31, 2007
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,410	$11,611
Cash	18	26
Prepaid and other assets	219	260
Mortgage payable (1)	(9,347)	(9,462)
Accrued interest and other payables	(214)	(256)
Real estate assets, net	$2,086	$2,179

(1)  The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand, which had a balance of $185,000 at September 30, 2008 and December 31, 2007.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Revenue from operations of real estate	$407	$405	$1,219	$1,231
Mortgage interest expense	(164)	(166)	(492)	(497)
Other real estate operations expense	(275)	(285)	(820)	(803)
Loss from real estate operations, including depreciation expense, net	$(32)	$(46)	$(93)	$(69)

7.	Repurchase Agreements

The Company’s repurchase agreements bear interest at rates that are Libor-based and are collateralized by the Company’s MBS and cash.  At September 30, 2008, the Company’s repurchase agreements had a weighted average remaining contractual maturity of approximately three months and an effective repricing period of 16 months, including the impact of related Swaps.  At December 31, 2007, the Company’s repurchase agreements had a weighted average remaining contractual maturity of approximately five months and an effective repricing period of 23 months, including the impact of related Swaps.

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2008 and December 31, 2007, the Company’s repurchase agreements had a weighted average interest rate of 3.32% and 5.06%, respectively.  The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related Swaps that hedge existing and forecasted repurchase agreements, at September 30, 2008.

	September 30, 2008
Maturity (1)	Balance	Weighted Average Interest Rate
(Dollars In Thousands)
Within 30 days	$6,173,851	3.12%
Over 30 days to 3 months	1,747,189	2.79
Over 3 months to 6 months	145,184	4.51
Over 6 months to 12 months	785,216	5.21
Over 12 months to 24 months	242,634	4.66
Over 24 months to 36 months	156,400	3.91
Over 36 months	129,000	4.07
	$9,379,474	3.32%

(1) Swaps, which are not reflected in the table, in effect modify the repricing period and rate paid on the Company’s repurchase agreements.  (See Note 5.)

At September 30, 2008, the Company had $9.793 billion of Agency MBS and $230.6 million of non-Agency MBS pledged as collateral against its repurchase agreements.  At September 30, 2008, as a result of reverse margin calls, the Company held collateral of $9.6 million comprised of securities from two of its repurchase agreement counterparties.

8.    Commitments and Contingencies

Lease Commitments

The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging from approximately $1.1 million to $1.4 million per year, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at September 30, 2008, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $27,000 per year.

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

The evaluation methodology of the Company’s third-party pricing service incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury (or CMT) and Libor, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  In the case of non-Agency MBS, observable inputs also include delinquency data and credit enhancement levels.  In light of the volatility and market illiquidity the Company’s pricing service expanded its evaluation methodology in August 2008 with respect to non-Agency hybrid MBS.  This enhanced methodology assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service developed a methodology based on matrices and rule based logic matching trader intelligence.  The pricing service collects current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  The Company’s MBS are valued primarily based upon readily observable market parameters and are classified as Level 2 fair values.

Swaps
The Company’s Swaps are valued using a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters. In valuing its Swaps, the Company considers the credit worthiness, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At September 30, 2008, all of the Company’s Swap counterparties and the Company were determined to be of high credit quality and, five of the Company’s six Swap agreements bilaterally provide for collateral, such that no credit related adjustment was made in determining the fair value of the Company’s Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2008, on the consolidated balance sheet by FAS 157 valuation hierarchy, as previously described.

	Fair Value at September 30, 2008
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
MBS	$-	$10,260,648	$-	$10,260,648
Swaps	-	8,172	-	8,172
Total assets carried at fair value	$-	$10,268,820	$-	$10,268,820

Liabilities:
Swaps	$-	$58,612	$-	$58,612
Total liabilities carried at fair value	$-	$58,612	$-	$58,612

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

10.   Stockholders’ Equity

(a)      Dividends on Preferred Stock
The following table presents cash dividends declared by the Company on its preferred stock, from January 1, 2007 through September 30, 2008.

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2008	August 22, 2008	September 2, 2008	September 30, 2008	$0.53125
	May 22, 2008	June 2, 2008	June 30, 2008	0.53125
	February 21, 2008	March 3, 2008	March 31, 2008	0.53125

2007	November 21, 2007	December 3, 2007	December 31, 2007	$0.53125
	August 24, 2007	September 4, 2007	September 28, 2007	0.53125
	May 21, 2007	June 1, 2007	June 29, 2007	0.53125
	February 16, 2007	March 1, 2007	March 30, 2007	0.53125

(b)      Dividends on Common Stock
The Company typically declares quarterly dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.

On October 1, 2008, the Company declared its 2008 third quarter common stock dividend of $0.22 per share, which was paid on October 31, 2008, to stockholders of record on October 14, 2008.  (See Note 15.)

The following table presents cash dividends declared by the Company on its common stock from January 1, 2007 through September 30, 2008.

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
2008	July 1, 2008	July 14, 2008	July 31, 2008	$0.200
	April 1, 2008	April 14, 2008	April 30, 2008	0.180

2007	December 13, 2007	December 31, 2007	January 31, 2008	$0.145
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	April 3, 2007	April 13, 2007	April 30, 2007	0.080

(c)      Shelf Registrations
On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to an indeterminate amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment to this automatic shelf registration statement, which became effective automatically upon filing with the SEC.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.8 million shares remained available for issuance at September 30, 2008.

On December 17, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act for the purpose of registering additional common stock for sale through the Dividend Reinvestment and Stock Repurchase Plan (“DRSPP”).  This shelf registration statement was declared effective by the SEC on January 4, 2005 and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statement, registered an aggregate of 10 million shares of common stock.  At September 30, 2008, 8.2 million shares of common stock remained available for issuance pursuant to the prior DRSPP shelf registration statement.

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

(e)      DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the nine months ended September 30, 2008, the Company issued 309,308 shares of common stock through the DRSPP, raising net proceeds of approximately $2,034,000.  From the inception of the DRSPP in September 2003 through September 30, 2008, the Company issued 13,351,026 shares pursuant to the DRSPP raising net proceeds of $121.0 million.

(f)      Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions. The Company issued 8,559,000 shares of common stock in at-the-market transactions through the CEO Program during the nine months ended September 30, 2008, raising net proceeds of $57,122,780 and, in connection with such transactions, paid Cantor fees and commissions of $1,165,771.  From inception of the CEO Program through September 30, 2008, the Company issued 15,059,815 shares of common stock in at-the-market transactions through such program, raising net proceeds of $108,665,901 and, in connection with such transactions, paid Cantor fees and commissions of $2,429,192.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at September 30, 2008.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.  From inception of the Repurchase Program in April 2005 through April 2006, the Company repurchased 3,191,200 shares of common stock at an average cost of $5.90 per share.

11.   EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2008	2007	2008	2007
Numerator:
Net income/(loss)	$50,053	$(10,433)	$(852)	$9,595
Net income from discontinued operations	-	257	-	257
Net income/(loss) from continuing operations	50,053	(10,690)	(852)	9,338
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Net income/(loss) to common stockholders from continuing operations for basic and diluted earnings per share	$48,013	(12,730)	$(6,972)	$3,218
Net income from discontinued operations	-	257	-	257
Net income/(loss) to common stockholders from continuing operations	$48,013	$(12,473)	$(6,972)	$3,475

Denominator:
Weighted average common shares for basic earnings per share	199,406	85,986	170,111	82,893
Weighted average dilutive equity instruments (1)	443	-	-	34
Denominator for diluted earnings per share (1)	199,849	85,986	170,111	82,927
Basic and diluted earnings/(loss) per share	$0.24	$(0.15)	$(0.04)	$0.04
(1) The impact of dilutive stock options is not included in the computation of earnings per share for the three months ended September 30, 2007 and for the nine months ended September 30, 2008, as their inclusion would be anti-dilutive.

12.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at September 30, 2008 and December 31, 2007 was as follows:

(In Thousands)	September 30, 2008	December 31, 2007
Available-for-sale Investment Securities:
Unrealized gains	$22,584	$48,611
Unrealized losses	(208,979)	(19,379)
	(186,395)	29,232
Hedging Instruments:
Unrealized gains on Swaps	8,172	103
Unrealized losses on Swaps	(58,612)	(99,836)
	(50,440)	(99,733)
Accumulated other comprehensive loss	$(236,835)	$(70,501)

13.   Equity Compensation, Employment Agreements and Other Benefit Plans

(a)      2004 Equity Compensation Plan
In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee of the Board (“Compensation Committee”) as covered services for these purposes) for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2004 Plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2008, approximately 1.8 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until the tenth anniversary of the date that the Company’s stockholders approved such plan.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine in its discretion.  Distributions are made with respect to vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $167,000 and $86,000 during the three months ended September 30, 2008 and 2007, respectively, and approximately $504,000 and $220,000 during the nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, the Company had 835,892 DERs outstanding, all of which were entitled to receive dividends.

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

At September 30, 2008, 632,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $9.31.  During the nine months ended September 30, 2008, no Options were granted, 75,000 Options expired and 255,000 Options were exercised.  No Options were granted, exercised or expired during the nine months ended September 30, 2007.  As of September 30, 2008, the aggregate intrinsic value of all Options outstanding was $163,000.

Restricted Stock
During the three months ended September 30, 2008 the Company issued 175,000 shares of restricted common stock and did not issue any shares of restricted common stock during the three months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007, the Company issued 193,311 and 28,004 shares of restricted common stock, respectively.  At September 30, 2008 and December 31, 2007, the Company had unrecognized compensation expense of $1.1 million and $200,000, respectively, related to unvested shares of restricted common stock.

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be based upon the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  On October 26, 2007, the Company granted an aggregate of 326,392 RSUs with DERs attached to certain of the Company’s employees under the 2004 Plan.  At September 30, 2008 and December 31, 2007, all of the Company’s RSUs outstanding were subject to cliff vesting

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on December 31, 2010, or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013, as described in the related award agreement.  At September 30, 2008, the Company had unrecognized compensation expense of $2.0 million related to the unvested RSUs.

The following table presents the Company’s expenses related to its equity based compensation instruments for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007
Options	$-	$-	$-	$5
Restricted shares of common stock	82	7	276	235
RSUs	223	-	668	-
Total	$305	$7	$944	$240

(b)      Employment Agreements
The Company has employment agreements with five of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

(c)      Deferred Compensation Plans
The Company administers the “MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan” and the “MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan” (collectively, the “Deferred Plans”).  Pursuant to the Deferred Plans, participants may elect to defer a certain percentage of their compensation.  The Deferred Plans are intended to provide participants with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders.

Amounts deferred are considered to be converted into “stock units” of the Company.  Stock units do not represent stock of the Company, but rather represent a liability of the Company that changes in value as would equivalent shares of the Company’s common stock.  Deferred compensation liabilities are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.  Effective January 1, 2007, the Board suspended indefinitely the non-employee directors’ ability to defer additional compensation under the MFA Mortgage Investments, Inc. 2003 Non-employee Directors’ Deferred Compensation Plan.

The Company’s liability under the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  For the nine months ended September 30, 2008, the Deferred Plans reduced total operating and other expenses by $442,000 reflecting the decrease in the market price of the Company’s common stock at September 30, 2008 from December 31, 2007.  During the quarter ended September 30, 2008, the Company distributed $241,000 from the Deferred Plans.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2008 and December 31, 2007 and the Company’s associated liability under such plans based on the market value of the Company’s liability for its obligations under Deferred Plans at such dates.

	September 30, 2008		December 31, 2007
(In Thousands)	Undistributed Income Deferred	Liability Under Deferred Plans	Undistributed Income Deferred	Liability Under Deferred Plans
Directors’ deferred	$484	$505	$551	$745
Officers’ deferred	153	146	282	348
	$637	$651	$833	$1,093

MFA MORTGAGE INVESTMENTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)      Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2008 and 2007, the Company recognized expenses for matching contributions of $28,500 and $25,000, respectively, and $85,500 and $75,000 for the nine months ended September 30, 2008 and 2007, respectively.

14.  Other Events

In May 2008, in response to equity market conditions, the Company postponed the initial public offering of MFResidential Investments, Inc. (“MFR”), a wholly-owned subsidiary.  As a result, during the quarter ended June 30, 2008, the Company expensed $998,000 of costs incurred in connection with MFR.

15.  Subsequent Event

Common Stock Dividend Declared
On October 1, 2008, the Company declared a dividend of $0.22 per share on its common stock for the third quarter of 2008.  Total dividends and DERs of $45.6 million were paid on October 31, 2008 to stockholders of record on October 14, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, references to “we,” “us,” or “our” refer to MFA Mortgage Investments, Inc. and its subsidiaries unless specifically stated otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  MBS refers to the mortgage-backed securities in our portfolio; Agency MBS refers to our MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae, or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; and ARM-MBS refers to MBS that are secured by ARMs.

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

General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are primarily secured by pools of mortgages on single family residences.  Our ARM-MBS portfolio consists primarily of Agency MBS and AAA rated MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

We have elected to be taxed as a REIT for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual taxable ordinary net income to our stockholders, subject to certain adjustments.

At September 30, 2008, we had total assets of approximately $10.779 billion, of which $10.261 billion, or 95.2%, represented our MBS portfolio.  At September 30, 2008, $10.024 billion, or 97.7%, of our MBS portfolio was comprised of Agency MBS, $210.9 million, or 2.1%, was comprised of AAA rated MBS and $26.0 million, or 0.2%, was comprised of non-Agency MBS rated below AAA.  At September 30, 2008, we also had an indirect investment of $11.4 million in a 191-unit multi-family apartment property.  In addition, through a wholly-owned subsidiary, we provide investment advisory services to a third-party institution with respect to its MBS portfolio investments that totaled $179.4 million at September 30, 2008.

At September 30, 2008, our MBS portfolio was comprised entirely of ARM-MBS.  The ARMs collateralizing our MBS include hybrids, with fixed-rate periods generally ranging from three to ten years and, to a lesser extent, adjustable-rate mortgages.  We expect that over time ARM-MBS will prepay faster than fixed-rate MBS, as we believe that homeowners with hybrids and adjustable-rate mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.  In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches.  At September 30, 2008, approximately $9.457 billion, or 92.2%, of the Company’s MBS portfolio was in its contractual fixed-rate period and approximately $803.7 million, or 7.8%, was in its contractual adjustable-rate period.  Our MBS in their contractual adjustable-rate period include MBS collateralized by hybrids for which the contractual fixed-rate period has elapsed and the current interest rate on such MBS is generally adjusted on an annual basis.

Our repurchase agreements and Swaps are generally priced off of Libor.  Once in the adjustable-rate period, our ARM-MBS reprice based primarily on Libor and, to a lesser extent, based on CMT or other indices.  The following table presents the repricing components of our ARM-MBS at September 30, 2008.

MBS Repricing Index	Percent of MBS Portfolio
Six-Month Libor	6.6%
12-Month Libor	75.9
Total Libor	82.5
CMT	13.4
Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA)	3.7
11th District Cost of Funds Index (or COFI)	.4
Total	100.0%

The following table presents the average of certain of these interest rates during the quarterly periods indicated.

For the Quarter Ended	30-Day Libor	6-Month Libor	12-Month Libor	1-Year CMT
September 30, 2008	2.62%	3.19%	3.30%	2.13%
June 30, 2008	2.59	2.93	3.09	2.07
March 31, 2008	3.31	3.18	2.94	2.11

As of September 30, 2008, applying a 15% constant prepayment rate (or CPR), approximately 22.9% of our MBS assets were expected to reset or prepay during the next 12 months and a total of 79.0% of our MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 37 months.  Our repurchase agreements extended on average approximately 16 months, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately 21 months at September 30, 2008.  (See Interest Rate Risk, included under Item 3.)

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the terms and availability of financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our repurchase agreements to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our repurchase agreements to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’

equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

It is our business strategy to hold our investment securities, primarily comprised of MBS, as long-term investments.  We assess our ability and intent to continue to hold each of our investment securities and the nature of unrealized losses on at least a quarterly basis.  As part of this process, we review such assets for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our investment securities that are in an unrealized loss position, or deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges.

During the first quarter of 2008, we modified our leverage strategy and reduced risk, in light of the significant disruptions in the credit markets by decreasing our target debt-to-equity multiple range to 7x to 9x from our historical range of 8x to 9x.  To execute this strategy change, in March 2008, we sold $1.851 billion of MBS, consisting of $1.800 billion of Agency MBS and $50.6 million of AAA rated MBS realizing aggregate losses of $24.5 million.  In conjunction with these asset sales, we repaid associated repurchase agreements and terminated $1.637 billion of related Swaps realizing losses of $91.5 million.  Since the first quarter of 2008, we have not sold any additional assets and continued to maintain a leverage multiple ranging from 7x to 9x.  At September 30, 2008, our debt-to-equity multiple was 7.2x.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of our investments in MBS, which have longer-term contractual maturities than do our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices, typically following an initial fixed-rate period, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In order to reduce this interest rate risk exposure, we enter into derivative financial instruments, which were comprised entirely of Swaps during the nine months ended September 30, 2008.  Our Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and anticipated Libor-based repurchase agreements.  Our Swaps are expected to result in interest savings in a rising Libor interest rate environment and, conversely, in a declining Libor interest rate environment, result in us paying the stated fixed rate on each of our Swaps, which could be higher than the market rate.  At September 30, 2008, we had Swaps with an aggregate notional balance of $4.206 billion, which included $300.0 million of forward-starting Swaps.  At September 30, 2008, our Swaps had a weighted average fixed pay rate of 4.20%, a weighted average maturity of 31 months and extended a maximum of seven years.

We expect to continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets, and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Market Conditions

Unprecedented disruptions in the financial markets have escalated in the second half of 2008.  Investment and commercial bank liquidity and capital have remained highly stressed.  In September 2008, Lehman experienced a major liquidity crisis and filed for bankruptcy.  This contributed to liquidity issues for many financial institutions.  Merrill Lynch & Co., Inc. agreed to be acquired by Bank of America Corporation; the U.S. government intervened to prevent of the failure of American International Group, Inc.; Washington Mutual, Inc. is being folded into JP Morgan Chase & Co.; and Wachovia Corporation is being acquired by Wells Fargo & Company.  Leading investment banks are becoming chartered as commercial banks and are raising preferred equity from private sources.  In response, among other things, on October 14, 2008, the U.S. Treasury announced its plan to purchase $250 billion of senior preferred shares from qualifying U.S. institutions.  Nine major institutions have already committed to the program for an amount totaling $125 billion.

During this continued period of market dislocation, various government actions have been attempted to address credit and liquidity issues.  The one government action, which we believe will eventually have the largest positive impact on us and our assets, occurred on September 7, 2008, when Fannie Mae and Freddie Mac were placed under conservatorship by the FHFA.  At this time the U.S. Treasury agreed to purchase senior preferred stock in

Fannie Mae or Freddie Mac, if needed, to a maximum of $100 billion per company to maintain positive net worth.  In return, Treasury received warrants to purchase 79.9% of each company.  As a result, we believe there is now significantly stronger backing for these guarantors of MFA’s Agency MBS holdings.

We remain focused on high-quality Agency MBS and our portfolio spread has now trended up for seven consecutive quarters.  This upward trend in spreads is due primarily to declines in borrowing costs as both the Fed Funds rate and Libor have generally trended down over this period.  Libor, however, spiked upward beginning mid-September 2008 due to well publicized asset and liquidity issues affecting interbank lending transactions.  We currently anticipate that this sharp increase in Libor will increase our borrowing costs in the fourth quarter of 2008, resulting in some reduction in spread.  We presently expect our borrowing costs to decrease in 2009, as coordinated global actions have greatly restored the capital base and reduced funding risks for many of the world’s largest financial institutions.

We continue to maintain relatively low leverage multiples, with our debt-to-equity multiple at 7.2x at September 30, 2008.  The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	Leverage Multiple
September 30, 2008	7.2	x
June 30, 2008	6.7
March 31, 2008	7.0
December 31, 2007	8.1
September 30, 2007	8.3

Results of Operations

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

For the third quarter of 2008, we had net income of $48.0 million, or $0.24 per common share, compared to a net loss of $12.5 million, or $(0.15) per share, for the third quarter of 2007.

Interest income on our investment securities portfolio for the third quarter of 2008 increased by $43.8 million, or 45.9%, to $139.4 million compared to $95.6 million earned during the third quarter of 2007.  This increase primarily reflects the growth in our MBS portfolio.  Excluding changes in market values, our average investment in MBS increased by $3.678 billion, or 53.7%, to $10.531 billion for third quarter of 2008 from $6.853 billion for the third quarter of 2007.  The net yield on our MBS portfolio decreased to 5.30% for the third quarter of 2008 from 5.58% for the third quarter of 2007, reflecting a decline in the average stated coupon rate on our MBS due primarily to the acquisition of lower coupon MBS in a lower interest rate environment.  We experienced a 21 basis point reduction in the cost of net premium amortization to 17 basis points for the third quarter of 2008 from 38 basis points for the third quarter of 2007, reflecting a decrease in the average CPR experienced on our portfolio.  Our CPR for the quarter ended September 30, 2008 was 10.3% compared to 18.1% for the quarter ended September 30, 2007.  The average purchase premium on our MBS portfolio was 1.3% for each of the quarters ended September 30, 2008 and September 30, 2007.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
September 30, 2008	5.58%	(0.17)%	(0.11)%	5.30%
June 30, 2008	5.77	(0.26)	(0.15)	5.36
March 31, 2008	6.01	(0.24)	(0.15)	5.62
December 31, 2007	6.12	(0.25)	(0.14)	5.73
September 30, 2007	6.12	(0.38)	(0.16)	5.58

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers and the economy in general.  The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis:

Quarter Ended	CPR
September 30, 2008	10.3%
June 30, 2008	15.8
March 31, 2008	14.3
December 31, 2007	13.4
September 30, 2007	18.1

Interest income from our cash investments increased to $1.5 million for the third quarter of 2008 from $1.1 million for the third quarter of 2007.  Our average cash investments, comprised of investments in high quality money market funds, increased to $281.4 million and yielded 2.16% for the third quarter of 2008 compared to average cash investments of $90.0 million for the third quarter of 2007 that yielded 4.96%.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  Our increase in cash investments reflects our preference for larger cash balances in a period of financial uncertainty.  The yield on our cash investments is based on the yields available on high quality money market investments available in the market.

The following table presents certain benchmark interest rates at the dates indicated:

Quarter Ended	30-Day Libor	6-Month Libor	12-Month Libor	Target Federal Funds (1)	1-Year CMT	2-Year Treasury	10-Year Treasury
September 30, 2008	3.93%	3.98%	3.96%	2.00%	1.78%	1.99%	3.83%
June 30, 2008	2.46	3.11	3.31	2.00	2.36	2.62	3.98
March 31, 2008	2.70	2.61	2.49	2.25	1.55	1.63	3.43
December 31, 2007	4.60	4.60	4.22	4.25	3.34	3.05	4.03
September 30, 2007	5.12	5.13	4.90	4.75	4.05	3.96	4.58

(1) The target federal funds rate was reduced to 1.50% on October 8, 2008 and again reduced to 1.0% on October 29, 2008.

Our interest expense for the third quarter of 2008 increased to $85.0 million from $81.8 million for the third quarter of 2007, reflecting a significant increase in the amount of our borrowings, partially offset by a significant decrease in the rate paid on our borrowings.  Our average repurchase agreements outstanding for the third quarter of 2008 increased by $3.148 billion, or 50.6% to $9.374 billion from $6.226 billion for the third quarter of 2007.  The increase in our borrowings reflects our leveraging of new equity capital raised from September 2007 through September 2008.  We experienced a 161 basis point decrease in our effective cost of borrowing to 3.60% for the three months ended September 30, 2008 from 5.21% for the three months ended September 30, 2007.  Our Hedging Instruments accounted for $15.9 million, or 67 basis points, of our interest expense during the third quarter of 2008, while such instruments reduced our interest expense by $2.5 million, or 16 basis points, for the third quarter of 2007.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

At September 30, 2008, we had repurchase agreements of $9.379 billion partially hedged with active Swaps with an aggregate notional amount of $3.906 billion.  Including the impact of Swaps, our repurchase agreements had a weighted average rate of 3.82% and a weighted average maturity of 16 months at September 30, 2008.

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap.  As a result, the interest rates on our hedged repurchase agreements do not change in connection with the changes in market interest rates, but rather remain at the fixed rate stated in the Swap agreements over the term of such instruments.  During the three months ended September 30, 2008, we entered into three Swaps with an aggregate notional amount of $310.0 million, including two forward-starting swaps totaling $300.0 million, which had a weighted average fixed pay rate of 4.37%.  During the three months ended September 30, 2008, we had Swaps of $235.6 million amortize, which had a weighted average interest fixed pay rate of 4.03%.  The remainder of our repurchase agreements, which were not hedged, had a weighted average fixed rate of 3.62% at September 30, 2008.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the quarter ended September 30, 2008, our net interest income increased to $55.9 million from $14.9 million for the quarter ended September 30, 2007.  This increase reflects the significant growth in our interest-earning assets and a 161 basis point decrease in our cost of funding, slightly offset by a decrease in the net yield on our MBS and a decrease in the yield earned on our cash investments.  As MBS yields relative to our cost of funding have widened, our third quarter 2008 net interest spread and margin improved to 1.61% and 2.09%, respectively, compared to a net interest spread and margin of 0.36% and 0.90%, respectively, for the third quarter of 2007.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest Earning Assets/Interest Bearing Liabilities		MBS Net Spread
Quarter Ended	Net Interest Spread	Net Interest Margin (1)	Net Yield on MBS	Cost of Funding MBS	Net MBS Spread
September 30, 2008	1.61%	2.09%	5.30%	3.60%	1.70%
June 30, 2008	1.38	1.89	5.36	3.85	1.51
March 31, 2008	0.90	1.47	5.62	4.64	0.98
December 31, 2007	0.65	1.22	5.73	5.05	0.68
September 30, 2007	0.36	0.90	5.58	5.21	0.37

(1) Net interest income divided by average interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on interest-earning assets, cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Interest Earning Cash and Restricted Cash	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
September 30, 2008	$10,530,924	$139,419	$281,376	$140,948	5.21%	$9,373,968	$85,033	3.60%	$55,915
June 30, 2008	8,844,406	118,542	375,326	120,693	5.23	8,001,835	76,661	3.85	44,032
March 31, 2008	8,902,340	125,065	347,970	128,096	5.54	8,100,961	93,472	4.64	34,624
December 31, 2007	7,681,065	109,999	196,344	112,284	5.70	6,975,521	88,881	5.05	23,403
September 30, 2007	6,852,994	95,590	90,006	96,716	5.57	6,225,695	81,816	5.21	14,900

(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

For the quarter ended September 30, 2008, we had net other operating losses of $694,000 compared to net other operating losses of $22.1 million for the quarter ended September 30, 2007.  For the quarter ended September 30, 2008, our other operating losses were primarily comprised of a loss of $986,000 realized in connection with the termination of two Swaps with Lehman (See Note 5(a) to the accompanying consolidated financial statements, included under Item 1.), an other-than-temporary impairment of $183,000 in connection with one of our BB rated MBS that we continue to hold in our portfolio and revenue from operations of real estate of $407,000.  Our real estate operations are not expected to be material to our future results of operations.  For the third quarter of 2007, our other operating losses of $22.1 million was almost entirely comprised of losses of $22.0 million realized on the sale of $650.4 million of Agency and AAA rated MBS which were primarily sold in response to significant adverse changes in overall financial market conditions during the third quarter of 2007.

For the third quarter of 2008, we had operating and other expenses of $5.2 million, including real estate operating expenses and mortgage interest totaling $439,000 attributable to our one remaining real estate investment.  For the third quarter of 2008, our compensation and benefits and other general and administrative expense was $4.7 million, compared to $3.1 million, for the third quarter of 2007.  The $1.4 million increase in our compensation and benefits expense primarily reflects an increase to our bonus accrual and higher salary expense reflecting additional hires and salary increases.  At September 30, 2008, we had 22 full time employees, compared to 17 at September 30,

2007.  Other general and administrative expenses were $1.5 million for the third quarter of 2008 compared to $1.2 million for the third quarter of 2007.  These expenses are primarily comprised of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, Board fees and miscellaneous other operating costs.  Our compensation and benefits and other general and administrative expense as a percentage of average assets was 0.18% for each of the quarters ended September 30, 2008 and September 30, 2007.

Nine-Month Period Ended September 30, 2008 Compared to the Nine-Month Period Ended September 30, 2007

For the nine months ended September 30, 2008, we had a net loss of $7.0 million, or $(0.04) per common share, compared to net income of $3.5 million, or $0.04 per common share for the nine months ended September 30, 2007.

Interest income on our investment securities portfolio for the nine months ended September 30, 2008 increased by $112.7 million, or 41.7% to $383.0 million compared to $270.3 million during the first nine months of 2007.  This increase reflects the growth in our MBS portfolio.  Excluding changes in market values, our average investment in MBS increased by $2.811 billion, or 42.5%, to $9.430 billion for the first nine months of 2008 from $6.619 billion for the first nine months of 2007.  The net yield on our MBS portfolio was essentially flat, decreasing by 2 basis points, to 5.42% for the first nine months of 2008 compared to 5.44% for the first nine months of 2007.  This slight decrease in the net yield on our MBS portfolio primarily reflects a 34 basis point decrease in the gross yield on our MBS portfolio partially offset by a 25 basis point reduction in the cost of net premium amortization.  The decrease in the gross yield on the MBS portfolio to 5.77% for the nine months ended September 30, 2008 from 6.11% for the first nine months of 2007, reflects the general decline in market interest rates preceding the third quarter of 2008.  The decrease in the cost of our premium amortization to 22 basis points for the first nine months of 2008 from 47 basis points for the nine months of 2007 reflects a decrease in the average CPR experienced on our portfolio as well as a decrease in the average premium on our MBS portfolio.  Our CPR for the nine months ended September 30, 2008 was 13.2% compared to 21.4% for the first nine months of 2007, while the average purchase premium on our MBS portfolio was 1.3% for the nine months ended September 30, 2008 compared to 1.4% for the nine months ended September 30, 2007.  At September 30, 2008, our purchase premium was 1.3% of current face value of our MBS portfolio.

Interest income from our cash investments increased to $6.7 million for the first nine months of 2008 from $2.2 million for the first nine months of 2007.  This primarily reflects the increase in our average cash investments to $334.7 million for the first nine months of 2008 compared to $58.7 million for the first nine months of 2007.  Our cash investments, which are comprised of high quality money market investments, yielded 2.68% for the first nine months of 2008, compared to 5.03% for first nine months of 2007.  In response to adverse market conditions that emerged in March 2008, we modified our leverage strategy, reducing our target leverage ratio.  As a result, our cash investments increased.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our interest expense for the first nine months of 2008 increased to $255.2 million from $232.4 million for the first nine months of 2007, reflecting an increase in our borrowings, partially offset by the decrease in the overall interest rate we paid on such borrowings.  We experienced a 119 basis point decrease in the cost of our borrowings to 4.01% for the first nine months of 2008, from 5.20% for the first nine months of 2007.  The average amount outstanding under our repurchase agreements for the first nine months of 2008 increased by $2.518 billion, or 42.1%, to $8.495 billion from $5.977 billion for the first nine months of 2007.  The increase in our borrowing under repurchase agreements reflects our leveraging of equity capital we raised from September 2007 through September 30, 2008.  Payments made/received on our Swaps, which comprise our Hedging Instruments, are reflected in our borrowing costs.  Our Swaps increased the cost of our borrowings by $39.8 million, or 63 basis points, during the first nine months of 2008 and decreased the cost of our borrowings by $6.3 million, or 14 basis points, during the first nine months of 2007.  (See Notes 2(m) and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the nine months ended September 30, 2008, our net interest income increased to $134.6 million from $40.1 million for the first nine months of 2007.  This increase reflects the growth in our interest-earning assets and an improvement in our net interest spread, as MBS yields relative to our cost of funding widened.  Our net interest spread and margin were 1.31% and 1.83%, respectively, for the nine months ended September 30, 2008, compared to 0.24% and 0.79%, respectively, for the first nine months of 2007.

For the first nine months of 2008, we had net other operating losses of $120.6 million compared to net other operating losses of $21.0 million for the first nine months of 2007.  In March 2008, we modified our leverage strategy to reduce risk in light of the significant disruptions in the credit markets, by decreasing our target debt-to-equity multiple range to 7x to 9x, from an historical range of 8x to 9x.  To effect this change, during the first quarter of 2008, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  During the quarter ended September 30, 2008, we recognized losses of $986,000 in connection with two Swaps terminated in response to the Lehman bankruptcy in September 2008.  At September 30, 2008, we were not a party to any other contracts with Lehman.  Lastly, during the nine months ended September 30, 2008, we recognized other-than-temporary impairment charges of $5.1 million, comprised of a $4.9 million impairment charge against our unrated investment securities through June 2008 and an $183,000 impairment charge against a BB rated MBS in September 2008.  During the first nine months of 2007, we realized losses of $22.1 million on the sale of MBS, of which $22.0 million were incurred during the third quarter of 2007 primarily as a result of sales of Agency and AAA rated MBS.

During the first nine months of 2008, we had operating and other expenses of $14.8 million, including real estate operating expenses and mortgage interest totaling $1.3 million attributable to our one remaining real estate investment.  In May 2008, as a result of equity market conditions, we postponed the initial public offering of MFR and expensed $998,000 of costs incurred in connection with such business initiative.  For the first nine months of 2008, our compensation and benefits and other general and administrative expense were $12.5 million, compared to $8.5 million for the first nine months of 2007.  Our compensation and benefits and other general and administrative expense as a percentage of average assets was 0.17% for each of the nine months ended September 30, 2008 and September 30, 2007.  The $3.8 million increase in our compensation and benefits expense for the first nine months of 2008 compared to the first nine months of 2007, primarily reflects an increase to our bonus accrual and higher salary expense reflecting additional hires and salary increases.  Other general and administrative expenses, which were $3.9 million for the first nine months of 2008 compared to $3.7 million for the first nine months of 2007, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, Board fees and miscellaneous other operating costs.

Critical Accounting Policies

On January 1, 2008, we adopted FAS 157, which defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.

FAS 157 clarifies that the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, FAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

On September 30, 2008, in response to the significant illiquidity in the credit markets, the FASB and SEC issued interpretive clarifications to FAS 157, with a final FSP issued by the FASB on October 10, 2008.  Our valuation methodology has not changed as a result of these clarifications.  We continue to use prices received from an independent pricing service to determine the fair value of our financial instruments.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Our investment securities, which are primarily comprised of Agency MBS and our Swaps, are valued by a third-party pricing service primarily based upon readily observable market parameters and are classified as Level 2 financial instruments.

The evaluation methodology of our third-party pricing service incorporates commonly used market pricing methods, including a spread measurement to various indices such as the CMT and Libor, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  In the case of non-Agency MBS, observable inputs also include delinquency data and credit enhancement levels.  In light of the volatility and market illiquidity our pricing service expanded its evaluation methodology in August 2008 with respect to non-Agency hybrid MBS.  This enhanced methodology assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service developed a methodology based on matrices and rule based logic matching trader intelligence.  The pricing service collects current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.

Our Swaps are valued using a third party pricing service.  We review the valuations provided by our pricing service for reasonableness using internally developed models that apply readily observable market inputs.  We consider our credit worthiness and that of our counterparties and collateral provisions contained in our Swap agreements in determining our Swap valuations.  No credit related adjustment was made in determining the value of our Swaps, given that at September 30, 2008, we determined that both us and our Swap counterparties were considered to be of high credit quality, and five of our six Swap agreements bilaterally provide for collateral.

Changes to the valuation methodology on our financial instruments are reviewed by management to ensure that such changes are appropriate.  The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  We review the appropriateness of our classification of assets/liabilities within the fair value hierarchy on a quarterly basis, which could cause such assets/liabilities to be reclassified among the three hierarchy levels.

Unresolved Staff Comments

On August 12, 2008, we received a comment letter from the Staff of the SEC’s Division of Corporate Finance with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our Proxy Statement for our 2008 annual stockholders meeting and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  In the August 12, 2008 comment letter, the Staff noted that approximately $14 million and $30 million of our gross unrealized loss position on our MBS as of December 31, 2007 and June 30, 2008, respectively, have been held in an unrealized loss position in excess of one year.  The Staff also noted that we had determined that there is no other-than-temporary impairment related to these MBS due to our ability and intent to hold these securities until their recovery or maturity.   The Staff asked us to explain how we reached this determination.  We responded to this letter on August 19, 2008 and received follow-up comments in a letter dated September 24, 2008.   We responded to this follow-up comment letter on October 7, 2008 and received a second follow-up comment letter from the Staff on October 23, 2008.  In this last comment letter, the Staff requested additional information asking us to (1) compare the characteristics of the MBS we sold and the MBS we retained during the third quarter of 2007 and the first quarter of 2008, (2) estimate the time horizon for us to recover the value of our available-for-sale MBS held in a continuous unrealized loss position for 12 months or longer, and (3) provide further details relating to our outstanding reverse repurchase borrowings and other funds available to us for the purpose of funding near-term liquidity during these periods.  The

Staff also asked us to provide similar information relating to our MBS as of September 30, 2008.  We replied to this last comment letter on October 31, 2008 in which we provided all of the requested additional information, further supporting both our ability and intent to hold these MBS until their recovery or maturity.

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

We employ a diverse capital raising strategy under which we may issue capital stock.  During the nine months ended September 30, 2008, we raised $616.4 million of capital through the issuances of our common stock.  On June 3, 2008, we completed a public offering of 46,000,000 shares of our common stock, raising net cash proceeds of $304.3 million.  On January 23, 2008, we completed a public offering of 28,750,000 shares of our common stock, raising net cash proceeds of $253.0 million.  We used the net proceeds from these offerings to acquire additional Agency MBS, on a leveraged basis, and for working capital purposes.  In addition, during the nine months ended September 30, 2008, we issued approximately 309,308 shares of common stock pursuant to our DRSPP, raising net proceeds of approximately $2,034,000 and issued 8,559,000 shares of common stock pursuant to our CEO Program, raising net proceeds of $57,122,780.  At September 30, 2008, we had the ability to issue an unlimited amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3.  We had 8.2 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

During the nine months ended September 30, 2008, we purchased $5.189 billion of investment securities, comprised of Agency MBS, using proceeds from repurchase agreements and cash.  During the nine months ended September 30, 2008, we received cash of $1.119 billion from prepayments and scheduled amortization on our investment securities.

While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In response to market conditions, as previously disclosed, in March 2008, we sold MBS, generating net proceeds of $1.851 billion, which were primarily used to reduce our borrowings under our repurchase agreements, thereby lowering our leverage multiple.  At September 30, 2008, our debt-to-equity multiple was 7.2x, compared to 6.7x at June 30, 2008, and 8.1x at December 31, 2007.

Borrowings under repurchase agreements were $9.379 billion at September 30, 2008, compared to $9.310 billion at June 30, 2008 and $7.526 billion at December 31, 2007.  As a result of recent market events, certain repurchase agreement lenders have been, or are being, acquired.  We had no outstanding borrowings at September 30, 2008 with Lehman, who filed for bankruptcy in September 2008, or any of its subsidiaries, nor was Lehman significant to our borrowing capacity.  In addition, lenders acting to decrease their own leverage ratios have decreased the amount of repurchase funding available, which has impacted us.  In the normal course of our business, we seek to obtain new repurchase agreement counterparties.  At September 30, 2008, we had amounts outstanding under repurchase agreements with 16 counterparties and continued to have available capacity under our repurchase agreements.

During the first nine months of 2008, we paid cash distributions of $85.2 million on our common stock and DERs and $6.1 million on our preferred stock.  On October 1, 2008, we declared our third quarter 2008 dividend on our common stock of $0.22 per share, or a total of $45.6 million payable on common stock and DERs, which was paid on October 31, 2008 to stockholders of record on October 14, 2008.

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., initiate a margin call).  Margin calls result from a decline in the value of the MBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such MBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting our MBS and other market factors.  To cover a margin call, we may pledge additional securities or cash.  At the time one of our repurchase agreement matures, cash on deposit as collateral (i.e., restricted cash), if any, is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed.  We are also required to pledge MBS or cash as collateral against our Swaps, which collateral varies by counterparty and over time based on the market value, notional amount, and remaining term of the Swap.

At September 30, 2008, we had a total of $10.098 billion of MBS pledged against our repurchase agreements and Swaps.  In a declining interest rate environment, the value of our Swaps generally decreases, resulting in margin calls.  Cash collateral on Swaps and/or repurchase agreements is held in interest-bearing deposit accounts with lenders/counterparties, and is reported on our balance sheet as restricted cash.  Collateral pledged against Swaps is returned to us when margin requirements are exceeded or when a Swap is terminated or expires.  We had no restricted cash at September 30, 2008.

As a result of reduced market liquidity over the past several months, spreads for many types of fixed income products, including our MBS, widened, thereby increasing margin calls.  Through September 30, 2008, we had satisfied all of our margin calls and had not sold assets in response to any margin call.  At September 30, 2008, we had $601.4 million available to meet margin calls, comprised of unpledged MBS with a fair value of $162.9 million and cash of $438.5 million.  At June 30, 2008, we had $695.7 million available to meet margin calls.  We believe the change in our leverage strategy, implemented in March 2008, has positioned us well in light of the current tight credit environment and market illiquidity in general.  We have not sold any of our assets since implementing our reduced leverage strategy in March 2008.  We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result, or should the market intervention by the U.S. Government fail to prevent further significant deterioration in the credit markets, our liquidity position could be adversely affected.

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2007 and this quarterly report on Form 10-Q for the quarter ended September 30, 2008.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages

(i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions.  Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act.  As of September 30, 2008, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

The following table presents information at September 30, 2008 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR, 20% CPR and 25% CPR.

CPR	Estimated Months toAsset Reset or Expected Prepayment	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0% (2)	58	16	42
15%	37	16	21
20%	32	16	16
25%	28	16	12

(1) Reflects the effect of our Swaps.
(2) Reflects contractual maturities, which does not consider any prepayments.

At September 30, 2008, our financing obligations under repurchase agreements had remaining contractual terms of five years or less.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  However, our Swaps in effect lock in a fixed rate of interest over the term of each of our Swaps on a corresponding portion of our repurchase agreements.  At September 30, 2008, we had repurchase agreements of $9.379 billion, of which $3.906 billion were hedged with active Swaps.  At September 30, 2008, our Swaps had a weighted average fixed-pay rate of 4.20% and extended 31 months on average with a maximum term of approximately seven years.

We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically Libor based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  Our Swaps increased our borrowing costs by $15.9 million, or 67 basis points and $39.8 million, or 63 basis points, for the three and nine months ended September 30, 2008, respectively.

The interest rates for most of our adjustable-rate assets primarily reprice based on Libor, and, to a lesser extent, based on CMT, or MTA, while our debt obligations, in the form of repurchase agreements, are generally priced off of Libor.  While Libor, CMT and MTA generally move together, at times during the quarter ended September 30, 2008, Libor moved inversely to the CMT, which was not significant to us.  At September 30, 2008, when in the adjustable period, 82.5% of our ARM-MBS were Libor based (of which 75.9% were based on 12-month Libor and 6.6% were based on six-month Libor), 13.4% were based on CMT, 3.7% were based on MTA and 0.4% were based on COFI.

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

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period.  A positive gap, where repricing of interest-rate sensitive assets exceeds the repricing of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results.  As presented in the following table, at September 30, 2008, we had a negative gap of $2.662 billion in our less than three month category.  The following gap analysis is prepared assuming a 15% CPR; however, actual future prepayment speeds could vary significantly.  The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indices applicable to our assets and liabilities.  The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.  The notional amount of our Swaps is presented in the following table, as they fix the cost and repricing characteristics of a portion of our repurchase agreements.  While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts, presented in the table below, are not.

	At September 30, 2008
(In Thousands)	Less than Three Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
Interest-Earning Assets:
Investment securities	$914,154	$1,443,132	$1,605,286	$2,253,891	$4,044,185	$10,260,648
Cash and restricted cash	438,530	-	-	-	-	438,530
Total interest-earning assets	$1,352,684	$1,443,132	$1,605,286	$2,253,891	$4,044,185	$10,699,178

Interest-Bearing Liabilities:
Repurchase agreements	$7,921,040	$930,400	$242,634	$156,400	$129,000	$9,379,474
Mortgage payable on real estate	-	-	-	-	9,347	9,347
Total interest-bearing liabilities	$7,921,040	$930,400	$242,634	$156,400	$138,347	$9,388,821

Gap before Hedging Instruments	$(6,568,356)	$512,732	$1,362,652	$2,097,491	$3,905,838	$1,310,357
Swaps, notional amount (1)	$3,906,495	$-	$-	$-	$-	$3,906,495

Cumulative Difference Between Interest-Earnings Assets and Interest-Bearing Liabilities after Hedging Instruments	$(2,661,861)	$(2,149,129)	$(786,477)	$1,311,014	$5,216,852

(1) Does not include $300.0 million of forward-starting Swaps.

Market Value Risk

All of our investment securities are designated as “available-for-sale” and, as such, are reflected at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity.  (See Note 10 to the accompanying consolidated financial statements, included under Item 1.)  The fair value of our MBS fluctuates primarily due to changes in interest rates and other factors.  At September 30, 2008, our investments were primarily comprised of Agency MBS or the most senior tranche non-Agency MBS.  While changes in the fair value of our MBS are generally not believed to be credit-related, the illiquidity in the markets has had a significant negative impact on the market value of our non-Agency MBS in particular.  We expect to continue to hold our non-Agency MBS, which comprised only $330.3 million of the $10.447 billion of the amortized cost of our portfolio, until market recovery or maturity.  At September 30, 2008, our investment securities that were rated below AAA had a fair value of $26.0 million and an amortized cost of $43.7 million.

The following table presents additional information about the underlying loan characteristics of our non-Agency MBS with an amortized cost in excess of $1.0 million, detailed by year of MBS securitization, held at September 30, 2008.

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)(2)			Securities with Average Loan FICO Below 715 (1)(2)
Year of Securitization	2007	2006	2005 and Prior	2005 and Prior	Total
Number of Securities	2	1	5	6	14
MBS Current Face	$154,443	$39,345	$59,845	$71,895	$325,528
MBS Amortized Cost	$153,981	$39,148	$60,327	$73,417	$326,873
MBS Fair Value	$104,355	$25,038	$47,294	$58,164	$234,851
Weighted Average Price	67.6%	63.6%	79.0%	80.9%	72.1%
Weighted Average Coupon (3)	5.97%	5.58%	4.87%	5.45%	5.61%
Weighted Average Loan Age (Months) (3) (4)	17	33	50	58	34
Weighted Average Loan to Value at Origination (3) (5)	73%	65%	70%	79%	72%
Weighted Average FICO at Origination (3) (5)	742	742	733	692	729
3 Month CPR (4)	7.3%	18.2%	17.4%	10.4%	11.2%
60+ days delinquent (5)	4.2%	4.4%	6.4%	16.9%	7.4%
Credit Enhancement (5) (6)	6.5%	4.9%	10.3%	34.1%	13.1%

(1) FICO, named after Fair Isaac Corp., is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.

(2) Of the 14 non-agency MBS shown in this table, ten were rated by Moody’s, all of which was assigned a Aaa rating; six were rated by Fitch, all of which was assigned a AAA rating; and 13 were rated by S&P, 11 of which were assigned a AAA rating.  One of the MBS securitized in 2007 with an amortized cost of $41.9 million and a fair value of $25.1 million as of September 30, 2008 was downgraded by S&P from AAA to BB on August 12, 2008.  This MBS was rated AAA by Fitch as of September 30, 2008.  The MBS securitized in 2006 with an amortized cost of $39.1 million and a fair value of $25.0 million as of September 30, 2008 was downgraded by S&P from AAA to BBB on October 28, 2008.  This MBS was rated AAA by Fitch as of October 28, 2008.

(3) Weighted average is based on MBS current face at September 30, 2008.
(4) Information provided is based on loans from individual group owned by us.
(5) Information provided is based on loans from all groups that provide credit support for our MBS.
(6) Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security. All of the above non-Agency MBS are the most senior tranches in their respective deal structures and therefore carry less credit risk than the junior securities that provide their credit enhancement.

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls were not met, our lender could liquidate the securities collateralizing our repurchase agreements with such lender, resulting in a loss to us.  In such a scenario, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet.”  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold.  Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.  Further, if we were unable to meet margin calls, lenders could sell the securities collateralizing such repurchase agreements, which sales could result in a loss to us.  To date, we have met all of our margin calls.

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

We typically pledge high-quality MBS to secure our repurchase agreements and Swaps.  At September 30, 2008, we had cash and cash equivalents of $438.5 million and unpledged MBS of $162.9 million available to meet margin calls on our repurchase agreements and Swaps and for other corporate purposes.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At September 30, 2008, the net premium on our investment securities portfolio for financial accounting purposes was $129.6 million (1.3% of the principal balance of MBS); while the net premium for income tax purposes was estimated at $127.6 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio on September 30, 2008.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  All changes in income and value are measured as percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Basis Point Change in Interest Rates	Change in Net Interest Income	Change In Portfolio Value
+ 100	(25.60%)	(2.23%)
+ 50	(12.00%)	(0.98%)
- 50	10.77%	0.71%
- 100	20.16%	1.15%

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2008.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the above table.

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

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.69 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.08).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no materials pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

Readers should carefully consider, in connection with the other information disclosed in this quarterly report on Form 10-Q, the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007 (or the 2007 Form 10-K) and the risk factors set forth below.  These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this quarterly report and elsewhere.  The materialization of any risks and uncertainties identified in this quarterly report together with those previously disclosed in the 2007 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this quarterly report.

Risks Associated With Recent Adverse Developments in the Mortgage Finance and Credit Markets

Turbulent market conditions for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in the summer of 2007, significant adverse changes in financial market conditions have resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  As a result of these conditions, many traditional mortgage investors have suffered severe losses in their residential mortgage portfolios and several major market participants have failed or been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity has negatively affected both the terms and availability of financing for all mortgage-related assets and has resulted in these assets trading at significantly lower prices compared to recent periods.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investment securities.  If these conditions persist, institutions from which we seek financing for our investments may become insolvent or continue to tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets.

We invest in certain MBS or other investment securities that are not publicly traded in liquid markets.  Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively impact the liquidity of our assets.  In some cases, it may be difficult to obtain third-party pricing on certain of our investment securities.  Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value.  In addition, third-party pricing for illiquid investments may be more subjective than for more liquid investments.  The illiquidity of certain investment securities may make it difficult for us to sell such investments if the need or desire arises.  In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investment securities.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

There can be no assurance that the actions of the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted.  The EESA provides the U.S. Treasury Secretary with the authority to use up to $700 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that were originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Treasury Secretary, after consultation with the Chairman of the Federal Reserve, determines necessary to promote financial stability.  In addition, the U.S. Treasury Secretary has the authority to establish a program to guarantee, upon request of a financial institution, the timely payment of principal and interest on these financial assets.  On October 14, 2008, the U.S. Treasury Secretary announced a plan to use up to $250 billion of the $700 billion approved under the EESA to purchase senior preferred shares in financial institutions, including nine of the nation’s largest banks.  The President of the United States also granted authority for the U.S. Treasury Secretary to get access to an additional $100 billion of the $700 billion approved under the EESA to buy difficult-to-price assets from financial institutions, bringing the total commitment thus far under the EESA to $350 billion.  Another $350 billion remains available to the U.S. Treasury Secretary, although Congress can vote to deny release of the funds.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility.  To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation.  In addition, the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

We have experienced declines in the market value of our assets.

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets.  If such a determination were made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired.  Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.  In the past, we have experienced declines in the market value of our MBS and other assets which were determined to be other than temporary.  As a result, we recognized other-than-temporary impairments against such assets under GAAP, which were recognized through earnings, reflecting the write down of the cost basis of such assets to their fair market value at the point the determination was made.

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

10.2         Amended and Restated Employment Agreement of William S. Gorin, dated as of July 1, 2008 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated August 14, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.3         Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of July 1, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated August 14, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: October 31, 2008	MFA Mortgage Investments, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President Chief Accounting Officer and Treasurer
(Principal Accounting Officer)