Form 10-K
period 2008-12-31
MFA FINANCIAL, INC.
filed 2009-02-13
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13991

MFA FINANCIAL, INC.
(Previously known as MFA Mortgage Investments, Inc.)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ✓   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]                                                        Accelerated filer [  ]
Non-accelerated filer [  ]                                                           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No   ✓

On June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,285,562,672 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 10, 2009, the registrant had a total of 222,706,053 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2009 annual meeting of stockholders scheduled to be held on or about May 21, 2009 are incorporated by reference into Part III of this annual report on Form 10-K.

TABLE OF CONTENTS

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act), and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act).  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2008.  See Item 1A “Risk Factors” of this annual report on Form 10-K.

In this annual report on Form 10-K, references to “we,” “us,” or “our” refer to MFA Financial, Inc. (formerly known as MFA Mortgage Investments, Inc.) and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  MBS refers to mortgage-backed securities; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; Senior MBS refers to non-Agency MBS that represent the senior most tranches, which have the highest priority to cash flows from the related collateral pool, within the MBS structure; Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to Hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; and ARM-MBS refers to MBS that are secured by ARMs.

PART I

Item 1.  Business.

GENERAL

We are a real estate investment trust (or REIT) primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are secured by pools of residential mortgages.  Our ARM-MBS portfolio consists primarily of Agency MBS and Senior MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

At December 31, 2008, we had total assets of approximately $10.641 billion, of which $10.123 billion, or 95.1%, represented our MBS portfolio.  At December 31, 2008, $9.919 billion, or 98.0%, of our MBS portfolio was comprised of Agency MBS, $203.6 million, or 2.0%, was comprised of Senior MBS and $376,000, or less than one-tenth of one percent, was comprised of other non-Agency MBS.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be taxed as a REIT for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our stockholders.  Effective January 1, 2009, we changed our name from MFA Mortgage Investments, Inc. to MFA Financial, Inc.

INVESTMENT STRATEGY

We are primarily engaged in the business of investing in Agency ARM-MBS and other high quality ARM-MBS.  Our operating policies require that at least 50% of our investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one of a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (or Moody’s), Standard & Poor’s Corporation (or S&P) or Fitch, Inc. (or Rating Agencies).  Pursuant to our operating policies, the remainder of our assets may consist of direct or indirect investments in: (i) other types of MBS; (ii) residential mortgage loans; (iii) collateralized debt obligations and other related securities; (iv) real estate; (v) securities issued by REITs, limited partnerships and closed-end funds; (vi) high-yield corporate securities and other fixed income instruments (corporate or government); and (vii) other types of assets approved by our Board of Directors (or Board) or a committee thereof.

At December 31, 2008, our MBS portfolio was comprised entirely of ARM-MBS.  The ARMs collateralizing our MBS include Hybrids, with initial fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, adjustable-rate mortgages.  Interest rates on the mortgage loans collateralizing our MBS are based on specific index rates, such as London Interbank Offered Rate (or LIBOR), the one-year constant maturity treasury (or CMT) rate, the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) or the 11th District Cost of Funds Index (or COFI).  In addition, the ARMs collateralizing our MBS typically have interim and lifetime caps on interest rate adjustments.

Because the coupons earned on ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period) the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS.  In order to mitigate our interest rate risks, our strategy is to maintain a substantial majority of our portfolio in ARM-MBS.  At December 31, 2008, ARM-MBS comprised 95.1% of our total assets and 100% of our total MBS portfolio.  The ability of ARM-MBS to reset over time based on changes in certain benchmark interest rates helps to mitigate interest rate risk more effectively over a longer time period than over the short term; however, interest rate risk is not entirely eliminated.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio.  We typically utilize repurchase agreements to finance the acquisition of our MBS and, in certain cases, enter into interest rate swap agreements (or Swaps) to hedge the interest rate risk associated with a portion of our short-term repurchase agreements.  At December 31, 2008, we had $9.039 billion outstanding under repurchase agreements, of which $3.670 billion was hedged with active Swaps.  At December 31, 2008, our debt-to-equity ratio was 7.2 to 1.

Repurchase agreements are financing contracts (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  The amount borrowed under a repurchase agreement is limited to a specified percentage of the fair value of the pledged collateral.  The portion of the pledged collateral held by the lender is the margin requirement for that borrowing.  Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the sale price and repurchase price is the cost, or interest expense, of borrowing under a repurchase agreement.  Our cost of borrowings under repurchase agreements generally corresponds to LIBOR plus or minus a margin.  Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral or, with the consent of the lender, we may renew such agreement at the then prevailing market interest rate.  Under our repurchase agreements, a lender may require that we pledge additional assets to such lender, by initiating a margin call, if the fair value of our existing pledged collateral declines below a required margin amount during the term of the borrowing.  Our pledged collateral fluctuates in value primarily due to principal payments and changes in market value, which may be impacted by changes in market interest rates, prevailing market yields and other market conditions.  By maintaining low leverage levels relative to the margin requirements on our repurchase agreements, we are better able to respond to potential increases in margin requirements.  To date, we have satisfied all of our margin calls and have never sold assets to meet any margin calls.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times our stockholders’ equity.  At December 31, 2008, we had outstanding balances under repurchase agreements with 19 separate lenders with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the securities pledged by us as collateral, including accrued interest receivable on such securities) to any single lender of $139.7 million.  In addition, we also enter into Swaps with certain of our repurchase agreement counterparties and other institutions.  At December 31, 2008, our aggregate maximum net exposure to any single counterparty for repurchase agreements and Swaps was $221.7 million.

We enter into derivative financial instruments (or Hedging Instruments) to hedge against increases in interest rates on a portion of our anticipated LIBOR-based repurchase agreements.  At December 31, 2008, our Hedging Instruments consisted solely of Swaps, which are used to lock-in fixed interest rates, over the term of the Swap, related to a portion of our existing and anticipated future repurchase agreements.  At December 31, 2008, we were a party to 127 fixed-pay Swaps with an aggregate notional amount of $3.970 billion, which included two forward-starting Swaps totaling $300.0 million.  Historically, we also purchased interest rate cap agreements (or Caps) to hedge our interest rate risk.  A Cap is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time.  Under our Caps, if the 30-day LIBOR were to increase above the interest rate specified in each Cap during the effective term of such Cap, we would be entitled to receive monthly payments from the counterparty to such Cap during the period that the 30-day LIBOR exceeded such specified interest rate.  While we have not purchased any Caps since 2004, we may do so in the future.  We do not anticipate entering into any Hedging Instruments for speculative or trading purposes.

In addition to repurchase agreements and subject to maintaining our qualification as a REIT, we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

OTHER INVESTMENTS AND ADVISORY BUSINESS

In November 2008, we formed MFResidential Assets I, LLC (or MFR LLC) as a wholly-owned subsidiary to opportunistically invest in Senior MBS.  We expect that MFR LLC will allow us to build a track record in the Senior MBS sector and help us to grow our future asset management business.  At December 31, 2008, $204.0 million, or 2.0%, of our MBS portfolio, including $14.5 million of assets held through MFR LLC, was invested in non-Agency MBS, of which $203.6 million were Senior MBS.

Through a wholly-owned subsidiary, we provide investment advisory services to a third-party institution with respect to its Agency MBS portfolio investments that totaled approximately $172.1 million at December 31, 2008.

At December 31, 2008, we had an indirect investment of $11.3 million in a 191-unit multi-family apartment property.  The long-term fixed-rate mortgage loan collateralized by this property is non-recourse, subject to customary non-recourse exceptions.  At December 31, 2008, the mortgage secured by this multi-family apartment property, which matures on February 1, 2011, had a balance of $9.3 million.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

We continue to explore alternative business strategies, investments and financing sources and other initiatives to complement our core business strategy.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiative will favorably impact us.

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	Our Board is composed of a majority of independent directors. Our Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•
In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors, officers and employees.  In addition, we have implemented Whistle Blowing Procedures for Accounting and Auditing Matters that set forth procedures by which any officer or employee may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.

•
We have an insider trading policy that prohibits any of our directors, officers or employees from buying or selling our common and preferred stock on the basis of material nonpublic information and prohibits communicating material nonpublic information to others.

•
We have a formal internal audit function to further the effective functioning of our internal controls and procedures.  Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place.  We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the SOX Act), which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2008.  (See Item 9A, “Controls and Procedures” included in this annual report on Form 10-K.)

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

EMPLOYEES

At December 31, 2008, we had 22 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a website at www.mfa-reit.com.  We make available, free of charge, on our website our (a) annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board.  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it.  Requests should be directed to Timothy W. Korth, General Counsel, Senior Vice President – Business Development and Corporate Secretary, at MFA Financial, Inc., 350 Park Avenue, 21st floor, New York, New York 10022.

Item 1A.  Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline.

General.

Our business and operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the availability of acceptable financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing and credit risks, while maintaining our qualification as a REIT.  In addition to our Agency MBS, we face risks inherent in our other assets, comprised of Senior MBS, other non-Agency MBS and an indirect 100% interest in a multi-family apartment property.  Although these other assets represent a small portion of our total assets, 2.0% at December 31, 2008, they have the potential of materially impacting our operating performance in future periods if such assets were to become impaired.

Risks Associated With Recent Adverse Developments in the Mortgage Finance and Credit Markets

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in the summer of 2007, significant adverse changes in financial market conditions have resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Recently, concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.  As a result of these conditions, many traditional mortgage investors have suffered severe losses in their residential mortgage portfolios and several major market participants have failed or been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity has negatively affected both the terms and availability of financing for all mortgage-related assets.  Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investment securities.  If these conditions persist, institutions from which we seek financing for our investments may continue to tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the ARMs underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities (or GSEs), but their guarantees are not backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, on July 30, 2008, the Housing and Economic Recovery Act of 2008 (or the HERA) established a new regulator for Fannie Mae and Freddie Mac, the U.S. Federal Housing Finance Agency (or the FHFA).  On September 7, 2008, the U.S. Treasury, the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA has been appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership.  Importantly, the primary focus of the plan is to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting net purchases of Agency MBS to a modest amount through the end of 2009.  Beginning in 2010, these GSEs will gradually reduce their Agency MBS portfolios.

In addition, in an effort to further stabilize the U.S. mortgage market, the U.S. Treasury took three additional actions.  First, it entered into a preferred stock purchase agreement with each of the GSEs, pursuant to which $100 billion will be available to each GSE.  Second, it established a new secured credit facility, available to each of Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) through December 31, 2009, when other funding sources are unavailable.  Third, it established an Agency MBS purchase program, under which the U.S. Treasury may purchase Agency MBS in the open market.  This Agency MBS purchase program will also expire on December 31, 2009.  Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each GSE at a nominal exercise price.  Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolio may not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion.  After reporting a substantial loss in the third quarter of 2008, Freddie Mac requested a capital injection of $13.8 billion by the U.S. Treasury pursuant to its preferred stock purchase agreement.

Although the U.S. Government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs.  These uncertainties lead to questions about the future of the GSEs in their current form, or at all, and the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

Additionally, the size and timing of the U.S. Government’s Agency MBS purchase program is subject to the discretion of the Secretary of the U.S. Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets.  Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional Agency MBS in the future.  The U.S. Treasury can hold its portfolio of Agency MBS to maturity and, based on mortgage market conditions, may make adjustments to the portfolio.  This flexibility may adversely affect the pricing and availability of Agency MBS in the market.  It is also possible that the U.S. Treasury’s commitment to purchase Agency MBS in the future could create additional demand that would negatively affect the pricing of the Agency MBS that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future.  The U.S. Treasury’s authority to purchase Agency MBS and to provide financial support to Fannie Mae and Freddie Mac under the HERA expires on December 31, 2009.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac.  We rely on our Agency MBS as collateral for our financings under our repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.  Further, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency MBS, thereby tightening the spread between the interest we earn on our Agency MBS and the cost of financing those assets.  A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency MBS by reducing the spread between the interest we earn on our portfolio of Agency MBS and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency MBS.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such entities entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (or EESA), was enacted by the U.S. Congress.  The EESA provides the Secretary of the U.S. Treasury with the authority to establish a Troubled Asset Relief Program (or TARP) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008.  In addition, under TARP, the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, may purchase any other financial instrument deemed necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. EESA also provides for a program that would allow companies to insure their troubled assets.

In November 2008, after using a significant portion of the funds available under TARP to make preferred equity investments in certain financial institutions, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at that time was that such purchases were not the most effective way to use limited TARP funds.  However, the U.S. Treasury will continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in Agency MBS.  The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally.  The purchases of direct obligations began during the first week of December 2008 and purchases of residential MBS began on January 5, 2009.

There can be no assurance that the EESA or the Federal Reserve’s actions will have a beneficial impact on the financial markets.  To the extent the markets do not respond favorably to TARP or TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.  In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on our MBS.

The U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation (or FDIC) commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  These programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, our MBS.

Prepayment rates on the mortgage loans underlying our MBS may adversely affect our profitability.

The MBS that we acquire are primarily secured by pools of ARMs on residential properties.  In general, the ARMs collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., payoff) the mortgage upon selling or refinancing their mortgaged property.  In addition, because our MBS are primarily Agency MBS, defaults and foreclosures typically have the same effect as prepayments because of the underlying agency guarantee.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which provides us with an expected yield on such MBS.  When mortgagees prepay their mortgage loans faster than anticipated, it results in a faster prepayment rate on the related MBS in our portfolio, which may adversely affect our profitability.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate mortgage loans and ARMs.

We often purchase MBS that have a higher interest rate than the prevailing market interest rate.  In exchange for a higher interest rate, we typically pay a premium over par value to acquire these securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing our MBS prepay at a rapid rate, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  As of December 31, 2008, we had net purchase premiums of $125.0 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $11.7 million, or 3.4% of current par value, on our non-Agency MBS.

Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular MBS as the underlying mortgages are prepaid.  With respect to our Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (such day is commonly referred to as factor day) and receive the related scheduled payment on a specified later date, which for (a) Agency MBS guaranteed by Fannie Mae is the 25th day of that month (or next business day thereafter), (b) Agency MBS guaranteed by Freddie Mac is the 15th day of the following month (or next business day thereafter), and (c) Agency MBS guaranteed by Ginnie Mae is the 20th day of that month (or next business day thereafter).  With respect to our non-Agency MBS, we typically receive notice of monthly principal prepayments and the related scheduled payment on the 25th day of each month (or next business day thereafter).  In general, on the date each month that principal prepayments are announced (i.e., factor day for Agency MBS), the value of our MBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements.  Accordingly, with respect to our Agency MBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency MBS and, prior to receipt of this short-term receivable, be required to post collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable was outstanding.  As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the carrying value) of such assets, we would incur losses, which could adversely affect our earnings.  In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the MBS that prepay.

Prepayments may have a negative impact on our financial results, the effects of which depends on, among other things, the timing and amount of the prepayment delay on our Agency MBS, the amount of unamortized premium on our prepaid MBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

Our business strategy involves a significant amount of leverage which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders as well as increase losses when economic conditions are unfavorable.

Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to finance the acquisition of additional investment assets.  We are not required to maintain any particular assets-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the degree of leverage we believe to be optimal.  Our return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  In addition, our payment of interest expense on our borrowings will reduce cash flow available for distributions to our stockholders.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.  Although as of December 31, 2008 we had amounts outstanding under repurchase agreements with 19 separate lenders and continue to develop new relationships with additional lenders, recent turmoil in the financial markets as it relates to major financial institutions has raised concerns that a material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements.  Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Institutions from which we seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn in the markets.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions.  If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain acceptable financing or at all.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings, which could adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the carrying value) of such assets, we would incur losses, which could adversely affect our earnings.

•
Our profitability may be limited by a reduction in our leverage.  As long as we earn a positive spread between interest and other income we earn on our assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage.  We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates.  In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•
If we are unable to renew our borrowings at favorable rates, it may force us to sell assets and our profitability may be adversely affected.  Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the carrying value) of such assets, we would incur losses, which could adversely affect our earnings.

•
A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions.  In general, the market value of our MBS is impacted by changes in interest rates, prevailing market yields and other market conditions.  A decline in the market value of our MBS may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements.  Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell some of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the carrying value) of such assets, we would incur losses, which could adversely affect our earnings.

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders.  The lenders are obligated to resell the same securities back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Further, if we default on one of our obligations under a repurchase transaction, the lender can elect to terminate the transaction and cease entering into additional repurchase transactions with us.  Our repurchase agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other repurchase agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

•
Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.  Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  If a lender under one of our repurchase agreements files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender.  In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under our repurchase agreements without delay.

We have experienced declines in the market value of our assets.

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery (which may be at maturity) of the amortized cost of such assets.  If such a determination were made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired.  Such impairment charges reflect non-cash losses at the time of recognition.  Any subsequent disposition or sale of such impaired assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.  In the past, we have experienced declines in the market value of our MBS and other assets which were determined to be other-than-temporary.  As a result, we recognized other-than-temporary impairments against such assets under GAAP, which were recognized through earnings, reflecting the write down of the cost basis of such assets to their fair market value at the point the determination was made.

Our investment strategy may involve credit risk.

The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Our investment policy requires that at least 50% of our assets consist of MBS that are either (a) issued or guaranteed by a federally charted corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, or (b) are rated in one of the two highest rating categories by at least one of the Rating Agencies.  Even though we have acquired primarily Agency MBS to date, pursuant to our investment policy, we have the ability to acquire non-Agency MBS and other investment assets of lower credit quality.  At December 31, 2008, we owned non-Agency MBS with a fair value of $204.0 million (and an amortized cost of $332.9 million), of which $203.6 million was comprised of Senior MBS and $376,000 was comprised of other non-Agency MBS.  In general, non-Agency MBS, including Senior MBS, carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher loss severities on the mortgages collateralizing our non-Agency MBS may adversely affect the value of such assets.  Accordingly, non-Agency MBS and other investment assets of lower credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on, or if the Rating Agencies downgrade the credit rating of, these assets.

An increase in our borrowing costs relative to the interest we receive on our MBS may adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements, with terms ranging from one to 48 months (with the majority of such borrowings, at December 31, 2008, having terms of one to three months), to finance the acquisition of MBS which have longer-term contractual maturities.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be adversely affected.

•
Changes in interest rates, cyclical or otherwise, may adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our MBS through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the terms of our repurchase transactions range from one to 48 months at inception (with the majority of such transactions, at December 31, 2008, having terms of one to three months), the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our MBS.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our MBS portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
Hybrid MBS have fixed interest rates for an initial period which may reduce our profitability if short-term interest rates increase.  The ARMs collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are fixed for an initial period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index.  Accordingly, during a period of rising interest rates, the cost of our borrowings (excluding the impact of hedging transactions) would increase while the interest income earned on our MBS portfolio would not increase with respect to those Hybrid MBS that were then in their initial fixed rate period.  If this were to happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
Interest rate caps on the ARMs collateralizing our MBS may adversely affect our profitability if short-term interest rates increase.  The coupons earned on ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period).  The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our MBS; however, the level of adjustment to the interest rates earned on our ARM-MBS is typically limited by contract.  The interim and lifetime interest rate caps on the ARMs collateralizing our MBS limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during any given year or period.  Lifetime interest rate caps limit the amount interest rates can adjust from inception through maturity of a particular ARM.  Our repurchase transactions are not subject to similar restrictions.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings (excluding the impact of hedging transactions) could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the ARMs collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

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

In accordance with our operating policies, we may pursue various types of hedging strategies, including Swaps, Caps and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

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

We primarily use Swaps to hedge against future increases in interest rates on our repurchase agreements.  Should a Swap counterparty be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap.  In addition, we may be at risk for any collateral held by a hedging counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy.  In September 2008, Lehman Brothers Holdings Inc. (or Lehman), the parent guarantor of Lehman Brother Special Financing Inc. (or LBSF), one of our Swap counterparties, filed for bankruptcy protection.  As a result of the bankruptcy filing by Lehman, we terminated our two outstanding Swaps with LBSF, realizing a loss of $986,000, comprised of an $841,000 loss on the termination of the Swaps at market value and a $145,000 write-off against an unsecured receivable from LBSF.  Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Hedging Instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  Furthermore, the enforceability of Hedging Instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default.  Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk.  We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

We have not established a minimum dividend payment level.

We intend to pay dividends on our common stock in an amount equal to at least 90% of our REIT taxable income, which is calculated generally before the dividends paid deduction and excluding net capital income, in order to maintain our qualification as a REIT for U.S. federal income tax purposes.  Dividends will be declared and paid at the discretion of our Board and will depend on our REIT taxable earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time.  We have not established a minimum dividend payment level for our common stock and our ability to pay dividends may be negatively impacted by adverse changes in our operating results.

We are dependent on our executive officers and key personnel for our success.

As a self-advised REIT, our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key personnel.  The departure of any of our executive officers and/or key personnel could have a material adverse effect on our operations and performance.

We are dependent on information systems and systems’ failures could significantly disrupt our business.

Our business is highly dependent on our communications and information systems.  Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operation and performance.

We may be subject to risks associated with our investment in real estate.

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

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire MBS or other investment securities at favorable prices.  In acquiring our investment securities, we compete with a variety of institutional investors, including other REITs, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish additional business relationships than us.  Furthermore, government or regulatory action and competition for investment securities of the types and classes which we acquire may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Our qualification as a REIT.

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code).  Accordingly, we will not be subjected to income tax to the extent we distribute our REIT taxable income (which is generally ordinary income, computed by excluding the dividends paid deduction, income from prohibited transactions, income from foreclosure property and any net capital income) to stockholders and provided that we comply with certain income, asset and ownership tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and, therefore, continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, as set forth in the REIT tax laws, to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of non-dealer real property, including mortgages or interest in real property, dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.  Also in order to maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income on an annual basis to our stockholders.  Such dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% dividend distribution requirement.  Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income.  In such a case, we might need to borrow money or sell assets in order to pay our taxes.  Our payment of income tax would decrease the amount of our income available for distribution to our stockholders.  Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders.  In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income.  Any of these taxes will reduce our operating cash flow.

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

In addition, our management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the SOX Act.  Section 404 of the SOX Act requires our independent registered public accounting firm to deliver an attestation report on management’s assessment of, and the operating effectiveness of, our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of each December 31.  We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Sections 302 and 404 of the SOX Act.  The existence of any such material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting.  Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weaknesses in a timely manner.  The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our capital stock.

Loss of our Investment Company Act exemption would adversely affect us.

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (i.e., qualifying interests).  Under the current interpretations of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including qualifying interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as qualifying interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  There can be no assurance that the laws and regulations governing REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding the treatment of assets as qualifying interests or real estate related assets, will not change in a manner that adversely affects our operations.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our investment securities under potentially adverse market conditions.  Further, in order to insure that we at all times qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act; however, there can be no assurance that we will be able to maintain our exemption as an investment company under the Investment Company Act.  If we fail to qualify for this exception in the future, we could be required to restructure our activities, including effecting sales of our investment securities under potentially adverse market conditions, which could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions.  As of December 31, 2008, we had determined that we were in compliance, and had maintained such compliance during the year then ended, with both of the 55% Test and the 80% Test.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

Executive Offices

We have a lease for our corporate headquarters in New York, New York which extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, we established a $350,000 irrevocable standby letter of credit in lieu of lease security through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 2011 for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.  We believe that our current facilities are adequate to meet our needs in the foreseeable future.

Properties Owned Through Subsidiary Corporations

At December 31, 2008, we indirectly owned 100% interest in Lealand, an apartment property located at 2945 Cruse Road, Lawrenceville, Georgia.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Item 3.     Legal Proceedings.

None.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 4A.  Executive Officers.

The following table sets forth certain information with respect to each of our executive officers at December 31, 2008.  The Board appoints or annually reaffirms the appointment of all of our executive officers:

Officer	Age	Position Held
Stewart Zimmerman	64	Chairman of the Board and Chief Executive Officer
William S. Gorin	50	President and Chief Financial Officer
Ronald A. Freydberg	48	Executive Vice President and Chief Investment Officer
Teresa D. Covello	43	Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth	43	General Counsel, Senior Vice President – Business Development and Corporate Secretary
Craig L. Knutson	49	Senior Vice President – Investments
Kathleen A. Hanrahan	43	Senior Vice President – Accounting

Stewart Zimmerman has served as our Chief Executive Officer and a Director since 1997 and was appointed Chairman of the Board in March 2003.  From 1997 through 2008, Mr. Zimmerman also served as our President.  From 1989 through 1997, he initially served as a consultant to The America First Companies and became Executive Vice President of America First Companies, L.L.C.  During this time, he held a number of positions:  President and Chief Operating Officer of America First REIT, Inc. and President of several mortgage funds, including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series L.P., Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2-Limited Partnership.  Previously, Mr. Zimmerman held various progressive positions with other companies, including Security Pacific Merchant Bank, EF Hutton & Company, Inc., Lehman Brothers, Bankers Trust Company and Zenith Mortgage Company.  Mr. Zimmerman holds a Bachelors of Arts degree from Michigan State University.

William S. Gorin serves as our President and Chief Financial Officer.  He served as Executive Vice President from 1997 through his appointment as our President during 2008, and has been our Chief Financial Officer since 2001.  Mr. Gorin has also served as our Secretary and Treasurer.  From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, serving as a First Vice President in the Research Department.  Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group.  From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc. in various positions in corporate finance and direct investments.  Mr. Gorin has a Masters of Business Administration degree from Stanford University and a Bachelor of Arts degree in Economics from Brandeis University.

Ronald A. Freydberg serves as our Executive Vice President and Chief Investment Officer.  He served as Executive Vice President and Chief Portfolio Officer from 2001 through his appointment as Chief Investment Officer during 2008.  From 1997 to 2001, he served as our Senior Vice President.  From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist.  From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co.  From 1994 to 1995, he was with the Global Markets Group.  In that position, he was involved in commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing.  From 1985 to 1988, Mr. Freydberg was employed by Citicorp.  Mr. Freydberg holds a Masters of Business Administration degree in Finance from George Washington University and a Bachelor of Arts degree from Muhlenberg College.

Teresa D. Covello serves as our Senior Vice President, Chief Accounting Officer and Treasurer, which positions she was appointed to in 2003.  From 2001 to 2003, Ms. Covello served as our Senior Vice President and Controller.  From 2000 until joining us in 2001, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector.  From 1990 to 2000, she was the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc.  Ms. Covello began her career in public accounting with KPMG Peat Marwick (predecessor to KPMG LLP).  She currently serves as a director and president of the board of directors of Commerce Plaza, Inc., a not-for-profit organization.  Ms. Covello is a Certified Public Accountant and has a Bachelor of Science degree in Public Accounting from Hofstra University.

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

Craig L. Knutson serves as our Senior Vice President, which position he has held since March 2008.  From 2004 to 2007, Mr. Knutson served as Senior Executive Vice President of CBA Commercial, LLC, an acquirer and securitizer of small balance commercial mortgages.  From 2001 to 2004, Mr. Knutson served as President and Chief Operating Officer of ARIASYS Inc.  From 1986 to 1999, Mr. Knutson held various progressive positions in the mortgage trading departments of First Boston Corporation (later Credit Suisse), Smith Barney and Morgan Stanley.  In these capacities, Mr. Knutson traded agency and private label MBS as well as whole loans (unsecuritized mortgages).  From 1981 to 1984, Mr. Knutson served as an Analyst and then Associate in the Investment Banking Department of E.F. Hutton & Company Inc. Mr. Knutson holds a Masters of Business Administration degree from Harvard University and a Bachelor of Arts degree in Economics and French from Hamilton College.

Kathleen A. Hanrahan serves as our Senior Vice President – Accounting, which position she was appointed to in May 2008.  From 2007 until joining us in 2008, Ms. Hanrahan was Vice President – Financial Reporting with Arbor Commercial Mortgage LLC.  From 1997 to 2006, she was the First Vice President of Financial Reporting and served on the Disclosure, Corporate Benefits and Sarbanes-Oxley Committees for Independence Community Bank Corp.  From 1992 – 1997, Ms. Hanrahan held various positions, including Controller, with North Side Savings Bank.  Ms. Hanrahan began her career in public accounting with KPMG Peat Marwick (predecessor to KPMG LLP).  Ms. Hanrahan is a Certified Public Accountant and has a Bachelor of Business Administration degree in Public Accounting from Pace University.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 11, 2009, the last sales price for our common stock on the New York Stock Exchange was $5.78 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2008 and 2007:

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$ 11.07	$ 5.00	$ 7.87	$ 6.75
June 30	$ 7.47	$ 6.10	$ 8.06	$ 6.90
September 30	$ 7.70	$ 5.24	$ 8.65	$ 5.55
December 31	$ 6.36	$ 3.98	$ 9.30	$ 7.61

Holders

As of February 10, 2009, we had 850 registered holders and approximately 25,423 beneficial owners of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our 8.50% Series A Cumulative Redeemable preferred stock, par value $0.01 per share.  From the date of our original issuance in April 2004 through December 31, 2008, we have paid full cumulative dividends on our preferred stock on a quarterly basis.

We have historically declared cash dividends on our common stock on a quarterly basis.  During 2008 and 2007, we declared total cash dividends to holders of our common stock of $158.5 million ($0.81 per share) and $42.2 million ($0.415 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2008 and 2007, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998 and, as such, have distributed and anticipate distributing annually at least 90% of our REIT taxable income.  Although we may borrow funds to make distributions, cash for such distributions has generally been, and is expected to continue to be, largely generated from our results of our operations.

We declared and paid the following dividends on our common stock during the years 2008 and 2007:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2008	April 1, 2008	April 14, 2008	April 30, 2008	$ 0.180
	July 1, 2008	July 14, 2008	July 31, 2008	0.200
	October 1, 2008	October 14, 2008	October 31, 2008	0.220
	December 11, 2008	December 31, 2008	January 30, 2009	0.210 (1)

2007	April 3, 2007	April 13, 2007	April 30, 2007	$ 0.080
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	December 13, 2007	December 31, 2007	January 31, 2008	0.145 (1)

(1) For tax purposes, a portion of each of the dividends declared on December 11, 2008 and December 13, 2007 was treated as a dividend for stockholders in the subsequent year.

Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.  We have not established a minimum payout level for our common stock.  See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same levels in 2009 and thereafter.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional monthly cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  The Bank of New York Mellon is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent.  Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.bnymellon.com/shareowner/isd or from our website at www.mfa-reit.com.  During 2008, we sold 965,398 shares of common stock through the DRSPP generating net proceeds of $5.6 million.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may, from time to time, publicly offer and sell shares of our common stock through Cantor Fitzgerald & Co. (or Cantor) in privately negotiated and/or at-the-market transactions.  During 2008, we issued 20,834,000 shares of common stock in at-the-market transactions through our CEO Program, raising net proceeds of $127,009,685 and, in connection with these transactions, we paid Cantor fees and commissions of $2,592,035.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2004, we adopted the 2004 Equity Compensation Plan (or the 2004 Plan), as approved by our stockholders.  During 2008, the 2004 Plan was amended by the Board to bring it into compliance with Section 409A of the Code.  The 2004 Plan amended and restated our Second Amended and Restated 1997 Stock Option Plan.  (For a description of the 2004 Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	632,000	$ 9.31	1,582,689
Equity compensation plans not approved by stockholders	-	-	-
Total	632,000	$ 9.31	1,582,689

Item 6.     Selected Financial Data.

Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this annual report on Form 10-K.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
(In Thousands, Except per Share Amounts)
Operating Data:
Interest and dividend income on investment securities	$519,788	$380,328	$216,871	$235,798	$174,957
Interest income on cash and cash equivalent investments	7,729	4,493	2,321	2,921	807
Interest expense	(342,688)	(321,305)	(181,922)	(183,833)	(88,888)
Net (loss)/gain on sale of investment securities (1)	(24,530)	(21,793)	(23,113)	(18,354)	371
Loss on termination of Swaps, net (2)	(92,467)	(384)	-	-	-
Other-than-temporary impairments (3)	(5,051)	-	-	(20,720)	-
Other income (4)	1,901	2,060	2,264	1,811	1,675
Operating and other expense	(18,885)	(13,446)	(11,185)	(10,829)	(10,622)
Income from continuing operations	45,797	29,953	5,236	6,794	78,300
Discontinued operations, net	-	257	3,522	(86)	(227)
Net income	$45,797	$30,210	$8,758	$6,708	$78,073
Preferred stock dividends	8,160	8,160	8,160	8,160	3,576
Net income/(loss) to common stockholders	$37,637	$22,050	$598	$(1,452)	$74,497
Income/(loss) per common share from continuing operations – basic and diluted	$0.21	$0.24	$(0.03)	$(0.02)	$0.98
Income per common share from discontinued operations – basic and diluted	$-	$-	$0.04	$-	$-
Income/(loss) per common share – basic and diluted	$0.21	$0.24	$0.01	$(0.02)	$0.98
Dividends declared per share of common stock (5)	$0.810	$0.415	$0.210	$0.405	$0.960
Dividends declared per share of preferred stock	$2.125	$2.125	$2.125	$2.125	$1.440

Balance Sheet Data:
Investment securities	$10,122,583	$8,302,797	$6,340,668	$5,714,906	$6,777,574
Total assets	10,641,419	8,605,859	6,443,967	5,846,917	6,913,684
Repurchase agreements	9,038,836	7,526,014	5,722,711	5,099,532	6,113,032
Preferred stock, liquidation preference (6)	96,000	96,000	96,000	96,000	96,000
Total stockholders’ equity	1,257,077	927,263	678,558	661,102	728,834

(1)
2008:   In response to tightening of market credit conditions in the first quarter, we adjusted our balance sheet strategy, decreasing our target debt-to-equity multiple range from 8x to 9x to 7x to 9x.  In order to implement this strategy, we reduced our borrowings, by selling MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  2007:  We selectively sold $844.5 million of Agency and AAA rated MBS, realizing a net loss of $21.8 million.  2006 and 2005: Beginning in the fourth quarter of 2005 through the second quarter of 2006, we reduced our asset base through a strategy under which we, among other things, sold our higher duration and lower yielding MBS.  During 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million.  For 2005, the repositioning involved the sale of $564.8 million of MBS, which resulted in an $18.4 million loss on sale.  (See Note (3) below.)

(2)
In March 2008, we terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In connection with the termination of these Swaps, we repaid the repurchase agreements that such Swaps hedged. (See Note (1), above).  In addition, during 2008, we recognized losses of $986,000 in connection with two Swaps terminated in response to the Lehman bankruptcy in September 2008.

(3)
2008: We recognized other-than-temporary impairment charges of $5.1 million, of which $4.9 million reflected a full write-off of two unrated investment securities and $183,000 was an impairment charge against one non-Agency MBS that was rated BB.  2005: As part of the repositioning of our MBS portfolio, at December 31, 2005 we determined that we no longer had the intent to continue to hold certain MBS that were in an unrealized loss position.  As a result, we recognized other-than-temporary impairment charges of $20.7 million against 30 MBS with an amortized cost of $842.2 million.  The subsequent sale of these securities during 2006 resulted in a gain/recovery of $1.6 million.

(4)	Results of operations for real estate sold have been reclassified to discontinued operations for 2005 and 2004.

(5)
We generally declare dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend which is typically declared during the fourth calendar quarter for tax purposes.

(6)
Reflects the aggregate liquidation preference on the 3,840,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01.  Our Preferred Stock is redeemable exclusively at our option at $25.00 per share plus accrued interest and unpaid dividends (whether or not declared) commencing on April 27, 2009.  No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock.  From the date of our original issuance in April 2004 through December 31, 2008, we have paid full quarterly dividends on our Preferred Stock.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this annual report on Form 10-K.

GENERAL

Effective January 1, 2009, we changed our name to MFA Financial, Inc., from MFA Mortgage Investments, Inc.

At December 31, 2008, we had total assets of $10.641 billion, of which $10.123 billion, or 95.1%, represented our MBS portfolio.  Included in our MBS portfolio were Agency MBS of $9.919 billion, Senior MBS of $203.6 million and other non-Agency MBS of $376,000.  The remainder of our investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, MBS-related receivables, securities held as collateral and an investment in a multi-family apartment property.  Through wholly-owned subsidiaries, we also provide third-party investment advisory services.

Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the availability of adequate financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our repurchase agreement borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our repurchase agreements to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

In general, we expect that over time ARM-MBS will prepay faster than fixed-rate MBS, as we believe that homeowners with Hybrids and adjustable-rate mortgages exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.  In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches.  Over the last consecutive eight quarters, ending with December 31, 2008, the average quarterly CPR on our MBS portfolio ranged from a low of 8.5% to a high of 23.8%, with an average quarterly CPR of 14.9%.  Our premium amortization, which reduces the yield earned on our MBS, is impacted by the amount of our purchase premiums relative to our MBS investments and is also affected by the speed at which our MBS prepay.  At December 31, 2008, we had net purchase premiums of $125.0 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $11.7 million, or 3.4%, on non-Agency MBS.

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers and the economy in general.  The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis for the quarterly periods presented:

	CPR
Quarter Ended	2008	2007
December 31	8.5%	13.4%
September 30	10.3	18.1
June 30	15.8	22.5
March 31	14.3	23.8

Our CPR declined during the last two fiscal quarters of 2008.  We believe that weakness in the housing market and the tightening of underwriting standards on mortgage loans contributed to a reduction in the speed at which our MBS prepaid.  As of December 31, 2008, assuming a 15% CPR, which approximates the speed at which we estimate that our MBS generally prepay over time, approximately 23.0% of our MBS assets were expected to reset or prepay during the next 12 months and approximately 79.5% were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 36 months.  Our repurchase agreements, extended on average approximately 16 months, including the impact of Swaps, resulting in an asset/liability mismatch of approximately 20 months, assuming a 15% CPR, at December 31, 2008.  (See following discussion on “Market Conditions.”)

At December 31, 2008, approximately $9.356 billion, or 92.4%, of the Company’s MBS portfolio was in its contractual fixed-rate period and approximately $765.6 million, or 7.6%, was in its contractual adjustable-rate period.  Our MBS in their contractual adjustable-rate period include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the current interest rate on such MBS is generally adjusted on an annual basis.

The ARMs collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are typically fixed for three to ten years at origination and, thereafter, generally adjust annually to an increment over a specified interest rate index and, to a lesser extent, ARMs, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.  At December 31, 2008, our ARM-MBS were indexed as follows: 76.4% to 12-month LIBOR; 6.4% to six-month LIBOR; 13.3% to the one-year CMT, 3.5% to the 12-month MTA and 0.4% to COFI.  The amount by which our MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our ARM-MBS portfolio at December 31, 2008:

Lifetime Caps on ARMs		Interim Interest Rate Caps on ARMs
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
8.0% to 10.0%	23.3%	1.0%	0.7%
>10.0% to 12.0%	71.9	2.0% and 3.0%	3.6
>12.0% to 15.0%	4.8	5.0% and 6.0%	91.9
	100.0%	No interim caps	3.8
			100.0%

The following table presents certain benchmark interest rates at the dates indicated:

Year	Quarter Ended	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
2008	December 31	0.44%	1.75%	2.00%	0.37%	0.77%	2.21%	0.00 - 0.25%
	September 30	3.93	3.98	3.96	1.78	1.99	3.83	2.00
	June 30	2.46	3.11	3.31	2.36	2.62	3.98	2.00
	March 31	2.70	2.61	2.49	1.55	1.63	3.43	2.25

2007	December 31	4.60%	4.60%	4.22%	3.34%	3.05%	4.03%	4.25%
	September 30	5.12	5.13	4.90	4.05	3.96	4.58	4.75
	June 30	5.32	5.39	5.43	4.91	4.88	5.03	5.25
	March 31	5.32	5.33	5.22	4.90	4.58	4.65	5.25

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or, a loss upon the sale of any such security.  At December 31, 2008, we had net unrealized gains of $55.9 million on our Agency MBS, comprised of gross unrealized gains of $81.6 million and gross unrealized losses of $25.7 million, and had net unrealized losses on our non-Agency MBS portfolio of $128.9 million, comprised of gross losses of $130.3 million and gross unrealized gains of $1.4 million.  At December 31, 2008, we expected to continue to hold each of our MBS that were in an unrealized loss position until recovery, which may be at their maturity.  (See following discussion on “Market Conditions”.)

During 2008, with respect to our hedging instruments: (i) we entered into 46 new Swaps with an aggregate notional amount of $1.944 billion; (ii) we had Swaps with an aggregate notional amount of $937.1 million amortize; and (iii) we terminated 48 Swaps with an aggregate notional amount of $1.637 billion, in connection with the repayment of the repurchase agreements that such Swaps hedged, realizing net losses of $91.5 million.  We paid a weighted average fixed rate of 4.30% on our Swaps and received a variable rate of 3.05% for the year ended December 31, 2008.  Our Swaps accounted for $54.0 million, or 62 basis points, of our interest expense for the year ended December 31, 2008.  At December 31, 2008, we had repurchase agreements of $9.039 billion hedged with Swaps with an aggregate notional amount of $3.970 billion.  (See Note 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

As market interest rates declined during 2008, the value of our Swaps decreased.  At December 31, 2008, our Swaps were in an unrealized loss position of $237.3 million.  We expect the value of our Swaps will improve over the course of 2009, as they amortize and their remaining term shortens.  During 2009, $963.4 million, or 24.3% of our $3.970 billion Swap notional amount is scheduled to amortize.

In response to market conditions during 2008, we postponed our planned initial public offering of MFResidential Investments, Inc., which was expected to invest primarily in residential MBS, non-Agency residential mortgage loans and other real estate-related financial assets.  In November 2008, we formed MFR LLC as a wholly-owned subsidiary.  We expect that MFR LLC will allow us to build a track record in the Senior MBS sector and help us to grow our future asset management business.  Through December 31, 2008, we invested $13.2 million in Senior MBS through MFR LLC.  As a wholly-owned subsidiary, MFR LLC is consolidated with us.

We will continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of MFR LLC and our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Market Conditions

The well publicized disruptions in the financial markets that began in 2007 escalated throughout 2008.  In response, various initiatives by the U.S. Government have been implemented to address credit and liquidity issues.  Among other things, in September 2008, Fannie Mae and Freddie Mac were placed under conservatorship by the FHFA and the U.S. Treasury announced it would purchase senior preferred stock in Fannie Mae or Freddie Mac, if needed, to a maximum of $100 billion per company in order that each maintains positive net worth.  In October 2008, the U.S. Treasury created the Capital Purchase Program, as part of the $700 billion Troubled Asset Relief Program, allocating $250 billion to invest in U.S. financial institutions to help stabilize and strengthen the U.S. financial system.  In November 2008, the Federal Reserve announced that it would buy up to $500 billion of Agency MBS.  In January 2009, Federal Reserve began to purchase Agency MBS in accordance with this initiative.  These actions and other coordinated global actions have partially restored the capital base and reduced funding risks for many of the world’s largest financial institutions.

We believe that the stronger backing for the guarantors of Agency MBS, resulting from the conservatorship of Fannie Mae and Freddie Mac and the U.S. Treasury’s commitment to purchase senior preferred stock in these Agencies has, and are expected to continue to, positively impact the value of our Agency MBS.  The Federal Reserve announcement on January 9, 2009, that it had begun to buy Agency MBS, resulted in an increase in the value of Agency MBS.  At December 31, 2008, our assets remained concentrated in high-quality Agency MBS.  As market prices of Agency MBS increased in January 2009, the spreads on Agency MBS narrowed relative to rates on U.S. Treasury bonds.  Market yields on Senior MBS remained relatively high, providing a compelling investment opportunity for us.  In December 2008, through a new wholly-owned subsidiary, MFR LLC, we invested $13.2 million, on an unleveraged basis, in Senior MBS.

In December 2008, the Federal Reserve reduced the target Federal Funds rate to a range of 0.0% to 0.25%.  As a result of various government initiatives, rates on conforming mortgages have declined, nearing historical lows.  Hybrid and adjustable-rate mortgage originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages.  While such significant decreases in mortgage rates would typically foster mortgage refinancing, such activity has not occurred.  We believe that the decline in home values, increases in the jobless rate and the resulting deterioration in borrowers creditworthiness have limited refinance activity to date.  There has been much discussion about potential legislation aimed to further assist homeowners in refinancing and to reduce potential foreclosures.  While, based on current market interest rates, we expect that CPRs will trend upward during 2009, future CPRs will be affected by the timing and ultimate form of future legislation, if any, and the resulting impact on borrowers’ ability to refinance, mortgage interest rates in the market and home values.

We continue to maintain leverage in accordance with our reduced leverage strategy adopted in March 2008.  The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	Leverage Multiple
December 31, 2008	7.2x
September 30, 2008	7.2
June 30, 2008	6.7
March 31, 2008	7.0
December 31, 2007	8.1

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

For 2008, we had net income available to our common stockholders of $37.6 million, or $0.21 per common share, compared to net income of $22.1 million, or $0.24 per common share, for 2007.

Interest income on our investment securities portfolio for 2008 increased by $139.5 million, or 36.7%, to $519.8 million compared to $380.3 million for 2007.  This increase reflects the growth in our MBS portfolio during the earlier part of 2008.  Excluding changes in market values, our average investment in MBS increased by $2.769 billion, or 40.2%, to $9.656 billion for 2008 from $6.887 billion for 2007.  The net yield on our MBS portfolio decreased by 14 basis points, to 5.38% for 2008 compared to 5.52% for 2007.  This decrease in the net yield on our MBS portfolio primarily reflects a 40 basis point decrease in the gross yield partially offset by a 21 basis point reduction in the cost of net premium amortization.  The decrease in the gross yield on the MBS portfolio to 5.71% for 2008 from 6.11% for 2007 reflects the impact on our assets of the general decline in market interest rates.  The decrease in the cost of our premium amortization to 20 basis points for 2008 from 41 basis points for 2007 reflects a decrease in the average CPR experienced on our portfolio as well as a decrease in the average premium on our MBS portfolio.  Our average CPR for 2008 was 12.0% compared to 19.1% for 2007, while the average purchase premium on our MBS portfolio was 1.3% for 2008 compared to 1.4% for 2007.  At December 31, 2008, we had net purchase premiums of $125.0 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $11.7 million, or 3.4%, on non-Agency MBS.

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Year	Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Other (1)	Net Yield
2008	December 31, 2008	5.54%	(0.14)%	(0.11)%	5.29%
	September 30, 2008	5.58	(0.17)	(0.11)	5.30
	June 30, 2008	5.77	(0.26)	(0.15)	5.36
	March 31, 2008	6.01	(0.24)	(0.15)	5.62

2007	December 31, 2007	6.12%	(0.25)%	(0.14)%	5.73%
	September 30, 2007	6.12	(0.38)	(0.16)	5.58
	June 30, 2007	6.09	(0.50)	(0.19)	5.40
	March 31, 2007	6.11	(0.55)	(0.21)	5.35
(1) Reflects the cost of delay and cost to carry purchase premiums.

Interest income from our cash investments increased to $7.7 million for 2008 from $4.5 million for 2007.  This increase reflects the increase in our average cash investments to $322.0 million for 2008 compared to $93.4 million for 2007.  Our cash investments, which are comprised of high quality money market investments, yielded 2.40% for 2008, compared to 4.81% for 2007, reflecting the decrease in market interest rates.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  In response to tightening of market credit conditions in March 2008, we modified our leverage strategy, reducing our target debt-to-equity multiple from 8x to 9x to 7x to 9x.  As a component of this strategy and to address increased volatility in the financial markets we increased our cash investments.

Our interest expense for 2008 increased to $342.7 million from $321.3 million for 2007, reflecting a significant increase in our borrowings, partially offset by a significant decrease in the interest rates we paid on such borrowings reflecting the decrease in market interest rates.  The average amount outstanding under our repurchase agreements for 2008 increased by $2.424 billion, or 38.9%, to $8.653 billion from $6.229 billion for 2007.  The increase in our borrowing under repurchase agreements during 2008 primarily reflects our leveraging of multiple equity capital raises.  We experienced a 120 basis point decrease in our effective cost of borrowings to 3.96% for 2008, from 5.16% for 2007.  Payments made/received on our Swaps are a component of our borrowing costs.  Our Swaps accounted for interest expense of $54.0 million, or 62 basis points, for 2008 and decreased the cost of our borrowings by $6.5 million, or ten basis points, for 2007.  (See Notes 2(n) and 5 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Our funding costs increased slightly in January 2009, reflecting the impact of increased funding costs over the 2008 year-end.  However, based on current LIBOR and market rates available on repurchase agreements, we expect that our overall funding costs will begin to trend downward starting in February 2009.

For 2008, our net interest income increased to $184.8 million from $63.5 million for 2007.  This increase reflects the growth in our interest-earning assets and an improvement in our net interest spread, as MBS yields relative to our cost of funding widened.  Our net interest spread and margin were 1.32% and 1.85%, respectively, for 2008, compared to 0.35% and 0.91%, respectively, for 2007.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
Quarter Ended	Net Interest Spread	Net Interest Margin (1)	Net Yield on MBS	Cost of Funding MBS	Net MBS Spread
December 31, 2008	1.37%	1.91%	5.29%	3.82%	1.47%
September 30, 2008	1.61	2.09	5.30	3.60	1.70
June 30, 2008	1.38	1.89	5.36	3.85	1.51
March 31, 2008	0.90	1.47	5.62	4.64	0.98
December 31, 2007	0.65	1.22	5.73	5.05	0.68
(1) Net interest income divided by average interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yield on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Interest- Earning Cash, Cash Equivalents and Restricted Cash	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
December 31, 2008	$10,337,787	$136,762	$284,178	$137,780	5.19%	$9,120,214	$87,522	3.82%	$50,258
September 30, 2008	10,530,924	139,419	281,376	140,948	5.21	9,373,968	85,033	3.60	55,915
June 30, 2008	8,844,406	118,542	375,326	120,693	5.23	8,001,835	76,661	3.85	44,032
March 31, 2008	8,902,340	125,065	347,970	128,096	5.54	8,100,961	93,472	4.64	34,624
December 31, 2007	7,681,065	109,999	196,344	112,284	5.70	6,975,521	88,881	5.05	23,403
(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

For 2008, we had net other operating losses of $120.1 million compared to net other operating losses of $20.1 million for 2007.  We modified our leverage strategy in March 2008, to reduce risk in light of the significant disruptions in the credit markets, by decreasing our target debt-to-equity multiple range from 8x to 9x to 7x to 9x.  To effect this change, during the first quarter of 2008, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million, and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In addition, during 2008, we recognized losses of $986,000 in connection with two Swaps terminated in response to the Lehman bankruptcy in September 2008.  Lastly, we recognized other-than-temporary impairment charges of $5.1 million, of which $4.9 million reflected a full write-off against two unrated investment securities and $183,000 was an impairment charge against one non-Agency MBS that was rated BB.  In the aggregate, these transactions resulted in net losses of $122.0 million for 2008.  During 2007, we realized losses of $21.8 million on the sale of Agency and AAA rated MBS, of which $22.0 million were incurred during the third quarter of 2007.  Also included in our other loss, net is revenue from our one real estate investment, which remained relativity flat at approximately $1.6 million.  We do not expect that the results from our real estate investment net of the related operating expenses and mortgage interest (which are included in our operating and other expense) will be significant to our future results of operations.  We earned $303,000 and $424,000 in advisory fees during 2008 and 2007, respectively, which are included in miscellaneous other income, net.

For 2008, we had operating and other expenses of $18.9 million, including real estate operating expenses and mortgage interest totaling $1.8 million attributable to our investment in one multi-family rental property.  In May 2008, in response to equity market conditions, we postponed the initial public offering of MFResidential Investments, Inc. and, as a result, incurred total expenses of $1.2 million through December 31, 2008; in connection with this business initiative.  For 2008, our compensation and benefits and other general and administrative expense were $15.9 million, or 0.16% of average assets, compared to $11.7 million, or 0.17% of average assets, for 2007.  The $3.9 million increase in our employee compensation and benefits expense for 2008 compared to 2007 primarily reflects an increase of $2.1 million for bonuses, an $821,000 increase in salary expense associated with additional hires and salary increases and a $923,000 increase for equity based compensation for employees.  Other general and administrative expenses, which were $5.5 million for 2008 compared to $5.1 million for 2007, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the SOX Act, office rent, corporate insurance, Board fees and miscellaneous other operating costs.

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

The following table presents the components of the net yield earned on our MBS portfolio for the quarterly periods presented:

Year	Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization		Other (1)	Net Yield
2007	December 31	6.12%	(0.25)%		(0.14)%	5.73%
	September 30	6.12	(0.38)		(0.16)	5.58
	June 30	6.09	(0.50)		(0.19)	5.40
	March 31	6.11	(0.55)		(0.21)	5.35

2006	December 31	6.04%	(0.64)%		(0.22)%	5.18%
	September 30	5.74	(0.70)		(0.21)	4.83
	June 30	5.16	(0.76)		(0.19)	4.21
	March 31	4.86	(0.64	) (2)	(0.18)	4.04

(1)	Reflects the cost of delay and cost to carry purchase premiums.

(2)
The cost of net premium amortization for the quarter ended March 31, 2006 was lower as a result of a $20.7 million impairment chargetaken against certain MBS at December 31, 2005. This impairment charge resulted in a new cost basis for the MBS that were identifiedas impaired which reduced our purchase premiums on these assets, which in turn reduced our purchase premium amortization as they were sold or prepaid. During the quarter ended March 31, 2006, we sold all of the MBS that were identified as impaired.

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

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap, such that the interest rate on our hedged repurchase agreements will not decrease in connection with the recent decline in market interest rates, but rather will remain at the fixed Swap rate over the term of the Swap.  At December 31, 2007, we had repurchase agreements of $7.526 billion and Swaps with an aggregate notional amount of $4.628 billion which had a weighted average fixed pay rate of 4.83% and a weighted average remaining term of 30 months.  The remainder of our repurchase agreements, which are not hedged, had a weighted average term of 15 months at December 31, 2007.  (See Notes 2(n) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

For 2007, our net interest income increased by $26.2 million, or 70.4%, to $63.5 million, from $37.3 million for 2006.  This increase reflects the growth in our interest-earning assets, an increase in the yield on our MBS and an improvement in our net interest spread as MBS yields relative to our cost of funding widened.  For 2007, our net interest spread and margin increased to 0.35% and 0.91%, respectively, from 0.12% and 0.78%, respectively, for 2006.  The following table presents quarterly information regarding our net interest spread and net interest margin for the quarters presented:

For the Quarter Ended	Net Interest Spread	Net Interest Margin
December 31, 2007	0.65%	1.22%
September 30, 2007	0.36	0.90
June 30, 2007	0.20	0.74
March 31, 2007	0.16	0.73
December 31, 2006	0.08	0.72

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarterly periods presented:

For the Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Interest-Earning Cash, Cash Equivalents and Restricted Cash	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
December 31, 2007	$7,681,065	$109,999	$196,344	$112,284	5.70%	$6,975,521	$88,881	5.05%	$23,403
September 30, 2007	6,852,994	95,590	90,006	96,716	5.57	6,225,695	81,816	5.21	14,900
June 30, 2007	6,696,979	90,392	51,160	91,026	5.39	6,051,209	78,348	5.19	12,678
March 31, 2007	6,300,491	84,347	34,443	84,795	5.35	5,647,700	72,260	5.19	12,535
December 31, 2006	5,469,461	70,836	52,412	71,480	5.18	4,833,897	62,114	5.10	9,366
(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

For 2007, we had a net other loss of $20.1 million compared to a net other loss of $20.8 million for 2006.  Our net other losses for both periods were primarily comprised of losses realized on sales of our MBS.  During 2007, we realized losses of $21.8 million on sales of Agency and AAA rated, which primarily occurred during the third quarter of 2007.  As a result of these sales, we decreased the size of our non-Agency portfolio and positively impacted the spreads earned on our MBS portfolio by disposing of lower-yielding Agency MBS acquired prior to 2006.  During 2006, we realized a net loss of $23.1 million on sales of MBS, as a result of the repositioning of our MBS portfolio.

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

For 2007, we had operating and other expenses of $13.4 million, including real estate operating expenses and mortgage interest totaling $1.8 million attributable to our one remaining real estate investment.  For 2007, our non-real estate related overhead, comprised of compensation and benefits and other general and administrative expense, was $11.7 million, or 0.17% of average assets, compared to $9.6 million, or 0.20% of average assets, for 2006.  Our expenses as a percentage of our average assets decreased, as we grew our average assets by leveraging our existing and new equity capital during 2007.  The cost of our compensation and benefits increased by $890,000 for 2007 compared to the 2006, reflecting an increase in compensation to existing employees and our additional hires.  Our compensation expense of $6.6 million for 2007 included aggregate non-cash share-based expenses of $512,000, compared to $539,000 for 2006.  (See Note 13 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  Our other general and administrative expenses for 2007 were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the SOX Act, office rent, corporate insurance, Board fees and miscellaneous other operating costs.  The increase in our other general and administrative expense for 2007 to $5.1 million from $3.8 million for 2006, primarily reflects the cost of our additional office space as we grew and the renewal of our existing lease at our headquarters at current market rates commencing with the second quarter of 2007.

For 2007, we recognized $257,000 of income from discontinued operations related to a reduction of the $1.8 million built-in-gains tax of recognized on the sale of the Greenhouse, a 128-unit multi-family apartment building in Omaha, Nebraska, during 2006.  During 2006, we reported income of $3.5 million from discontinued operations, or $0.04 per common share, which primarily reflected a net gain of $4.4 million realized on sales of two real estate properties and related prepayment penalties of $712,000 incurred on the satisfaction of the mortgages secured by those properties.  The loss of $198,000 from discontinued operations for 2006 reflected the reclassified net results of operations for the two properties sold during such year.  (See Notes 2(h) and 6(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

CRITICAL ACCOUNTING POLICIES

Our management has the obligation to ensure that our policies and methodologies are in accordance with GAAP.  During 2008, management reviewed and evaluated our critical accounting policies and believes them to be appropriate.

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

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are primarily comprised of Agency and Senior MBS, as discussed and detailed in Notes 2(b), 2(e)  and 3 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.  All of our MBS are designated as available-for-sale and carried on the balance sheet at their fair value in accordance with Statement of Financial Accounting Standards (or FAS) No. 157, “Fair Value Measurements” (or FAS 157) with changes in fair value recorded as adjustments to other comprehensive (loss)/income, a component of stockholders’ equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

When the fair value of an available-for-sale security is less than its amortized cost, the investment is considered impaired and we are then required to consider whether the impairment is other-than-temporary.  When, in our judgment, we determine that an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, with the amount of impairment charged against earnings and removed from accumulated other comprehensive (loss)/income.  Our intent and ability to continue to hold our available-for-sale securities in an unrealized loss position until recovery, which may be at their maturity, is based on our reasonable judgment of the specific facts and circumstances impacting each such security at the time we make such assessment.  In making this assessment we review and consider factual information relating to us and our impaired securities, including expected cash flows, the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality of the underlying assets collateralizing such securities and current and anticipated market conditions.  Because our assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

Based on our assessments at December 31, 2008, we have determined that we have the ability and intent to continue to hold each of our impaired securities until recovery, which may be at their maturity, and do not have any present plans to sell any assets that are currently in an unrealized loss position.  As a result, we consider the impairment on each of our securities at December 31, 2008 to be temporary.

With respect to our Agency MBS, the full collection of principal, at par, and interest on our Agency MBS is guaranteed by the respective Agency guarantor, such that we believe that our Agency MBS do not expose us to credit related losses.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac and the U.S. Treasury’s commitment to purchase senior preferred stock in these Agencies has, and are expected to continue to, positively impact the value of our Agency MBS.  Our ability to hold each of our impaired Agency MBS until market recovery at December 31, 2008 is supported by our low leverage relative to our margin requirements.  In addition, given that our Agency MBS portfolio was in a net unrealized gain position at December 31, 2008, we could potentially sell Agency MBS that were in a gain position, if the need arose, allowing us to hold impaired securities until recovery.  Further, at December 31, 2008, we expect that anticipated increases in prepayments and decreases in market interest rates on mortgages will positively impact the value our Agency MBS in 2009.

We believe that the decline in the value of our non-Agency MBS during 2008 was primarily related to an overall widening of yields for many types of fixed income products, reflecting, among other things, reduced liquidity in the market.  Based on our credit analysis, we expect to collect our amortized cost and interest in full for each of our non-Agency MBS.  At December 31, 2008, we intended to continue to hold our impaired non-Agency MBS until recovery, which may be at their maturity.  In assessing our ability to hold each of our impaired non-Agency MBS, we considered the significance of our investment, their gross unrealized losses and related borrowings relative to our current and anticipated leverage capacity and liquidity position.  At December 31, 2008, our non-Agency MBS had a fair value of $204.0 million (2.0% of total MBS), unrealized losses of $130.3 million and related borrowings of $100.8 million (1.1% of repurchase borrowings).  Given the expected upward trend in prepayments for 2009 and other factors, we estimate that the recovery period for our non-Agency MBS will be approximately 18 months.  We determined that we had the ability and intent to continue to hold these securities until recovery, such that the impairment on each of our non-Agency MBS at December 31, 2008 was considered temporary.

The assessment of our ability and intent to continue to hold any of our impaired securities may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in our assessment of our ability and/or intent to hold impaired investment securities could result in us recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.  (See Note 2(e) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Fair Value Measurements

FAS 157 defines fair value, provides a framework for measuring fair value and sets forth disclosure requirements with respect to fair value measurements.  Pursuant to FAS 157, the “fair value” is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, FAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The evaluation methodology of our third-party pricing service incorporates commonly used market pricing methods, including a spread measurement to various indices such as the CMT and LIBOR, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  In the case of non-Agency MBS, observable inputs also include delinquency data and credit enhancement levels.  In light of the volatility and market illiquidity our pricing service expanded its evaluation methodology during 2008 with respect to non-Agency Hybrid MBS.  This enhanced methodology assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service collects current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.

Our Swaps are valued using a third party pricing service.  We review the valuations provided by our pricing service for reasonableness using internally developed models that apply readily observable market inputs.  In valuing our Swaps, we consider our credit worthiness, the credit worthiness of our counterparties and collateral provisions contained in our Swap agreements.  Based on the collateral provisions, no credit related adjustment was made in determining the value of our Swaps (each of which was in a liability position to us) at December 31, 2008.

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

Interest Income Recognition

Interest income on our MBS is accrued based on the actual coupon rate and the outstanding principal balance of such securities.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

Derivative Financial Instruments and Hedging Activities

We apply the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (or FAS 133) as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.  In accordance with FAS 133, a derivative, which is designated as a hedge, is recognized as an asset/liability and measured at fair value.  Our Hedging Instruments are comprised of Swaps, which hedge against increases in interest rates on our repurchase agreements.  Payments received on our Swaps decrease our interest expense, while payments made by us on our Swaps increase our interest expense.

To qualify for hedge accounting, we must, at inception of each hedge, anticipate and document that the hedge will be highly effective.  Thereafter we are required to monitor, on at a quarterly basis, whether the hedge continues to be, or if prior to the start date of the instrument is expected to be, effective.  Provided that the hedge remains effective, changes in the fair value of the Hedging Instrument are included in accumulated other comprehensive (loss)/income, a component of stockholders’ equity.  If we determine that the hedge is not effective, or that the hedge is not expected to be effective, the ineffective portion of the hedge will no longer qualify for hedge accounting and, accordingly, subsequent changes in the fair value of the ineffective Hedging Instrument would be reflected in earnings.

The gain or loss from a terminated Swap remains in accumulated other comprehensive (loss)/income until the forecasted interest payments affect earnings.  However, if it is probable that the forecasted interest payments will not occur, then the hedge is no longer considered effective and the entire gain or loss is recognized though earnings.  As a result, if it is determined that a hedge becomes ineffective, it could have a material impact on our results of operations.  In March 2008, we terminated 48 Swaps with an aggregate notional amount of $1.637 billion, resulting in net realized losses of $91.5 million.  In connection with the termination of these Swaps, we repaid the repurchase agreements that such Swaps hedged.  In addition, during, 2008, we recognized losses of $986,000 in connection with two Swaps terminated as a result of the Lehman bankruptcy, that we determined were ineffective.  To date, except for gains and losses realized on Swaps terminated as discussed above and determined to be ineffective, we have not recognized any change in the value of our Hedging Instruments through earnings as a result of the hedge or a portion thereof being ineffective.

At December 31, 2008, we had 127 Swaps with an aggregate notional balance of $3.970 billion (which included two forward-starting Swaps totaling $300.0 million), with gross unrealized losses of $237.3 million.  (See Notes 2(n) and 5 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Our Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  (See “Fair Value Measurements” included under Item 7 of this annual report on Form 10-K.)

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes.  We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to be taxed as a REIT.  Provided that we distribute all of our REIT taxable income annually, we do not generally expect to pay corporate level taxes and/or excise taxes.  Many of the REIT requirements, however, are highly technical and complex.  If we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Accounting for Stock-Based Compensation

We account for our equity based compensation on a fair value basis in accordance with FAS No. 123R, “Share-Based Payment,” (or FAS 123R).  We expense our equity based compensation awards over the vesting period of such awards using the straight-line method, based upon the fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(j) and 13(a) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Estimating the fair value of stock options requires that we use a model to value such options.  We use the Black-Scholes-Merton option model to value our stock options.  There are limitations inherent in this model, as with other models currently used in the market place to value stock options, as they typically were not designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that we issue.  We make significant assumptions in order to determine our option value, all of which are subjective.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash typically consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market transactions.  We typically use significant cash to repay principal and interest on our repurchase agreements, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  During 2008, we raised $689.8 million of equity capital through issuances of our common stock.  On June 3, 2008, we completed a public offering of 46,000,000 shares of our common stock, raising net cash proceeds of $304.3 million.  On January 23, 2008, we completed a public offering of 28,750,000 shares of our common stock, raising net cash proceeds of $253.0 million.  We used the net proceeds from these offerings to acquire additional Agency MBS, on a leveraged basis, and for working capital purposes.  In addition, during 2008, we issued approximately 965,000 shares of common stock pursuant to our DRSPP, raising net proceeds of approximately $5.6 million, and issued 20.8 million shares of common stock pursuant to our CEO Program, raising net proceeds of $127.0 million.  At December 31, 2008, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3.  At December 31, 2008, we had 9.4 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

To the extent that we raise additional equity capital through capital market transactions, we currently anticipate using cash proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreements, and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

During 2008, we purchased $5.202 billion of MBS using proceeds from repurchase agreements and cash.  During 2008, we received cash of $1.381 billion from prepayments and scheduled amortization on our investment securities.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In response to tightening of market credit conditions in March 2008, we reduced our target debt-to-equity multiple range from 8x to 9x to 7x to 9x.  To effect this strategy change, we sold MBS, generating net proceeds of $1.851 billion, which were primarily used to reduce our borrowings under our repurchase agreements.

Our existing repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  While repurchase agreement funding currently remains available to us at attractive rates from an increasing group of counterparties, it is our view that the banking system remains fragile in light of the probable credit impact of the current economic recession. To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion,” comprised of cash and cash equivalents, unpledged securities and collateral in excess of margin requirements held by our counterparties, to meet potential margin calls.  In addition, in line with our strategy adopted in early 2008, we continue to maintain lower leverage.  At December 31, 2008, our debt-to-equity multiple was 7.2x, compared to 8.1x at December 31, 2007.  Borrowings under repurchase agreements were $9.039 billion at December 31, 2008.

As a result of market events over the course of 2008, certain repurchase agreement lenders have been acquired, while other lenders acted to decrease their own leverage ratios by decreasing the amount of repurchase funding they make available.  In the normal course of our business, we seek to obtain new repurchase agreement counterparties and, at December 31, 2008, had amounts outstanding under repurchase agreements with 19 counterparties and continued to have available capacity under our repurchase agreement credit lines.

In connection with our repurchase agreements and Swaps, we routinely receive margin calls from our counterparties and make margin calls against our counterparties (i.e., reverse margin calls).  Margin calls and reverse margin calls may occur daily between us and any of our counterparties when the collateral value has changed from the amount contractually required.  The value of securities pledged as collateral changes as the factors for MBS change; reflecting principal amortization and prepayments, market interest rates and/or other market conditions change, and the market value of our Swaps change.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of securities and/or cash.

At December 31, 2008, we had a total of $10.027 billion of MBS and $70.7 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2008, we had $533.1 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $361.2 million, unpledged MBS of $88.6 million, excess collateral of $66.2 million and $17.1 million of securities pledged to us by counterparties.  To date, we have satisfied all of our margin calls and have never sold assets to meet any margin calls.

Our capacity to meet future margin calls is impacted by margin requirements and our cushion, which varies daily, based on the market value of our securities and our cash position, which is impacted by our operating, investing and financing activities.  (See our Consolidated Statements of Cash Flows, included under Item 8 of this annual report on Form 10-K.)  Changes in the market value of our assets and the timing of cash flows may cause our cushion to vary significantly from day to day.

As a result of reduced market liquidity during 2008, market yields for many types of fixed income products, including MBS, increased.  As a result, the fair value of our MBS decreased, causing margin calls for our repurchase agreements to increase.  The table below presents quarterly information about our 2008 margin transactions:

	Collateral Pledged During the Quarter to Meet Margin Calls
Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Cash and Securities Received For Reverse Margin Calls	Net Assets Received/ (Pledged) For Margin Activity
(In Thousands)
December 31, 2008	$373,551	$89,580	$463,131	$398,086	$(65,045)
September 30, 2008	241,253	32,886	274,139	283,392	9,253
June 30, 2008	198,763	17,351	216,114	317,773	101,659
March 31, 2008	322,370	123,373	445,743	294,893	(150,850)

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal amounts due on our repurchase agreements, non-cancelable office leases and the mortgage loan on the property held by our real estate subsidiaries at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter
(In Thousands)
Repurchase agreements	$8,316,153	$316,883	$289,800	$116,000	$-	$-
Mortgage loan	166	209	8,934	-	-	-
Long-term lease obligations	1,079	1,099	1,115	1,183	1,399	4,759
	$8,317,398	$318,191	$299,849	$117,183	$1,399	$4,759
Note: The above table does not include interest due on our repurchase agreements, Swaps, or mortgage loan.

During 2008, we paid cash distributions of $130.1 million on our common stock, $688,000 on dividend equivalent rights (or DERs) and $8.2 million on our preferred stock.  In addition, on December 11, 2008, we declared our fourth quarter 2008 dividend on our common stock and DERs of $0.21 per share, which totaled $46.2 million and $175,000, respectively, and was paid on January 30, 2009 to stockholders of record on December 31, 2008.

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

INFLATION

Substantially all of our assets and liabilities are financial in nature.  As a result, changes in interest rates and other factors impact our performance far more than does inflation.  Our financial statements are prepared in accordance with GAAP and dividends are based upon net ordinary income as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, “Risk Factors” of this annual report on Form 10-K.

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

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates.  In measuring our repricing gap (i.e., the weighted average time period until our ARM-MBS are expected to prepay or reprice less the weighted average time period for liabilities to reprice (or Repricing Gap)), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolio; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with December 31, 2008, the monthly CPR on our MBS portfolio ranged from a high of 25.4% experienced during the quarter ended March 31, 2007 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average quarterly CPR of 14.9%.

The following table presents information at December 31, 2008 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying a 15% CPR, 20% CPR and 25% CPR.

CPR	Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0% (2)	56	16	40
15%	36	16	20
20%	32	16	16
25%	28	16	12
  (1) Reflects the effect of our Swaps.
  (2) Reflects contractual maturities, which does not consider any prepayments.

At December 31, 2008, our financing obligations under repurchase agreements had a weighted average remaining contractual term of approximately four months.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  Our Swaps however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  At December 31, 2008, we had repurchase agreements of $9.039 billion, of which $3.670 billion were hedged with active Swaps.  At December 31, 2008, our Swaps had a weighted average fixed-pay rate of 4.21% and extended 29 months on average with a maximum term of approximately six years.

We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  For 2008, our Swaps increased our borrowing costs by $54.0 million, or 62 basis points.

As market interest rates declined, the value of our Swaps decreased during 2008.  At December 31, 2008, our Swaps were in an unrealized loss position of $237.3 million.  We expect that the value of our Swaps will improve over the course of 2009, as they amortize and the term of the remaining Swaps shorten.  During 2009, $963.4 million, or 24.3%, of our $3.970 billion Swap notional is scheduled to amortize.

The interest rates for most of our adjustable-rate assets primarily reprice based on LIBOR, and, to a lesser extent, based on CMT, or MTA, while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, during 2008, at times LIBOR moved inversely to the CMT, which was not significant to us.  At December 31, 2008, when in the adjustable period, 82.8% of our ARM-MBS were LIBOR based (of which 76.4% were based on 12-month LIBOR and 6.4% were based on six-month LIBOR), 13.3% were based on CMT, 3.5% were based on MTA and 0.4% were based on COFI.

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

The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period.  A positive gap, where repricing of interest-rate sensitive assets exceeds the repricing of interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising interest rate environment and decreasing in a falling interest rate environment; conversely, a negative gap, where the repricing of interest rate sensitive liabilities exceeds the repricing of interest-rate sensitive assets will generate opposite results.  As presented in the following table, at December 31, 2008, we had a negative gap of $2.359 billion in our less than three month category.  The following gap analysis is prepared assuming a 15% CPR; however, actual future prepayment speeds could vary significantly.  The gap analysis does not reflect the constraints on the repricing of ARM-MBS in a given period resulting from interim and lifetime cap features on these securities, nor the behavior of various indices applicable to our assets and liabilities.  The gap methodology does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also fails to account for interest rate caps and floors imbedded in our MBS or include assets and liabilities that are not interest rate sensitive.  The notional amount of our Swaps is presented in the following table, as they fix the cost and repricing characteristics of a portion of our repurchase agreements.  While the fair value of our Swaps are reflected in our consolidated balance sheets, the notional amounts, presented in the table below, are not.

	At December 31, 2008
	Less than Three Months	Three Months to One Year	One Year to Two Years	Two Years to Three Years	Beyond Three Years	Total
(In Thousands)
Interest-Earning Assets:
Investment securities	$914,980	$1,420,288	$1,694,750	$2,129,337	$3,963,228	$10,122,583
Cash and restricted cash	431,916	-	-	-	-	431,916
Total interest-earning assets	$1,346,896	$1,420,288	$1,694,750	$2,129,337	$3,963,228	$10,554,499

Interest-Bearing Liabilities:
Repurchase agreements	$7,375,586	$940,567	$316,883	$289,800	$116,000	$9,038,836
Mortgage payable on real estate	-	-	-	9,309	-	9,309
Total interest-bearing liabilities	$7,375,586	$940,567	$316,883	$299,109	$116,000	$9,048,145

Gap before Hedging Instruments	$(6,028,690)	$479,721	$1,377,867	$1,830,228	$3,847,228	$1,506,354
Swaps, notional amount (1)	$3,670,055	-	-	-	-	$3,670,055
Cumulative Difference Between Interest-Earning Assets and Interest-Bearing Liabilities after Hedging Instruments	$(2,358,635)	$(1,878,914)	$(501,047)	$1,329,181	$5,176,409
(1) Does not include $300.0 million of forward-starting Swaps.

The information presented in the following table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio on December 31, 2008.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Change in Interest Rates	Estimated Value of MBS	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (1)	Estimated Change in Fair Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$9,864,455	$(155,435)	$9,709,020	$(176,272)	(6.26)%	(1.78)%
+ 50 Basis Point Increase	$10,017,306	$(196,363)	$9,820,943	$(64,349)	(2.36)%	(0.65)%
Actual at December 31, 2008	$10,122,583	$(237,291)	$9,885,292	-	-	-
- 50 Basis Point Decrease	$10,180,280	$(278,219)	$9,902,061	$16,769	(0.84)%	0.17%
-100 Basis Point Decrease	$10,190,402	$(319,147)	$9,871,255	$(14,037)	(6.95)%	(0.14)%
(1) Excludes cash investments, which have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the above table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2008.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the above table.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps, should interest rates immediately change (or Shock).  The table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at December 31, 2008, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.79 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.88).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

MARKET VALUE RISK

All of our investment securities are designated as “available-for-sale” and, as such, are reflected at their fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive (loss)/income, a component of Stockholders’ Equity.  (See Note 12 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  The fair value of our MBS fluctuates primarily due to changes in interest rates and other factors.  At December 31, 2008, our investments were primarily comprised of Agency MBS and Senior MBS.  While changes in the fair value of our MBS are generally not believed to be credit-related, the illiquidity in the markets and the increase in market yields has had a significant negative impact on the market value of our non-Agency MBS in particular.  At December 31, 2008, our non-Agency MBS, which were primarily comprised of Senior MBS, had a fair value of $204.0 million and an amortized cost of $332.9 million.  We expect to continue to hold our non-Agency MBS that were in an unrealized loss position until market recovery, which may be at their maturity.

Our Senior MBS are secured by pools of residential mortgages, which are not guaranteed by the U.S. government, any federal agency or any federally chartered corporation, but rather are the most senior classes from their respective securitizations and have the highest priority to cash flows from their related collateral pools.  The loans collateralizing our Senior MBS include Hybrids, with fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, adjustable-rate mortgages.

The following table presents additional information about the underlying loan characteristics of our Senior MBS with an amortized cost in excess of $1.0 million, detailed by year of MBS securitization, held at December 31, 2008.

	Securities with Average Loan FICO of 715 or Higher (1) (2)			Securities with Average Loan FICO Below 715 (1) (2)
Year of Securitization	2007	2006	2005 and Prior	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	4	3	6	7	20
MBS current face	$162,417	$45,311	$58,129	$73,036	$338,893
MBS amortized cost	$156,996	$41,852	$57,875	$71,930	$328,653
MBS fair value	$90,855	$24,719	$37,177	$48,852	$201,603
Weighted average price	55.9%	54.6%	64.0%	66.9%	59.5%
Weighted average coupon (3)	5.96%	5.55%	4.86%	5.37%	5.59%
Weighted average loan age (months) (3) (4)	20	36	53	60	36
Weighted average loan to value at origination (3) (5)	72%	66%	70%	78%	72%
Weighted average FICO at origination (3) (5)	741	740	733	694	729
Owner-occupied loans	92.9%	92.9%	91.4%	77.7%	89.40%
Rate-term refinancings	31.9%	28.1%	25.5%	9.6%	25.5%
Cash-out refinancings	25.4%	35.3%	13.6%	39.0%	27.6%
3 Month CPR (4)	4.9%	9.1%	19.7%	16.8%	10.6%
60+ days delinquent (5)	6.6%	5.8%	6.9%	16.5%	8.7%
Borrowers in bankruptcy (5)	0.5%	0.7%	0.6%	2.5%	1.0%
Credit enhancement (5) (6)	6.7%	5.8%	10.7%	33.3%	13.0%

(1)
FICO, named after Fair Isaac Corp, is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness.  FICO scores are reported borrower FICO scores at origination for each loan.

(2)
Of the 20 non-Agency MBS shown in this table, 14 were rated by Moody’s, nine of which was assigned a Aaa rating; nine were rated by Fitch, seven of which was assigned a AAA rating; and 18 were rated by S&P, 15 of which were assigned a AAA rating.

(3)	Weighted average is based on MBS current face at December 31, 2008.

(4)	Information provided is based on loans for individual group owned by us.

(5)	Information provided is based on loans for all groups that provide credit support for our MBS.

(6)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security.  All of the above non-Agency MBS were Senior MBS and therefore carry less credit risk than the junior securities that provide their credit enhancement.

At origination the loans underlying our Senior MBS were generally Prime and Alt-A Hybrid ARM mortgage loans.  There are no material differences between the loans underlying the AAA rated securities versus the non-AAA rated securities.  The rating differences are instead based on the level of credit enhancement (subordination) relative to delinquencies and expected losses on each mortgage pool.  Downgrades are typically due to rating agency adjustments to their models which change (increase) their expected losses relative to the existing level of credit enhancement.  Rating agencies require a certain multiple of coverage of the expected loss amount.  During 2008, six of our Senior MBS experienced downgrades in rating from AAA to non-AAA by at least one Rating Agency.  These six Senior MBS had an aggregate cost of $225.8 million and an aggregate fair value of $126.9 million at December 31, 2008.

The underlying ARMs collateralizing our Senior MBS are located in many geographic regions.  The following table presents the six largest geographic concentrations of the ARMs collateralizing our Senior MBS, with an amortized cost in excess of $1.0 million, held at December 31, 2008:

Property Location	Percent
Southern California	30.7%
Northern California	18.7%
Florida	6.7%
Virginia	3.6%
New York	3.1%
New Jersey	3.0%

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls are not met, our lender could liquidate the securities collateralizing our repurchase agreements with such lender, potentially resulting in a loss to us.  To avoid forced liquidations, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”.  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold.  Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.  Further, if we were unable to meet margin calls, lenders could sell the securities collateralizing such repurchase agreements, which sales could result in a loss to us.  To date, we have satisfied all of our margin calls and have never sold assets to meet any margin calls.

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

We typically pledge high-quality MBS and cash to secure our repurchase agreements and Swaps.  At December 31, 2008, we had $533.1 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $361.2 million, unpledged MBS of $88.6 million, excess collateral of $66.2 million and $17.1 million of securities pledged to us by counterparties.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At December 31, 2008, the net premium on our investment securities portfolio for financial accounting purposes was $113.3 million (1.1% of the principal balance of total MBS); while the net premium for income tax purposes was estimated at $111.7 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	45

Financial Statements:

Consolidated Balance Sheets at
December 31, 2008 and December 31, 2007	46
Consolidated Statements of Income for the years ended
December 31, 2008, 2007 and 2006	47
Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2008, 2007 and 2006	48
Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007 and 2006	49
Consolidated Statements of Comprehensive (Loss)/Income for the years ended
December 31, 2008, 2007 and 2006	50
Notes to the Consolidated Financial Statements	51

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Financial, Inc.

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. (formerly known as MFA Mortgage Investments, Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive (loss)/income for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Financial, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations, its cash flows, and its comprehensive (loss)/income for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MFA Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 13, 2009

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
(In Thousands, Except Per Share Amounts)
Assets:
Investment securities at fair value (including pledged mortgage-backed securities (“MBS”) of $10,026,638 and $8,046,947 at December 31, 2008 and 2007, respectively, (Notes 3, 7, 8 and 14)	$10,122,583	$8,302,797
Cash and cash equivalents (Notes 2(c) and 8)	361,167	234,410
Restricted cash (Note 2(d))	70,749	4,517
Interest receivable (Note 4)	49,724	43,610
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(n), 5, 8 and 14)	-	103
Real estate, net (Note 6)	11,337	11,611
Securities held as collateral, at fair value (Note 8)	17,124	-
Goodwill (Note 2(f))	7,189	7,189
Prepaid and other assets	1,546	1,622
Total Assets	$10,641,419	$8,605,859

Liabilities:
Repurchase agreements (Notes 7 and 8)	$9,038,836	$7,526,014
Accrued interest payable	23,867	20,212
Mortgage payable on real estate (Note 6)	9,309	9,462
Swaps, at fair value (Notes 2(n), 5, 8 and 14)	237,291	99,836
Obligations to return cash and security collateral, at fair value (Note 8)	22,624	-
Dividends and dividend equivalents payable (Note 10(b))	46,351	18,005
Accrued expenses and other liabilities	6,064	5,067
Total Liabilities	$9,384,342	$7,678,596

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at December 31, 2008 and 2007 ($96,000 aggregate liquidation preference) (Note 10)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 219,516 and 122,887 issued and outstanding at December 31, 2008 and 2007, respectively (Note 10)	2,195	1,229
Additional paid-in capital, in excess of par	1,775,933	1,085,760
Accumulated deficit	(210,815)	(89,263)
Accumulated other comprehensive loss (Note 12)	(310,274)	(70,501)
Total Stockholders’ Equity	$1,257,077	$927,263
Total Liabilities and Stockholders’ Equity	$10,641,419	$8,605,859

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands, Except Per Share Amounts)
Interest Income:
Investment securities (Note 3)	$519,788	$380,328	$216,871
Cash and cash equivalent investments	7,729	4,493	2,321
Interest Income	$527,517	$384,821	$219,192

Interest Expense (Notes 5 and 7)	342,688	321,305	181,922

Net Interest Income	$184,829	$63,516	$37,270

Other Income/(Loss):
Net loss on sale of MBS (Note 3)	$(24,530)	$(21,793)	$(23,113)
Other-than-temporary impairment on investment securities (Note 3)	(5,051)	-	-
Revenue from operations of real estate (Note 6)	1,603	1,638	1,556
Loss on termination of Swaps, net (Note 5)	(92,467)	(384)	-
Miscellaneous other income, net	298	422	708
Other Losses	$(120,147)	$(20,117)	$(20,849)

Operating and Other Expense:
Compensation and benefits (Note 13)	$10,470	$6,615	$5,725
Real estate operating expense and mortgage interest (Note 6)	1,777	1,764	1,617
New business initiative (Note 16)	1,167	-	-
Other general and administrative expense	5,471	5,067	3,843
Operating and Other Expense	$18,885	$13,446	$11,185

Income from Continuing Operations	$45,797	$29,953	$5,236

Discontinued Operations: (Note 6)
Gain on sale of real estate, net of tax	$-	$257	$4,432
Loss from discontinued operations, net	-	-	(198)
Mortgage prepayment penalty	-	-	(712)
Income from Discontinued Operations	$-	$257	$3,522

Net Income Before Preferred Stock Dividends	$45,797	$30,210	$8,758
Less: Preferred Stock Dividends	8,160	8,160	8,160
Net Income to Common Stockholders	$37,637	$22,050	$598

Income/(Loss) Per Share of Common Stock: (Note 11)
Income/(loss) per share from continuing operations – basic and diluted	$0.21	$0.24	$(0.03)
Income from discontinued operations – basic and diluted	-	-	0.04
Income Per Share of Common Stock – Basic and Diluted	$0.21	$0.24	$0.01

Dividends Declared Per Share of Common Stock (Note 10(b))	$0.810	$0.415	$0.210

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2008		2007		2006
	Dollars	Shares	Dollars	Shares	Dollars	Shares
(In Thousands, Except Per Share Amounts)
Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 Per Share:
Balance at beginning of year	$38	3,840	$38	3,840	$38	3,840
Issuance of shares	-	-	-	-	-	-
Balance at end of year	$38	3,840	$38	3,840	$38	3,840

Common Stock, Par Value $0.01:
Balance at beginning of year	$1,229	122,887	$807	80,695	$801	80,121
Issuance of common stock	966	96,629	422	42,192	15	1,501
Repurchase of common stock	-	-	-	-	(9)	(927)
Balance at end of year	$2,195	219,516	$1,229	122,887	$807	80,695

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$1,085,760		$776,743		$770,789
Issuance of common stock, net of expenses	688,863		308,506		11,103
Share-based compensation expense	1,356		511		539
Shares withheld upon exercise of common stock	(46)		-		-
Repurchase of common stock	-		-		(5,688)
Balance at end of year	$1,775,933		$1,085,760		$776,743

Accumulated Deficit:
Balance at beginning of year	$(89,263)		$(68,637)		$(52,315)
Net income	45,797		30,210		8,758
Dividends declared on common stock	(158,512)		(42,231)		(16,920)
Dividends declared on preferred stock	(8,160)		(8,160)		(8,160)
Payments on dividend equivalent rights (“DERs”)	(677)		(445)		-
Balance at end of year	$(210,815)		$(89,263)		$(68,637)

Accumulated Other Comprehensive Loss:
Balance at beginning of year	$(70,501)		$(30,393)		$(58,211)
Unrealized (losses)/gains on investment securities, net	(102,215)		60,227		30,733
Unrealized losses on interest rate cap agreements (“Caps”), net	-		(83)		(342)
Unrealized losses on Swaps	(137,558)		(100,252)		(2,573)
Balance at end of year	$(310,274)		$(70,501)		$(30,393)

Total Stockholders’ Equity at year end	$1,257,077		$927,263		$678,558

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Cash Flows From Operating Activities:
Net income	$45,797	$30,210	$8,758
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	25,101	22,143	25,245
Gains on sale of MBS	(571)	(350)	(2,132)
Losses on termination of Swaps	92,467	627	-
Gains on termination of Swaps	-	(243)	-
Other-than-temporary impairment charges	5,051	-	-
Amortization of purchase premium on MBS, net of accretion of discounts	18,871	27,535	30,974
Amortization of premium cost for Caps	-	278	1,700
Increase in interest receivable	(6,114)	(10,428)	(8,984)
Depreciation and amortization on real estate, including discontinued operations	451	432	574
(Increase)/decrease in other assets and other	(102)	(467)	18
Increase/(decrease) in accrued expenses and other liabilities	997	2,176	(1,950)
Increase/(decrease) in accrued interest payable	3,655	(2,952)	(30,993)
Gain on sale of real estate included in discontinued operations	-	(257)	(6,660)
Loss on sale of real estate included in discontinued operations	-	-	408
Equity-based compensation expense	1,356	511	539
Negative amortization and principal accretion on investments securities	(534)	(537)	(1,614)
Net cash provided by operating activities	$186,425	$68,678	$15,883

Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	$1,380,547	$1,697,287	$1,637,304
Proceeds from sale of MBS	1,851,019	844,480	1,843,659
Purchases of MBS and other investment securities	(5,202,083)	(4,492,460)	(4,128,466)
Proceeds from sale of real estate	-	-	23,534
Additions to leasehold improvements	-	(231)	-
Net cash used by investing activities	$(1,970,517)	$(1,950,924)	$(623,969)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(63,987,878)	$(43,374,020)	$(21,101,718)
Proceeds from borrowings under repurchase agreements	65,500,700	45,177,323	21,724,897
Proceeds from terminations of Swaps	-	243	-
Payments on termination of Swaps	(91,868)	(627)	-
Payments made for margin calls on repurchase agreements and Swaps	(263,191)	(6,172)	-
Cash received for reverse margin calls on repurchase agreements and Swaps	202,459	1,655	-
Proceeds from issuances of common stock	689,783	308,928	11,118
Dividends paid on preferred stock	(8,160)	(8,160)	(8,160)
Common stock repurchased	-	-	(6,127)
Dividends paid on common stock and DERs	(130,843)	(29,570)	(16,079)
Principal payments on and satisfaction of mortgages from discontinued operations	(153)	(144)	(12,946)
Net cash provided by financing activities	$1,910,849	$2,069,456	$590,985
Net increase/(decrease) in cash and cash equivalents	126,757	187,210	(17,101)
Cash and cash equivalents at beginning of period	234,410	47,200	64,301
Cash and cash equivalents at end of period	$361,167	$234,410	$47,200

Supplemental Disclosure of Cash Flow Information:
Interest paid	$339,687	$332,566	$219,262
Mortgage prepayment penalty paid – discontinued operations	$-	$-	$712
Built-in gains taxes (refunded)/paid on sales of real estate	$-	$(91)	$1,320
Noncash investing and financing activities:
Dividends and DERs declared and unpaid	$46,351	$18,005	$4,899

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Net income before preferred stock dividends	$45,797	$30,210	$8,758
Other Comprehensive (Loss)/Income:
Unrealized (loss)/gain on investment securities arising during the period, net	(95,474)	49,352	6,165
Reclassification adjustment for MBS sales	(8,241)	10,875	24,568
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	1,500	-	-
Unrealized loss on Caps arising during the period, net	-	(83)	(342)
Unrealized loss on Swaps arising during the period, net	(186,530)	(100,252)	(2,573)
Reclassification adjustment for net losses included in net income from Swaps	48,972	-	-
Comprehensive (loss)/income before dividends on preferred stock	$(193,976)	$(9,898)	$36,576
Dividends on preferred stock	(8,160)	(8,160)	(8,160)
Comprehensive (Loss)/Income to Common Stockholders	$(202,136)	$(18,058)	$28,416

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  (See Note 10(b).)

On December 29, 2008, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland changing its name from “MFA Mortgage Investments, Inc.” to “MFA Financial, Inc.”  The name change became effective on January 1, 2009.

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

(b) MBS/Investment Securities
The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in investment securities on the Consolidated Balance Sheets and the value of the MBS pledged are disclosed parenthetically.  (See Notes 3, 7 and 8.)

The Company’s investment securities are comprised primarily of Hybrid MBS (which have a fixed interest rate for a specified period, typically three to ten years, and, thereafter, generally reset annually) and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”).  To a lesser extent the Company has investments in non-Agency MBS, which are not guaranteed by any agency of the U.S. government.  The Company’s non-Agency MBS are primarily comprised of residential MBS that represent the senior most tranches, which have the highest priority to cash flows from the related collateral pool, within the MBS structure (“Senior MBS”) and, therefore are the last tranches to be impacted by credit losses.  The Company’s non-Agency MBS, including Senior MBS, may or may not be rated by a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”).  In addition, the Company may have investments in mortgage-related securities and other investments.  (See Note 3.)

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”) which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s investment securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss)/income, a component of Stockholders’ Equity.  (See Note 2(l).)  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  (See Note 14.)  The Company applies the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FASB Impairment Position”).

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive (loss)/income to earnings as a realized gain or loss using the specific identification method.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  Premiums and discounts associated with the Agency MBS and MBS rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  Certain of the Agency MBS owned by the Company contractually provide for negative amortization, which occurs when the full amount of the stated coupon interest due on the distribution date for an MBS is not received from the underlying mortgages.  The Company recognizes such interest shortfall on its Agency MBS as interest income with a corresponding increase in the related Agency MBS principal value (i.e., par) as the interest shortfall is guaranteed by the issuing agency.

Interest income on the Company’s securities rated A or lower, is recognized in accordance with Emerging Issues Task Force (“EITF”) of the FASB Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) as amended by FASB Staff Position (“FSP”) EITF 99-20-1 “Amendments to the Impairment Guidance of EITF 99-20” (“EITF 99-20-1”).  Pursuant to EITF 99-20, cash flows from a security are estimated based on the holder’s best estimate of current information and events and the excess of the future cash flows over the investment is recognized as interest income under the effective yield method.  The Company reviews and, if appropriate, makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.  The Company assesses the applicability of EITF 99-20 on a security by security basis at the date of acquisition and on a subsequent basis for securities that have experienced both an other-than-temporary impairment and a downgrade in rating to single A or lower by a Rating Agency.  (See Notes 2(o) and 3.)

(c) Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents include cash pledged to the Company by its counterparties as a result of reverse margin calls.  The Company held $5.5 million of cash pledged by a repurchase agreement counterparty at December 31, 2008 and did not hold any cash collateral at December 31, 2007.  At December 31, 2008, all of the Company’s cash investments were in high quality overnight money market funds.  The carrying amount of cash equivalents is deemed to be their fair value.  (See Note 8.)

(d) Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to Swap or repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the Swap or repurchase agreement.  The Company had restricted cash, held as collateral against its Swaps, of $70.7 million and $4.5 million at December 31, 2008 or 2007, respectively.  (See Notes 5, 7 and 8.)

(e) Credit Risk/Other-Than-Temporary Impairments
The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Hybrid and adjustable-rate MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one Rating Agency.  The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof.  At December 31, 2008, all of the Company’s MBS were secured by pools of first lien mortgages on residential properties.  At December 31, 2008, 93.7% of the Company’s assets consisted of Agency MBS and related receivables, 1.9% were Senior MBS and related receivables and 4.1% were cash, cash equivalents and restricted cash; combined these assets comprised 99.7% of the Company’s total assets.  The Company’s remaining assets consisted of an investment in real estate, securities held as collateral, goodwill, prepaid and other assets and other non-Agency MBS.  (See Notes 3 and 8.)

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.  Even if the inability to collect is not probable, the Company may recognize an other-than-temporary loss if, for example, the Company does not have the intent and ability to hold a security until its fair value has recovered.  During the year ended December 31, 2008, the Company recognized other-than-temporary impairments of $5.1 million, of which $4.9 million reflected a full write-off against two unrated investment securities and $183,000 was an impairment charge against one non-Agency MBS that was rated BB.  The Company did not recognize any other-than-temporary impairment charges against any securities during the years ended December 31, 2007 and 2006. (See Note 3.)

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

(f) Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At December 31, 2008 and December 31, 2007, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its merger formation in 1998.  Goodwill is tested for impairment at least annually at the entity level.  Through December 31, 2008, the Company had not recognized any impairment against its goodwill.

(g) Real Estate
At December 31, 2008, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Notes 2(h) and 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(h) Real Estate Held-for-Sale/Discontinued Operations
The Company accounts for its real estate held-for-sale in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”).  Among other things, FAS 144 provides that a long-lived asset classified as held-for-sale shall: (i) not be depreciated while classified as held-for-sale; (ii) be measured at the lower of its carrying amount or fair value less cost to sell; and (iii) result in a loss recognized for any initial or subsequent write-down to fair value less cost to sell or a gain recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.  A gain or loss, not previously recognized that results from the sale of a long-lived asset shall be recognized at the date of sale.  In accordance with FAS 144, as amended by Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), revenues and expenses for the Company’s indirect interest in a property classified as held-for-sale or sold have been reclassified as discontinued operations, on a net basis for each of the periods presented.  This reclassification had no effect on the Company’s reported net income.  (See Note 6.)

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

(i) Repurchase Agreements
The Company finances the acquisition of its MBS through repurchase agreements.  Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines as the MBS principal is repaid.  In addition, margin calls may also occur when the fair value of the MBS pledged as collateral declines due to changes in market interest rates, spreads or other market conditions.  To date, the Company has satisfied all of its margin calls and has never sold assets to meet any margin calls.  (See Notes 7 and 8.)

The Company’s repurchase agreements typically have terms ranging from one to three months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At December 31, 2008, the Company had outstanding balances under repurchase agreements with 19 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company, including interest payable, and the fair value of the securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $139.7 million, or 11.1% of stockholders’ equity, related to repurchase agreements.  (See Note 7.)

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(j) Equity Based Compensation
The Company accounts for its stock-based compensation in accordance with FAS No. 123R, “Share-Based Payment” (“FAS 123R”).  The Company uses the Black-Scholes-Merton option model to value its stock options.  There are limitations inherent in this model, as with all other models currently used in the market place to value stock options.  For example, the Black-Scholes-Merton option model was not designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that are issued to certain employees.  Significant assumptions are made in order to determine the Company’s option value, all of which are subjective.  The fair value of the Company’s stock options are expensed using the straight-line method.

Pursuant to FAS 123R, compensation expense for restricted stock awards, restricted stock units (“RSUs”) and stock options is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  DERs attached to such awards are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant, or at such time that there is no longer a risk of forfeiture.  A zero forfeiture rate is applied to the Company’s equity based awards, given that such awards have been granted to a limited number of employees, and that historical forfeiture rates have been minimal.  Should information arise indicating that forfeitures may occur, the forfeiture rate would be revised and accounted for as a change in estimate.  To the extent that dividends or DERs are paid pursuant to the terms of any unvested equity based awards, the grantees of such awards are not required to return such payments to the Company.  Accordingly, payments made on any such awards that ultimately do not vest are recognized as additional compensation expense at the time an award is forfeited.  With respect to certain restricted stock grants, however, dividends accrue to the benefit of the grantee but are only paid to the extent that these restricted shares vest.  To the extent that these restricted stock grants are forfeited by the grantee prior to vesting, all accrued but unpaid dividends will be retained by the Company.  There were no forfeitures of any equity based compensation awards during the three years ended December 31, 2008.  (See Note 13.)

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

(l) Comprehensive (Loss)/Income
The Company’s comprehensive (loss)/income includes net income/(loss), the change in net unrealized gains/(losses) on investment securities and derivative instruments, adjusted by realized net gains/(losses) included in net income/(loss) for the period and reduced by dividends declared on the Company’s preferred stock.

(m) U.S. Federal Income Taxes
The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT.  A REIT is not subject to tax on its earnings to the extent that it distributes its REIT taxable income to its stockholders.  As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the “Built-in Gain Rules” of the Code, a REIT is subject to a corporate tax if it disposes of an asset acquired in a transaction where the REIT’s basis in such asset is determined in whole or in part by reference to a C corporation’s basis in the transferred property from the C corporation during the ten-year period following the initial acquisition of such asset.  Such built-in gain tax is imposed at the highest regular corporate tax rate on the lesser of (i) the amount of gain recognized by the REIT at the time of the sale or disposition of such asset or (ii) the amount of such asset’s built-in gain at the time the asset was acquired from the non-REIT C corporation.  During the first quarter of 2006, the Company was subject to a built-in gains tax of $1.8 million in connection with the sale of Greenhouse, which, net of such tax and selling expenses, resulted in a gain of $4.8 million.  During the quarter ended December 31, 2007, the Company recognized income of $257,000 related to a reduction of the $1.8 million of built-in gains tax previously recognized on the sale of Greenhouse.  (See Note 6.)

(n) Derivative Financial Instruments/Hedging Activity
The Company hedges a portion of its interest rate risk through the use of derivative financial instruments, which, to date, have been comprised of Swaps and Caps (collectively, “Hedging Instruments”).  The Company accounts for Hedging Instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company’s Hedging Instruments are carried on the balance sheet at their fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Hedging Instruments are designated as “cash flow hedges,” the change in the fair value of any such instrument is recorded in other comprehensive (loss)/income provided that the hedge is effective.  The change in fair value of any ineffective amount of a Hedging Instrument is recognized in earnings.  To date, the Company has recognized gains and losses realized on Swaps that have been terminated early and deemed ineffective.  The Company has not recognized any change in the value of its existing Hedging Instruments through earnings as a result of any Hedging Instrument or a portion thereof being ineffective.

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the Hedging Instruments and the hedged liability.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” as defined by FAS 133.  The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a Hedging Instrument is no longer appropriate.

The Company utilizes Hedging Instruments to manage a portion of its interest rate risk and does not enter into derivative transactions for speculative or trading purposes.  (See Notes 2(o) and 5.)

Interest Rate Swaps
The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its borrowings.  No cost is incurred by the Company at the inception of a Swap, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on the London Interbank Offered Rate (“LIBOR”) on the notional amount of the Swap.  Consistent with market practice, the Company has individually negotiated agreements with its Swap counterparties to exchange collateral (i.e., margining) based on the level of fair values of the derivative contracts they have executed.  Through the margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  The Company does not offset cash collateral receivables or payables against its net derivative positions.  The Company had restricted cash of $70.7 million and $4.5 million pledged against its Swaps at December 31, 2008 and 2007, respectively.  If, during the term of the Swap, a Counterparty should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  (See Note 8.)

The fair value of the Company’s Swaps are reflected in the consolidated balance sheets, while their notional amounts are not.  All changes in the value of Swaps are recorded in accumulated other comprehensive (loss)/income, provided that the hedge remains effective.  The Company’s Swaps are valued by a third party pricing service, which prices are independently reviewed by the Company for reasonableness.  If it becomes probable that the forecasted transaction (which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements) will not occur by the end of the originally specified time period, as documented at the inception and throughout the term of the hedging relationship, then the related gain or loss in accumulated other comprehensive (loss)/income is recognized through earnings.  A gain or loss from a terminated Swap remains in accumulated other comprehensive (loss)/income until the forecasted interest payments affect earnings.  However, if it is probable that the forecasted interest payments will not occur, then the entire gain or loss is recognized through earnings.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
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

In order for the Company’s Caps to qualify for hedge accounting, upon entering into the Cap, the Company must anticipate that the hedge will be “highly effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Cap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Cap.  Provided that the hedge remains effective, changes in the fair value of the Caps are included in other comprehensive (loss)/income.  Upon commencement of the Cap active period, the premium paid to enter into the Cap is amortized to interest expense.  The periodic amortization of Cap premiums are based on an allocation of the premium, determined at inception of the hedge.  Payments received in connection with Caps, if any, reduce interest expense.  If it is determined that a Cap is not effective, the premium would be reduced and a corresponding charge made to interest expense for the ineffective portion of the Cap.  The maximum cost related to the Company’s Caps is limited to the premium paid to enter into the Cap.  The Company had no Caps at December 31, 2008 or December 31, 2007.  (See Note 5(b).)

(o) Adoption of New Accounting Standards and Interpretations
Fair Value Measurements
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

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.  (See Note 14.)

Fair Value Option for Financial Assets and Financial Liabilities
FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable.  The Company’s adoption of FAS 159 on January 1, 2008 did not have a material impact on its consolidated financial statements, as the Company did not elect the fair value option.

Right of Setoff for Derivative Contracts
FASB Interpretation (“FIN”) No. 39-1, “Amendment of FASB Interpretation No. 39.” (“FIN 39-1”), defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet.  In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The adoption of FIN 39-1 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements, as the Company did not elect the option to offset cash collateral receivables or payables against its net derivative positions.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disclosures about Derivative Instruments and Hedging Activities
On March 20, 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  FAS 161 also requires certain tabular formats for disclosing such information.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  FAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under FAS 133.  Among other things, FAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features.  The Company’s early adoption of FAS 161 on June 30, 2008, resulted in additional disclosures about the Company’s Hedging Instruments which did not have a material impact on the Company’s results of operations or financial condition.  (See Note 2(n).)

Amendments to the Impairment Guidance of EITF 99-20
On January 12, 2009, the FASB issued EITF 99-20-1, which amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interest within the scope of EITF 99-20.  EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, on a prospective basis.  EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other–than–temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected.  This change is consistent with the impairment models contained in FAS 115.  EITF 99-20-1 emphasizes that the holder must consider all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows.  Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral.  The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectibility of the security.  The Company’s adoption of EITF 99-20-1 at December 31, 2008 did not have a material impact on the Company’s financial statements.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and FIN No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of Accounting Research Bulletin No. 51” (“FIN 46(R)”) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities and is effective for interim or annual reporting periods ending after December 15, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s financial statements.

(p) Accounting Developments
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of EITF 03-6-1.  The Company’s adoption of EITF 03-6-1 on January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Financial Assets and Repurchase Financing Transactions
In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under FAS 140.  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.

FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  The Company’s adoption of FSP 140-3 on January 1, 2009 is not expected to have a material impact on the Company’s financial statements.

(q) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Investment Securities

At December 31, 2008 and December 31, 2007, the Company’s investment securities portfolio consisted primarily of pools of ARM-MBS.  The Company’s non-Agency MBS, which are primarily comprised of Senior MBS, are reported below based on the lowest rating issued by a Rating Agency at the balance sheet date.  The following tables present certain information about the Company’s investment securities at December 31, 2008 and December 31, 2007:

	December 31, 2008
	Principal/ Current Face	Purchase Premiums	Purchase Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$8,986,206	$115,106	$(1,401)	$9,099,911	$9,156,030	$78,148	$(22,029)	$56,119
Ginnie Mae	30,017	532	-	30,549	29,864	-	(685)	(685)
Freddie Mac	714,110	10,753	-	732,248	732,719	3,462	(2,991)	471
Non-Agency MBS (3):
Rated AAA	106,191	1,487	(7,290)	100,388	71,418	961	(29,931)	(28,970)
Rated AA	29,850	352	(1)	30,201	18,022	-	(12,179)	(12,179)
Rated A	115,213	-	(1,845)	113,368	67,346	269	(46,291)	(46,022)
Rated BBB	11,074	91	(2,705)	8,460	5,093	66	(3,433)	(3,367)
Rated BB	79,700	-	(626)	79,074	41,074	-	(38,000)	(38,000)
Rated B	314	-	(3)	311	18	-	(293)	(293)
Rated CCC	2,127	-	(963)	981	998	68	(51)	17
Rated CC	157	-	(82)	75	1	-	(74)	(74)
Unrated	79	-	(79)	-	-	-	-	-
Total	$10,075,038	$128,321	$(14,995)	$10,195,566	$10,122,583	$82,974	$(155,957)	$(72,983)

	December 31, 2007
	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$7,157,079	$91,610	$(706)	$7,247,983	$7,287,111	$47,486	$(8,358)	$39,128
Ginnie Mae	172,340	3,173	-	175,513	174,089	78	(1,502)	(1,424)
Freddie Mac	393,441	6,221	-	409,337	408,792	781	(1,326)	(545)
Non-Agency MBS:
Rated AAA	430,025	2,341	(987)	431,379	424,954	97	(6,522)	(6,425)
Rated AA	1,413	-	-	1,413	1,392	-	(21)	(21)
Rated A	989	-	(3)	986	967	-	(19)	(19)
Rated BBB	565	-	(6)	559	543	-	(16)	(16)
Rated BB	875	-	(45)	830	877	47	-	47
Rated B	773	-	(91)	682	769	87	-	87
Unrated	3,095	-	(127)	2,968	1,689	35	(1,314)	(1,279)
Total MBS	$8,160,595	$103,345	$(1,965)	$8,271,650	$8,301,183	$48,611	$(19,078)	$29,533
Income Notes (4)	-	-	-	1,915	1,614	-	(301)	(301)
Total	$8,160,595	$103,345	$(1,965)	$8,273,565	$8,302,797	$48,611	$(19,379)	$29,232

(1) Includes $5.9 million of discount designated credit reserve, which is not expected to be accreted into interest income.
(2) Includes principal payments receivable, which are not included in the Principal/Current Face. Amortized cost is reduced by other-than-temporary impairments recognized.
(3) At December 31, 2008, non-Agency MBS included Senior MBS with a fair value of $203.6 million and an amortized cost of $331.1 million and other MBS, which are not senior in their respective securitization, with a fair value of $376,000 and an amortized cost of $1.8 million.

(4) Income notes are unrated securities collateralized by capital securities of a diversified pool of issuers, consisting primarily of depository institutions and insurance companies. In June 2008, the Company wrote-off its remaining investment in income notes, recognizing a $1.0 million impairment charge against such investment.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Agency MBS: Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae and, as such, carry an implied AAA rating. The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. government.  During the third quarter of 2008, Fannie Mae and Freddie Mac were placed in conservatorship under the newly-created Federal Housing Finance Agency (“FHFA”).  By placing Fannie Mae and Freddie Mac under conservatorship, it is believed that there is now significantly stronger backing for these guarantors.

Non-Agency MBS:  The Company’s non-Agency MBS, which includes Senior MBS, are certificates that are secured by pools of residential mortgages, which are not guaranteed by the U.S. government, any federal agency or any federally chartered corporation.  Non-Agency MBS may be rated from AAA to CC by one or more of the Rating Agencies or may be unrated (i.e., not assigned a rating by any of the Rating Agencies).  The rating indicates the credit worthiness of the investment, indicating the obligor’s ability to meet, its financial commitment on the obligation.  The Company’s non-Agency MBS are primarily comprised of Senior MBS which are the senior most tranches from their respective securitizations (i.e., the last tranches to be impacted by any credit losses) and have the highest priority to cash flows from their related collateral pools.  The loans collateralizing the Company’s Senior MBS include Hybrids and, to a lesser extent, adjustable-rate mortgages.

Certain of the Company’s non-Agency MBS were purchased at a significant discount to par value.  The portion of such discount that is considered credit protection against future credit losses is designated as a credit reserve of the security and is not accreted into interest income.  The initial discount designated as credit reserve on these MBS may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount initially designated as credit reserve discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and write-downs of such securities to a new cost basis could result.  At December 31, 2008, the Company had unearned discounts of $15.0 million, of which $5.9 million was designated as credit reserves.

The following table presents information about the Company’s investment securities that were in an unrealized loss position at December 31, 2008:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars In Thousands)
Agency MBS:
Fannie Mae	$1,247,874	$4,104	111	$730,314	$17,925	113	$1,978,188	$22,029
Ginnie Mae	21,367	315	13	8,335	370	6	29,702	685
Freddie Mac	292,652	1,839	30	35,360	1,152	25	328,012	2,991
Non-Agency MBS:
Rated AAA	-	-	-	62,225	29,931	10	62,225	29,931
Rated AA	-	-	-	18,022	12,179	3	18,022	12,179
Rated A	-	-	-	65,078	46,291	1	65,078	46,291
Rated BBB	-	-	-	3,028	3,433	2	3,028	3,433
Rated BB	41,074	38,000	2	-	-	-	41,074	38,000
Rated B	-	-	-	18	293	1	18	293
Rated CCC	8	51	1	-	-	-	8	51
Rated CC	-	-	-	1	74	1	1	74
Total	$1,602,975	$44,309	157	$922,381	$111,648	162	$2,525,356	$155,957

The Company monitors the performance and market value of its investment securities portfolio on an ongoing basis.  During the year ended December 31, 2008, the Company recognized aggregate other-than-temporary impairment charges of $5.1 million, of which $4.9 million reflected a full write-off against two unrated investment securities and $183,000 was an impairment charge against one non-Agency MBS that was rated BB.  All of the Company’s remaining MBS, including MBS that were in an unrealized loss position, were performing in accordance with their terms.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intent and ability to continue to hold its available-for-sale securities in an unrealized loss position until recovery, which may be at their maturity, is based on its reasonable judgment of the specific facts and circumstances impacting each such security at the time such assessment is made.  In making this assessment, the Company reviews and considers factual information relating to such securities, including expected cash flows from such securities, the nature of such securities, the contractual collateral requirements impacting the Company and the Company’s investment and leverage strategies, as well as subjective information, including the Company’s current and targeted liquidity position, the credit quality of the underlying assets collateralizing such securities and current and anticipated market conditions.  The receipt of principal, at par, and interest on Agency MBS is guaranteed by the respective Agency guarantor, such that the Company believes that its Agency MBS do not expose the Company to credit related losses.  The Company does not have plans to sell any assets that are currently in an unrealized loss position.  The Company’s ability to hold each of its Agency MBS that was in an unrealized loss position until market recovery is supported by the Company maintaining low leverage relative to its margin requirements and that its Agency MBS portfolio was in a net unrealized gain position, such that if the Company were to sell securities, it could sell Agency MBS in a gain position.  At December 31, 2008, the Company anticipated further near-term improvement to the value of its Agency MBS based on certain actions by the Treasury, as well as an anticipated increase in prepayments and decrease in market interest rates available on mortgages.  Given the Company’s assessment, it considered the impairment of its Agency MBS to be temporary.

The Company believes that the decline in the value of the non-Agency MBS was primarily related to an overall widening of market spreads for many types of fixed income products during 2008, reflecting, among other things, reduced liquidity in the market.  At December 31, 2008 the Company believed that it had the ability and intent to hold each of its non-Agency MBS in an unrealized loss position until recovery, which may be at their maturity.  In making this determination the Company considered the significance of its $204.0 million investment in non-Agency MBS (2.0% of total MBS), its gross unrealized loss position of $130.3 million and the related $100.8 million of borrowings under repurchase agreements (1.1% of repurchase borrowings) relative to its current and anticipated leverage capacity and liquidity position.

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

In response to tightening of market credit conditions in March 2008, the Company adjusted its balance sheet strategy decreasing its target debt-to-equity multiple range from 8x to 9x to 7x to 9x.  In order to reduce its borrowings, the Company sold MBS with an amortized cost of $1.876 billion and realized aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  Following this strategy adjustment, the Company continued to maintain low leverage, relative to its margin requirements on repurchase agreements.  As of December 31, 2008, the Company’s debt-to-equity multiple was 7.2x. The Company has not sold any investment securities since it modified its leverage strategy in March 2008.

The following table presents the impact of the Company’s investment securities on its other comprehensive (loss)/income for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Accumulated other comprehensive (loss)/income from investment securities:
Unrealized gain/(loss) on investment securities at beginning of year	$29,232	$(30,995)	$(61,728)
Unrealized (loss)/gain on investment securities, net	(95,474)	49,352	6,165
Reclassification adjustment for MBS sales included in net income	(8,241)	10,875	24,568
Reclassification adjustment for other-than-temporary impairment included in net income	1,500	-	-
Balance at the end of year	$(72,983)	$29,232	$(30,995)

During the year ended December 31, 2008, the Company sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  During the year ended December 31, 2007, the Company sold 32 MBS for $844.5 million, resulting in net realized losses of $21.8 million, comprised of gross losses of $22.1 million and gross gains of $350,000.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of interest income on the Company’s investment securities portfolio for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Coupon interest on MBS	$538,609	$407,705	$247,845
Interest on income notes	50	158	-
Premium amortization	(19,124)	(27,745)	(31,085)
Discount accretion	253	210	111
Interest income on investment securities, net (1)	$519,788	$380,328	$216,871

(1) The Company’s net yield on its MBS portfolio was 5.38%, 5.52% and 4.57% for the three years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at December 31, 2008:

	December 31, 2008
Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC (1)
(Dollars in Thousands)
Within one month	$429,972	4.2%	4.50%
One to three months	103,202	1.0	5.46
Three to 12 Months	427,863	4.2	4.95
One to two years	728,931	7.2	5.15
Two to three years	1,979,162	19.7	6.03
Three to five years	1,773,757	17.5	5.51
Five to ten years	4,679,696	46.2	5.56
Total	$10,122,583	100.0%	5.54%

(1) "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

4. Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2008 and 2007:

	December 31,
	2008	2007
(In Thousands)
MBS interest receivable:
Fannie Mae	$41,370	$36,376
Freddie Mac	6,587	4,177
Ginnie Mae	136	870
Rated AAA	460	2,070
Rated AA	125	7
Rated A	575	5
Rated BBB	52	3
Rated BB	381	2
Rated B	1	5
Rated CCC	10	-
Rated CC	1	-
Total MBS interest receivable	$49,698	$43,515
Income notes	-	3
Money market investments	26	92
Total interest receivable	$49,724	$43,610

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Hedging Instruments

As part of the Company’s interest rate risk management process, it periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, subject to maintaining its qualification as a REIT.  At December 31, 2008, the Company’s derivatives were entirely comprised of Swaps, which had the effect of modifying the interest rate repricing characteristics of its repurchase agreements and the cash flows on such liabilities.

The following table presents the fair value of derivative instruments and their location in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007:

		December 31,
Derivates Designated as Hedging Instruments Under Statement 133	Balance Sheet Location	2008	2007
(In Thousands)
Swap assets	Assets-Swaps, at fair value	$-	$103
Swap liabilities	Liabilities-Swaps, at fair value	(237,291)	(99,836)
		$(237,291)	$(99,733)

The following table presents the impact of the Company’s Hedging Instruments, on the Company’s accumulated other comprehensive (loss)/income for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Accumulated other comprehensive (loss)/income from Hedging Instruments:
Balance at beginning of year	$(99,733)	$602	$3,517
Unrealized losses on Caps, net	-	(83)	(342)
Unrealized losses on Swaps, net	(186,530)	(100,252)	(2,573)
Reclassification adjustment for net losses included in net income from Hedging Instruments	48,972	-	-
Balance at the end of year	$(237,291)	$(99,733)	$602

(a) Swaps
The Company is required to pledge assets as collateral for its Swaps, which collateral requirements vary by counterparty, some of which provide for cross collateralization with repurchase agreements, and change over time based on the market value, notional amount, and remaining term of the Swap.  Certain of the Company’s Swap agreements include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of its outstanding Swap transactions with the Company and, if applicable, any close-out amount due to the counterparty upon termination of such transactions would be immediately payable by the Company pursuant to such agreement.  The Company remained in compliance with all of such financial covenants as of December 31, 2008.

The Company had MBS with a fair value of $171.0 million and $79.9 million pledged as collateral against its Swaps at December 31, 2008 and December 31, 2007, respectively.  The Company had restricted cash of $70.7 million and $4.5 million pledged against its Swaps at December 31, 2008 and December 31, 2007, respectively.  (See Note 8.)

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The use of Hedging Instruments exposes the Company to counterparty credit risks in the event of a default by a Swap counterparty, as the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty receiving back its assets pledged as collateral against such Swaps.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition for bankruptcy.  At that time, the Company had two Swaps outstanding with Lehman Brothers Special Financing Inc. (“LBSF”), a subsidiary guaranteed by Lehman, with an aggregate notional amount of $27.5 million.  The bankruptcy filing of Lehman, which was LBSF’s credit support provider, triggered an event of default under the master swap agreement between the Company and LBSF.  As a result, the Company exercised its early termination rights with respect to these Swaps, which were in a liability position to the Company at the time.  In accordance with the terms of the master swap agreement with LBSF, the Company calculated the aggregate amount payable to the Company by LBSF, with respect to the early termination of the Swaps, to be $145,000.  This $145,000 represented the set-off amount by which the value of the collateral pledged by the Company to LBSF pursuant to the terms of the Swaps exceeded the contractual settlement amount of the Company’s net liability upon termination of the Swaps.  As a result, the Company forfeited its collateral comprised of restricted cash and one MBS, held by LBSF, and recognized an aggregate loss of $986,000 upon early termination of the Swaps.  This loss was comprised of the contractual settlement amount of $841,000 owed by the Company to LBSF upon early termination of the Swaps and a $145,000 write-off against an unsecured receivable from LBSF.  The Company is an unsecured creditor to LBSF with respect to the $145,000 and filed a proof of claim against Lehman and LBSF.  At December 31, 2008, the Company had no outstanding contracts with Lehman and all of the Company’s remaining Swap counterparties were rated A or better by a Rating Agency.

The following table presents the weighted average rate paid and received with respect to the Company’s Swaps, and the net impact of Swaps on the Company’s interest expense for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2008	2007	2006
(Dollars In Thousands)
Weighted average Swap rate paid	4.30%	4.97%	4.31%
Weighted average Swap rate received	3.05%	5.20%	5.15%
Net addition to/(reduction of) interest expense from Swaps	$54,005	$(6,507)	$(4,124)

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

At December 31, 2008, the Company had Swaps with an aggregate notional balance of $3.970 billion, (which included $300.0 million of forward-starting Swaps) which had gross unrealized losses of $237.3 million and extended 29 months on average with a maximum term of approximately six years.  At December 31, 2007, the Company had Swaps with an aggregate notional balance of $4.628 billion, which had gross unrealized losses of $99.8 million and gross unrealized gains of $103,000.

The following table presents information about the Company’s Swaps at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
(Dollars In Thousands)
Within 30 days	$78,348	3.92%	$69,561	4.95%
Over 30 days to 3 months	151,697	4.12	179,207	4.79
Over 3 months to 6 months	220,318	4.04	233,753	4.83
Over 6 months to 12 months	513,070	4.24	453,949	4.83
Over 12 months to 24 months	821,162	4.13	1,107,689	4.90
Over 24 months to 36 months	642,595	4.12	941,382	4.84
Over 36 months to 48 months	833,302	4.40	552,772	4.80
Over 48 months to 60 months (2)	469,351	4.25	826,489	4.72
Over 60 months	240,212	4.21	262,758	4.95
Total	$3,970,055	4.21%	$4,627,560	4.83%
(1) Reflects contractual amortization of notional amounts.
(2) Includes $300.0 million of Swaps that will become active during the third quarter of 2009.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b) Interest Rate Caps
Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.  The Company had no Caps at December 31, 2008 and December 31, 2007.

The following table presents the impact of Caps on the Company’s interest expense for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Premium amortization on Caps	$-	$278	$1,700
Payments earned on Caps	-	(327)	(2,807)
Net (reduction) of interest expense from Caps	$-	$(49)	$(1,107)

6. Real Estate and Discontinued Operations

(a) Real Estate
The Company’s investment in real estate at December 31, 2008 and December 31, 2007 was comprised of an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.  The following table presents the summary of assets and liabilities of Lealand at December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,337	$11,611
Cash, prepaids and other assets	144	286
Mortgage payable (1)	(9,309)	(9,462)
Accrued interest and other payables	(168)	(256)
Real estate assets, net	$2,004	$2,179

(1) The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  The mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $185,000 at December 31, 2008 and 2007.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand, for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Revenue from operations of real estate	$1,603	$1,638	$1,556
Mortgage interest expense	(654)	(664)	(675)
Real estate operating expense	(818)	(789)	(600)
Depreciation expense	(305)	(311)	(342)
Loss from real estate operations, net	$(174)	$(126)	$(61)

(b) Discontinued Operations
The Company’s discontinued operations reflect the operating results for Cameron and Greenhouse, each indirectly owned by the Company through wholly-owned subsidiaries, which were sold during 2006.  The sale of these properties resulted in the Company realizing a net gain of $4.4 million, net of a built-in gains tax of $1.8 million incurred upon the sale of one property and selling costs.  In addition, mortgage prepayment penalties of $712,000 were incurred upon the satisfaction of the mortgages secured by these properties.  During the quarter ended December 31, 2007, the Company recognized income of $257,000 related to a reduction of the built-in gains tax previously recognized on the sale of Greenhouse.  The results of operations for both Cameron and Greenhouse have been reclassified and reported as a net component of discontinued operations for the year ended December 31, 2006.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Repurchase Agreements

The Company’s repurchase agreements bear interest at rates that are LIBOR-based and are collateralized by the Company’s MBS and cash.  At December 31, 2008, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately four months and an effective repricing period of 16 months, including the impact of related Swaps.  At December 31, 2007, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately five months and an effective repricing period of 23 months, including the impact of related Swaps.

At December 31, 2008 and 2007, the Company’s repurchase agreements had a weighted average interest rate of 2.94% and 5.06%, respectively.  The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related Swaps that hedge existing and forecasted repurchase agreements, at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
		Weighted Average		Weighted Average
Maturity	Balance	Interest Rate	Balance	Interest Rate
(Dollars in Thousands)
Within 30 days	$4,999,858	2.66%	$4,435,676	5.05%
Over 30 days to 3 months	2,375,728	2.37	1,225,502	4.96
Over 3 months to 6 months	93,204	4.93	417,900	5.20
Over 6 months to 12 months	847,363	5.18	-	-
Over 12 months to 24 months	316,883	3.89	1,162,935	5.22
Over 24 months to 36 months	289,800	3.60	75,901	4.94
Over 36 months	116,000	4.09	208,100	4.67
	$9,038,836	2.94%	$7,526,014	5.06%

At December 31, 2008, the Company had $9.673 billion of Agency MBS and $182.4 million of non-Agency MBS pledged as collateral against its repurchase agreements.  At December 31, 2008, the Company held $22.6 million, comprised of $5.5 million of cash and $17.1 million of securities, of collateral pledged to the Company by its counterparties as a result of reverse margin calls.  At December 31, 2008, the Company had not repledged or sold any securities it held as collateral, although it had the ability to do so.  (See Note 8.)

The Company had amounts at risk of greater than 10% of its stockholders’ equity with respect to each of the following repurchase agreement counterparties as of December 31, 2008:

December 31, 2008
Repurchase Agreement Counterparties	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Deutsche Bank	A+/Aa1/AA-	$ 139,704	1	11.1%
Citigroup	A/A2/A+	130,453	28	10.4

(1) As rated by S&P, Moody’s, and Fitch, Inc., respectively at December 31, 2008.
(2) The difference between the amount loaned to the Company, including interest payable, and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

At December 31, 2007, the Company did not have an amount at risk of greater than 10% of its stockholders’ equity with any of its repurchase agreement counterparties.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Collateral Positions

The Company pledges its MBS as collateral pursuant to its borrowings under repurchase agreements.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high quality securities.  In addition, pursuant to its Swap Agreements, the Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  Although permitted to do so, the Company has not repledged or sold any of the assets it holds as collateral.  The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its Repurchase Agreements and Swaps at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
(In Thousands)
Pursuant to Swaps:
MBS	$170,953	$-	$79,908	$-
Cash (1)	70,749	-	4,517	-
	241,702	-	84,425	-
Pursuant to Repurchase Agreements:
MBS	9,855,685	17,124	7,967,039	-
Cash (2)	-	5,500	-	-
	9,855,685	22,624	7,967,039	-
Total	$10,097,387	$22,624	$8,051,464	$-

(1) Cash pledged as collateral is reported as restricted cash on the Company’s consolidated balance sheet.
(2) Cash held as collateral is reported in the Company’s cash and cash equivalents and included in obligations to return cash and security collateral on the Company's consolidated balance sheet.

The following table presents detailed information about the Company's MBS pledged as collateral pursuant to its repurchase agreements and Swaps at December 31, 2008:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
(In Thousands)
Fannie Mae	$ 8,977,749	$ 8,917,894	$ 40,569	$ 120,341	$ 123,275	$ 534	$ 9,139,193
Freddie Mac	681,861	680,621	6,213	37,471	38,165	319	725,864
Ginnie Mae	13,720	13,969	63	13,141	13,526	59	26,983
Rated AAA	58,529	84,965	361	-	-	-	58,890
Rated AA	14,739	24,041	97	-	-	-	14,836
Rated A	65,078	111,369	556	-	-	-	65,634
Rated BBB	2,934	5,911	27	-	-	-	2,961
Rated BB	41,075	79,074	381	-	-	-	41,456
	$ 9,855,685	$ 9,917,844	$ 48,267	$ 170,953	$ 174,966	$ 912	$ 10,075,817

9. Commitments and Contingencies

Lease Commitments and Contingencies
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at December 31, 2008, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(Dollars In Thousands)
2009	$ 1,079
2010	1,099
2011	1,115
2012	1,183
2013	1,399
Thereafter	4,759
$ 10,634

10. Stockholders’ Equity

(a) Dividends on Preferred Stock
At December 31, 2008, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  The Company’s preferred stock, which is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on April 27, 2009 (subject to the Company’s right under limited circumstances to redeem the preferred stock prior to that date in order to preserve its qualification as a REIT), is senior to the Company’s common stock with respect to dividends and distributions.  The preferred stock must be paid a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is entitled to receive any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

Through December 31, 2008, the Company had declared and paid all required quarterly dividends on the preferred stock.  The following table presents cash dividends declared by the Company on its preferred stock, for each of the three years ended December 31, 2008, 2007 and 2006:

Year	Declaration Date	Record Date	Payment Date	Cash Dividend Per share

2008	February 21, 2008	March 3, 2008	March 31, 2008	$ 0.53125
	May 22, 2008	June 2, 2008	June 30, 2008	0.53125
	August 22, 2008	September 2, 2008	September 30, 2008	0.53125
	November 21, 2008	December 1, 2008	December 31, 2008	0.53125

2007	February 16, 2007	March 1, 2007	March 30, 2007	$ 0.53125
	May 21, 2007	June 1, 2007	June 29, 2007	0.53125
	August 24, 2007	September 4, 2007	September 28, 2007	0.53125
	November 21, 2007	December 3, 2007	December 31, 2007	0.53125

2006	February 17, 2006	March 1, 2006	March 31, 2006	$ 0.53125
	May 19, 2006	June 1, 2006	June 30, 2006	0.53125
	August 21, 2006	September 1, 2006	September 29, 2006	0.53125
	November 20, 2006	December 1, 2006	December 29, 2006	0.53125

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b) Dividends on Common Stock
The Company typically declares quarterly dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.

The following table presents cash dividends declared by the Company on its common stock during each of the three years ended December 31, 2008, 2007 and 2006:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share

2008	April 1, 2008	April 14, 2008	April 30, 2008	$ 0.180
	July 1, 2008	July 14, 2008	July 31, 2008	0.200
	October 1, 2008	October 14, 2008	October 31, 2008	0.220
	December 11, 2008	December 31, 2008	January 30, 2009	0.210

2007	April 3, 2007	April 13, 2007	April 30, 2007	$ 0.080
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	December 13, 2007	December 31, 2007	January 31, 2008	0.145

2006	April 3, 2006	April 17, 2006	April 28, 2006	$ 0.050
	July 5, 2006	July 17, 2006	July 31, 2006	0.050
	October 2, 2006	October 13, 2006	October 31, 2006	0.050
	December 14, 2006	December 29, 2006	January 31, 2007	0.060

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for the years ended December 31, 2008, 2007 and 2006, all of the Company’s common stock dividends were characterized as ordinary income to stockholders, and a portion of such dividends declared was treated as a dividend to stockholders in the subsequent year.

(c) Shelf Registrations
On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At December 31, 2008, 9.4 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the 1933 Act, with respect to an indeterminate amount of common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment to this automatic shelf registration statement, which became effective automatically upon filing with the SEC.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan (as amended and restated, the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing with the SEC and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.6 million shares remained available for issuance at December 31, 2008.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d) Public Offerings of Common Stock

2008
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

2007
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

(e) DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the quarter ended December 31, 2008, the Company issued 656,090 shares of common stock through the DRSPP raising net proceeds of approximately $3,592,000.  During the years ended December 31, 2008, 2007 and 2006, the Company issued 965,398, 978,086 and 3,509 shares of common stock through the DRSPP, raising net proceeds of $5,626,348, $8,067,213 and $27,299, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2008, the Company issued 14,007,116 shares pursuant to the DRSPP raising net proceeds of $124.5 million.

(f) Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the years ended December 31, 2008, 2007 and 2006, the Company issued 20,834,000, 3,206,000 and 1,461,600 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $127,009,685, $23,891,416 and $11,170,052, respectively.  In connection with such transactions, the Company paid Cantor fees and commissions of $2,592,035, $557,119 and $286,361 for the years ended December 31, 2008, 2007 and 2006, respectively.  From inception of the CEO Program through December 31, 2008, the Company issued 27,334,815 shares of common stock in at-the-market transactions through such program, raising net proceeds of $178,552,806 and, in connection with such transactions, paid Cantor fees and commissions of $3,855,456.

On December 12, 2008, the Company entered into a Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40,000,000 shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at December 31, 2008.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.  From inception of the Repurchase Program through December 31, 2008, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90.

11. EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$45,797	$30,210	$8,758
Net income from discontinued operations	-	257	3,522
Net income from continuing operations	45,797	29,953	5,236
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Net income/(loss) to common stockholders from
continuing operations for basic and diluted earnings per share	37,637	21,793	(2,924)
Net income from discontinued operations	-	257	3,522
Net income to common stockholders from
continuing operations	$37,637	$22,050	$598

Denominator:
Weighted average common shares for basic earnings per share	179,994	90,610	79,526
Weighted average dilutive equity instruments (1)	48	30	29
Denominator for diluted earnings per share (1)	180,042	90,640	79,555

Basic and diluted earnings/(loss) per share:
Continuing operations	$0.21	$0.24	$(0.03)
Discontinued operations	-	-	0.04
Total Basic and Diluted earnings per share	$0.21	$0.24	$0.01

(1) The impact of dilutive stock options is not included in the computation of earnings per share from continuing operations and discontinued operations for periods in which their inclusion would be anti-dilutive.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
(In Thousands)
Available-for-sale Investment Securities:
Unrealized gains	$82,974	$48,611
Unrealized losses	(155,957)	(19,379)
	(72,983)	29,232
Hedging Instruments:
Unrealized gains on Swaps	-	103
Unrealized losses on Swaps	(237,291)	(99,836)
	(237,291)	(99,733)
Accumulated other comprehensive loss	$(310,274)	$(70,501)

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

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2008, approximately 1.6 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until June 9, 2014, the tenth anniversary of the date that the Company’s stockholders approved such plan.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine at its discretion.  Distributions are made with respect to vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $688,000, $445,000 and $188,000, respectively, for the years ended December 31, 2008, 2007 and 2006.  At December 31, 2008, the Company had 835,892 DERs outstanding, all of which were entitled to receive distributions.

Options
Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the Company’s common stock, as determined on the date of grant, shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair value of the Company’s common stock on the date of grant.  The exercise price for any other type of Option issued may not be less than the fair value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.  Options will be exercisable at such times and subject to such terms set forth in the related Option award agreement, which terms are determined by the Compensation Committee.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No Options were granted during the years ended December 31, 2008, 2007 and 2006.  At December 31, 2008, 632,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable with a weighted average exercise price of $9.31 and a remaining contractual term of 4.2 years.  As of December 31, 2008, the aggregate intrinsic value of all Options outstanding was $102,000.

The following table presents information about the Company’s Options for the periods presented:

	For the Year Ended December 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year:	962,000	$9.33	962,000	$9.33	962,000	$9.33
Granted	-	-	-	-	-	-
Cancelled, forfeited or expired	75,000	9.38	-	-	-	-
Exercised	255,000	9.38	-	-	-	-
Outstanding at end of year	632,000	$9.31	962,000	$9.33	962,000	$9.33
Options exercisable at end of year	632,000	$9.31	962,000	$9.33	949,500	$9.32

Certain information about the Company’s Options that were outstanding as of December 31, 2008 is set forth below:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$4.88	100,000	$4.88	0.6
8.40	30,000	8.40	5.6
10.23 – 10.25	502,000	10.25	4.8
	632,000	$9.31	4.2

Restricted Stock
During the years ended December 31, 2008, 2007 and 2006, the Company awarded 410,436, 57,745 and 35,738 shares of restricted common stock, respectively.  At December 31, 2008, 2007 and 2006, the Company had unrecognized compensation expense of $2.1 million, $200,000 and $84,000, respectively, related to the unvested shares of restricted common stock.  The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $445,000, $363,000 and $166,000, respectively.  The unrecognized compensation expense at December 31, 2008 is expected to be recognized over a weighted average period of 2.0 years.  The following table presents information about the Company’s restricted stock awards for the periods presented:

	For the Year Ended December 31,
	2008		2007		2006
	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date	Shares of Restricted Stock	Weighted Average Price on Grant Date

Outstanding at beginning of year:	93,483	$7.76	35,738	$7.00	-	$-
Granted	410,436	5.81	57,745	8.23	35,738	7.00
Cancelled/forfeited	-	-	-	-	-	-
Outstanding at end of year	503,919	$6.17	93,483	$7.76	35,738	$7.00
Shares vested at end of year	136,812	$7.21	69,909	$7.47	24,917	$6.65

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be based upon the market value of a share of the Company’s common stock, or such market value to the extent in excess of an established base value, on the applicable settlement date.  On October 26, 2007, the Company granted an aggregate of 326,392 RSUs with DERs attached to certain of the Company’s employees under the 2004 Plan.  At December 31, 2008, all of the Company’s RSUs outstanding were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013, as described in the related award agreement.  At December 31, 2008 and 2007, the Company had unrecognized compensation expense of $1.8 million and $2.7 million, respectively, related to the unvested RSUs.

The following table presents the Company’s expenses related to its equity based compensation instruments for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
(In Thousands)
Options	$-	$5	$374
Restricted shares of common stock	461	359	165
RSUs	895	148	-
Total	$1,356	$512	$539

(b) Employment Agreements
The Company has an employment agreement with five of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability under the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  For the year ended December 31, 2008, the Deferred Plans reduced total operating and other expenses by $478,000 reflecting the decrease in the market price of the Company’s common stock at December 31, 2008 from December 31, 2007.  During the year ended December 31, 2008, the Company distributed $241,000 from the Deferred Plans.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2008 and 2007 and the Company’s associated liability under such plans at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Undistributed Income Deferred	Liability Under Deferred Plans	Undistributed Income Deferred	Liability Under Deferred Plans
(In Thousands)
Directors’ deferred	$484	$477	$551	$745
Officers’ deferred	153	138	282	348
	$637	$615	$833	$1,093

(d) Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2008, 2007 and 2006 the Company recognized expenses for matching contributions of $118,000, $92,000 and $78,000, respectively.

14. Estimated Fair Value of Financial Instruments

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

Investment Securities and Securities Held as Collateral
The Company’s investment securities, which are primarily comprised of Agency ARM-MBS, and its securities held as collateral, which are comprised of Agency MBS, are valued by a third-party pricing service that provides pool-specific evaluations.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARMs trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARMs.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  These BEEMs are further adjusted by trader maintained matrix based on other ARM-MBS characteristics such as, but not limited to, index, reset date, collateral types, life cap, periodic cap, seasoning or age of security.  The pricing service determines prepayment speeds for a given pool.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s investment securities.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The evaluation methodology of the Company’s third-party pricing service incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  In the case of non-Agency MBS, observable inputs also include delinquency data and credit enhancement levels.  In light of the volatility and market illiquidity the Company’s pricing service expanded its evaluation methodology in August 2008 with respect to non-Agency Hybrid MBS.  This enhanced methodology assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service developed a methodology based on matrices and rule based logic.  The pricing service collects current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  The Company’s MBS are valued primarily based upon readily observable market parameters and are classified as Level 2 fair values.

Swaps
The Company’s Swaps are valued using a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters. In valuing its Swaps, the Company considers the credit worthiness, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At December 31, 2008, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2008, on the consolidated balance sheet by the FAS 157 valuation hierarchy, as previously described:

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
(In Thousands)
Assets:
MBS	$-	$10,122,583	$-	$10,122,583
Securities held as collateral	-	17,124	-	17,124
Swaps	-	-	-	-
Total assets carried at fair value	$-	$10,139,707	$-	$10,139,707

Liabilities:
Swaps	$-	$237,291	$-	$237,291
Obligation to return securities held as collateral	-	17,124	-	17,124
Total liabilities carried at fair value	$-	$254,415	$-	$254,415

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

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2008 and 2007:

	At December 31,
	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Investment securities	$10,122,583	$10,122,583	$8,302,797	$8,302,797
Cash and cash equivalents	361,167	361,167	234,410	234,410
Restricted cash	70,749	70,749	4,517	4,517
Securities held as collateral	17,124	17,124	-	-
Swaps	-	-	103	103
Financial Liabilities:
Repurchase agreements	9,038,836	9,097,380	7,526,014	7,548,968
Mortgage payable on real estate	9,309	9,462	9,462	9,812
Swaps	237,291	237,291	99,836	99,836
Obligations to return cash and security collateral	22,624	22,624	-	-

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Estimated fair value approximates the carrying value of such assets.

Repurchase Agreements: Reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates for repurchase agreements with a term equivalent to the weighted average term to maturity of the Company’s repurchase agreements.

Mortgage Payable on Real Estate:  Reflects the present value of the contractual cash flows of the mortgage discounted at an estimated market interest rate that the Company would expect to pay, if such mortgage obligation, based on the remaining terms, were financed at the valuation date.

Obligations to Return Cash and Security Collateral:  Reflects the aggregate fair value of the corresponding assets held by the Company as collateral.

Commitments:  Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties.  The Company did not have any commitments to purchase MBS at December 31, 2008 or December 31, 2007.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Summary of Quarterly Results of Operations (Unaudited)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
(In Thousands, Except per Share Amounts)
Interest income	$128,096	$120,693	$140,948	$137,780
Interest expense	(93,472)	(76,661)	(85,033)	(87,522)
Net interest income	34,624	44,032	55,915	50,258
Loss on sale of MBS, net (1) (3)	(24,530)	-	-	-
Other-than-temporary impairment on investment securities (2)	(851)	(4,017)	(183)	-
Loss on termination of Swaps (3)	(91,481)	-	(986)	-
Other income	506	485	475	435
Operating and other expense	(4,211)	(5,462)	(5,168)	(4,044)
(Loss)/income from continuing operations	(85,943)	35,038	50,053	46,649
Income/(loss) from discontinued operations	-	-	-	-
Net (loss)/income before preferred dividends	(85,943)	35,038	50,053	46,649
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net (Loss)/Income to Common Stockholders	$(87,983)	$32,998	$48,013	$44,609
Per Share:
(Loss)/income from continuing operations - basic and diluted	$(0.61)	$0.20	$0.24	$0.21

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
(In Thousands, Except per Share Amounts)
Interest income	$84,795	$91,026	$96,716	$112,284
Interest expense	(72,260)	(78,348)	(81,816)	(88,881)
Net interest income	12,535	12,678	14,900	23,403
Gain (loss) on sale of MBS, net (4)	3	(116)	(22,027)	347
Gain/(loss) on termination of Swaps	-	176	(560)	-
Other income	528	522	508	502
Operating and other expense	(3,216)	(3,082)	(3,511)	(3,637)
Income/(loss) from continuing operations	9,850	10,178	(10,690)	20,615
Income from discontinued operations	-	-	257	-
Net income/(loss) before preferred dividends	9,850	10,178	(10,433)	20,615
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income/(Loss) to Common Stockholders	$7,810	$8,138	$(12,473)	$18,575
Per Share:
Income/(loss) from continuing operations - basic and diluted	$0.10	$0.10	$(0.15)	$0.16
Income/(loss) from discontinued operations - basic and diluted	$-	$-	$-	$-
Income/(loss) per share - basic and diluted	$0.10	$0.10	$(0.15)	$0.16

(1) In response to tightening of market credit conditions in March 2008, the Company adjusted its balance sheet strategy, decreasing its target debt-to-equity multiple range from 8x to 9x to 7x to 9x. In order to implement this strategy, during the first quarter of 2008, the Company sold 84 MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.

(2) The other-than-temporary impairment charges recognized during the quarters ended March 31, and June 30, 2008 reflected a full write-off of two unrated investment securities; the impairment charge for the quarter ended September 30, 2008 was against one of the Company’s non-Agency MBS that was rated BB.

(3) During the quarter ended September 30, 2008, the Company recognized losses of $986,000 in connection with two Swaps terminated in response to the Lehman bankruptcy in September 2008.
(4) Primarily in the third quarter of 2007, the Company sold certain MBS. These sales were primarily made pursuant to the Company’s strategy at such time to reduce its asset base by selling higher duration and lower yielding ARM-MBS.

MFA FINANCIAL, INC.
(FORMERLY KNOWN AS MFA MORTGAGE INVESTMENTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Other Events

In response to equity market conditions during 2008, the Company postponed the initial public offering of MFResidential Investments, Inc., a wholly-owned subsidiary.  As a result, for the year ended December 31, 2008, the Company expensed an aggregate of $1,167,000 of costs incurred in connection with MFResidential Investments, Inc.

17. Subsequent Events

On December 29, 2008, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland changing its name from “MFA Mortgage Investments, Inc.” to “MFA Financial, Inc.”  The name change became effective on January 1, 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“1934 Act”)) as of the end of the period covered by this annual report on Form 10-K.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management Report On Internal Control Over Financial Reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 82 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Financial, Inc.

We have audited MFA Financial, Inc.’s (formerly known as MFA Mortgage Investments, Inc.) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria).  MFA Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MFA Financial, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive (loss)/income for each of the three years in the period ended December 31, 2008, and our report dated February 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

New York, New York
February 13, 2009

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2009 annual meeting of stockholders to be held on or about May 21, 2009 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2008.

The information regarding the Company’s executive officers required by Item 401 of Regulation S-K appears under Item 4A of this annual report on Form 10-K.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

Financial Statements. The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 46 through 81 of this annual report on Form 10-K and are incorporated herein by reference.

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

3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 13, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q for the quarter ended December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated December 29, 2008 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.5 Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.6 Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.1 Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.4 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.2 Amended and Restated Employment Agreement of William S. Gorin, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.5 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.3 Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.6 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.4 Amended and Restated Employment Agreement of Teresa D. Covello, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.8 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.5 Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.7 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.6 Amended and Restated MFA Mortgage Investments, Inc. 2004 Equity Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.7 MFA Mortgage Investments, Inc. Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.8 Second Amended and Restated MFA Mortgage Investments, Inc. 2003 Non-Employee Directors Deferred Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

12.1 Computation of Ratio of Debt-to-Equity.

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

MFA Financial, Inc.

Date: February 13, 2009	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer

Date: February 13, 2009	By:	/s/ William S. Gorin
William S. Gorin
President and Chief Financial Officer (Principal Financial Officer)

Date: February 13, 2009	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MFA Financial, Inc.

Date: February 13, 2009	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman, and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Stephen R. Blank
Stephen R. Blank
Director

Date: February 13, 2009	By:	/s/ James A. Brodsky
James A. Brodsky
Director

Date: February 13, 2009	By:	/s/ Edison C. Buchanan
Edison C. Buchanan
Director

Date: February 13, 2009	By:	/s/ Michael L. Dahir
Michael L. Dahir
Director

Date: February 13, 2009	By:	/s/ Alan Gosule
Alan Gosule
Director

Date: February 13, 2009	By:	/s/ George Krauss
George Krauss
Director