Form 10-Q
period 2009-03-31
MFA FINANCIAL, INC.
filed 2009-04-30
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No   ✓

222,708,825 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2009.

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
(In Thousands, Except Per Share Amounts)	(Unaudited)
Assets:
Investment securities at fair value (including pledged mortgage-backed securities (“MBS”) of $9,708,499 and $10,026,638 at March 31, 2009 and December 31, 2008, respectively) (Notes 2(b), 3, 5, 7, 8 and 14)	$9,944,519	$10,122,583
Cash and cash equivalents (Notes 2(c), 7 and 8)	405,567	361,167
Restricted cash (Notes 2(d), 5 and 8)	78,819	70,749
Interest receivable (Note 4)	48,139	49,724
Real estate, net (Note 6)	11,264	11,337
Securities held as collateral, at fair value (Notes 7, 8 and 14)	19,763	17,124
Goodwill (Note 2(f))	7,189	7,189
Prepaid and other assets	2,458	1,546
Total Assets	$10,517,718	$10,641,419

Liabilities:
Repurchase agreements (Notes 7 and 8)	$8,772,641	$9,038,836
Accrued interest payable	16,122	23,867
Mortgage payable on real estate (Note 6)	9,270	9,309
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(m), 5, 8 and 14)	226,470	237,291
Obligations to return cash and security collateral, at fair value (Notes 8 and 14)	29,763	22,624
Dividends and dividend equivalents payable (Note 10(b))	-	46,351
Accrued expenses and other liabilities	3,883	6,064
Total Liabilities	$9,058,149	$9,384,342

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at March 31, 2009 and December 31, 2008 ($96,000 aggregate liquidation preference) (Note 10)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 222,378 and 219,516 issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Note 10)	2,224	2,195
Additional paid-in capital, in excess of par	1,792,751	1,775,933
Accumulated deficit	(159,182)	(210,815)
Accumulated other comprehensive loss (Note 12)	(176,262)	(310,274)
Total Stockholders’ Equity	$1,459,569	$1,257,077
Total Liabilities and Stockholders’ Equity	$10,517,718	$10,641,419

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2009	2008
	(Unaudited)
Interest Income:
Investment securities (Note 3)	$132,153	$125,065
Cash and cash equivalent investments	611	3,031
Interest Income	132,764	128,096

Interest Expense (Notes 5 and 7)	72,137	93,472

Net Interest Income	60,627	34,624

Other Income/(Loss):
Net loss on sale of MBS (Note 3)	-	(24,530)
Other-than-temporary impairment on investments securities (Note 3)	(1,549)	(851)
Revenue from operations of real estate (Note 6)	383	414
Loss on termination of Swaps, net (Note 5)	-	(91,481)
Miscellaneous other income, net	44	92
Other Losses	(1,122)	(116,356)

Operating and Other Expense:
Compensation and benefits (Note 13)	3,502	2,644
Real estate operating expense and mortgage interest (Note 6)	462	449
Other general and administrative expense	1,868	1,118
Operating and Other Expense	5,832	4,211

Net Income/(Loss) Before Preferred Stock Dividends	53,673	(85,943)
Less: Preferred Stock Dividends	2,040	2,040
Net Income/(Loss) to Common Stockholders	$51,633	$(87,983)

Income/(Loss) Per Share of Common Stock–Basic and Diluted (Note 11)	$0.23	$(0.61)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009
(In Thousands, Except Per Share Amounts)	(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 per Share:
Balance at December 31, 2008 and March 31, 2009 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2008 (219,516 shares)	2,195
Issuance of common stock (2,862 shares)	29
Balance at March 31, 2009 (222,378 shares)	2,224

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2008	1,775,933
Issuance of common stock, net of expenses	16,344
Share-based compensation expense	474
Balance at March 31, 2009	1,792,751

Accumulated Deficit:
Balance at December 31, 2008	(210,815)
Net income	53,673
Dividends declared on preferred stock	(2,040)
Balance at March 31, 2009	(159,182)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2008	(310,274)
Unrealized gains on investment securities, net	123,191
Unrealized gains on Swaps	10,821
Balance at March 31, 2009	(176,262)

Total Stockholders' Equity at March 31, 2009	$1,459,569

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In Thousands)	2009	2008
	(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$53,673	$(85,943)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Losses on sale of MBS, gross	-	25,101
Gains on sales of MBS, gross	-	(571)
Losses on early termination of Swaps	-	91,481
Other-than-temporary impairment charges	1,549	851
Amortization of purchase premium on MBS, net of accretion of discounts	4,228	5,267
Decrease in interest receivable	1,585	1,456
Depreciation and amortization on real estate	94	117
(Increase)/ decrease in other assets and other	(746)	198
(Decrease)/ increase in accrued expenses and other liabilities	(2,181)	8,369
(Decrease)/ increase in accrued interest payable	(7,745)	3,646
Equity-based compensation expense	474	342
Negative amortization and principal accretion on investment securities	(12)	(238)
Net cash provided by operating activities	$50,919	$50,076

Cash Flows From Investing Activities:
Principal payments on MBS and other investments securities	$357,525	$395,632
Proceeds from sale of MBS	-	1,851,019
Purchases of MBS and other investment securities	(62,034)	(2,089,356)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(218)	(740)
Net cash provided by investing activities	$295,273	$156,555

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(16,630,370)	$(15,762,869)
Proceeds from borrowings under repurchase agreements	16,364,175	15,548,622
Payments made on termination of Swaps	-	(91,481)
Payments made for margin calls on repurchase agreements and Swaps	(74,360)	(123,373)
Cash received for reverse margin calls on repurchase agreements and Swaps	70,820	94,835
Proceeds from issuances of common stock	16,373	253,074
Dividends paid on preferred stock	(2,040)	(2,040)
Dividends paid on common stock and dividend equivalent rights (“DERs”)	(46,351)	(18,005)
Principal payments on mortgage loan	(39)	(37)
Net cash used by financing activities	$(301,792)	$(101,274)
Net increase in cash and cash equivalents	$44,400	$105,357
Cash and cash equivalents at beginning of period	$361,167	$234,410
Cash and cash equivalents at end of period	$405,567	$339,767

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31,
(In Thousands)	2009	2008
	(Unaudited)

Net income/(loss) before preferred stock dividends	$53,673	$(85,943)
Other Comprehensive Income/(Loss):
Unrealized gain on investment securities arising during the period, net	121,786	8,836
Reclassification adjustment for MBS sales	-	(8,241)
Reclassification adjustment for net losses included in net income/(loss) for other-than-temporary impairments	1,405	301
Unrealized gain/(loss) on Swaps arising during the period, net	10,821	(90,013)
Reclassification adjustment for net losses included in net income/(loss) from Swaps	-	48,162
Comprehensive income/(loss) before preferred stock dividends	187,685	(126,898)
Dividends declared on preferred stock	(2,040)	(2,040)
Comprehensive Income/(Loss) to Common Stockholders	$185,645	$(128,938)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation
The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2009 and results of operations for all periods presented have been made.  The results of operations for the three-month period ended March 31, 2009 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

(b) MBS/Investment Securities
The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in investment securities on the Consolidated Balance Sheets with the fair value of the MBS pledged disclosed parenthetically.  (See Notes 3, 5, 7, 8 and 14.)

The Company’s investment securities are comprised primarily of Hybrid MBS (which are MBS secured by mortgages that have a fixed interest rate for a specified period, typically three to ten years, and, thereafter, generally reset annually) and adjustable-rate MBS (collectively, “ARM-MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency MBS”).  To a lesser extent, the Company has investments in non-Agency MBS, which are not guaranteed by any agency of the U.S. Government.  The Company’s non-Agency MBS are primarily comprised of residential MBS that represent the senior most tranches within the MBS structure (“Senior MBS”).  The Company’s Senior MBS are rated by a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”).  In addition, the Company may have investments in other mortgage-related securities and other investments, which may or may not be rated.  (See Note 3.)

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s investment securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss)/income, a component of Stockholders’ Equity.  (See Note 2(k).)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  (See Note 14.)  The Company applies the guidance prescribed in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1 and 124-1”).  (See Note 2(p).)

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

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  Premiums and discounts associated with Agency MBS and MBS rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”).

Interest income on certain of the Company’s non-Agency MBS is recognized in accordance with Emerging Issues Task Force (“EITF”) of the FASB Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), as amended by FSP No. EITF 99-20-1 “Amendments to the Impairment Guidance of EITF 99-20” (“FSP EITF 99-20-1”).  Pursuant to EITF 99-20, cash flows from a security are estimated based on the holder’s best estimate of current information and events and the excess of the future cash flows over the investment is recognized as interest income under the effective yield method.

Under both FAS 91 for MBS purchased at a significant discount and EITF 99–20, as amended, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the purchase price.  The cash flow projections are an estimate based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  The Company reviews and, if appropriate, makes adjustments to its cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, and/or the carrying value of such securities.  (See Notes 2(o) and 3.)

(c) Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls.  The Company held $10.0 million and $5.5 million of cash pledged by its counterparties at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, all of the Company’s cash investments were in high quality overnight money market funds, such that their carrying amount is deemed to be their fair value.  (See Note 8.)

(d) Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to Swap or repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the Swap or repurchase agreement.  The Company had restricted cash, held as collateral against its repurchase agreements and Swaps, of $78.8 million and $70.7 million at March 31, 2009 and December 31, 2008, respectively.  (See Notes 5, 7 and 8.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(e) Credit Risk/Other-Than-Temporary Impairment
The Company limits its exposure to credit losses on its investment portfolio by requiring that at least 50% of its investment portfolio consist of Hybrids and adjustable-rate MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one Rating Agency.  The remainder of the Company’s investment portfolio may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by the Company’s Board of Directors (the “Board”) or a committee thereof.  At March 31, 2009, all of the Company’s MBS were secured by pools of first lien mortgages on residential properties.  At March 31, 2009, 92.7% of the Company’s assets consisted of Agency MBS and related receivables, 2.3% were Senior MBS and related receivables and 4.6% were cash, cash equivalents and restricted cash; combined these assets comprised 99.6% of the Company’s total assets.  The Company’s remaining assets consisted of an investment in real estate, securities held as collateral, goodwill, prepaid and other assets and other non-Agency MBS.

The Company recognizes impairments on its investment securities in accordance with the FSP 115-1 and 124-1, which, among other things, specifically addresses: (i) the determination as to when an investment is considered impaired; (ii) whether that impairment is other-than-temporary; (iii) the measurement of an impairment loss; (iv) accounting considerations subsequent to the recognition of an other-than-temporary impairment; and (v) certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The Company assesses its investment securities for other-than-temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.”  If it is determined that impairment is other-than-temporary, then the impairment is recognized in earnings reflecting the entire difference between the investment's cost basis and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The measurement of the impairment is not permitted to include partial recoveries subsequent to the balance sheet date.  Following the recognition of an other-than-temporary impairment, the fair value of the investment becomes the new cost basis of the investment and may not be adjusted for subsequent recoveries in fair value through earnings.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3.)

Upon a decision to sell an impaired available-for-sale investment security on which the Company does not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made.  Even if the inability to collect is not probable, the Company may recognize an other-than-temporary impairment charge if, for example, the Company does not have the intent and ability to hold a security until its fair value has recovered.  (See Notes 2(o)  and 2(p).)

Certain of the Company’s non-Agency MBS were purchased at a discount to par value, with a portion of such discount considered credit protection against future credit losses.  The initial credit protection (i.e., discount) on these MBS may be adjusted over time, based on the performance of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and write-downs of such securities to a new cost basis could result.

(f) Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At March 31, 2009 and December 31, 2008, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually at the entity level.  Through March 31, 2009, the Company had not recognized any impairment against its goodwill.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(g) Real Estate
At March 31, 2009, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(h) Repurchase Agreements
The Company finances the acquisition of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under its repurchase agreements, the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines as the MBS principal is repaid, or if the fair value of the MBS pledged as collateral declines due to changes in market interest rates, spreads or other market conditions.  To date, the Company had satisfied all of its margin calls and has never sold assets to meet any margin calls.  (See Notes 7 and 8.)

The Company’s repurchase agreements typically have terms ranging from one month to three months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At March 31, 2009, the Company had outstanding balances under repurchase agreements with 20 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $133.8 million, or 9.2% of stockholders’ equity, related to repurchase agreements.  (See Note 7.)

(i) Equity Based Compensation
The Company accounts for its stock-based compensation in accordance with FAS No. 123R, “Share-Based Payment,” (“FAS 123R”).  The Company uses the Black-Scholes-Merton option model to value its stock options.  There are limitations inherent in this model, as with all other models currently used in the market place to value stock options.  For example, the Black-Scholes-Merton option model was not designed to value stock options which contain significant restrictions and forfeiture risks, such as those contained in the stock options that have been granted by the Company.  Significant assumptions are made in order to determine the Company’s option value, all of which are subjective.  The fair value of the Company’s stock options are expensed using the straight-line method.

Pursuant to FAS 123R, compensation expense for restricted stock awards, restricted stock units (“RSUs”) and stock options is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Payments pursuant to DERs, which are attached to certain awards are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant, or at such time that there is no longer a risk of forfeiture.  The Company applies a zero forfeiture rate for its equity based awards, given that such awards have been granted to a limited number of employees, and that historical forfeitures have been minimal.  Should information arise indicating that forfeitures may occur, the forfeiture rate would be revised and accounted for as a change in estimate.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Forfeiture provisions for dividends and DERs on unvested equity instruments on the Company’s equity based awards vary by award.  To the extent that equity awards do not vest and grantees are not required to return such payments to the Company, additional compensation expense is recorded at the time an award is forfeited.  There were no forfeitures of any equity based compensation awards during the quarters ended March 31, 2009 and 2008.  (See Note 13.)

(j) Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income/(loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period, which also includes participating securities representing unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.  Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and RSUs outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.

The Company’s adoption of FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”) on January 1, 2009 did not have a material impact on the Company’s EPS for current or prior periods.  (See Notes 2(o) and 11.)

(k) Comprehensive Income/Loss
The Company’s comprehensive income/(loss) includes net income/(loss), the change in net unrealized gains/(losses) on its investment securities and hedging instruments, adjusted by realized net gains/(losses) included in net income/(loss) for the period and is reduced by dividends declared on the Company’s preferred stock.

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

(m) Derivative Financial Instruments/Hedging Activity
The Company utilizes derivative financial instruments to manage a portion of its interest rate risk and does not enter into derivative transactions for speculative or trading purposes.  These derivative financial instruments were comprised of Swaps for the periods presented and are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”).  The Company’s Swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its borrowings.  No cost is incurred at the inception of a Swap, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap.  The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” in accordance with FAS 133.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Swaps are designated as “cash flow hedges,” changes in their fair value is recorded in other comprehensive (loss)/income provided that the hedge is effective.  A change in fair value for any ineffective amount of the Company’s Swaps would be recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of ineffectiveness of the hedge, except that the Company has recognized 100% of all gains and losses realized on Swaps that have been terminated early, as all of the associated hedges were deemed ineffective.  (See Notes 5, 8 and 14.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FASB Interpretation (“FIN”) No. 39-1, “Amendment of FIN No. 39” (“FIN 39-1”), defines “right of setoff” and specifies the conditions that must be met for a derivative contract to qualify for this right of setoff.  FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet.  In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The Company’s adoption of FIN 39-1 on January 1, 2008 did not have any impact on its consolidated financial statements, as the Company does not offset cash collateral receivables or payables against its net derivative positions.

(n) Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities
On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  Changes to previous practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  FAS 157 clarified that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, FAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Notes 2(p) and 14.)

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

FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.  The adoption of FAS 159 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements, as it did not elect the fair value option on any of its assets or liabilities.

(o) Adoption of New Accounting Standards and Interpretations
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions
On January 1, 2009, the Company adopted FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under FAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  The adoption of FSP 140-3 had no impact on the Company’s financial statements, as the Company did not enter into any linked transactions.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amendments to the Impairment Guidance of EITF 99-20
On January 12, 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF 99-20 to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests within the scope of EITF 99-20.  FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other–than–temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected.  This change is consistent with the impairment models contained in FAS 115.  FSP EITF 99-20-1 emphasizes that the holder must consider all available information relevant to the collectibility of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows.  Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral.  The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectibility of the security.  The Company’s adoption of FSP EITF 99-20-1 on December 31, 2008 did not have a material impact on the Company’s financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
On January 1, 2009, the Company adopted EITF 03-6-1, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 requires that all previously reported EPS data is retrospectively adjusted to conform with the provisions of EITF 03-6-1.  The Company’s adoption of EITF 03-6-1 on January 1, 2009 did not have a material impact on the Company’s historical or current period EPS amounts.

(p) Recently Issued Accounting Standards
On April 9, 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”).  The key provisions of these FSPs, which are intended to provide additional guidance for interim fair value disclosures, fair value measurements and the determination of other-than-temporary impairments, are summarized as follows:

FSP 107-1 and APB 28-1:  FSP 107-1 and APB 28-1 amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet.  This FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements.  FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2.  The Company did not elect early adoption of this FSP for the quarter ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.

FSP 157-4:  FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  Among other things, FSP 157-4 amends FAS 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If a reporting entity elects to adopt early either FSP 115-2 and 124-2 or FSP 107-1 and APB 28-1, the reporting entity also is required to adopt early FSP 157-4.  Additionally, if a reporting entity elects to early adopt FSP 157-4, FSP 115-2 and 124-2 and FSP 107-1 and APB 28-1 must also be adopted early.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate.  The Company did not elect early adoption of FSP 157-4 during the quarter ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FSP 115-2 and 124-2:  The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings (such as for securities classified as held-to-maturity or available-for-sale), should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  The objective of FSP 115-2 and 124-2, which amends exiting other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  Specifically, the recognition guidance contained in FSP 115-2 and 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within FAS 115, FSP 115-1 and 124-1, FSP EITF 99-20-1 and American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  Among other provisions, FSP 115-2 and 124-2 requires entities to:  (1) split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes; (2) disclose information for interim and annual periods that enables financial statement users to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and (3) disclose for interim and annual periods information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.  FSP 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, it would also be required to adopt early this FSP 115-2 and 124-2.  Additionally, if an entity elects to early adopt FSP 115-2 and 124-2, it is required to adopt FSP 157-4 and FSP 107-1 and APB 28-1.  For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosures provided.  The Company did not elect early adoption of FSP 115-2 and 124-2 during the quarter ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.

(q) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Investment Securities

At March 31, 2009 and December 31, 2008, the Company’s investment securities portfolio consisted primarily of pools of Agency ARM-MBS.  The Company’s non-Agency MBS, 99.9% of which were comprised of Senior MBS, are reported below based on the lowest rating issued by a Rating Agency at the date presented.  The Company may pledge its MBS as collateral against its repurchase agreements and Swaps.  (See Note 8.)  The following tables present certain information about the Company's investment securities at March 31, 2009 and December 31, 2008:

March 31, 2009
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$8,669,095	$111,010	$(1,370)	$8,778,735	$8,958,157	$194,608	$(15,186)	$179,422
Freddie Mac	675,524	10,202	-	702,441	712,077	10,512	(876)	9,636
Ginnie Mae	28,731	510	-	29,241	29,139	68	(170)	(102)
Total Agency MBS	9,373,350	121,722	(1,370)	9,510,417	9,699,373	205,188	(16,232)	188,956
Non-Agency Senior MBS:
Rated AAA	128,448	1,400	(19,248)	110,600	81,213	901	(30,288)	(29,387)
Rated AA	5,916	-	(3,032)	2,884	3,017	133	-	133
Rated A	120,499	16	(4,605)	115,910	63,435	182	(52,657)	(52,475)
Rated BBB	51,547	273	(14,044)	37,776	29,048	706	(9,434)	(8,728)
Rated BB	60,180	60	(8,648)	51,592	26,231	362	(25,723)	(25,361)
Rated B	68,594	91	(12,220)	56,465	33,409	360	(23,416)	(23,056)
Rated CCC	18,566	-	(10,116)	8,450	8,575	418	(293)	125
Total Senior MBS	453,750	1,840	(71,913)	383,677	244,928	3,062	(141,811)	(138,749)
Other Non-Agency MBS	2,152	-	(79)	217	218	1	-	1
Total MBS	$9,829,252	$123,562	$(73,362)	$9,894,311	$9,944,519	$208,251	$(158,043)	$50,208

December 31, 2008
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$8,986,206	$115,106	$(1,401)	$9,099,911	$9,156,030	$78,148	$(22,029)	$56,119
Freddie Mac	714,110	10,753	-	732,248	732,719	3,462	(2,991)	471
Ginnie Mae	30,017	532	-	30,549	29,864	-	(685)	(685)
Total Agency MBS	9,730,333	126,391	(1,401)	9,862,708	9,918,613	81,610	(25,705)	55,905
Non-Agency Senior MBS:
Rated AAA	106,191	1,487	(7,290)	100,388	71,418	961	(29,931)	(28,970)
Rated AA	29,064	352	-	29,416	17,767	-	(11,649)	(11,649)
Rated A	115,213	-	(1,845)	113,368	67,346	269	(46,291)	(46,022)
Rated BBB	10,524	91	(2,705)	7,910	4,999	66	(2,977)	(2,911)
Rated BB	79,700	-	(626)	79,074	41,075	-	(37,999)	(37,999)
Rated CCC	1,852	-	(931)	921	989	68	-	68
Total Senior MBS	342,544	1,930	(13,397)	331,077	203,594	1,364	(128,847)	(127,483)
Other Non-Agency MBS	2,161	-	(197)	1,781	376	-	(1,405)	(1,405)
Total MBS	$10,075,038	$128,321	$(14,995)	$10,195,566	$10,122,583	$82,974	$(155,957)	$(72,983)

(1)  Purchase discounts included $38.8 million and $5.9 million of discounts designated as credit reserves at March 31, 2009 and December 31, 2008, respectively. These credit discounts are not expected to be accreted into interest income.

(2) Includes principal payments receivable, which are not included in the Principal/Current Face.  Amortized cost is reduced by other-than-temporary impairments recognized, such that the amortized cost for other-than-temporarily impaired securities is equal to their fair value at the impairment date, and therefore is not equal to the current face net of purchase premiums or discounts.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Agency MBS: Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  During the third quarter of 2008, Fannie Mae and Freddie Mac were placed in conservatorship under the newly-created Federal Housing Finance Agency, which significantly strengthened the  backing for these guarantors.

Non-Agency MBS:  The Company’s non-Agency MBS, which includes Senior MBS, are certificates that are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation.  Non-Agency MBS may be rated from AAA to CC by one or more of the Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its financial commitment on the obligation.  The Company’s non-Agency MBS are primarily comprised of Senior MBS which are the senior most tranches from their respective securitizations.  The loans collateralizing the Company’s Senior MBS include Hybrids and, to a lesser extent, adjustable-rate mortgages.

Certain of the Company’s non-Agency MBS were purchased at a discount to par value.  The portion of such discount that is considered credit protection against future credit losses is designated as a credit reserve and is not accreted into interest income.  Discounts designated as credit reserves may be adjusted over time, based on review of the investment or, if applicable, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the discount initially designated as a credit reserve may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, other-than-temporary impairment charges and write-downs of such securities to a new cost basis could result.  The Company had unearned discounts of $73.4 million, of which $38.8 million were designated as credit reserves, at March 31, 2009 and $15.0 million, of which $5.9 million were designated as credit reserves, at December 31, 2008.

The following table presents information about the Company’s investment securities that were in an unrealized loss position at March 31, 2009:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$27,700	$78	33	$516,687	$15,108	102	$544,387	$15,186
Freddie Mac	22,226	89	8	32,748	787	27	54,974	876
Ginnie Mae	10,467	40	5	9,026	130	7	19,493	170
Total Agency MBS	60,393	207	46	558,461	16,025	136	618,854	16,232
Non-Agency MBS:
Rated AAA	7,865	734	3	57,534	29,554	9	65,399	30,288
Rated A	-	-	-	57,598	52,657	2	57,598	52,657
Rated BBB	4,803	259	2	13,531	9,175	1	18,334	9,434
Rated BB	1,048	225	1	19,879	25,498	2	20,927	25,723
Rated B	7,141	748	2	21,370	22,668	2	28,511	23,416
Rated CCC	1,388	293	1	-	-	-	1,388	293
Total Non-Agency MBS	22,245	2,259	9	169,912	139,552	16	192,157	141,811
Total MBS	$82,638	$2,466	55	$728,373	$155,577	152	$811,011	$158,043

During the three months ended March 31, 2009, the Company recognized aggregate other-than-temporary impairments of $1.5 million against five of its non-Agency MBS, none of which were Senior MBS.  These non-Agency MBS had an amortized cost of $1.7 million prior to recognizing the impairments and, an aggregate carrying value of $218,000 after recognizing the other-than-temporary impairments.  All of the Company’s remaining MBS, including MBS that were in an unrealized loss position, were performing in accordance with their terms.  During the three months ended March 31, 2008, the Company recognized an impairment charge $851,000 against an unrated investment security, which had an amortized cost of $1.9 million prior to recognizing the impairment.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company believes that the impairments on its remaining MBS are temporary and are primarily related to an overall widening of market spreads for many types of fixed income products, reflecting, among other things, reduced liquidity in the market.  At March 31, 2009, the Company believed it had the ability and intended to continue to hold each of its Agency and non-Agency MBS in unrealized loss positions until recovery, which may be at their maturity.  In assessing the Company’s ability to hold its impaired MBS, it considers the significance of each investment and the amount of impairment, as well as the Company’s current and anticipated leverage capacity and liquidity position.  The Company did not sell any investment securities during the quarter ended March 31, 2009 and did not have plans to sell any securities that were in an unrealized loss position.

At March 31, 2009, the Company’s Agency MBS portfolio had net unrealized gains of $189.0 million, comprised of gross unrealized gains of $205.2 million and gross unrealized losses of $16.2 million and, its non-Agency MBS had net unrealized losses of $138.7 million, comprised of gross unrealized losses of $141.8 million and gross unrealized gains of $3.1 million.  All of the unrealized gains on the Company’s Senior MBS were related to the Senior MBS acquired by the Company through its wholly-owned subsidiary MFResidential Assets I, LLC (“MFR”), while $139.6 million of the gross unrealized losses were related to non-Agency MBS purchased prior to 2008.  It is anticipated that pending government actions aimed at increasing market liquidity are likely to make leverage for non-Agency MBS more readily available during 2009, thereby increasing the potential for appreciation on the Company’s non-Agency MBS.  At March 31, 2009, the Company had borrowings under repurchase agreements of $84.0 million (less than 1.0% of repurchase borrowings) against its non-Agency MBS portfolio.  At March 31, 2009, the Company estimated that the recovery period for its non-Agency MBS was approximately 18 months.  The Company determined that it had the ability and intent to continue to hold these securities until recovery, such that the impairment on each of its non-Agency MBS at March 31, 2009 was considered temporary.

The Company’s intent and ability to continue to hold its available-for-sale securities in an unrealized loss position until recovery, which may be at their maturity, is based on its reasonable judgment of the specific facts and circumstances at the time such assessment is made.  In making this assessment, the Company reviews and considers its contractual collateral requirements, investment and leverage strategies, current and targeted liquidity position, current and anticipated market conditions, as well as the expected cash flows from such securities and, the nature and credit quality of the underlying assets collateralizing such securities.  The Company’s assessment of its ability and intent to continue to hold its securities may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in the Company’s assessment of its ability and/or intent to hold impaired investment securities could result in the Company recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.  (See Note 2(p).)

In response to tightening of market credit conditions in March 2008, the Company adjusted its balance sheet strategy decreasing its target range for its debt-to-equity multiple.  In order to reduce its borrowings, the Company sold MBS with an amortized cost of $1.876 billion and realized aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  Given the continued uncertainty in the financial markets and the Company’s purchases of Senior MBS on an unleveraged basis, the Company continues to maintain low leverage.

The following table presents the impact of the Company’s investment securities on its other comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In Thousands)	2009	2008
Accumulated other comprehensive income/(loss) from investment securities:
Unrealized (loss)/gain on investment securities at beginning of period	$(72,983)	$29,232
Unrealized gain on investment securities arising during the period, net	121,786	8,836
Reclassification adjustment for MBS sales	-	(8,241)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	1,405	301
Balance at the end of period	$50,208	$30,128

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s net yield on its MBS portfolio was 5.23% and 5.62% for the three months ended March 31, 2009 and March 31, 2008, respectively.  The following table presents components of interest income on the Company’s investment securities portfolio for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In Thousands)	2009	2008
Coupon interest on MBS	$136,381	$130,282
Premium amortization	(4,758)	(5,358)
Discount accretion	530	91
Interest income on MBS, net	132,153	125,015
Interest on income notes	-	50
Total	$132,153	$125,065

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at March 31, 2009:

	March 31, 2009
Months to Coupon Reset or Contractual Payment	Fair Value	% of Total	WAC (1)
(Dollars in Thousands)
Within one month	$439,101	4.4%	3.95%
One to three months	122,968	1.2	5.07
Three to 12 Months	450,879	4.5	4.91
One to two years	1,023,017	10.3	5.37
Two to three years	1,631,263	16.5	6.05
Three to five years	1,859,137	18.7	5.52
Five to 10 years	4,418,154	44.4	5.54
Total	$9,944,519	100.0%	5.50%
(1) "WAC" is the weighted average coupon rate on the Company’s MBS, which is higher than the net yield that will be earned on such MBS. The net yield is primarily reduced by net premium amortization and the contractual delay in receiving payments, which delay varies by issuer.

4. Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2009 and December 31, 2008:

(In Thousands)	March 31, 2009	December 31, 2008
MBS interest receivable:
Fannie Mae	$39,651	$41,370
Freddie Mac	6,244	6,587
Ginnie Mae	124	136
Non-Agency Senior MBS	2,089	1,596
Other non-Agency MBS	9	9
Total interest receivable on MBS	48,117	49,698
Money market investments	22	26
Total interest receivable	$48,139	$49,724

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Swaps

As part of the Company’s interest rate risk management process, it periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  At and during the three months ended March 31, 2009, the Company’s derivatives were entirely comprised of Swaps, which have the effect of modifying the interest rate repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.

The following table presents the fair value of derivative instruments and their location in the Company’s Consolidated Balance Sheets at March 31, 2009 and December 31, 2008:

Derivates Designated as Hedging Instruments Under FAS 133	Balance Sheet Location	March 31, 2009	December 31, 2008
(In Thousands)
Swaps	Liabilities-Swaps, at fair value	$(226,470)	$(237,291)

Consistent with market practice, the Company has agreements with its Swap counterparties that provide for collateral based on the fair values of its derivative contracts.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the Swap.  Certain Swaps may provide for cross collateralization with repurchase agreements with the same counterparty.

Certain of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2009.

The Company had MBS with a fair value of $170.3 million and $171.0 million pledged as collateral against its Swaps at March 31, 2009 and December 31, 2008, respectively.  The Company had restricted cash of $64.0 million and $70.7 million pledged against its Swaps at March 31, 2009 and December 31, 2008, respectively.  (See Note 8.)

The use of hedging instruments exposes the Company to counterparty credit risks in the event of a default by a Swap counterparty, as the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty receiving back its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a Counterparty should file for bankruptcy, the Company may experience difficulty recovering its pledged assets which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty. At March 31, 2009, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive loss for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
(In Thousands)	2009	2008
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(237,291)	$(99,733)
Unrealized gain/(loss) on Swaps arising during the period, net	10,821	(90,013)
Reclassification adjustment for net losses included in net income from Swaps	-	48,162
Balance at the end of period	$(226,470)	$(141,584)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2009, all of the Company’s Swaps were deemed effective and no Swaps were terminated during the three months ended March 31, 2009.  During the three months ended March 31, 2008, the Company terminated 48 Swaps with an aggregate notional amount of $1.637 billion and, in connection therewith, repaid the repurchase agreements hedged by such Swaps.  These transactions resulted in the Company recognizing net losses of $91.5 million.  To date, except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2009 and 2008:
	For the Three Months Ended March 31,
(Dollars In Thousands)	2009	2008
Interest expense attributable to Swaps	$27,048	$9,331
Weighted average Swap rate paid	4.20%	4.58%
Weighted average Swap rate received	1.17%	3.84%

At March 31, 2009, the Company had Swaps with an aggregate notional amount of $3.740 billion, including $300.0 million notional for forward-starting Swaps, which had gross unrealized losses of $226.5 million and extended 28 months on average with a maximum term of approximately six years.

The following table presents information about the Company’s Swaps at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars In Thousands)
Active Swaps:
Within 30 days	$73,330	3.93%	0.92%	$78,348	3.92%	2.36%
Over 30 days to 3 months	146,988	4.10	0.98	151,697	4.12	1.48
Over 3 months to 6 months	205,991	4.06	0.96	220,318	4.04	1.78
Over 6 months to 12 months	502,117	4.22	0.88	513,070	4.24	1.50
Over 12 months to 24 months	841,980	4.18	0.91	821,162	4.13	1.68
Over 24 months to 36 months	580,796	4.14	0.91	642,595	4.12	1.61
Over 36 months to 48 months	735,259	4.37	0.86	833,302	4.40	1.43
Over 48 months to 60 months	155,189	4.02	0.86	169,351	4.01	1.99
Over 60 months	198,361	4.27	0.76	240,212	4.21	1.77
	3,440,011	4.20	0.89	3,670,055	4.19	1.62
Forward Starting Swaps (3)	300,000	4.39	0.50	300,000	4.39	0.44
Total	$3,740,011	4.22%	0.86%	$3,970,055	4.21%	1.53%
(1) Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.  For forward starting Swaps, the rate presented  reflects the rate that would be receivable if the Swap were active.

(3) $150.0 million of forward starting Swaps becomes active in July 2009, and $150.0 million becomes active in August 2009.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Real Estate

The Company’s investment in real estate at March 31, 2009 and December 31, 2008, which is consolidated with the Company, was comprised of an indirect 100% ownership interest in Lealand, a 191-unit apartment property located in Lawrenceville, Georgia.  The following table presents the summary of assets and liabilities of Lealand at March 31, 2009 and December 31, 2008:

(In Thousands)	March 31, 2009	December 31, 2008
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,264	$11,337
Cash, prepaids and other assets	127	144
Mortgage payable (1)	(9,270)	(9,309)
Accrued interest and other payables	(196)	(168)
Real estate assets, net	$1,925	$2,004

(1)  The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $185,000 at March 31, 2009 and December 31, 2008.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In Thousands)	2009	2008
Revenue from operations of real estate	$383	$414
Mortgage interest expense	(155)	(163)
Other real estate operations expense	(251)	(205)
Depreciation expense	(56)	(81)
Loss from real estate operations, net	$(79)	$(35)

7. Repurchase Agreements

The Company’s repurchase agreements bear interest that are LIBOR-based and are collateralized by the Company’s MBS and cash.  At March 31, 2009, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately three months and an effective repricing period of 14 months, including the impact of related Swaps.  At December 31, 2008, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately four months and an effective repricing period of 16 months, including the impact of related Swaps.

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related Swaps that hedge existing and forecasted repurchase agreements, at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Weighted Average		Weighted Average
Maturity	Balance	Interest Rate	Balance	Interest Rate
(Dollars In Thousands)
Within 30 days	$5,706,486	0.79%	$4,999,858	2.66%
Over 30 days to 3 months	1,428,208	1.08	2,375,728	2.37
Over 3 months to 6 months	759,913	4.86	93,204	4.93
Over 6 months to 12 months	178,061	4.77	847,363	5.18
Over 12 months to 24 months	315,973	3.87	316,883	3.89
Over 24 months to 36 months	281,300	3.60	289,800	3.60
Over 36 months	102,700	4.12	116,000	4.09
Total	$8,772,641	1.51%	$9,038,836	2.94%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2009, the Company had $9.375 billion of Agency MBS and $163.2 million of non-Agency MBS pledged as collateral against its repurchase agreements.  At December 31, 2008, the Company had $9.673 billion of Agency MBS and $182.4 million of non-Agency MBS pledged as collateral against its repurchase agreements.  At March 31, 2009, the Company had restricted cash of $14.8 million pledged against its repurchase agreements and held $29.8 million, comprised of $10.0 million of cash and $19.8 million of securities, of collateral pledged by its counterparties as a result of reverse margin calls initiated by the Company in connection with its repurchase agreements.  At December 31, 2008, the Company held $22.6 million, comprised of $5.5 million of cash and $17.1 million of securities, of collateral pledged by its counterparties as a result of reverse margin calls initiated by the Company in connection with its repurchase agreements.  (See Note 8.)

At March 31, 2009, the Company did not have an amount at risk of greater than 10% of stockholders’ equity with any of its individual repurchase agreement counterparties.

8. Collateral Positions

The Company pledges its MBS as collateral pursuant to its borrowings under repurchase agreements.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high quality securities.  In addition, pursuant to its Swap Agreements, the Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  Although permitted to do so, the Company had not repledged or sold any of the assets it held as collateral at March 31, 2009 and December 31, 2008.

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its repurchase agreements and Swaps at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held

Pursuant to Swaps:
MBS	$170,349	$-	$170,953	$-
Cash (1)	63,981	-	70,749	-
	234,330	-	241,702	-
Pursuant to Repurchase Agreements:
MBS	$9,538,150	$19,763	$9,855,685	$17,124
Cash (1)(2)	14,838	10,000	-	5,500
	9,552,988	29,763	9,855,685	22,624
Total	$9,787,318	$29,763	$10,097,387	$22,624

(1) Cash pledged as collateral is reported as restricted cash on the Company’s consolidated balance sheets.
(2) Cash held as collateral is reported as “cash and cash equivalents” and included in “obligations to return cash and security collateral” on the Company's consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents detailed information about the Company's MBS pledged as collateral pursuant to its repurchase agreements and Swaps at March 31, 2009:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
(In Thousands)
Fannie Mae	$8,714,007	$8,534,298	$38,580	$125,290	$125,425	$529	$8,878,406
Freddie Mac	653,918	643,756	5,915	32,232	32,360	269	692,334
Ginnie Mae	7,010	7,027	30	12,827	12,913	52	19,919
Rated AAA	54,336	80,878	329	-	-	-	54,665
Rated A	57,205	109,524	547	-	-	-	57,752
Rated BBB	13,531	22,706	92	-	-	-	13,623
Rated BB	16,773	40,188	199	-	-	-	16,972
Rated B	21,370	44,038	199	-	-	-	21,569
Total	$9,538,150	$9,482,415	$45,891	$170,349	$170,698	$850	$9,755,240

9. Commitments and Contingencies

(a) Security Purchase Commitment
At March 31, 2009, the Company had a commitment to purchase one Senior MBS with a par value of $9.1 million, which settled in April 2009 at a purchase price of $4.9 million.

(b) Lease Commitments
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at March 31, 2009, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

10. Stockholders’ Equity

(a) Dividends on Preferred Stock
The following table presents cash dividends declared by the Company on its preferred stock, from January 1, 2008 through March 31, 2009:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
February 20, 2009	March 2, 2009	March 31, 2009	$0.53125
November 21, 2008	December 1, 2008	December 31, 2008	0.53125
August 22, 2008	September 2, 2008	September 30, 2008	0.53125
May 22, 2008	June 2, 2008	June 30, 2008	0.53125
February 21, 2008	March 3, 2008	March 31, 2008	0.53125

(b) Dividends on Common Stock
The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax related reasons.  On April 1, 2009, the Company declared a $0.22 per share dividend on its common stock for the quarter ended March 31, 2009, which was paid on April 30, 2009 to stockholders of record on April 13, 2009.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through March 31, 2009:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 11, 2008	December 31, 2008	January 30, 2009	$0.210
October 1, 2008	October 14, 2008	October 31, 2008	0.220
July 1, 2008	July 14, 2008	July 31, 2008	0.200
April 1, 2008	April 14, 2008	April 30, 2008	0.180

(c) Shelf Registrations
On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At December 31, 2008, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

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

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan as amended and restated, (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing with the SEC and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.6 million shares remained available for issuance at March 31, 2009.

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

(e) DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the three months ended March 31, 2009, the Company issued 13,258 shares of common stock through the DRSPP, raising net proceeds of $74,981.  From the inception of the DRSPP in September 2003, through March 31, 2009, the Company issued 14,020,374 shares pursuant to the DRSPP raising net proceeds of $124.6 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f) Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three months ended March 31, 2009, the Company issued 2,810,000 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $16,355,764 and, in connection with such transactions, paid Cantor fees and commissions of $333,791. From inception of the CEO Program through March 31, 2009, the Company issued 30,144,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $194,908,570 and, in connection with such transactions, paid Cantor fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at March 31, 2009.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.  From inception of the Repurchase Program in April 2005 through April 2006, the Company repurchased 3,191,200 shares of common stock at an average cost of $5.90 per share.

11. EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In Thousands, except per share amounts)	2009	2008
Numerator:
Net income/(loss)	$53,673	$(85,943)
Dividends declared on preferred stock	(2,040)	(2,040)
Net income/(loss) to common stockholders from continuing operations	$51,633	$(87,983)

Denominator:
Weighted average common shares for basic earnings per share	222,103	144,710
Weighted average dilutive equity instruments (1)	69	—
Denominator for diluted earnings per share (1)	222,172	144,710
Basic and diluted net earnings/(loss) per share:	$0.23	$(0.61)

(1) The impact of dilutive stock options is not included in the computation of earnings per share for periods in which their inclusion would be anti-dilutive.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 was as follows:

(In Thousands)	March 31, 2009	December 31, 2008
Available-for-sale Investment Securities:
Unrealized gains	$208,251	$82,974
Unrealized losses	(158,043)	(155,957)
	50,208	(72,983)
Hedging instruments:
Unrealized losses on Swaps, net	(226,470)	(237,291)
	(226,470)	(237,291)
Accumulated other comprehensive loss	$(176,262)	$(310,274)

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

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2009, approximately 1.6 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until June 9, 2014, the tenth anniversary of the date that the Company’s stockholders approved such plan.

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine at its discretion.  Distributions are made with respect to vested DERs only to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $175,000 and $187,000 during the three months ended March 31, 2009 and 2008, respectively, for common stock dividends declared in the previous December.  At March 31, 2009, the Company had 835,892 DERs outstanding, all of which were entitled to receive dividends.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2009, 632,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $9.31.  No Options were granted and no Options expired during the three months ended March 31, 2009 and March 31, 2008.  During the three months ended March 31, 2009, no Options were exercised and 255,000 Options were exercised during the three months ended March 31, 2008.  As of March 31, 2009, the aggregate intrinsic value of total Options outstanding was $101,000.

Restricted Stock
During the three months ended March 31, 2009 and 2008, the Company awarded 16,978 and 10,811 shares of restricted common stock, respectively.  At March 31, 2009 and December 31, 2008, the Company had unrecognized compensation expense of $2.0 million and $2.1 million, respectively, related to the unvested shares of restricted common stock.  The unrecognized compensation expense at March 31, 2009 is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be based upon the market value of a share of the Company’s common stock, or such market value to the extent in excess of an established base value, on the applicable settlement date.  On October 26, 2007, the Company granted an aggregate of 326,392 RSUs, with DERs attached to certain of the Company’s employees under the 2004 Plan.  At March 31, 2009 and December 31, 2008, all of the Company’s RSUs outstanding were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs will be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013, as described in the related award agreement.  At March 31, 2009 and December 31, 2008, the Company had unrecognized compensation expense of $1.6 million, and $1.8 million, respectively, related to the unvested RSUs.

The following table presents the Company’s expenses related to its equity based compensation instruments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In Thousands)	2009	2008
Restricted shares of common stock	$251	$119
RSUs	223	223
Total	$474	$342

(b) Employment Agreements
The Company has an employment agreement with five of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon provisions that are subject to the occurrence of certain triggering events.

(c) Deferred Compensation Plans
The Company administers the “2003 Non-employee Directors’ Deferred Compensation Plan” and the “Senior Officers Deferred Bonus Plan” (collectively, the “Deferred Plans”).  Pursuant to the Deferred Plans, participants may elect to defer a certain percentage of their compensation.  The Deferred Plans are intended to provide participants with an opportunity to defer up to 100% of certain compensation, as defined in the Deferred Plans, while at the same time aligning their interests with the interests of the Company’s stockholders.

Amounts deferred are considered to be converted into “stock units” of the Company.  Stock units do not represent stock of the Company, but rather represent a liability of the Company changes in value as would equivalent shares of the Company’s common stock.  Deferred compensation liabilities are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  For the quarter ended March 31, 2009, the Company recognized an expense of $242,000 in connection with the Deferred Plans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2009 and December 31, 2008 and the Company’s associated liability under such plans at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(In Thousands)	Income Deferred	Liability Under Deferred Plans	Income Deferred	Liability Under Deferred Plans
Directors’ deferred	$315	$341	$484	$477
Officers’ deferred	26	32	153	138
	$341	$373	$637	$615

(d) Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the quarters ended March 31, 2009 and 2008, the Company recognized expenses for matching contributions of $34,000 and $29,000, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Swaps
The Company’s Swaps are valued using a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters. In valuing its Swaps, the Company considers the credit worthiness, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At March 31, 2009, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2009, on the consolidated balance sheet by the FAS 157 valuation hierarchy, as previously described:

	Fair Value at March 31, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
MBS	$-	$9,944,519	$-	$9,944,519
Securities held as collateral	-	19,763	-	19,763
Total assets carried at fair value	$-	$9,964,282	$-	$9,964,282
Liabilities:
Swaps	$-	$226,470	$-	$226,470
Obligation to return securities held as collateral (1)	-	19,763	-	19,763
Total liabilities carried at fair value	$-	$246,233	$-	$246,233
(1) Does not include cash held as collateral of $10.0 million.

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

15. Subsequent Event

On April 1, 2009, the Company declared a first quarter 2009 dividend of $0.22 per share on its common stock to stockholders of record on April 13, 2009.  These common stock dividends and DERs totaled $49.2 million and were paid on April 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this quarterly report on Form 10-Q:  MBS refers to the mortgage-backed securities; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; Senior MBS refers to non-Agency MBS that represent the senior most tranches within the MBS structure; Hybrids refers to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refers to Hybrids and adjustable-rate mortgage loans that typically have interest rates that adjust annually to an increment over a specified interest rate index; and ARM-MBS refers to MBS that are secured by ARMs.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2008.

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

Business/General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are primarily secured by pools of residential mortgages.  Our ARM-MBS consist primarily of Agency MBS and Senior MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

At March 31, 2009, we had total assets of approximately $10.518 billion, of which $9.945 billion, or 94.6%, represented our MBS portfolio.  At March 31, 2009, our MBS portfolio was comprised of $9.699 billion of Agency MBS, $244.9 million of Senior MBS, and $218,000 of other non-Agency MBS (which were not Senior MBS).  The remainder of our investment-related assets was primarily comprised of cash and cash equivalents, restricted cash, MBS-related receivables, securities held as collateral and an investment in a multi-family apartment property.

The mortgages collateralizing our MBS include Hybrids and, to a lesser extent, adjustable-rate mortgages.  As of March 31, 2009, assuming a 15% constant prepayment rate (or CPR) on our MBS, which approximates the speed which we estimate that our MBS generally prepay over time, approximately 23.5% of our MBS assets were expected to reset or prepay during the next 12 months and a total of 80.2% of our MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 35 months.  At March 31, 2009, our repurchase agreements were scheduled to reprice in approximately 14 months on average, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately 21 months.  We did not use leverage to acquire the Senior MBS purchased through our wholly-owned subsidiary, MFR, and, as such, the MBS held through MFR were not included in determining the estimated months to asset reset or expected prepayment, which is used to calculate our repricing gap.  Our repricing gap refers to the weighted average time period until our ARM-MBS are expected to prepay or reprice less the weighted average time period for liabilities to reprice for leveraged assets.

At March 31, 2009, approximately $9.177 billion, or 92.3%, of our MBS portfolio was in its contractual fixed-rate period and approximately $766.7 million, or 7.7%, was in its contractual adjustable-rate period.  Our MBS in their contractual adjustable-rate period include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the current interest rate on such MBS is generally adjusted on an annual basis.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the terms and availability of adequate financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our repurchase agreement borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our repurchase agreements to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

It is our business strategy to hold our MBS, as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or, a loss upon the sale of any such security.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In order to reduce this interest rate risk exposure, we enter into derivative financial instruments, which were comprised entirely of Swaps at and for the quarter ended March 31, 2009.  Our Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and anticipated LIBOR-based repurchase agreements.  Our Swaps are expected to result in interest savings in a rising interest rate environment and, conversely, in a declining interest rate environment, result in us paying the stated fixed rate on each of our Swaps, which could be higher than the market rate.  During the quarter ended March 31, 2009, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $230.0 million expire.

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of our investments in Senior MBS and our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality ARM-MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Recent Market Conditions and Our Strategy

The current financial environment is driven by exceptionally low short-term interest rates with a federal funds target rate range of 0.0% to 0.25%.  At March 31, 2009, we had borrowings under repurchase agreements with 20 counterparties with funding available to us at attractive rates.  However, it continues to be our view that the financial industry remains fragile.  At March 31, 2009, our debt-to-equity multiple was 6.0 times and our liquidity position was $647.7 million, consisting of $405.6 million of cash and cash investments, $157.1 million of unpledged Agency MBS and $85.0 of excess collateral.

Through its market activities, the U.S. Government is achieving its desired goal of lowering interest rates on conforming mortgages.  We expect that lower mortgage interest rates, along with higher loan-to-value limits on Agency qualifying mortgages, will generally cause prepayments on mortgages and, accordingly, prepayments on MBS to increase during 2009.  However, given that interest-only Hybrid MBS typically require interest only payments for an initial time period, typically varying between three and ten years, we believe that existing low monthly payments on these mortgages significantly reduce a mortgagee’s incentive to refinance into a fully amortizing mortgage, as it would likely result in a higher monthly payment.  As a result, we expect that our portfolio, of which 72.8% at March 31, 2009 was comprised of interest-only Hybrid MBS, will be less impacted by higher prepay speeds during 2009 than will amortizing Agency MBS.

The following table presents certain benchmark interest rates at the dates indicated:

Quarter Ended	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT (1)	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
March 31, 2009	0.50%	1.74%	1.97%	0.57%	0.80%	2.69%	0.00 - 0.25%
December 31, 2008	0.44	1.75	2.00	0.37	0.77	2.21	0.00 - 0.25
September 30, 2008	3.93	3.98	3.96	1.78	1.99	3.83	2.00
June 30, 2008	2.46	3.11	3.31	2.36	2.62	3.98	2.00
March 31, 2008	2.70	2.61	2.49	1.55	1.63	3.43	2.25
(1) CMT - is the rate for one-year constant maturity treasury.

The market value of our Agency MBS continues to be positively impacted by the U.S. Federal Reserve’s program to purchase $1.25 trillion of Agency MBS during 2009.  These governmental purchases have increased market prices, thereby reducing the current market yield on Agency MBS.  As a result, we did not purchase Agency MBS during the quarter ended March 31, 2009.  While our primary focus remains high quality, higher coupon Agency Hybrid MBS assets, as part of our strategy we increased our investments in Senior MBS.  Through MFR, we have acquired Senior MBS (representing the senior most tranches of residential MBS) at deep discounts to face (or par) value without the use of leverage.  From MFR’s inception in November 2008 through March 31, 2009, we acquired $75.2 million of Senior MBS at a weighted average purchase price of 51.2% of the face amount, of which $62.0 million were purchased during the quarter ended March 31, 2009.  At March 31, 2009, these Senior MBS had weighted average credit enhancement of 10.7%.  Unlike our Agency MBS, the yield on our Senior MBS may increase if their prepayment rates trend up, as purchase discounts are accreted into income.  During the three months ended March 31, 2009, our Senior MBS portfolio earned $5.8 million, of which $1.6 million was attributable to the Senior MBS held through MFR.  At March 31, 2009, $245.1 million, or 2.5%, of our MBS portfolio, including $75.0 million of MBS held through MFR, was invested in non-Agency MBS, of which $244.9 million were Senior MBS.  We continue to maintain lower leverage in accordance with our reduced leverage strategy adopted in early 2008 and our recent emphasis on acquiring Senior MBS without the use of leverage.  However, if the Treasury expands the eligible collateral under the Term Asset-Backed Security Loan Facility (or TALF) to include Senior MBS, we would consider employing leverage in our Senior MBS portfolio through borrowings under TALF.

In the current market, our MFR team is acquiring assets at projected loss adjusted yields in the mid-to-high teens.  While these MFR investments are not leveraged, leverage for non-Agency MBS may become more readily available during the remainder of 2009, creating the potential for higher returns on equity and asset appreciation.  Utilizing our existing MFR investment team and infrastructure, we are positioned to take advantage of the unprecedented opportunities available from investing in Senior MBS.  Based on market conditions, we currently anticipate allocating additional capital to MFR to acquire additional Senior MBS in the second quarter of 2009.  Through MFR, we are able to take advantage of investment opportunities while at the same time build a track record which could lead to additional asset management business.

Portfolio Holdings of MFResidential Assets I, LLC

The tables below do not include all of our Senior MBS.  (See the tables on page 41 of this quarterly report on Form 10-Q for information about our entire Senior MBS portfolio.)

The following table presents certain information, detailed by year of MBS securitization, about the underlying loan characteristics of the Senior MBS held through MFR at March 31, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	8	13	7	1	1	1	31
MBS current face	$39,844	$69,412	$24,293	$3,427	$3,700	$4,814	$145,490
MBS amortized cost	$19,169	$36,398	$12,733	$1,681	$1,910	$2,321	$74,212
MBS fair value	$19,684	$36,264	$13,435	$1,388	$1,886	$2,359	$75,016
Weighted average fair value to current face	49.4%	52.2%	55.3%	40.5%	51.0%	49.0%	51.6%
Weighted average coupon (2)	5.68%	5.70%	4.96%	5.69%	5.54%	5.34%	5.55%
Weighted average loan age (months) (2) (3)	28	35	50	27	39	49	36
Weighted average loan to value at origination (2) (4)	71%	71%	71%	73%	72%	74%	71%
Weighted average FICO at origination (2) (4)	733	734	732	708	714	709	731
Owner-occupied loans	75.0%	90.2%	91.5%	85.7%	93.4%	89.2%	86.2%
Rate-term refinancings	23.7%	16.7%	21.3%	19.1%	16.8%	16.2%	19.5%
Cash-out refinancings	29.9%	25.5%	21.8%	37.1%	30.5%	26.6%	26.5%
3 Month CPR (3)	11.9%	9.6%	9.4%	8.9%	12.2%	5.7%	10.1%
60+ days delinquent (4)	15.0%	11.8%	8.0%	29.4%	10.4%	22.1%	12.8%
Borrowers in bankruptcy (4)	0.7%	0.6%	0.7%	2.8%	0.4%	2.0%	0.8%
Credit enhancement (4) (5)	10.4%	10.0%	11.8%	16.0%	10.2%	16.0%	10.7%

(1)
FICO, named after Fair Isaac Corp, is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness.  FICO scores are reported borrower FICO scores at origination for each loan.

(2)	Weighted average is based on MBS current face at March 31, 2009.

(3)	Information provided is based on loans for individual group owned by us.

(4)	Information provided is based on loans for all groups that provide credit support for our MBS.

(5)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security.  All of the above non-Agency MBS were Senior MBS and therefore carry less credit risk than the junior securities that provide their credit enhancement.

The underlying ARMs collateralizing the Senior MBS held through MFR, presented above, are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the ARMs collateralizing these Senior MBS at March 31, 2009:

Property Location	Percent
Southern California	28.6%
Northern California	21.3%
Florida	7.2%
New York	4.6%
Virginia	4.5%
Arizona	3.1%

Results of Operations

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

For the first quarter of 2009, we had net income available to our common stockholders of $51.6 million, or $0.23 per common share, compared to a net loss of $88.0 million, or $(0.61) per common share for the first quarter of 2008.

Interest income on our investment securities portfolio for the first quarter of 2009 increased by $7.1 million, or 5.7%, to $132.2 million compared to $125.1 million for the first quarter of 2008.  This increase reflects the growth in our MBS portfolio funded by equity capital raised and invested on a leveraged basis.  Excluding changes in market values, our average investment in MBS increased by $1.205 billion, or 13.5%, to $10.107 billion for the first quarter of 2009 from $8.902 billion for the first quarter of 2008.  The net yield on our MBS portfolio decreased by 39 basis points, to 5.23% for the first quarter of 2009 compared to 5.62% for the first quarter of 2008.  This decrease in the net yield on our MBS portfolio primarily reflects a 51 basis point decrease in the gross yield, slightly offset by a seven basis point reduction in the cost of net premium amortization.  The decrease in the gross yield on the MBS portfolio to 5.50% for the first quarter of 2009 from 6.01% for the first quarter of 2008, reflects the impact on our assets from the general decline in market interest rates.  The decrease in the cost of our net premium amortization to 17 basis points for the first quarter of 2009 from 24 basis points for the first quarter of 2008 reflects a decrease in the average CPR experienced on our portfolio as well as a decrease in the average net purchase premium on our MBS portfolio.  Our average CPR for the quarter ended March 31, 2009 was 12.2% compared to 14.3% for the first quarter of 2008.  At March 31, 2009, we had net purchase premiums of $120.4 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $70.2 million, or 15.4%, on our non-Agency MBS.

The following table presents the components of the net yield earned on our MBS portfolios for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Cost of Delay for Principal Receivable	Net Yield
March 31, 2009	5.50%	(0.17)%	(0.10)%	5.23%
December 31, 2008	5.54	(0.14)	(0.11)	5.29
September 30, 2008	5.58	(0.17)	(0.11)	5.30
June 30, 2008	5.77	(0.26)	(0.15)	5.36
March 31, 2008	6.01	(0.24)	(0.15)	5.62

The following table presents information about income generated from each of our MBS portfolio groups during the quarter ended March 31, 2009:

MBS Category	Average Amortized Cost	Interest Income	Net Asset Yield
Agency MBS	$9,748,919	$126,304	5.18%
Senior MBS	356,730	5,825	6.53
Other non-Agency MBS (1)	1,758	24	5.49
Total	$10,107,407	$132,153	5.23%

(1) During the quarter ended March 31, 2009, we recognized an other-than-temporary impairment of $1.5 million on our other non-Agency MBS, which is not reflected in the yield for the period.

During the quarter ended March 31, 2009, we experienced a CPR of 12.2% on our MBS.  We expect that lower mortgage interest rates, along with higher loan-to-value limits on Agency qualifying mortgages, will generally cause prepayments on mortgages, and, accordingly, prepayments on MBS, to increase during 2009.  However, we believe the future direction of CPRs will vary by mortgage loan type and be impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates and the availability of credit to home borrowers.

The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis for the quarterly periods presented:

Quarter Ended	CPR
March 31, 2009	12.2%
December 31, 2008	8.5
September 30, 2008	10.3
June 30, 2008	15.8
March 31, 2008	14.3

Interest income from our cash investments, which are comprised of high quality money market investments, decreased by $2.4 million to $611,000 for the first quarter of 2009, from $3.0 million for the first quarter of 2008.  This decrease reflects the significant decrease in the yield earned on our cash investments to 0.54% for the first quarter of 2009 compared to 3.50% for the first quarter of 2008 due to significant decreases in market interest rates.  Our average cash investments increased by $110.0 million to $458.0 million for the first quarter of 2009 compared to $348.0 million for the first quarter of 2008.  In response to tightening of market credit conditions in March 2008, we modified our leverage strategy, reducing our target debt to equity multiple.  As a component of this strategy and to address increased volatility in the financial markets, we increased our cash investments.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Significant decreases in market interest rates also decreased the cost of our borrowings under repurchase agreements for the first quarter of 2009.  Our interest expense for the first quarter of 2009 decreased by 22.8% to $72.1 million, from $93.5 million for the first quarter of 2008, reflecting the significant decrease in the interest rates paid on our borrowings, partially off-set by an increase in the amount of our borrowings.  The average amount outstanding under our repurchase agreements for the first quarter of 2009 increased by $883.5 million, or 10.9%, to $8.984 billion, from $8.101 billion for the first quarter of 2008.  The increase in our borrowings under repurchase agreements reflects our leveraging of multiple equity capital raises.  We experienced a 138 basis point decrease in our effective cost of borrowing to 3.26% for the quarter ended March 31, 2009 from 4.64% for the quarter ended March 31, 2008.  Payments made/received on our Swaps are a component of our borrowing costs, and accounted for interest expense of $27.0 million, or 122 basis points, for the quarter ended March 31, 2009, compared to interest expense of $9.3 million, or a 46 basis point increase in our borrowing costs for the first quarter of 2008.

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap, such that the interest rate on our hedged repurchase agreements will not decrease in connection with the recent decline in market interest rates, but rather will remain at the fixed rate stated in the Swap agreements over their term.  At March 31, 2009, we had repurchase agreements of $8.773 billion, of which $3.440 billion was hedged with active Swaps.  At March 31, 2009, our Swaps had a weighted average fixed-pay rate of 4.22% and extended 28 months on average with a maximum term of approximately six years.  Based on current LIBOR and interest rates available on repurchase agreements, we expect that our overall funding costs will continue to trend downward in the second quarter of 2009.  (See Notes 5 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first quarter of 2009, our net interest income increased by $26.0 million, or 75.1%, to $60.6 million from $34.6 million for the first quarter of 2008.  This increase reflects the growth in our interest-earning assets and an improvement in our net interest spread as MBS yields relative to our cost of funding widened, which was slightly off-set by a decrease in the net yield on our MBS.  Our first quarter 2009 net interest spread and margin were 1.77% and 2.26%, respectively, compared to a net interest spread and margin of 0.90% and 1.47%, respectively, for the first quarter of 2008.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
Quarter Ended	Net Interest Spread	Net Interest Margin (1)	Net Yield on MBS	Cost of Funding MBS	Net MBS Spread
March 31, 2009	1.77%	2.26%	5.23%	3.26%	1.97%
December 31, 2008	1.37	1.91	5.29	3.82	1.47
September 30, 2008	1.61	2.09	5.30	3.60	1.70
June 30, 2008	1.38	1.89	5.36	3.85	1.51
March 31, 2008	0.90	1.47	5.62	4.64	0.98

(1) Net interest income divided by average interest-earning assets.

As part of our strategy in response to market conditions, during the quarter ended March 31, 2009, we invested $62.0 million in Senior MBS without the use of leverage and did not acquire any Agency MBS.  The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Cash (2)	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
March 31, 2009	$10,107,407	$132,153	$457,953	$132,764	5.03%	$8,984,456	$72,137	3.26%	$60,627
December 31, 2008	10,337,787	136,762	284,178	137,780	5.19	9,120,214	87,522	3.82	50,258
September 30, 2008	10,530,924	139,419	281,376	140,948	5.21	9,373,968	85,033	3.60	55,915
June 30, 2008	8,844,406	118,542	375,326	120,693	5.23	8,001,835	76,661	3.85	44,032
March 31, 2008	8,902,340	125,065	347,970	128,096	5.54	8,100,961	93,472	4.64	34,624

(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.
(2) Includes average interest earning cash, cash equivalents and restricted cash.

For the quarter ended March 31, 2009, we had net other operating losses of $1.1 million compared to net other operating losses of $116.4 million for the quarter ended March 31, 2008.  At March 31, 2009, we recognized other-than-temporary impairment charges of $1.5 million against five non-Agency MBS (none of which were Senior MBS) that had an amortized cost, prior to recognizing the impairment, of $1.7 million.  For the quarter ended March 31, 2008, we recognized an impairment charge of $851,000 against one of our unrated investment securities.  We did not sell any securities or terminate any Swaps during the first quarter of 2009, while during the first quarter of 2008, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million, and terminated 48 Swaps with an aggregate notional balance of $1.637 billion, realizing losses of $91.5 million.

For the first quarter of 2009, we had operating and other expenses of $5.8 million, including real estate operating expenses and mortgage interest totaling $462,000 attributable to our investment in one multi-family rental property.  For the first quarter of 2009, our compensation and benefits and other general and administrative expense were $5.4 million, or 0.20% of average assets, compared to $3.8 million, or 0.16% of average assets, for the first quarter of 2008.  The $858,000 increase in our employee compensation and benefits expense for the first quarter of 2009 compared to the first quarter of 2008, primarily reflects compensation and benefits associated with additional hires, salary increases and the vesting of equity based compensation awarded in previous years.  Other general and administrative expenses, which were $1.9 million for the first quarter of 2009 compared to $1.1 million for the first quarter of 2008, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs.  The increase in these costs primarily reflects costs related to expanding our investment analytics software, data system upgrades and costs associated with exploring new business opportunities.

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market transactions.  Our most significant use of cash is typically to repay principal and interest on our repurchase agreements, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  During the first quarter of 2009, we issued 13,258 shares of common stock pursuant to our DRSPP raising net proceeds of approximately $75,000.  In January 2009, we issued 2,810,000 shares of common stock, pursuant to our CEO Program in at-the-market transactions, raising net proceeds of $16.4 million.  At March 31, 2009, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

To the extent we raise additional equity capital through capital market transactions, we currently anticipate using cash proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreements, and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

Our existing repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  While repurchase agreement funding currently remains available to us at attractive rates from an increasing group of counterparties, it is our view that the banking system remains fragile.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and a “cushion” of cash and collateral to meet potential margin calls.  This cushion is comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties.  At March 31, 2009, our debt-to-equity multiple was 6.0 times, compared to 7.2 times at December 31, 2008.  This reduction in our leverage multiple reflects the appreciation in fair value of our Agency MBS and our purchases of Senior MBS without the use of leverage since December 31, 2008.  At March 31, 2009, we had borrowings under repurchase agreements of $8.773 billion with 20 counterparties and continued to have available capacity under our repurchase agreement credit lines, compared to repurchase agreements of $9.039 billion with 19 counterparties at December 31, 2008.

In connection with our repurchase agreements and Swaps, we routinely receive margin calls from our counterparties and make margin calls to our counterparties (i.e., reverse margin calls).  Margin calls and reverse margin calls may occur daily between us and any of our counterparties when the collateral value has changed from the amount contractually required.  The value of securities pledged as collateral changes as the factors for MBS change; reflecting principal amortization and prepayments, market interest rates and/or other market conditions change, and the market value of our Swaps change.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of securities and/or cash.

During the first quarter of 2009, we received cash of $357.5 million from prepayments and scheduled amortization on our MBS portfolio and purchased $62.0 million of Senior MBS.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  We did not sell any assets during the quarter ended March 31, 2009.

At March 31, 2009, we had a total of $9.708 billion of MBS and $78.8 million of restricted cash pledged against our repurchase agreements and Swaps.  At March 31, 2009, we had $647.7 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $405.6 million, unpledged Agency MBS of $157.1 million, which includes $19.8 million of MBS pledged to us by counterparties, and excess collateral of $85.0 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

Our margin requirements vary over time.  Our capacity to meet future margin calls will be impacted by our cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities.  (See our Consolidated Statements of Cash Flows, included under Item 1 of this quarterly report on Form 10-Q.)

The table below summarizes our margin transactions for the quarter ended March 31, 2009:

Collateral Pledged During the Quarter to Meet Margin Calls
Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Cash and Securities Received For Reverse Margin Calls	Net Assets Received/ (Pledged) For Margin Activity
(In Thousands)
$177,892	$74,360	$252,252	$209,342	$(42,910)

During the first quarter of 2009, we paid cash dividends of $46.2 million on our common stock and $175,000 on DERs, for dividends declared on our common stock in December 2008.  In addition, we declared and paid cash dividends of $2.0 million on our preferred stock during the first quarter of 2009.  On April 1, 2009, we declared our first quarter 2009 common stock dividend of $0.22 per share, which totaled $49.2 million and was paid on April 30, 2009.

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q for the quarter ended March 31, 2009.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions.  Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both of the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act.  As of March 31, 2009, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

Interest Rate Risk

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates.  In measuring our repricing gap, we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the our MBS portfolios; and (b) the months remaining until our repurchase agreements mature, including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with March 31, 2009, the monthly CPR on our MBS portfolio ranged from a high of 23.9% experienced during the quarter ended June 30, 2007 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average CPR over such quarters of 13.7%.

The following table presents information at March 31, 2009 about our repricing gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolios, on which we use leverage.

CPR Assumptions		Estimated Months to Asset Reset or Expected Prepayment (1)	Estimated Months to Liabilities Reset (2)	Repricing Gap in Months (1)
0	% (3)	53	14	39
15%		35	14	21
20%		30	14	16
25%		27	14	13

(1)  We did not use leverage to acquire the Senior MBS purchased through our wholly- owned subsidiary, MFR.  Therefore, these assets are not included in the estimated months to asset reset or expected prepayment used to calculate our repricing gap for leveraged assets.

(2) Reflects the effect of our Swaps.
(3) 0% CPR reflects scheduled amortization and contractual maturities, which does not consider any prepayments.

At March 31, 2009, our financing obligations under repurchase agreements had a weighted average remaining contractual term of approximately three months.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  During the quarter ended March 31, 2009, our Swaps increased our borrowing costs by $27.0 million, or 122 basis points.

While our Swaps do not extend the maturities of our repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  At March 31, 2009, we had repurchase agreements of $8.773 billion, of which $3.440 billion were hedged with active Swaps.  At March 31, 2009, our Swaps had a weighted average fixed-pay rate of 4.22% and extended 28 months on average with a maximum term of approximately six years.

The negative value of our Swaps reflects the decline in market interest rates that began during the latter part of 2008.  At March 31, 2009, our Swaps were in an unrealized loss position of $226.5 million, compared to $237.3 million at December 31, 2008.  We expect that the value of our Swaps to continue to improve over the course of 2009, as they amortize and the term of the remaining Swaps shortens.  From April 1, 2009 through December 31, 2009, $733.4 million, or 19.6% of our $3.740 billion Swap notional outstanding at March 31, 2009, will amortize.  During the quarter ended March 31, 2009, we did not enter into or terminate any Swaps.

The interest rates for most of our MBS, once in their adjustable period, are primarily dependent on LIBOR, CMT, and the Federal Reserve U.S. 12-month cumulative average one-year CMT rate (or MTA), while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At March 31, 2009, we had 82.9% of our Agency MBS repricing from LIBOR (of which 76.9% repriced based on 12-month LIBOR and 6.0% repriced based on six-month LIBOR), 13.2% repricing from the one-year CMT index, 3.5% repricing from MTA and 0.4% repricing from the 11th District Cost of Funds Index (or COFI).  Our non-Agency MBS, which comprised only 2.5% of our MBS portfolio at March 31, 2009 have interest rates that reprice based on these benchmark indices as well, but are leveraged significantly less than are our Agency MBS.  The returns on our Senior MBS, a significant portion of which were purchased at deep discounts, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly than the repricing of our assets, even with the impact of Swaps.  Therefore, on average, our cost of borrowings may rise or fall more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  The information presented in the following Shock Table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on our interest sensitive financial instruments at March 31, 2009.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Shock Table
Change in Interest Rates	Estimated Value of MBS	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (1)	Estimated Change in Fair Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$9,715,795	$(152,032)	$9,563,763	$(154,286)	(5.56)%	(1.59	) %
+ 50 Basis Point Increase	$9,862,725	$(189,251)	$9,673,474	$(44,575)	(1.69)%	(0.46	) %
Actual at March 31, 2009	$9,944,519	$(226,470)	$9,718,049	-	-	-
- 50 Basis Point Decrease	$9,961,176	$(263,689)	$9,697,487	$(20,562)	1.45%	(0.21	) %
-100 Basis Point Decrease	$9,912,696	$(300,908)	$9,611,788	$(106,261)	(4.68)%	(1.09	) %

(1) Excludes cash investments, which have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2009.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the Shock Table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of Swaps, should interest rates immediately change (or Shock).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at March 31, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.24 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (2.62).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

All of our MBS are designated as “available-for-sale” and, as such, are reflected at their fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive (loss)/income, a component of Stockholders’ Equity.  (See Note 12 to the consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  The fair value of our MBS fluctuates primarily due to changes in interest rates and other factors.  At March 31, 2009, our investments were primarily comprised of Agency MBS and Senior MBS.  While changes in the fair value of our Agency MBS is generally not credit-related, the illiquidity in the markets and the increase in market yields has had a significant negative impact on the market value of our non-Agency MBS.  At March 31, 2009, our non-Agency MBS, which were primarily comprised of Senior MBS, had a fair value of $245.1 million and an amortized cost of $383.9 million.

Our Senior MBS are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation, but rather are the most senior classes from their respective securitizations.  The loans collateralizing our Senior MBS include Hybrids, with fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, adjustable-rate mortgages.

The following table presents information about the underlying loan characteristics for all of our Senior MBS, which includes Senior MBS held through MFR, detailed by year of MBS securitization, held at March 31, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	10	14	14	1	1	7	47
MBS current face	$190,000	$107,734	$78,480	$3,427	$3,700	$70,409	$453,750
MBS amortized cost	$168,881	$74,528	$67,388	$1,681	$1,910	$69,289	$383,677
MBS fair value	$93,662	$54,662	$47,001	$1,388	$1,886	$46,329	$244,928
Weighted average fair value to current face	49.3%	50.7%	59.9%	40.5%	51.0%	65.8%	54.0%
Weighted average coupon (2)	5.91%	5.66%	4.77%	5.69%	5.54%	5.11%	5.52%
Weighted average loan age (months) (2) (3)	24	37	54	27	39	63	38
Weighted average loan to value at origination (2) (4)	72%	68%	70%	73%	72%	78%	72%
Weighted average FICO at origination (2) (4)	740	737	732	708	714	694	730
Owner-occupied loans	89.6%	91.3%	91.6%	85.7%	93.4%	77.5%	88.5%
Rate-term refinancings	30.7%	21.3%	23.9%	19.1%	16.8%	9.8%	23.8%
Cash-out refinancings	26.1%	29.6%	16.4%	37.1%	30.5%	39.4%	27.4%
3 Month CPR (3)	7.4%	6.4%	15.7%	8.9%	12.2%	11.5%	9.3%
60+ days delinquent (4)	10.7%	10.2%	8.4%	29.4%	10.4%	17.0%	11.3%
Borrowers in bankruptcy (4)	0.6%	0.8%	0.6%	2.8%	0.4%	3.0%	1.0%
Credit enhancement (4) (5)	7.2%	8.1%	11.0%	16.0%	10.2%	33.1%	12.2%

(1)
FICO, named after Fair Isaac Corp, is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness.  FICO scores are reported borrower FICO scores at origination for each loan.

(2)	Weighted average is based on MBS current face at March 31, 2009.

(3)	Information provided is based on loans for individual group owned by us.

(4)	Information provided is based on loans for all groups that provide credit support for our MBS.

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

The underlying ARMs collateralizing our Senior MBS are located in many geographic regions.  The following table presents the six largest geographic concentrations of the ARMs collateralizing our Senior MBS held at March 31, 2009:

Property Location	Percent
Southern California	30.5%
Northern California	19.5%
Florida	6.8%
Virginia	3.8%
New York	3.6%
Washington	2.9%

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls are not met, our lender could liquidate the securities collateralizing our repurchase agreements with such lender, potentially resulting in a loss to us.  To avoid forced liquidations, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay, thereby “shrinking the balance sheet”.  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale price of the assets sold.  Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our common and preferred stock.  Further, if we were unable to meet margin calls, lenders could sell the securities collateralizing such repurchase agreements, which sales could result in a loss to us.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

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

We typically pledge high-quality MBS and cash to secure our repurchase agreements and Swaps.  At March 31, 2009, we had $647.7 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $405.6 million, unpledged Agency MBS of $157.1 million and excess collateral of $85.0 million.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

Prepayment and Reinvestment Risk

Premiums paid on our MBS are amortized against interest income and discounts are accreted to interest income as we receive principal payments (i.e., prepayments and scheduled amortization) on such securities.  Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the MBS and their contractual terms.  In addition, purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At March 31, 2009, the net premium on our Agency MBS portfolio for financial accounting purposes was $120.4 million and the net purchase discount on our non-Agency MBS portfolio was $70.2 million.  For income tax purposes we estimate that at March 31, 2009, our net purchase premiums on our Agency MBS were $119.3 million and the net purchase discounts on our non-Agency MBS were $69.7 million.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

 There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).  The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this quarterly report on Form 10-Q.

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

10.6         Amended and Restated 2004 Equity Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.7         Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.8         Second Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: April 30, 2009	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)