Form 10-Q
period 2009-06-30
MFA FINANCIAL, INC.
filed 2009-07-27
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes        No   ✓

222,768,526 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 23, 2009.

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
(In Thousands, Except Per Share Amounts)	(Unaudited)
Assets:
Investment securities at fair value (including pledged mortgage-backed securities (“MBS”) of $8,766,779 and $10,026,638 at June 30, 2009 and December 31, 2008, respectively) (Notes 2(b), 3, 5, 7, 8 and 14)	$9,417,042	$10,122,583
Cash and cash equivalents (Notes 2(c), 7 and 8)	282,492	361,167
Restricted cash (Notes 2(d), 5 and 8)	39,930	70,749
Interest receivable (Note 4)	45,549	49,724
Real estate, net (Note 6)	11,188	11,337
Securities held as collateral, at fair value (Notes 7, 8 and 14)	-	17,124
Goodwill (Note 2(e))	7,189	7,189
Prepaid and other assets	2,804	1,546
Total Assets	$9,806,194	$10,641,419

Liabilities:
Repurchase agreements (Notes 7 and 8)	$7,951,931	$9,038,836
Accrued interest payable	14,851	23,867
Mortgage payable on real estate (Note 6)	9,224	9,309
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(l), 5, 8 and 14)	173,410	237,291
Obligations to return cash and security collateral, at fair value (Notes 8 and 14)	-	22,624
Dividends and dividend equivalents payable (Note 10(b))	-	46,351
Accrued expenses and other liabilities	6,196	6,064
Total Liabilities	$8,155,612	$9,384,342

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding at June 30, 2009 and December 31, 2008 ($96,000 aggregate liquidation preference) (Note 10)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 222,459 and 219,516 issued and outstanding at June 30, 2009 and December 31, 2008, respectively (Note 10)	2,225	2,195
Additional paid-in capital, in excess of par	1,793,315	1,775,933
Accumulated deficit	(141,296)	(210,815)
Accumulated other comprehensive loss (Note 12)	(3,700)	(310,274)
Total Stockholders’ Equity	$1,650,582	$1,257,077
Total Liabilities and Stockholders’ Equity	$9,806,194	$10,641,419

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008
		(Unaudited)

Interest Income:
Investment securities (Note 3)	$126,477	$118,542	$258,630	$243,607
Cash and cash equivalent investments	260	2,151	871	5,182
Interest Income	126,737	120,693	259,501	248,789

Interest Expense (Notes 5 and 7)	58,006	76,661	130,143	170,133

Net Interest Income	68,731	44,032	129,358	78,656

Other-Than-Temporary Impairments: (Note 3)
Total other-than-temporary impairment losses	(76,586)	(4,017)	(78,135)	(4,868)
Portion of loss recognized in other comprehensive income	69,126	-	69,126	-
Net Impairment Losses Recognized in Earnings	(7,460)	(4,017)	(9,009)	(4,868)

Other Income/(Loss):
Net gain/(loss) on sale of MBS (Note 3)	13,495	-	13,495	(24,530)
Revenue from operations of real estate (Note 6)	384	398	767	812
Loss on early termination of Swaps, net (Note 5)	-	-	-	(91,481)
Miscellaneous other (loss)/income, net	(1)	87	43	179
Other Income/(Loss)	13,878	485	14,305	(115,020)

Operating and Other Expense:
Compensation and benefits (Note 13)	3,612	2,687	7,114	5,331
Real estate operating expense and mortgage interest (Note 6)	453	424	915	873
New business initiative	-	998	-	998
Other general and administrative expense	1,978	1,353	3,846	2,471
Operating and Other Expense	6,043	5,462	11,875	9,673

Net Income/(Loss) Before Preferred Stock Dividends	69,106	35,038	122,779	(50,905)
Less: Preferred Stock Dividends (Note 10(a))	2,040	2,040	4,080	4,080
Net Income/(Loss) to Common Stockholders	$67,066	$32,998	$118,699	$(54,985)

Income/(Loss) Per Share of Common Stock-Basic and Diluted (Note 11)	$0.30	$0.20	$0.53	$(0.35)

Dividends Declared Per Share of Common Stock (Note 10(b))	$0.22	$0.18	$0.22	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009
(In Thousands, Except Per Share Amounts)	(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 per Share:
Balance at December 31, 2008 and June 30, 2009 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2008 (219,516 shares)	2,195
Issuance of common stock (2,943 shares)	30
Balance at June 30, 2009 (222,459 shares)	2,225

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2008	1,775,933
Issuance of common stock, net of expenses	16,515
Shares withheld for tax withholdings for exercise of common stock options	(33)
Share-based compensation expense	900
Balance at June 30, 2009	1,793,315

Accumulated Deficit:
Balance at December 31, 2008	(210,815)
Net income	122,779
Dividends declared on common stock	(48,996)
Dividends declared on preferred stock	(4,080)
Dividends declared on dividend equivalent rights (“DERs”)	(184)
Balance at June 30, 2009	(141,296)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2008	(310,274)
Unrealized gains on investment securities, net	242,693
Unrealized gains on Swaps	63,881
Balance at June 30, 2009	(3,700)

Total Stockholders' Equity at June 30, 2009	$1,650,582

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Thousands)	2009	2008
	(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$122,779	$(50,905)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Losses on sale of MBS	-	25,101
Gains on sales of MBS	(13,495)	(571)
Losses on early termination of Swaps	-	91,481
Other-than-temporary impairment charges	9,009	4,868
Amortization of purchase premium on MBS, net of accretion of discounts	7,729	10,910
Decrease/(increase) in interest receivable	4,175	(7,177)
Depreciation and amortization on real estate	221	236
Increase in prepaid and other assets and other	(910)	(308)
Increase in accrued expenses and other liabilities	132	649
Decrease in accrued interest payable	(9,016)	(43)
Equity-based compensation expense	900	639
Negative amortization and principal accretion on investment securities	(12)	(339)
Net cash provided by operating activities	$121,512	$74,541

Cash Flows From Investing Activities:
Principal payments on MBS and other investments securities	$834,085	$809,416
Proceeds from sale of MBS	438,507	1,851,019
Purchases of MBS and other investment securities	(327,588)	(4,954,094)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(460)	(98)
Net cash provided/(used) by investing activities	$944,544	$(2,293,757)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(33,833,050)	$(27,731,494)
Proceeds from borrowings under repurchase agreements	32,746,145	29,515,656
Payments made on termination of Swaps	-	(91,481)
Payments made for margin calls on repurchase agreements and Swaps	(101,800)	(140,724)
Cash received for reverse margin calls on repurchase agreements and Swaps	127,158	156,354
Proceeds from issuances of common stock	16,512	557,964
Dividends paid on preferred stock	(4,080)	(4,080)
Dividends paid on common stock and DERs	(95,531)	(45,455)
Principal payments on mortgage loan	(85)	(77)
Net cash (used)/provided by financing activities	$(1,144,731)	$2,216,663
Decrease in cash and cash equivalents	$(78,675)	$(2,553)
Cash and cash equivalents at beginning of period	$361,167	$234,410
Cash and cash equivalents at end of period	$282,492	$231,857

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
		(Unaudited)

Net income/(loss) before preferred stock dividends	$69,106	$35,038	$122,779	$(50,905)
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on investment securities arising during the period, net	124,419	(66,545)	236,861	(56,797)
Reclassification adjustment for MBS sales	(12,377)	-	(3,033)	(8,241)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	7,460	2,117	8,865	1,506
Unrealized gains on Swaps arising during period, net	53,060	100,819	63,881	10,806
Reclassification adjustment for net losses included in earnings from Swaps	-	-	-	48,162
Comprehensive income/(loss) before preferred stock dividends	$241,668	$71,429	$429,353	$(55,469)
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Comprehensive Income/(Loss) to Common Stockholders	$239,628	$69,389	$425,273	$(59,549)

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

2.     Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation
The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2009 and results of operations for all periods presented have been made.  The results of operations for the six-month period ended June 30, 2009 should not be construed as indicative of the results to be expected for the full year.

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

(b)  MBS/Investment Securities
The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) which requires that investments in securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s investment securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss), a component of Stockholders’ Equity.  (See Note 2(j).)

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

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  Premiums and discounts associated with MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”) and non-Agency MBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method.  Amortization and adjustments to premium amortization are made for actual prepayment activity in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FAS 91”).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accounts for its non-Agency MBS that were purchased at a deep discount and/or were rated below AA at the time of purchase in accordance with Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” as amended by FASB Staff Position (“FSP”) No. EITF 99-20-1 “Amendments to the Impairment Guidance of EITF 99-20” (collectively, “EITF 99-20-1”).  Under EITF 99-20-1, management estimates, at the time of purchase (or at the time EITF 99-20-1 becomes applicable), the future expected cash flows and determines the effective interest rate based on the estimated cash flows.  Cash flow projections are an estimate based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income and the prospective yield recognized on such securities.  (See Notes 2(n) and 3.)

The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are indicative of market activity.  In determining the fair value of its non-Agency MBS, management judgment is used to arrive at fair value that considers prices obtained from a third-party pricing service, broker quotes received and other applicable market based data.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use observable market-based inputs, in order to arrive at the securities fair value. (See Note 14.)  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.”  The Company assesses its securities for other-than-temporary impairment on at least a quarterly basis, applying the guidance prescribed in FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and, by FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”), which was adopted April 1, 2009 and EITF 99-20-1, which was adopted by the Company on December 31, 2008.

If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings.  The amount of credit impairment is determined by comparing the amortized cost of an impaired security to the present value of cash flows expected to be collected, discounted at the security’s yield prior to recognizing the impairment.  The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income/(loss) on the consolidated balance sheet.   (See Note 2(n).)

Following the recognition of an other-than-temporary impairment, a new cost basis is established and may not be adjusted for subsequent recoveries in fair value through earnings.  Other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive loss do not impact earnings.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective and, therefore, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3.)

Certain of the Company’s non-Agency MBS were purchased at a deep discount to par value, with a portion of such discount considered credit protection against future credit losses.  The initial credit protection (i.e., discount) on these MBS may be adjusted over time, based on the performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of these securities is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of these securities is less favorable than forecasted, impairment charges and write-downs of such securities to a new cost basis could result.

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in investment securities on the Consolidated Balance Sheets with the fair value of the MBS pledged disclosed parenthetically.  (See Notes 3, 5, 7, 8 and 14.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)  Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2009 and held $5.5 million of cash pledged by its counterparties at December 31, 2008.  At June 30, 2009, all of the Company’s cash investments were in high quality overnight money market funds.  (See Note 8.)

(d)  Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to Swap or repurchase agreement counterparties or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had restricted cash, held as collateral against its Swaps of $39.9 million and $70.7 million at June 30, 2009 and December 31, 2008, respectively.  (See Notes 5 and 8.)

(e)  Goodwill
The Company accounts for its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) which provides, among other things, how entities are to account for goodwill and other intangible assets that arise from business combinations or are otherwise acquired.  FAS 142 requires that goodwill be tested for impairment annually or more frequently under certain circumstances.  At June 30, 2009 and December 31, 2008, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually at the entity level and, through June 30, 2009, the Company had not recognized any impairment against its goodwill.

(f)  Real Estate
At June 30, 2009, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(g)  Repurchase Agreements
The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company as the value of the MBS pledged as collateral declines as the MBS principal is repaid, or if the fair value of the MBS pledged as collateral declines due to changes in market interest rates, spreads or other market conditions.  To date, the Company had satisfied all of its margin calls and has never sold assets to meet any margin calls.  (See Notes 7 and 8.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s repurchase agreements typically have terms ranging from one month to three months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company generally seeks to diversify its exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At June 30, 2009, the Company had outstanding balances under repurchase agreements with 18 separate lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $116.0 million, or 7.0% of stockholders’ equity, related to repurchase agreements.  (See Note 7.)

(h)  Equity Based Compensation
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

Forfeiture provisions for dividends and DERs on unvested equity instruments on the Company’s equity based awards vary by award.  To the extent that equity awards do not vest and grantees are not required to return such dividend payments to the Company, additional compensation expense is recorded at the time an award is forfeited.  (See Note 13.)

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

The Company’s adoption of FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”) on January 1, 2009 did not have a material impact on the Company’s historical EPS.  (See Notes 2(n) and 11.)

(j)  Comprehensive Income/Loss
The Company’s comprehensive income/(loss) includes net income/(loss), the change in net unrealized gains/(losses) on its investment securities and hedging instruments, adjusted by realized net gains/(losses) included in net income/(loss) for the period and is reduced by dividends declared on the Company’s preferred stock.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(l)  Derivative Financial Instruments/Hedging Activity
As part of the Company’s interest rate risk management process, it periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company’s derivatives are entirely comprised of Swaps, which have the effect of modifying the interest rate repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  The Company does not enter into derivative transactions for speculative or trading purposes.  The Company accounts for its Swaps in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”).  No cost is incurred at the inception of a Swap, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap.  The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective,” in accordance with FAS 133.

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

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s Swaps are designated as “cash flow hedges,” changes in their fair value is recorded in other comprehensive income/(loss) provided that the hedge remains effective.  A change in fair value for any ineffective amount of the Company’s Swaps would be recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of ineffectiveness of the hedge, except that the Company recognized all gains and losses realized on Swaps that were terminated early, as all of the associated hedges were deemed ineffective.

FASB Interpretation (“FIN”) No. 39-1, “Amendment of FIN No. 39” (“FIN 39-1”), defines “right of setoff” and specifies the conditions that must be met for a derivative contract to qualify for this right of setoff.  FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet.  In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The Company’s adoption of FIN 39-1 on January 1, 2008 did not have any impact on its consolidated financial statements, as the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 5, 8 and 14.)

(m)  Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities
The Company applies the provisions of FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, provides a framework for measuring fair value in accordance with GAAP and sets forth certain disclosures about fair value measurements.  FAS 157 stipulates that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  FAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, FAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Notes 2(n) and 14.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have a material impact on the Company’s determination of fair value for its financial assets.

FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.  The adoption of FAS 159 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements, as it did not elect the fair value option for any of its assets or liabilities.

(n)  Adoption of New Accounting Standards and Interpretations
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions
On January 1, 2009, the Company adopted FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under FAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”).  However, if certain criteria are met, as described in FSP 140-3, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under FAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  The adoption of FSP 140-3 had no impact on the Company’s consolidated financial statements, as the Company has not entered into any linked transactions since its adoption.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
On January 1, 2009, the Company adopted EITF 03-6-1, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method.  EITF 03-6-1 requires that all previously reported EPS data is retrospectively adjusted to conform with the provisions of EITF 03-6-1.  The Company’s adoption of EITF 03-6-1 on January 1, 2009 did not have a material impact on the Company’s historical EPS amounts.

New FASB Staff Positions
In April 2009, the FASB issued three Staff Positions, that were required to be adopted concurrently, which included: (i) FSP FAS 115-2, (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”), and (iii) Staff Position No. FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures About Fair Value of Financial Instruments, (“FSP FAS 107-1”).  The Company adopted these Staff Positions as of April 1, 2009.

As discussed in Note 2(b), FSP FAS 115-2 provides additional guidance for other-than-temporary impairments on debt securities.  In addition to existing guidance, under FSP FAS 115-2, an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security.  Among other things, FSP FAS 115-2 addresses: (i) the determination as to when an investment is considered impaired; (ii) whether that impairment is other-than-temporary; (iii) the measurement of an impairment loss; (iv) accounting considerations subsequent to the recognition of an other-than-temporary impairment; and (v) certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Should an other-than-temporary impairment be deemed to have occurred, for a security that the Company expects to continue to hold, the security is written down, with the total other-than-temporary impairment bifurcated into (i) the amount related to credit losses, which are recognized through earnings, and (ii) the amount related to all other factors, which are recognized as a component of other comprehensive income.  The disclosures required by FSP FAS 115-2, are included in Note 3 to the consolidated financial statements.  The Company’s adoption of FSP FAS 115-2 on April 1, 2009 required a reassessment of all securities which were other-than-temporarily impaired through March 31, 2009. This reassessment did not result in a cumulative effect adjustment to any component of stockholders’ equity in connection with the adoption of FSP FAS 115-2.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FSP FAS 157-4 provides additional guidance for fair value measures under FAS 157 in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 extends the existing disclosure requirements related to the fair value of financial instruments to interim periods that were previously only required in annual financial statements.  Given that FSP FAS 107-1 provides for additional disclosures, its adoption did not have any impact on the Company’s consolidated financial statements.  The disclosure requirements under FSP FAS 107-1 are included in Note 14 to the consolidated financial statements.

(o)  Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      Investment Securities

At June 30, 2009 and December 31, 2008, the Company’s investment securities portfolio consisted primarily of MBS secured by hybrid mortgages that have a fixed interest rate for a specified period, typically three to ten years, and, thereafter, generally reset annually (“Hybrids”), and adjustable-rate mortgages (“ARMs”) (collectively, “ARM-MBS”).  The Company’s ARM-MBS are primarily comprised of Agency MBS and, to a lesser extent, non-Agency MBS.  In addition, the Company may have investments in other mortgage-related securities and other investments, which may or may not be rated.  The Company may pledge its MBS as collateral against its repurchase agreements and Swaps.  (See Note 8.)

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

Non-Agency MBS:  The Company’s non-Agency MBS, which are primarily comprised of residential MBS which are the most senior tranches from the MBS structure (“Senior MBS”), are certificates that are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation.  The Company’s Senior MBS are rated by a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”).  At June 30, 2009, the Company’s non-Agency MBS were rated from AAA to C by one or more of the Rating Agencies or were unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its financial commitment on the obligation.

The following table presents certain information about the Company's investment securities at June 30, 2009 and December 31, 2008:

June 30, 2009
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$7,837,043	$104,532	$(663)	$7,940,912	$8,176,098	$243,808	$(8,622)	$235,186
Freddie Mac	632,397	9,599	-	657,126	673,309	16,623	(440)	16,183
Ginnie Mae	26,660	474	-	27,134	27,605	471	-	471
Total Agency MBS	8,496,100	114,605	(663)	8,625,172	8,877,012	260,902	(9,062)	251,840
Senior MBS (3):
Rated AAA	87,993	1,245	(14,942)	74,296	58,015	2,225	(18,506)	(16,281)
Rated AA	3,331	31	(657)	2,705	2,521	309	(493)	(184)
Rated A	34,142	56	(6,910)	27,288	23,385	469	(4,372)	(3,903)
Rated BBB	104,556	323	(38,622)	66,257	58,883	3,410	(10,784)	(7,374)
Rated BB	62,418	59	(27,263)	35,214	36,186	3,224	(2,252)	972
Rated B	324,014	-	(74,054)	243,883	199,629	8,192	(52,446)	(44,254)
Rated CCC	266,484	-	(143,185)	123,299	128,943	7,336	(1,692)	5,644
Rated CC	29,791	-	(17,514)	12,277	12,581	304	-	304
Rated C	38,633	-	-	36,733	19,736	-	(16,997)	(16,997)
Total Senior MBS	951,362	1,714	(323,147)	621,952	539,879	25,469	(107,542)	(82,073)
Other Non-Agency MBS	2,141	-	(78)	208	151	8	(65)	(57)
Total MBS	$9,449,603	$116,319	$(323,888)	$9,247,332	$9,417,042	$286,379	$(116,669)	$169,710

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Table continued

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
Senior MBS (3):
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

(1) Purchase discounts included $219.8 million and $5.9 million of discounts designated as credit reserves at June 30, 2009 and December 31, 2008, respectively. These credit discounts are not expected to be accreted into interest income.

(2) Includes principal payments receivable, which are not included in the Principal/Current Face. Amortized cost is reduced by other-than-temporary impairments recognized through earnings.
(3) The Company’s non-Agency MBS are reported based on the lowest rating issued by a Rating Agency at the date presented.

Unrealized Losses on Investment Securities

The following table presents information about the Company’s investment securities that were in an unrealized loss position at June 30, 2009:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$3,413	$25	6	$448,375	$8,597	63	$451,788	$8,622
Freddie Mac	1,110	8	1	21,451	432	17	22,561	440
Total Agency MBS	4,523	33	7	469,826	9,029	80	474,349	9,062
Senior MBS:
Rated AAA	-	-	-	40,253	18,506	4	40,253	18,506
Rated AA	-	-	-	1,126	493	2	1,126	493
Rated A	-	-	-	13,415	4,372	3	13,415	4,372
Rated BBB	5,586	55	1	17,485	10,729	2	23,071	10,784
Rated BB	9,256	275	1	3,090	1,977	1	12,346	2,252
Rated B	26,655	317	3	91,774	52,129	1	118,429	52,446
Rated CCC	61,167	1,692	7	-	-	-	61,167	1,692
Rated C	-	-	-	19,736	16,997	3	19,736	16,997
Total Senior MBS	102,664	2,339	12	186,879	105,203	16	289,543	107,542
Other Non-Agency MBS	121	65	2	-	-	-	121	65
Total MBS	$107,308	$2,437	21	$656,705	$114,232	96	$764,013	$116,669

During the three months ended June 30, 2009, the Company sold 20 Agency MBS with an amortized cost of $425.0 million, realizing gross gains of $13.5 million.  These securities were sold to decrease the Company’s exposure to potential increases in interest rates in future years.  During March 2008, in response to tightening of market credit conditions, the Company adjusted its balance sheet strategy, decreasing the target range for its debt-to-equity multiple.  In order to reduce its borrowings, the Company sold MBS with an amortized cost of $1.876 billion and realized aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the unrealized gains on the Company’s Senior MBS were on the Senior MBS acquired by the Company through its wholly-owned subsidiary MFResidential Assets I, LLC (“MFR”), while $105.3 million of the gross unrealized losses were related to non-Agency MBS purchased by the Company prior to July 2007.  At June 30, 2009, the Company had borrowings under repurchase agreements of $96.5 million (1.2% of repurchase borrowings) against its non-Agency MBS portfolio.

Certain of the Company’s MBS have amortized costs that are in excess of their fair values.  This difference can be caused by, among other things, changes in interest rates, changes in credit spreads, realized/unrealized losses in the underlying securities and general market conditions. When such differences are credit related or the Company intends to sell securities in an unrealized loss position, the Company recognizes other-than-temporary impairments through earnings.

During the three and six months ended June 30, 2009, the Company recognized aggregate other-than-temporary impairments of $7.5 million and $9.0 million, respectively, against certain of its non-Agency MBS that were acquired prior to July 2007.  These other-than-temporary impairments were comprised of $7.5 million of impairments against four Senior MBS recognized at June 30, 2009 and impairments of $1.5 million recognized against five non-Agency MBS at March 31, 2009 (none of which were Senior MBS).  The Company projected adverse changes in expected cash flows for each of these non-Agency MBS.  With respect to the Senior MBS, impairments totaled $76.6 million, of which $7.5 million was identified as credit related and recognized through earnings and, with respect to the five non-Senior MBS, the entire $1.5 million impairment was identified as credit related and recognized through earnings.  The other-than-temporarily impaired Senior MBS had an aggregate amortized cost of $188.1 million prior to recognizing the impairments and the five non-Senior MBS had an amortized cost of $1.7 million prior to recognizing the impairments.  During the three and six months ended June 30, 2008, the Company recognized impairment charges of $4.0 million and $4.9 million, respectively, against unrated investment securities and, as a result these securities are carried at zero.

MBS on which impairments are recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimation of cash flows expected for its non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including credit enhancement, default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as rating agency reports, general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its MBS.  In determining the component of the gross other-than-temporary impairment related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its expected cash flows, discounted using its pre-impairment yield.

The Company’s assessment that it has the ability to continue to hold impaired non-Agency securities along with its evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for it to conclude that the remainder of its non-Agency MBS in unrealized loss positions are not other-than-temporarily impaired.  Given the high credit quality inherent in Agency MBS, the Company does not consider any of the impairments on such MBS to be credit related.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s current and anticipated leverage capacity and liquidity position.  As a result of its analyses, the Company determined at June 30, 2009 that the unrealized losses on its MBS on which impairments have not been recognized are temporary. These temporary unrealized losses are primarily believed to be related to an overall widening of spreads for many types of fixed income products, reflecting, among other things, reduced liquidity in the market and a general negative bias toward structured mortgage products, including non-Agency Senior MBS.  At June 30, 2009, the Company did not intend to sell any of its Agency and non-Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of the other-than-temporary impairment amounts were related to credit losses and recognized into earnings, with the remainder recognized into other comprehensive income/(loss).  The table below presents the rollforward of other-than-temporary impairments for the three and six months ended June 30, 2009:

(Dollars in Thousands)	Gross Other-Than-Temporary Impairments	Other-Than-Temporary Impairments Included in Other Comprehensive Income/(Loss)	Net Other-Than-Temporary Impairments Included in Earnings
Balance January 1, 2009	$-	$-	$-
Additions due to change in expected cash flows during the three months ended March 31, 2009	1,549	-	1,549
March 31, 2009	$1,549	$-	$1,549

Additions due to change in expected cash flows during the three months ended June 30, 2009	76,586	69,126	7,460
June 30, 2009	$78,135	$69,126	$9,009

The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the four Senior MBS at June 30, 2009:

(Dollars in Thousands)	Senior MBS
MBS current face	$ 188,613

Credit enhancement (1):
Weighted average (2)	6.43%
Range (3)	2.97% - 23.11%

Projected CPR (4):
Weighted average (2)	7.75%
Range (3)	7.05% - 9.28%

Projected Loss Severity:
Weighted average (2)	50.30%
Range (3)	50.00% - 60.00%

60+ days delinquent (5):
Weighted average (2)	13.34%
Range (3)	10.26% - 29.03%

(1) Represents current level of protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.

(2) Calculated by weighting the relevant input/assumptions for each individual security by current outstanding face of the security.

(3) Represents the range of inputs/assumptions based on individual securities.

(4) CPR – constant prepayment rate.

(5) Includes underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned.

The following table presents the impact of the Company’s investment securities on its other comprehensive income/(loss) for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Accumulated other comprehensive income/(loss) from investment securities:
Unrealized gain/(loss) on investment securities at beginning of period	$50,208	$30,128	$(72,983)	$29,232
Unrealized gain/(loss) on investment securities arising during the period, net	124,419	(66,545)	236,861	(56,797)
Reclassification adjustment for MBS sales	(12,377)	-	(3,033)	(8,241)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	7,460	2,117	8,865	1,506
Balance at the end of period	$169,710	$(34,300)	$169,710	$(34,300)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net yield on the Company’s MBS portfolio was 5.27% and 5.36% for the three months ended June 30, 2009 and June 30, 2008, respectively, and 5.25% and 5.49% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The following table presents components of interest income on the Company’s investment securities portfolio for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Coupon interest on MBS	$129,978	$124,185	$266,359	$254,467
Premium amortization	(5,914)	(5,705)	(10,672)	(11,063)
Discount accretion	2,413	62	2,943	153
Interest income on MBS, net	126,477	$118,542	258,630	$243,557
Interest on income notes	-	-	-	50
Total	$126,477	$118,542	$258,630	$243,607

The following table presents certain information about the Company’s MBS that will reprice or amortize based on contractual terms, which do not consider prepayment assumptions, at June 30, 2009:

	June 30, 2009
Months to Coupon Reset or Contractual Payment	Fair Value	Percent of Total	WAC (1)
(Dollars in Thousands)
Within one month	$458,971	4.9%	3.62%
One to three months	142,408	1.5	4.85
Three to 12 Months	601,817	6.4	4.75
One to two years	1,290,057	13.7	5.61
Two to three years	1,431,283	15.1	5.85
Three to five years	2,057,677	21.9	5.59
Five to 10 years	3,434,829	36.5	5.57
Total	$9,417,042	100.0%	5.46%
(1) "WAC" is the weighted average coupon rate on the Company’s MBS. The net yield is primarily reduced by premium amortization and the contractual delay in receiving payments, which delay varies by issuer and is increased by accretion of purchase discounts that are not designated as credit reserve.

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2009 and December 31, 2008:

(In Thousands)	June 30, 2009	December 31, 2008
MBS interest receivable:
Fannie Mae	$35,791	$41,370
Freddie Mac	5,770	6,587
Ginnie Mae	114	136
Senior MBS	3,844	1,596
Other non-Agency MBS	9	9
Total interest receivable on MBS	45,528	49,698
Money market investments	21	26
Total interest receivable	$45,549	$49,724

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.      Swaps

The Company’s derivatives are comprised of Swaps that are designated as cash flow hedges against the interest rate risk associated with its borrowings.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2009 and December 31, 2008:

Derivatives Designated as Hedging Instruments Under FAS 133	Balance Sheet Location	June 30, 2009	December 31, 2008
(In Thousands)
Swaps, at fair value	Liabilities	$(173,410)	$(237,291)

Consistent with market practice, the Company has agreements with its Swap counterparties that provide for collateral based on the fair values of its derivative contracts.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the Swap.  Certain Swaps provide for cross collateralization with repurchase agreements with the same counterparty.

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2009.

At June 30, 2009, the Company had MBS with fair value of $148.6 million and restricted cash of $39.9 million pledged as collateral against its Swaps.  At December 31, 2008, the Company had MBS with fair value of $171.0 million and restricted cash of $70.7 million pledged against its Swaps.  (See Note 8.)

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty receiving back its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At June 30, 2009, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(226,470)	$(141,584)	$(237,291)	$(99,733)
Unrealized gain on Swaps arising during the period, net	53,060	100,819	63,881	10,806
Reclassification adjustment for net losses included in net income from Swaps	-	-	-	48,162
Balance at the end of period	$(173,410)	$(40,765)	$(173,410)	$(40,765)

At June 30, 2009, all of the Company’s Swaps were deemed effective and no Swaps were terminated during the three and six months ended June 30, 2009.  During the six months ended June 30, 2008, the Company terminated 48 Swaps with an aggregate notional amount of $1.637 billion (all of which occurred in March 2008) and, in connection therewith, repaid the repurchase agreements hedged by such Swaps.  These transactions resulted in the Company recognizing net losses of $91.5 million.  Except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars In Thousands)	2009	2008	2009	2008
Interest expense attributable to Swaps	$29,118	$14,563	$56,166	$23,894
Weighted average Swap rate paid	4.21%	4.18%	4.20%	4.40%
Weighted average Swap rate received	0.76%	2.80%	0.97%	3.37%

At June 30, 2009, the Company had Swaps with an aggregate notional amount of $3.520 billion, including $300.0 million notional for forward-starting Swaps, which had gross unrealized losses of $173.4 million and extended 27 months on average with a maximum term of approximately six years.  The following table presents information about the Company’s Swaps at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars In Thousands)
Within 30 days	$67,685	3.95%	0.78%	$78,348	3.92%	2.36%
Over 30 days to 3 months	138,306	4.12	0.56	151,697	4.12	1.48
Over 3 months to 6 months	307,080	4.35	0.52	220,318	4.04	1.78
Over 6 months to 12 months	380,958	4.01	0.65	513,070	4.24	1.50
Over 12 months to 24 months	825,317	4.19	0.58	821,162	4.13	1.68
Over 24 months to 36 months	561,889	4.24	0.57	642,595	4.12	1.61
Over 36 months to 48 months	627,182	4.35	0.55	833,302	4.40	1.43
Over 48 months to 60 months	184,062	4.08	0.52	169,351	4.01	1.99
Over 60 months	127,214	4.32	0.60	240,212	4.21	1.77
Total active swaps	3,219,693	4.21	0.58	3,670,055	4.19	1.62
Forward Starting Swaps (3)	300,000	4.39	0.31	300,000	4.39	0.44
Total	$3,519,693	4.23%	0.55%	$3,970,055	4.21%	1.53%
(1) Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2) Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively. For forward starting Swaps, the rate reflects the rate that would be receivable if the Swap were active.

(3) $150.0 million of forward starting Swaps became active on July 21, 2009, and $150.0 million will become active on August 10, 2009.

6.      Real Estate

The following table presents the summary of assets and liabilities of Lealand at June 30, 2009 and December 31, 2008:

(In Thousands)	June 30, 2009	December 31, 2008
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,188	$11,337
Cash and other assets	164	144
Mortgage payable (1)	(9,224)	(9,309)
Accrued interest and other payables	(270)	(168)
Real estate assets, net	$1,858	$2,004

(1)  The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $185,000 at June 30, 2009 and December 31, 2008.  This loan and the related interest accounts are eliminated in consolidation.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the summary results of operations for Lealand for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Revenue from operations of real estate	$384	$398	$767	$812
Mortgage interest expense	(163)	(165)	(322)	(328)
Other real estate operating expense	(205)	(177)	(423)	(382)
Depreciation expense	(85)	(82)	(170)	(163)
Loss from real estate operations, net	$(69)	$(26)	$(148)	$(61)

7.      Repurchase Agreements

Interest rates on the Company’s repurchase agreements bear interest that are LIBOR-based and are collateralized by the Company’s MBS and cash.  At June 30, 2009, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately three months and an effective repricing period of 14 months, including the impact of related Swaps.  At December 31, 2008, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately four months and an effective repricing period of 16 months, including the impact of related Swaps.

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of related Swaps that hedge existing and forecasted repurchase agreements, at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
Maturity	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(Dollars In Thousands)
Within 30 days	$5,247,059	0.70%	$4,999,858	2.66%
Over 30 days to 3 months	1,807,814	1.70	2,375,728	2.37
Over 3 months to 6 months	174,375	3.16	93,204	4.93
Over 6 months to 12 months	43,991	4.00	847,363	5.18
Over 12 months to 24 months	385,792	3.86	316,883	3.89
Over 24 months to 36 months	201,800	3.50	289,800	3.60
Over 36 months	91,100	4.15	116,000	4.09
Total	$7,951,931	1.27%	$9,038,836	2.94%

At June 30, 2009, the Company had $8.438 billion of Agency MBS and $179.6 million of non-Agency MBS pledged as collateral against its repurchase agreements.  At June 30, 2009, the Company’s amount at risk with each of its repurchase agreement counterparties was less than 10% of stockholders’ equity.  At December 31, 2008, the Company had $9.673 billion of Agency MBS and $182.4 million of non-Agency MBS pledged as collateral against its repurchase agreements and, held $22.6 million of collateral pledged by its counterparties as a result of reverse margin calls initiated by the Company.  At December 31, 2008, the collateral held by the Company in connection with its repurchase agreements was comprised of $5.5 million of cash and $17.1 million of securities.  (See Note 8.)

8.      Collateral Positions

The Company pledges its MBS as collateral pursuant to its borrowings under repurchase agreements.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high quality securities.  In addition, pursuant to its Swap Agreements, the Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  Although permitted to do so, the Company had not repledged or sold any of the assets it held as collateral at June 30, 2009 and December 31, 2008.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its repurchase agreements and Swaps at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Pursuant to Swaps:
MBS	$148,643	$-	$170,953	$-
Cash (1)	39,930	-	70,749	-
	188,573	-	241,702	-
Pursuant to Repurchase Agreements:
MBS	$8,618,136	$-	$9,855,685	$17,124
Cash (2)	-	-	-	5,500
	8,618,136	-	9,855,685	22,624
Total	$8,806,709	$-	$10,097,387	$22,624

(1) Cash pledged as collateral is reported as restricted cash on the Company’s consolidated balance sheets.
(2) Cash held as collateral is reported as “cash and cash equivalents” and included in “obligations to return cash and security collateral” on the Company's consolidated balance sheets.

The following table presents detailed information about the Company's MBS pledged as collateral pursuant to its repurchase agreements and Swaps at June 30, 2009:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
Fannie Mae	$7,847,041	$7,617,786	$34,380	$109,482	$108,492	$433	$7,991,336
Freddie Mac	578,475	563,557	5,128	27,451	27,208	182	611,236
Ginnie Mae	12,975	12,731	55	11,710	11,559	45	24,785
Rated AAA	38,285	56,167	228	-	-	-	38,513
Rated A	12,365	15,466	54	-	-	-	12,419
Rated BBB	17,485	28,215	112	-	-	-	17,597
Rated B	91,774	149,869	725	-	-	-	92,499
Rated C	19,736	36,733	190	-	-	-	19,926
Total	$8,618,136	$8,480,524	$40,872	$148,643	$147,259	$660	$8,808,311

9.      Commitments and Contingencies

Lease Commitments
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters in New York, New York extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at June 30, 2009, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.    Stockholders’ Equity

(a)  Dividends on Preferred Stock
The following table presents cash dividends declared by the Company on its preferred stock, from January 1, 2008 through June 30, 2009:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
May 22, 2009	June 1, 2009	June 30, 2009	$0.53125
February 20, 2009	March 2, 2009	March 31, 2009	0.53125
November 21, 2008	December 1, 2008	December 31, 2008	0.53125
August 22, 2008	September 2, 2008	September 30, 2008	0.53125
May 22, 2008	June 2, 2008	June 30, 2008	0.53125
February 21, 2008	March 3, 2008	March 31, 2008	0.53125

(b)  Dividends on Common Stock
The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax related reasons.  On July 1, 2009, the Company declared a $0.25 per share dividend on its common stock for the quarter ended June 30, 2009, which is being paid on July 31, 2009 to stockholders of record on July 13, 2009.  The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through June 30, 2009:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
April 1, 2009	April 13, 2009	April 30, 2009	$0.220
December 11, 2008	December 31, 2008	January 30, 2009	0.210
October 1, 2008	October 14, 2008	October 31, 2008	0.220
July 1, 2008	July 14, 2008	July 31, 2008	0.200
April 1, 2008	April 14, 2008	April 30, 2008	0.180

(c)  Shelf Registrations
On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At June 30, 2009, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the 1933 Act, with respect to common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment with the SEC to this automatic shelf registration statement, which became effective upon filing.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan as amended and restated, (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing with the SEC and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.6 million shares remained available for issuance at June 30, 2009.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)  Public Offerings of Common Stock
The Company did not issue any stock through public offerings during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company completed two public common stock offerings as follows:

Share Issue Date	Shares Issued	Offering Price Per Share	Net Proceeds
(In Thousands, Except Per Share Amounts)
June 3, 2008	46,000	$6.95	$304,264
January 23, 2008	28,750	$9.25	$253,030

(e)  DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the three and six months ended June 30, 2009, the Company issued 12,813 and 26,071 shares of common stock through the DRSPP, raising net proceeds of $76,242 and $151,223.  From the inception of the DRSPP, in September 2003, through June 30, 2009, the Company issued 14,033,187 shares pursuant to the DRSPP raising net proceeds of $124.7 million.

(f)  Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the six months ended June 30, 2009, the Company issued 2,810,000 shares of common stock (all of which were issued in January of 2009) in at-the-market transactions through the CEO Program, raising net proceeds of $16,355,764.  In connection with such transactions, the Company paid Cantor fees and commissions of $333,791.  From inception of the CEO Program through June 30, 2009, the Company issued 30,144,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at June 30, 2009.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.  From inception of the Repurchase Program in April 2005 through April 2006, the Company repurchased 3,191,200 shares of common stock at an average cost of $5.90 per share.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008
Numerator:
Net income/(loss)	$69,106	$35,038	$122,779	$(50,905)
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Net income/(loss) to common stockholders for basic and diluted earnings per share	$67,066	$32,998	$118,699	$(54,985)

Denominator:
Weighted average common shares for basic earnings per share	222,608	165,896	222,785	155,303
Weighted average dilutive employee stock options (1)	139	29	106	-
Denominator for diluted earnings per share (1)	222,747	165,925	222,891	155,303
Basic and diluted net earnings/(loss) per share	$0.30	$0.20	$0.53	$(0.35)
(1) The impact of dilutive stock options is not included in the computation of earnings per share for the six months ended June 30, 2008, as their inclusion would be anti-dilutive.

12.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 was as follows:

(In Thousands)	June 30, 2009	December 31, 2008
Available-for-sale Investment Securities:
Unrealized gains	$286,379	$82,974
Unrealized losses	(116,669)	(155,957)
	169,710	(72,983)
Hedging Instruments:
Unrealized losses on Swaps, net	(173,410)	(237,291)
	(173,410)	(237,291)
Accumulated other comprehensive loss	$(3,700)	$(310,274)

13.  Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  2004 Equity Compensation Plan
In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services (of a type expressly approved by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) as covered services for these purposes) for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2004 Plan.

In general, subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2009, approximately 1.6 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  Subject to certain exceptions, a participant may not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until June 9, 2014, the tenth anniversary of the date that the Company’s stockholders approved such plan.  There were no forfeitures of any equity based compensation awards during the quarter or year to date periods ended June 30, 2009 and 2008.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A DER is a right to receive, as specified by the Compensation Committee at the time of grant, a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee shall determine at its discretion.  Distributions are made for DERs to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made payments for DERs of approximately $184,000 and $149,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $359,000 and $337,000 during the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, the Company had 835,892 DERs outstanding, all of which were entitled to receive dividends.

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

During the six months ended June 30, 2009, no Options expired or were granted and 100,000 Options were exercised.  During the six months ended June 30, 2008, 75,000 Options expired, no Options were granted and 255,000 Options were exercised.  At June 30, 2009, 532,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $10.14.  As of June 30, 2009, the aggregate intrinsic value of total Options outstanding was zero.

Restricted Stock
During each of the three months ended June 30, 2009 and 2008, the Company awarded 7,500 shares of restricted common stock.  For the six months ended June 30, 2009 and 2008, the Company issued 24,478 and 18,311 shares of restricted common stock, respectively.  At June 30, 2009 and December 31, 2008, the Company had unrecognized compensation expense of $1.8 million and $2.1 million, respectively, related to the unvested shares of restricted common stock.  The unrecognized compensation expense at June 30, 2009 is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be based upon the market value of a share of the Company’s common stock, or such market value to the extent in excess of an established base value, on the applicable settlement date.  The Company did not grant any RSUs during the three and six month periods ended June 30, 2009 or June 30, 2008.  At June 30, 2009, the Company had an aggregate of 326,392 outstanding RSUs, with DERs attached which were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  These RSUs will be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control, or on January 1, 2013.  At June 30, 2009 and December 31, 2008, the Company had unrecognized compensation expense of $1.3 million, and $1.8 million, respectively, related to the unvested RSUs.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s expenses related to its equity based compensation instruments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2009	2008	2009	2008
Restricted shares of common stock	$202	$75	$453	$194
RSUs	224	222	447	445
Total	$426	$297	$900	$639

(b)  Employment Agreements
At June 30, 2009, the Company had an employment agreement with five of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon provisions that are subject to the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The Company recognized expenses of $124,000 and $290,000 in connection with the Deferred Plans for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2009 and December 31, 2008 and the Company’s associated liability under such plans at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(In Thousands)	Income Deferred	Liability Under Deferred Plans	Income Deferred	Liability Under Deferred Plans
Directors’ deferred	$345	$451	$484	$477
Officers’ deferred	26	40	153	138
	$371	$491	$637	$615

(d)  Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2009 and 2008, the Company recognized expenses for matching contributions of $34,000 and $29,000, respectively, and $68,000 and $57,000 for the six months ended June 30, 2009 and 2008, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Fair Value of Financial Instruments

Following is a description of the Company’s valuation methodologies for financial assets and liabilities measured at fair value in accordance with FAS 157.  The valuation methodologies described below were applied to the Company’s financial assets and liabilities that are carried at fair value.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

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

Investment Securities and Securities Held as Collateral
The Company obtains valuations for its investment securities, which are primarily comprised of Agency ARM-MBS, and securities held as collateral (which, when held, are typically comprised of Agency MBS) from a third-party pricing service that provides pool-specific evaluations.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  These BEEMs are further adjusted by trader maintained matrix based on other ARM-MBS characteristics such as, but not limited to, index, reset date, collateral types, life cap, periodic cap, seasoning or age of security.  The pricing service determines prepayment speeds for a given pool.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s investment securities.

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

The Company determines the fair value of its Agency MBS based upon prices obtained from the pricing service, which are indicative of market activity.  In determining the fair value of its non-Agency MBS, management judgment is used to arrive at fair value that considers prices obtained from the pricing service, broker quotes received and other applicable market based data.  If listed prices or quotes are not available for a security, then fair value is based upon internally developed models, that primarily use observable market-based inputs, in order to arrive at a fair value.  In valuing non-Agency MBS, the pricing service uses observable inputs that includes loan delinquency data and credit enhancement levels and, assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service collects and considers current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  The Company’s MBS are valued primarily based upon readily observable market parameters and, as such are classified as Level 2 fair values.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Swaps
The Company’s Swaps are valued using a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters. In valuing its Swaps, the Company considers the credit worthiness of both the Company and its counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At June 30, 2009, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2009, on the consolidated balance sheet by the FAS 157 valuation hierarchy, as previously described:

	Fair Value at June 30, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
MBS	$-	$9,417,042	$-	$9,417,042
Securities held as collateral	-	-	-	-
Total assets carried at fair value	$-	$9,417,042	$-	$9,417,042
Liabilities:
Swaps	$-	$173,410	$-	$173,410
Obligations to return securities held as collateral	-	-	-	-
Total liabilities carried at fair value	$-	$173,410	$-	$173,410

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Investment securities	$9,417,042	$9,417,042	$10,122,583	$10,122,583
Cash and cash equivalents	282,492	282,492	361,167	361,167
Restricted cash	39,930	39,930	70,749	70,749
Securities held as collateral	-	-	17,124	17,124
Financial Liabilities:
Repurchase agreements	7,951,931	7,985,846	9,038,836	9,097,380
Mortgage payable on real estate	9,224	9,836	9,309	9,462
Swaps	173,410	173,410	237,291	237,291
Obligations to return cash and security collateral	-	-	22,624	22,624

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in demand deposit accounts and high quality overnight money market investments; such that their carrying value reflects their fair value.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Repurchase Agreements: Reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates for repurchase agreements with a term equivalent to the term to maturity of the Company’s repurchase agreements.

Mortgage Payable on Real Estate:  At June 30, 2009, the estimated fair value reflects the principal balance and associated prepayment penalty at such date, as a market does not exist in which the Company could otherwise expect to exit the mortgage payable.  At December 31, 2008, the fair value of the mortgage loan was based on the present value of the contractual cash flows of the mortgage discounted at an estimated market interest rate that the Company would expect to pay, if such mortgage obligation, based on the remaining terms, were financed at the valuation date.

Obligations to Return Cash and Security Collateral:  Reflects the aggregate fair value of the corresponding assets held by the Company as collateral.

Commitments:  Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties.  The Company did not have any commitments to purchase MBS at June 30, 2009 or December 31, 2008.

15.  Subsequent Event

On July 1, 2009, the Company declared its second quarter 2009 dividend of $0.25 per share on its common stock to stockholders of record on July 13, 2009.  The common stock dividends and related DERs totaled $55.9 million and is being paid on July 31, 2009.

The Company has evaluated subsequent events through July 27, 2009, which is the date the financial statements were issued.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act); and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business/General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are primarily secured by pools of residential mortgages.  Our ARM-MBS consist primarily of Agency MBS and, to a lesser extent, Senior MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

At June 30, 2009, we had total assets of approximately $9.806 billion, of which $9.417 billion, or 96.0%, represented our MBS portfolio.  At June 30, 2009, our MBS portfolio was comprised of $8.877 billion of Agency MBS, $539.9 million of Senior MBS, and $151,000 of other non-Agency MBS (which were not Senior MBS).  The remainder of our investment-related assets was primarily comprised of cash and cash equivalents, restricted cash, MBS-related receivables, and an investment in a multi-family apartment property.

The mortgages collateralizing our MBS predominantly include Hybrids and, to a lesser extent, ARMs.  As of June 30, 2009, assuming a 15% CPR on our MBS, which approximates the speed which we estimate that our MBS generally prepay over time, approximately 25.7% of our MBS assets were expected to reset or prepay during the next 12 months and a total of 83.8% of our MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 33 months.  At June 30, 2009, our repurchase agreements were scheduled to reprice in approximately 14 months on average, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately 19 months.  We did not use leverage to acquire the Senior MBS we purchased beginning in the fourth quarter of 2008 through our wholly-owned subsidiary, MFR.  As such, the MBS held through MFR are not included in determining the estimated months to asset reset or expected prepayment, which is used to calculate our repricing gap.  Our repricing gap refers to the weighted average time period until our ARM-MBS are expected to prepay or reprice less the weighted average time period for liabilities to reprice for leveraged assets.

At June 30, 2009, approximately $8.646 billion, or 91.8%, of our MBS portfolio was in its contractual fixed-rate period and approximately $770.8 million, or 8.2%, was in its contractual adjustable-rate period.  Our MBS in their contractual adjustable-rate period include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the current interest rate on such MBS is generally adjusted on an annual or semi-annual basis.

It is our business strategy to hold our MBS as long-term investments.  The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the terms and availability of adequate financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our repurchase agreement borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolio to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS portfolio to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our repurchase agreements to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS assets to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In order to reduce this interest rate risk exposure, we enter into derivative financial instruments, which were comprised entirely of Swaps for the six months ended June 30, 2009.  Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and anticipated LIBOR-based repurchase agreements.  Our Swaps are expected to result in interest savings in a rising interest rate environment and, conversely, in a declining interest rate environment, result in us paying the stated fixed rate on each of our Swaps, which could be higher than the market rate.  During the quarter ended June 30, 2009, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $220.3 million expire.

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

Recent Market Conditions and Our Strategy

The current financial environment is driven by exceptional monetary easing with a federal funds target rate range of 0.0% to 0.25%.  While funding through repurchase agreements has remained available to us at attractive rates, it continues to be our view that the financial industry remains fragile.  We continue to maintain lower leverage in accordance with our reduced leverage strategy adopted in early 2008 and our recent emphasis on acquiring Senior MBS without the use of leverage.  While the Senior MBS held through MFR are not currently leveraged, we expect that leverage for non-Agency MBS may become more available during the second half of 2009, creating the potential for higher returns on equity and asset appreciation.  At June 30, 2009, we had borrowings under repurchase agreements with 18 counterparties and a resulting debt-to-equity multiple of 4.8 times.  At June 30, 2009, our liquidity position was $652.5 million, consisting of $282.5 million of cash and cash equivalents, $274.7 million of unpledged Agency MBS and $95.3 of excess collateral.  Excluding $363.5 million of equity used by us through MFR to fund unlevered purchases of Senior MBS, our leverage multiple was 6.2 times.

We believe that our portfolio, of which 74.4% is comprised of interest-only ARM-MBS, should be less impacted by potential future increases in prepayment speeds than will amortizing Agency MBS.  This is due to the fact that interest-only ARM-MBS do not require principal payments (amortization) for an initial time period typically varying between three and ten years.  Lower monthly payments on interest-only mortgages significantly reduce the incentive to refinance into a fully amortizing mortgage, which may require a higher monthly payment despite a lower mortgage rate.

The following table presents certain benchmark interest rates at the dates indicated:

Quarter Ended	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT (1)	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
June 30, 2009	0.31%	1.11%	1.61%	0.56%	1.11%	3.52%	0.00 - 0.25%
March 31, 2009	0.50	1.74	1.97	0.57	0.80	2.69	0.00 - 0.25
December 31, 2008	0.44	1.75	2.00	0.37	0.77	2.21	0.00 - 0.25
September 30, 2008	3.93	3.98	3.96	1.78	1.99	3.83	2.00
June 30, 2008	2.46	3.11	3.31	2.36	2.62	3.98	2.00
(1) CMT - rate for one-year constant maturity treasury.

The market value of our Agency MBS continues to be positively impacted by the U.S. Federal Reserve’s program to purchase $1.25 trillion of Agency MBS during 2009.  These governmental purchases have increased market prices of Agency MBS, thereby reducing their yield.  As a result, we did not purchase Agency MBS during the six months ended June 30, 2009.  Instead, we opportunistically sold 20 of our longest time-to-reset 10/1 Agency MBS, with an amortized cost of $425.0 million, during the six months ended June 30, 2009.  These sales, which resulted in gains of $13.5 million, were made to decrease our sensitivity to the impact of potential increases in market interest rates in the future.  While our primary focus remains high quality, higher coupon Agency Hybrid MBS, as part of our strategy, through MFR, we increased our investments in Senior MBS.  These Senior MBS, which represent the senior most tranches of residential MBS, were purchased at deep discounts to face (or par) value without the use of leverage.  From MFR’s inception in November 2008 through June 30, 2009, we acquired $340.7 million of Senior MBS at a weighted average purchase price of 51.1% of the face amount.  At June 30, 2009, these Senior MBS had weighted average structural credit enhancement of 11.4%.  During the three months ended June 30, 2009, we acquired Senior MBS at an aggregate cost of $265.6 million, at an average price to par value of 51.1%.

Unlike our Agency MBS, we are exposed to credit risk in our Senior MBS portfolio.  With respect to our Senior MBS, credit support contained in MBS deal structures provide some protection from losses, as does the discounted purchase prices which provide additional protection in the event of the return of less than 100% of par.  We also seek to reduce credit risk on our investments through a comprehensive investment review and a selection process, which is predominantly focused on quantifying and pricing credit risk.  We review our Senior MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments.  Through modeling and scenario analysis, we seek to evaluate the investment’s credit risk.  Credit risk is also monitored through our on-going asset surveillance.  Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Unlike our Agency MBS, the yield on our Senior MBS may increase if their prepayment rates trend up, as purchase discounts are accreted into income.  During the six months ended June 30, 2009, our Senior MBS portfolio earned $16.8 million, of which $8.5 million was attributable to the Senior MBS held through MFR.  At June 30, 2009, $540.0 million, or 5.7%, of our MBS portfolio, including $353.0 million of MBS held through MFR, was invested in non-Agency MBS, of which $539.9 million were Senior MBS.

In the current market, we are acquiring assets through MFR at projected loss adjusted yields in the low-to-high teens.  While these MFR investments are not currently leveraged, should leverage for non-Agency MBS become more readily available in the future, it could create the potential for higher returns on equity and asset appreciation.  Utilizing our existing MFR investment team and infrastructure, we are positioned to continue to take advantage of the opportunities available from investing in Senior MBS.  Based on market conditions, we currently anticipate allocating additional capital to MFR to acquire additional Senior MBS over the remainder of 2009.  We continue to expect that the majority of our assets will remain in whole pool Agency MBS, due to the long-term attractiveness of the asset class and for purposes of our exemption under the Investment Company Act of 1940.

Portfolio Holdings of MFResidential Assets I, LLC

The tables below do not include all of our Senior MBS.  (See the tables on page 44 of this quarterly report on Form 10-Q for information about our entire Senior MBS portfolio.)

The following table presents certain information, detailed by year of MBS securitization, about the underlying loan characteristics of the Senior MBS held through MFR at June 30, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	14	27	10	6	6	1	64
MBS current face	$130,175	$259,756	$56,576	$92,785	$109,022	$4,704	$653,018
MBS amortized cost	$72,813	$140,687	$28,918	$40,546	$44,639	$2,266	$329,869
MBS fair value	$77,443	$151,730	$34,040	$40,616	$46,349	$2,822	$353,000
Weighted average fair value to current face	59.5%	58.4%	60.2%	43.8%	42.5%	60.0%	54.1%
Weighted average coupon (2)	5.64%	5.57%	4.90%	4.76%	1.08%	5.28%	4.66%
Weighted average loan age (months) (2) (3)	33	40	51	29	37	52	37
Weighted average loan to value at origination (2) (4)	70%	71%	69%	75%	75%	74%	72%
Weighted average FICO at origination (2) (4)	737	731	732	709	698	709	723
Owner-occupied loans	87.7%	88.0%	89.1%	85.6%	78.8%	89.2%	86.2%
Rate-term refinancings	27.2%	19.2%	19.7%	24.0%	10.9%	16.0%	20.1%
Cash-out refinancings	26.7%	30.0%	22.4%	32.2%	29.2%	26.7%	28.8%
3 Month CPR (3)	15.1%	15.1%	17.2%	15.1%	21.2%	11.2%	16.3%
60+ days delinquent (4)	15.7%	15.5%	9.1%	37.1%	39.1%	24.6%	22.1%
Borrowers in bankruptcy (4)	0.7%	1.0%	1.0%	2.2%	2.2%	2.8%	1.3%
Credit enhancement (4) (5)	8.8%	10.7%	12.0%	13.1%	14.3%	15.5%	11.4%

(1)	FICO is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.
(2)	Weighted average is based on MBS current face at June 30, 2009.
(3)	Information provided is based on loans for individual group owned by us.
(4)	Information provided is based on loans for all groups that provide credit support for our MBS.
(5)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security.  All of the above non-Agency MBS were Senior MBS and therefore carry less credit risk than the junior securities that provide their credit enhancement.

The underlying Hybrid and ARMs collateralizing the Senior MBS held through MFR, presented above, are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the ARMs collateralizing these Senior MBS at June 30, 2009:

Property Location	Percent
Southern California	30.2%
Northern California	19.8%
Florida	8.1%
New York	4.7%
Virginia	4.0%
Arizona	2.9%

Recent Regulatory Developments

In March 2009, the U.S. Treasury, the Federal Deposit Insurance Corporation (or FDIC) and the Federal Reserve announced the creation of the Public Private Investment Program (or PPIP).  The PPIP has two components: the Legacy Loans Program (which has been temporarily postponed) and the Legacy Securities Program.  The Legacy Securities Program contemplates the establishment of joint public and private investment funds (or PPIFs) to purchase legacy non-Agency residential MBS, as well as commercial mortgage backed securities, that were originally AAA-rated.  Legacy Securities PPIFs will have access to equity capital from the U.S. Treasury, as well as debt financing provided by the U.S. Government.  In July 2009, the Treasury announced that it will invest up to $30 billion in equity and debt issued by Legacy Securities PPIFs and announced that it has selected nine asset managers to manage these PPIFs.  These nine asset managers are expected to organize PPIFs to purchase, in partnership with private capital, Senior MBS as well as other eligible assets.  The PPIFs established by these managers will increase the competition for Senior MBS assets, which could cause prices of these assets to rise.  Higher prices means lower effective yields on available assets and potentially higher values for our existing Senior MBS portfolio.

Further, the Federal Reserve, the Federal Housing Administration and the FDIC have stepped up implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  These programs may involve the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or may extend the payment terms of the loans.  These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may affect the value of, and the returns on, our MBS portfolio.

The U.S. Government, Federal Reserve, U.S. Treasury, FDIC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Results of Operations

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

For the second quarter of 2009, we had net income available to our common stockholders of $67.1 million, or $0.30 per common share, compared to a net income of $33.0 million, or $0.20 per common share for the second quarter of 2008.

Interest income on our investment securities portfolio for the second quarter of 2009 increased by 6.7%, to $126.5 million compared to $118.5 million for the second quarter of 2008.  This increase reflects the net impact of an increase in the average MBS portfolio and a decrease in the net yield on our portfolio to 5.27% for the quarter ended June 30, 2009 compared to 5.36% the quarter ended June 30, 2008.  Excluding changes in market values, our average investment in MBS increased by $760.0 million, or 8.6%, to $9.604 billion for the quarter ended June 30, 2009 from $8.844 billion for the quarter ended June 30, 2008.  The decrease in the gross yield on our MBS portfolio to 5.46% for the quarter ended June 30, 2009, from 5.77% for the quarter ended June 30, 2008, reflects the impact of the general decline in market interest rates on our assets, as they reprice and higher rate mortgages underlying our MBS prepay.  The decrease in the net yield on our Agency MBS portfolio was mitigated by the Senior MBS purchased through MFR, which yielded 15.01% for the quarter ended June 30, 2009 and positively impacted the net yield on our total MBS portfolio by 18 basis points.  During 2009, the average net purchase premiums on our MBS portfolio decreased significantly, reflecting the purchase of Senior MBS, through MFR, at deep discounts.  As a result, we recognized premium amortization of $5.9 million, or 25 basis points, primarily against our Agency MBS portfolio, and accreted purchased discounts of $2.4 million, or 10 basis points, primarily against our non-Agency MBS, during the three months ended June 30, 2009.  During the three months ended June 30, 2008, we recognized net premium amortization of $5.6 million, comprised of premium amortization of $5.7 million and discount accretion of $62,000.  The impact of our lower net purchase premiums is reflected in the decrease in our cost of premium amortization to 15 basis points for the quarter ended June 30, 2009 from 26 basis points for the quarter ended June 30, 2008.  At June 30, 2009, we had net purchase premiums of $113.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $321.5 million, or 33.7%, on the par value of our non-Agency MBS, including credit discounts.  Our average CPR for the quarter ended June 30, 2009 was relatively flat at 16.0% and 15.8% for the quarters ended June 30, 2009 and 2008, respectively.

The following table presents the components of the net yield earned on our MBS portfolios for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Other (1)	Net Yield
June 30, 2009	5.46%	(0.15)%	(0.04)%	5.27%
March 31, 2009	5.50	(0.17)	(0.10)	5.23
December 31, 2008	5.54	(0.14)	(0.11)	5.29
September 30, 2008	5.58	(0.17)	(0.11)	5.30
June 30, 2008	5.77	(0.26)	(0.15)	5.36
(1) Reflects the cost of delay in receiving principal on the MBS and the cost to carry purchase premiums.

The following table presents information about income generated from each of our MBS portfolio groups during the quarter ended June 30, 2009:

MBS Category	Average Amortized Cost	Interest Income	Net Asset Yield
Agency MBS	$9,115,642	$115,514	5.07%
Senior MBS (1)	487,299	10,935	8.98	% (2)
Other non-Agency MBS	1,432	28	7.82%
Total	$9,604,373	$126,477	5.27%
(1) During the quarter ended June 30, 2009, we recognized other-than-temporary impairments of $7.5 million against our Senior MBS, which does not impact the yield for the period.
(2) Comprised of a net yield of 15.01% earned on Senior MBS held through MFR and a net yield of 5.37% earned on Senior MBS acquired prior to July 2007.

The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis for the quarterly periods presented:

Quarter Ended	CPR
June 30, 2009	16.0%
March 31, 2009	12.2
December 31, 2008	8.5
September 30, 2008	10.3
June 30, 2008	15.8

Interest income from our cash investments, which are comprised of high quality money market investments, decreased by $1.9 million to $260,000 for the second quarter of 2009, from $2.2 million for the second quarter of 2008.  This decrease reflects the significant decrease in the yield earned on our cash investments to 0.29% for the second quarter of 2009 compared to 2.31% for the second quarter of 2008 due to significant decreases in market interest rates.  Our average cash investments decreased by $17.0 million to $358.3 million for the second quarter of 2009 compared to $375.3 million for the second quarter of 2008.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

The decrease in the cost of our borrowings under repurchase agreements for the second quarter of 2009 reflects the significant decreases in market interest rates.  Our interest expense for the second quarter of 2009 decreased by 24.3% to $58.0 million, from $76.7 million for the second quarter of 2008, reflecting the significant decrease in the interest rates paid on our repurchase agreements, partially off-set by an increase in our average borrowings for the current quarter.  The average amount outstanding under our repurchase agreements for the second quarter of 2009 increased by $367.6 million, or 4.6%, to $8.369 billion, from $8.002 billion for the second quarter of 2008.  The increase in our borrowings under repurchase agreements reflects our leveraging of equity capital raised since the second quarter of 2008.  We experienced a 107 basis point decrease in our effective cost of borrowing to 2.78% for the quarter ended June 30, 2009 from 3.85% for the quarter ended June 30, 2008.  Payments made/received on our Swaps are a component of our borrowing costs and accounted for interest expense of $29.1 million, or 140 basis points, for the quarter ended June 30, 2009, compared to interest expense of $14.6 million, or 73 basis points, for the second quarter of 2008.

Our cost of funding on the hedged portion of our repurchase agreements is in effect fixed, over the term of the related Swap, such that the interest rate on repurchase agreements that are hedged have not decreased in connection with recent declines in market interest rates, but rather has remained at the fixed rate stated in the Swap agreements.  At June 30, 2009, we had repurchase agreements of $7.952 billion, of which $3.220 billion was hedged with active Swaps.  At June 30, 2009, our Swaps had a weighted average fixed-pay rate of 4.23% and extended 27 months on average with a maximum term of approximately six years.  Based on current LIBOR and repo rates, we expect that our overall funding costs will continue their downward trend in the second half of 2009, with most of this decline projected for the fourth quarter when we realize the full benefit of third quarter scheduled maturities of approximately $687.3 million of long-term repurchase agreements with a weighted average fixed pay rate of 5.25%.  (See Notes 5 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the second quarter of 2009, our net interest income increased by $24.7 million, or 56.1%, to $68.7 million from $44.0 million for the second quarter of 2008.  This increase reflects the growth in our interest-earning assets and an improvement in our net interest spread, as MBS yields relative to our cost of funding widened.  Our second quarter 2009 net interest spread and margin were 2.31% and 2.75%, respectively, compared to a net interest spread and margin of 1.38% and 1.89%, respectively, for the second quarter of 2008.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
Quarter Ended	Net Interest Spread	Net Interest Margin (1)	Net Yield on MBS	Cost of Funding MBS	Net MBS Spread
June 30, 2009	2.31%	2.75%	5.27%	2.78%	2.49%
March 31, 2009	1.77	2.26	5.23	3.26	1.97
December 31, 2008	1.37	1.91	5.29	3.82	1.47
September 30, 2008	1.61	2.09	5.30	3.60	1.70
June 30, 2008	1.38	1.89	5.36	3.85	1.51
(1) Net interest income divided by average interest-earning assets.

As part of our recent investment strategy, as discussed under “Recent Market Conditions and our Strategy,” during the quarter ended June 30, 2009, we did not acquire any Agency MBS and continued to invest in Senior MBS without the use of leverage.  The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Interest Earning Cash (2)	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
June 30, 2009	$9,604,374	$126,477	$358,343	$126,737	5.09%	$8,369,408	$58,006	2.78%	$68,731
March 31, 2009	10,107,407	132,153	457,953	132,764	5.03	8,984,456	72,137	3.26	60,627
December 31, 2008	10,337,787	136,762	284,178	137,780	5.19	9,120,214	87,522	3.82	50,258
September 30, 2008	10,530,924	139,419	281,376	140,948	5.21	9,373,968	85,033	3.60	55,915
June 30, 2008	8,844,406	118,542	375,326	120,693	5.23	8,001,835	76,661	3.85	44,032
(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.
(2) Includes average interest earning cash, cash equivalents and restricted cash.

For the quarter ended June 30, 2009, we had net other operating income of $13.9 million compared to $485,000 for the quarter ended June 30, 2008.  This increase reflects $13.5 million of gross gains realized on the sale of 20 of our Agency MBS with an amortized cost of $425.0 million during the second quarter of 2009.  We sold securities with the longest term to interest rate reset, thereby reducing our average time-to-reset for our MBS portfolio.

At June 30, 2009, we recognized net impairment losses of $7.5 million through earnings against four Senior MBS, all of which were acquired between 2005 and 2007.  These Senior MBS had an aggregate amortized cost, prior to recognizing the impairment, of $188.1 million and a fair value of $111.5 million.  Our analysis indicates that the credit support for these securities is not adequate to fully absorb estimated future losses and, as a result, future cash flows from these Senior MBS are expected to be negatively impacted.  As a result, we recognized an aggregate other-than-temporary impairment of $76.6 million at June 30, 2009, of which $7.5 million was identified as credit related.  Accordingly, a net impairment charge of $7.5 million was recorded through earnings, and an aggregate impairment of $69.1 million was recorded as a component of other comprehensive income/(loss).  At June 30, 2009, these Senior MBS had weighted average credit support of 6.43%.  During the quarter ended June 30, 2008, the performance of the collateral underlying our two unrated investment securities deteriorated, such that these investments were determined to have no value.  As a result, we recognized other-than-temporary impairment charges of $4.0 million against these securities during the quarter ended June 30, 2008.  Following these impairment charges, all of our unrated investment securities were carried at zero at June 30, 2008.

For the second quarter of 2009, we had operating and other expenses of $6.0 million, including real estate operating expenses and mortgage interest totaling $453,000 attributable to our investment in a multi-family rental property.  For the second quarter of 2009, our compensation and benefits and other general and administrative expense were $5.6 million, or 0.22% of average assets, compared to $4.0 million, or 0.17% of average assets, for the second quarter of 2008.  In addition, during the second quarter of 2008, we expensed $998,000 of costs incurred in connection with a previously planned public offering for MFResidential Investments, Inc.  The $925,000 increase in our employee compensation and benefits expense for the second quarter of 2009 compared to the second quarter of 2008, reflects increases to our contractual and general bonus pool accrual, higher salary expense reflecting additional hires, primarily related to our strategy of investing in Senior MBS, salary increases, and the vesting of equity based compensation awarded in previous years.  Other general and administrative expenses, which were $2.0 million for the second quarter of 2009 compared to $1.4 million for the second quarter of 2008, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs.  The increase in these costs primarily reflects costs related to expanding our investment analytics software, data system upgrades and costs associated with exploring new business opportunities.

Six-Month Period Ended June 30, 2009 Compared to the Six-Month Period Ended June 30, 2008

For the six months ended June 30, 2009, we had net income available to our common stockholders of $118.7 million, or $0.53 per common share, compared to a net loss of $55.0 million, or $(0.35) per common share for the six months ended June 30, 2008.

Interest income on our investment securities portfolio for the six months ended June 30, 2009 increased by $15.0 million, or 6.2%, to $258.6 million compared to $243.6 million earned during the first six months of 2008.  This increase primarily reflects the growth in our MBS portfolio, slightly off-set by a decrease in the yield earned on such portfolio.  Excluding changes in market values, our average investment in MBS increased by $981.2 million, or 11.1%, to $9.855 billion for the first six months of 2009 from $8.873 billion for the first six months of 2008.  The net yield on our MBS portfolio decreased by 24 basis points, to 5.25% for the first six months of 2009 compared to 5.49% for the first six months of 2008.  This decrease in the net yield on our MBS portfolio reflects the net impact of a 41 basis point decrease in the gross yield on our MBS portfolio that was partially offset by a nine basis point reduction in the cost of net premium amortization.  The decrease in the gross yield on the MBS portfolio to 5.48% for the first six months of 2009 from 5.89% for the first six months of 2008, reflects the general decline in market interest rates.  The decrease in the cost of our premium amortization to 16 basis points for the first six months of 2009 from 25 basis points for the six months ended June 30, 2008 reflects a decrease in the average net premium on our MBS portfolio and the slight decrease in the average CPR experienced on our portfolio.  During the six months ended June 30, 2009, the average net purchase premiums on our MBS portfolio decreased significantly, reflecting the purchase of Senior MBS, through MFR, at deep discounts.  We recognized premium amortization of $10.7 million, or 22 basis points, primarily against our Agency MBS portfolio, and accreted purchase discounts of $2.9 million, or 6 basis points, primarily against our non-Agency MBS, during the six months ended June 30, 2009.  During the six months ended June 30, 2008, we recognized net premium amortization of $10.9 million, comprised of premium amortization of $11.1 million and discount accretion of $153,000.  Our average CPR for the six months ended June 30, 2009 was 14.0% compared to 15.0% for the first six months of 2008.  At June 30, 2009, we had net purchase premiums of $113.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $321.5 million, or 33.7%, on our non-Agency MBS, which discounts were primarily on Senior MBS purchased by MFR.

Interest income from our cash investments decreased by $4.3 million to $871,000 for the first six months of 2009 from $5.2 million for the first six months of 2008.  Our average cash investments increased to $407.8 million for the first six months of 2009 compared to $361.6 million for the first six months of 2008 and yielded 0.43% for the first six months of 2009, compared to 2.88% for first six months of 2008.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  The yield on our cash investments generally follows the direction of the target federal funds rate, which has remained at a range of 0%-0.25% since December 2008.

Our interest expense for the first six months of 2009 decreased by $40.0 million, or 23.5%, to $130.1 million, from $170.1 million for the first six months of 2008, reflecting the decrease in the interest rates we paid on such borrowings partially offset by an increase in the average amount of our borrowings.  We experienced a 122 basis point decrease in the cost of our borrowings to 3.03% for the first six months of 2009, from 4.25% for the first six months of 2008, reflecting a decrease in short-term market interest rates.  The average amount outstanding under our repurchase agreements for the first six months of 2009 increased by $623.8 million, or 7.7%, to $8.675 billion from $8.051 billion for the first six months of 2008.  The increase in our borrowing under repurchase agreements reflects our leveraging of equity capital we raised since the second quarter of 2008.  Payments made/received on our Swaps, which comprise our Hedging Instruments, are a component of our borrowing costs.  Our Swaps increased the cost of our borrowings by $56.2 million, or 131 basis points, during the first six months of 2009 and increased the cost of our borrowings by $23.9 million, or 60 basis points, during the first six months of 2008.  (See Notes 2(l) and 5 to the accompanying consolidated financial statements, included under Item 1.)

For the six months ended June 30, 2009, our net interest income increased by $50.7 million to $129.4 million from $78.7 million for the first six months of 2008.  This increase reflects the growth in our interest-earning assets, the slight increase in the net yield on our MBS and an improvement in our net interest spread as MBS yields relative to our cost of funding widened.  Our net interest spread and margin were 2.04% and 2.50%, respectively, for the six months ended June 30, 2009, compared to 1.14% and 1.68%, respectively, for the first six months of 2008.

For the first six months of 2009, we had net other operating income of $14.3 million, which was primarily comprised of gains of $13.5 million realized on a $438.5 million sale of 20 of our longer-term Agency MBS.  Our net other operating loss of $115.0 million for the first six months of 2008 reflects losses of $116.0 million incurred to implement our reduced-leverage strategy in March 2008.  To reduce leverage, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  This strategic decision to reduce leverage was in response to the significant disruptions in the credit market.

During the first six months of 2009, we recognized net impairment losses of $9.0 million in connection with certain non-Agency MBS that we acquired prior to July 2007.  These other-than-temporary impairments were comprised of $7.5 million of impairments recognized at June 30, 2009 against four Senior MBS and impairments of $1.5 million recognized at March 31, 2009 against five junior non-Agency MBS.  The Senior MBS had an aggregate amortized cost of $188.1 million prior to recognizing the impairments and the junior non-Agency MBS had an amortized cost of $1.7 million prior to recognizing the impairments.  During the six months ended June 30, 2008, we recognized other-than-temporary impairment charges of $4.9 million against our unrated investment securities.  Following these impairment charges, all of our unrated investment securities were carried at zero at June 30, 2008.

During the first six months of 2009, we had operating and other expenses of $11.9 million, including real estate operating expenses and mortgage interest totaling $915,000 attributable to our remaining real estate investment.  For the first six months of 2009, our compensation and benefits and other general and administrative expense, totaled $11.0 million, or 0.21% of average assets, while compensation and benefits and other general and administrative expense, totaled $7.8 million, or 0.17% of average assets, for the first six months of 2008.  In addition, during the second quarter of 2008, we expensed $998,000 of costs incurred in connection with a previously planned public offering for MFResidential Investments, Inc.  The $1.8 million increase in our compensation expense to $7.1 million for the first six months of 2009 compared to $5.3 million for the first six months of 2008, primarily reflects an increase to our contractual and general bonus pool accrual, higher salary expense reflecting additional hires and salary increases.  Other general and administrative expenses, which were $3.8 million for the first six months of 2009 compared to $2.5 million for the first six months of 2008, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs.

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

We employ a diverse capital raising strategy under which we may issue capital stock.  During the six months ended June 30, 2009, we issued 2,810,000 shares of common stock (all of which were issued in January 2009) pursuant to our CEO Program in at-the-market transactions raising net proceeds of $16.4 million and 26,071 shares of common stock pursuant to our DRSPP raising net proceeds of approximately $151,000.  At June 30, 2009, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

To the extent we issue additional equity through capital market transactions, we currently anticipate using cash raised from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreements, and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

Our existing repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  While repurchase agreement funding currently remains available to us at attractive rates from our counterparties, we continue to view the banking system as fragile.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and a “cushion” of cash and collateral to meet potential margin calls.  This cushion is comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties.  At June 30, 2009, our debt-to-equity multiple was 4.8 times, compared to 7.2 times at December 31, 2008.  This reduction in our leverage multiple reflects the appreciation in fair value of our Agency MBS and our purchases of Senior MBS without the use of leverage since December 31, 2008.  At June 30, 2009, we had borrowings under repurchase agreements of $7.952 billion with 18 counterparties and continued to have available capacity under our repurchase agreement credit lines, compared to repurchase agreements of $9.039 billion with 19 counterparties at December 31, 2008.

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

During the six months ended June 30, 2009, we received cash of $834.1 million from prepayments and scheduled amortization on our MBS portfolio and purchased $327.6 million of Senior MBS.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the second quarter of 2009, we sold 20 Agency MBS for $438.5 million, reducing the average time-to-reset for our portfolio.

At June 30, 2009, we had a total of $8.767 billion of MBS and $39.9 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2009, we had $652.5 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $282.5 million, unpledged Agency MBS of $274.7 million, and excess collateral of $95.3 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

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

The table below summarizes our margin transactions for the quarter ended June 30, 2009:

Collateral Pledged During the Quarter to Meet Margin Calls
Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Cash and Securities Received For Reverse Margin Calls	Net Assets Received/ (Pledged) For Margin Activity
(In Thousands)
$254,646	$27,440	$282,086	$310,676	$28,590

During the six months ended June 30, 2009, we paid cash dividends of $95.2 million on our common stock and $359,000 on DERs.  In addition, we declared and paid cash dividends of $4.1 million on our preferred stock during the six months ended June 30, 2009.  On July 1, 2009, we declared our second quarter 2009 common stock dividend of $0.25 per share, which totaled $55.9 million and is being paid on July 31, 2009.

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q for the quarter ended June 30, 2009.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions.  Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act.  As of June 30, 2009, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

Interest Rate Risk

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates.  In measuring our repricing gap, we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolios; and (b) the months remaining until our repurchase agreements mature, including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with June 30, 2009, the monthly CPR on our MBS portfolio ranged from a high of 20.1% experienced during the quarter ended June 30, 2008 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average CPR over such quarters of 13.2%.

The following table presents information at June 30, 2009 about our repricing gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolios, on which we use leverage.

CPR Assumptions		Estimated Months to Asset Reset or Expected Prepayment (1)	Estimated Months to Liabilities Reset (2)	Repricing Gap in Months (1)
0	% (3)	48	14	34
15%		33	14	19
20%		29	14	15
25%		26	14	12
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

At June 30, 2009, our financing obligations under repurchase agreements had a weighted average remaining contractual term of approximately three months.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  During the six months ended June 30, 2009, our Swaps increased our borrowing costs by $56.2 million, or 131 basis points.

While our Swaps do not extend the maturities of our repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  At June 30, 2009, we had repurchase agreements of $7.952 billion, of which $3.220 billion were hedged with active Swaps.  At June 30, 2009, our Swaps had a weighted average fixed-pay rate of 4.23% and extended 27 months on average with a maximum term of approximately six years.

The negative value of our Swaps reflects the decline in market interest rates that began during the latter part of 2008.  At June 30, 2009, our Swaps were in an unrealized loss position of $173.4 million, compared to an unrealized loss position of $237.3 million at December 31, 2008.  We expect that the value of our Swaps will continue to improve over the course of 2009, as they amortize and the term of the remaining Swaps shortens.  From July 1, 2009 through December 31, 2009, $513.1 million, or 14.6% of our $3.520 billion Swap notional outstanding at June 30, 2009, will amortize.  During the six months ended June 30, 2009, we did not enter into or terminate any Swaps.

The interest rates for most of our MBS, once in their adjustable period, are primarily dependent on LIBOR, CMT, and the Federal Reserve U.S. 12-month cumulative average one-year CMT rate (or MTA), while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At June 30, 2009, we had 82.4% of our Agency MBS repricing from LIBOR (of which 76.3% repriced based on 12-month LIBOR and 6.1% repriced based on six-month LIBOR), 13.4% repricing from the one-year CMT index, 3.8% repricing from MTA and 0.4% repricing from the 11th District Cost of Funds Index (or COFI).  Our non-Agency MBS, which comprised only 5.7% of our MBS portfolio at June 30, 2009 have interest rates that reprice based on these benchmark indices as well, but are leveraged significantly less than are our Agency MBS.  The returns on our Senior MBS, a significant portion of which were purchased at deep discounts, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

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

We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  The information presented in the following Shock Table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on our interest sensitive financial instruments at June 30, 2009.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Shock Table
Change in Interest Rates	Estimated Value of MBS	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (1)	Estimated Change in Fair Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$9,197,286	$(105,211)	$9,092,075	$(151,557)	(4.11)%	(1.64)%
+ 50 Basis Point Increase	$9,321,375	$(139,311)	$9,182,064	$(61,568)	(1.53)%	(0.67)%
Actual at June 30, 2009	$9,417,042	$(173,410)	$9,243,632	-	-	-
- 50 Basis Point Decrease	$9,484,289	$(207,509)	$9,276,780	$33,148	(0.10)%	0.36%
-100 Basis Point Decrease	$9,523,116	$(241,608)	$9,281,508	$37,876	(4.15)%	0.41%
(1) Excludes cash investments, which have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2009.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the Shock Table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of Swaps, should interest rates immediately change (or Shock).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at June 30, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 1.01 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.21).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

All of our MBS are designated as “available-for-sale” and, as such, are reflected at their fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity.  (See Note 12 to the consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  The fair value of our MBS fluctuates primarily due to changes in interest rates and other factors.  At June 30, 2009, our investments were primarily comprised of Agency MBS and Senior MBS.  While changes in the fair value of our Agency MBS is generally not credit-related, the illiquidity in the markets and the increase in market yields has had a significant negative impact on the market value of our non-Agency MBS.  At June 30, 2009, our non-Agency MBS, which were primarily comprised of Senior MBS, had a fair value of $540.0 million and an amortized cost of $622.2 million.

Our Senior MBS are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation, but rather are the most senior classes from their respective securitizations.  The loans collateralizing our Senior MBS are primarily comprised of Hybrids, with fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, ARMs.

The following table presents information about the underlying loan characteristics for all of the Company’s Senior MBS, which includes Senior MBS held through MFR, detailed by year of MBS securitization, held at June 30, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	16	28	16	6	6	8	80
MBS current face	$276,715	$296,212	$106,964	$92,785	$109,022	$69,664	$951,362
MBS amortized cost	$213,308	$175,729	$79,738	$40,546	$44,639	$67,992	$621,952
MBS fair value	$164,081	$173,512	$67,717	$40,616	$46,349	$47,604	$539,879
Weighted average fair value to current face	59.3%	58.6%	63.3%	43.8%	42.5%	68.3%	56.8%
Weighted average coupon (2)	5.81%	5.57%	4.71%	4.76%	1.08%	4.90%	4.90%
Weighted average loan age (months) (2) (3)	29	40	55	29	37	66	39
Weighted average loan to value at origination (2) (4)	71%	70%	70%	75%	75%	77%	72%
Weighted average FICO at origination (2) (4)	740	732	732	709	698	694	725
Owner-occupied loans	90.7%	88.8%	90.2%	85.6%	78.8%	77.7%	87.2%
Rate-term refinancings	29.9%	20.4%	21.9%	24.0%	10.9%	9.9%	21.8%
Cash-out refinancings	25.8%	31.0%	18.5%	32.2%	29.2%	39.5%	28.6%
3 Month CPR (3)	12.1%	15.3%	18.9%	15.1%	21.2%	6.3%	14.8%
60+ days delinquent (4)	14.5%	14.8%	10.0%	37.1%	39.1%	19.6%	19.5%
Borrowers in bankruptcy (4)	0.8%	1.0%	0.9%	2.2%	2.2%	2.2%	1.3%
Credit enhancement (4) (5)	7.4%	10.0%	11.4%	13.1%	14.3%	33.5%	11.9%

(1)	FICO is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.
(2)	Weighted average is based on MBS current face at June 30, 2009.
(3)	Information provided is based on loans for individual group owned by the Company.
(4)	Information provided is based on loans for all groups that provide credit support for the Company’s MBS.
(5)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security.  All of the above non-Agency MBS were Senior MBS and therefore carry less credit risk than the junior securities that provide their credit enhancement.

The underlying mortgages, which are predominantly Hybrids and ARMs, that collateralize the Company’s Senior MBS typically have interest rates that adjust annually to an increment over a specified interest rate index and are located in many geographic regions.  The following table presents the six largest geographic concentrations of the ARMs collateralizing the Company’s Senior MBS held at June 30, 2009:

Property Location	Percent
Southern California	30.6%
Northern California	19.4%
Florida	7.6%
New York	4.2%
Virginia	3.8%
New Jersey	2.8%

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

We typically pledge high-quality MBS and cash to secure our repurchase agreements and Swaps.  At June 30, 2009, we had $652.5 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $282.5 million, unpledged Agency MBS of $274.7 million and excess collateral of $95.3 million.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax accounting purposes, the purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At June 30, 2009, the net premium on our Agency MBS portfolio for financial accounting purposes was $113.9 million and the net purchase discount on our non-Agency MBS portfolio was $321.5 million.  For income tax purposes we estimate that at June 30, 2009, our net purchase premiums on our Agency MBS were $112.9 million and the net purchase discounts on our non-Agency MBS were $321.0 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

Credit Risk

Although we do not expect to encounter credit risk in our Agency MBS business, we are exposed to credit risk in our Senior MBS portfolio.  With respect to our Senior MBS, credit support contained in MBS deal structures provide some protection from losses, as does the discounted purchase prices which provide additional protection in the event of the return of less than 100% of par.  We also seek to reduce credit risk on our investments through a comprehensive investment review and a selection process, which is predominantly focused on quantifying and pricing credit risk.  We review our Senior MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments.  Through modeling and scenario analysis, we seek to evaluate the investment’s credit risk.  Credit risk is also monitored through our on-going asset surveillance.  Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 21, 2009, we held our 2009 Annual Meeting of Stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class II directors to serve on the Board until our 2012 Annual Meeting of Stockholders; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  The total number of shares of common stock entitled to vote at the Meeting was 222,706,053, of which 209,497,207 shares, or 94.06%, were present in person or by proxy.

The following presents the results of the election of directors:

Name of Class II Nominees	For	Withheld
Michael H. Dahir	196,348,665	13,148,542
George H. Krauss	202,592,663	6,904,544

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for Stewart Zimmerman, Stephen R. Blank, James A. Brodsky, Edison C. Buchanan, Alan L. Gosule, our Class I and Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by stockholders with 209,012,202 votes “For,” 384,781 votes “Against” and 100,224 votes “Abstained.”

Further information regarding the proposals is contained in our Proxy Statement, dated April 6, 2009.

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

Date: July 27, 2009	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)