Form 10-Q
period 2009-09-30
MFA FINANCIAL, INC.
filed 2009-11-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes        No   ✓

280,371,277 shares of the registrant’s common stock, $0.01 par value, were outstanding as of November 2, 2009.

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
(In Thousands, Except Per Share Amounts)	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) at fair value (including pledged MBS of $8,347,435 and $10,026,638, respectively) (Notes 2(b), 3, 4, 7, 8 and 13)	$9,349,052	$10,122,583
Cash and cash equivalents (Notes 2(c), 7 and 8)	486,695	361,167
Restricted cash (Notes 2(d), 4 and 8)	44,009	70,749
Forward contracts to repurchase MBS (“MBS Forwards”), at fair value (Notes 2(l), 4, and 13)	53,459	-
Interest receivable (Note 5)	44,646	49,724
Real estate, net (Notes 2(f) and 6)	11,074	11,337
Securities held as collateral, at fair value (Notes 7, 8 and 13)	-	17,124
Goodwill (Note 2(e))	7,189	7,189
Prepaid and other assets	2,878	1,546
Total Assets	$9,999,002	$10,641,419

Liabilities:
Repurchase agreements (Notes 2(g), 7 and 8)	$7,575,287	$9,038,836
Accrued interest payable	12,722	23,867
Mortgage payable on real estate (Note 6)	9,184	9,309
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(l), 4, 8 and 13)	178,353	237,291
Obligations to return cash and security collateral, at fair value (Notes 8 and 13)	-	22,624
Dividends and dividend equivalents rights (“DERs”) payable (Notes 10(b) and 12(a))	205	46,385
Accrued expenses and other liabilities	7,978	6,030
Total Liabilities	$7,783,729	$9,384,342

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference) (Note 10)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 280,000 and 219,516 issued and outstanding, respectively (Note 10)	2,800	2,195
Additional paid-in capital, in excess of par	2,179,942	1,775,933
Accumulated deficit	(132,400)	(210,815)
Accumulated other comprehensive income/(loss) (Note 10(h))	164,893	(310,274)
Total Stockholders’ Equity	$2,215,273	$1,257,077
Total Liabilities and Stockholders’ Equity	$9,999,002	$10,641,419

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008
		(Unaudited)

Interest Income:
MBS (Note 3)	$124,399	$139,419	$383,029	$383,026
Cash and cash equivalent investments	149	1,529	1,020	6,711
Interest Income	124,548	140,948	384,049	389,737

Interest Expense (Notes 4 and 7)	52,976	85,033	183,119	255,166

Net Interest Income	71,572	55,915	200,930	134,571

Other-Than-Temporary Impairments: (Note 3)
Total other-than-temporary impairment losses	-	(183)	(78,135)	(5,051)
Portion of loss recognized in other comprehensive income	-	-	69,126	-
Net Impairment Losses Recognized in Earnings	-	(183)	(9,009)	(5,051)

Other Income/(Loss):
Gain on MBS Forwards, net (Note 4)	754	-	754	-
Net gain/(loss) on sale of MBS (Note 3)	-	-	13,495	(24,530)
Revenue from operations of real estate (Note 6)	378	407	1,145	1,219
Loss on early termination of Swaps, net (Note 4)	-	(986)	-	(92,467)
Miscellaneous other income, net	-	68	43	247
Other Income/(Loss)	1,132	(511)	15,437	(115,531)

Operating and Other Expense:
Compensation and benefits (Note 12)	3,710	3,264	10,824	8,595
Real estate operating expense and mortgage interest (Note 6)	444	439	1,359	1,312
New business initiative	-	-	-	998
Other general and administrative expense	1,713	1,465	5,559	3,936
Operating and Other Expense	5,867	5,168	17,742	14,841

Net Income/(Loss) Before Preferred Stock Dividends	66,837	50,053	189,616	(852)
Less: Preferred Stock Dividends (Note 10(a))	2,040	2,040	6,120	6,120
Net Income/(Loss) to Common Stockholders	$64,797	$48,013	$183,496	$(6,972)

Income/(Loss) Per Share of Common Stock: Basic and Diluted (Note 11)	$0.25	$0.24	$0.78	$(0.04)

Dividends Declared Per Share of Common Stock (Note 10(b))	$0.25	$0.20	$0.47	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009
(In Thousands, Except Per Share Amounts)	(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 per Share:
Balance at December 31, 2008 and September 30, 2009 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2008 (219,516 shares)	2,195
Issuance of common stock (60,484 shares)	605
Balance at September 30, 2009 (280,000 shares)	2,800

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2008	1,775,933
Issuance of common stock, net of expenses	402,577
Shares issued for common stock option exercises, net of shares withheld	116
Equity-based compensation expense	1,316
Balance at September 30, 2009	2,179,942

Accumulated Deficit:
Balance at December 31, 2008	(210,815)
Net income	189,616
Dividends declared on common stock	(104,688)
Dividends declared on preferred stock	(6,120)
Dividends attributable to DERs	(393)
Balance at September 30, 2009	(132,400)

Accumulated Other Comprehensive (Loss)/Income:
Balance at December 31, 2008	(310,274)
Unrealized gains on MBS, net	416,229
Unrealized gains on Swaps	58,938
Balance at September 30, 2009	164,893

Total Stockholders' Equity at September 30, 2009	$2,215,273

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In Thousands)	2009	2008
	(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$189,616	$(852)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Losses on sale of MBS	-	25,101
Gains on sales of MBS	(13,495)	(571)
Losses on early termination of Swaps	-	92,467
Other-than-temporary impairment charges	9,009	5,051
Amortization of purchase premium on MBS, net of accretion of discounts	8,468	15,335
Decrease/(increase) in interest receivable	5,078	(7,708)
Depreciation and amortization on real estate	353	355
Increase in prepaid and other assets and other	(1,021)	(206)
Increase in accrued expenses and other liabilities	1,948	1,988
(Decrease)/increase in accrued interest payable	(11,145)	252
Equity-based compensation expense	1,316	944
Negative amortization and principal accretion on MBS	(12)	(493)
Net cash provided by operating activities	$190,115	$131,663

Cash Flows From Investing Activities:
Principal payments on MBS and other investments securities	$1,413,711	$1,119,414
Proceeds from sale of MBS	438,507	1,851,019
Purchases of MBS	(666,428)	(5,188,932)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(549)	(113)
Net cash provided/(used) by investing activities	$1,185,241	$(2,218,612)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(50,186,109)	$(44,159,270)
Proceeds from borrowings under repurchase agreements	48,722,560	46,012,730
Principal payments on MBS Forwards	(219,916)	-
Proceeds from MBS Forwards	166,547	-
Payments made on termination of Swaps	-	(91,868)
Payments made for margin calls on repurchase agreements and Swaps	(114,570)	(173,610)
Cash received for reverse margin calls on repurchase agreements and Swaps	135,868	178,127
Proceeds from issuances of common stock	403,298	616,376
Dividends paid on preferred stock	(6,120)	(6,120)
Dividends paid on common stock and DERs	(151,261)	(85,181)
Principal payments on mortgage loan	(125)	(115)
Net cash (used)/provided by financing activities	$(1,249,828)	$2,291,069
Net Increase in cash and cash equivalents	$125,528	$204,120
Cash and cash equivalents at beginning of period	$361,167	$234,410
Cash and cash equivalents at end of period	$486,695	$438,530

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2009	2008	2009	2008
	(Unaudited)

Net income/(loss) before preferred stock dividends	$66,837	$50,053	$189,616	$(852)
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on MBS arising during the period, net	173,536	(152,191)	410,397	(208,886)
Reclassification adjustment for MBS sales	-	-	(3,033)	(8,241)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	-	96	8,865	1,500
Unrealized (loss)/gain on Swaps arising during the period, net	(4,943)	(10,448)	58,938	321
Reclassification adjustment for net losses included in earnings from Swaps	-	773	-	48,972
Comprehensive income/(loss) before preferred stock dividends	$235,430	$(111,717)	$664,783	$(167,186)
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Comprehensive Income/(Loss) to Common Stockholders	$233,390	$(113,757)	$658,663	$(173,306)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  (See Note 10(b))

2.      Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation
The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2009 and results of operations for all periods presented have been made.  The results of operations for the nine-month period ended September 30, 2009 should not be construed as indicative of the results to be expected for the full year.

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

Hierarchy of GAAP
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168”).  FAS 168 identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States.  FAS 168 established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB.  All non-grandfathered, non-SEC accounting literature not included in the Codification, except as noted in FAS 168, is superseded and deemed non-authoritative for interim and annual periods ending after September 15, 2009.  FAS 168 revised the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  The Company’s adoption of the Codification at September 30, 2009, resulted in the Company eliminating references to prior sources of GAAP which are integrated into the Codification.

(b) MBS
Designation
The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” and, accordingly are carried at their fair value with unrealized gains and losses excluded from earnings (except when an other-than-temporary impairment is recognized, as discussed below) and reported in other comprehensive income/(loss), a component of Stockholders’ Equity.  (See Note 2(j))

Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income/(loss) to earnings as a realized gain or loss using the specific identification method.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on the outstanding principal balance and their contractual terms.  Premiums and discounts associated with MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”) and non-Agency MBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method.  Amortization and adjustments to premium amortization are made for actual prepayment activity.

Interest income on the non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities.  (See Notes 2(n) and 3)

Based on the projected cash flows from the Company’s non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, may not be accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of a security with a credit discount is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit discount, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value
The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are indicative of market activity.  In determining the fair value of its non-Agency MBS, management judgment is used to arrive at fair value that considers prices obtained from a third-party pricing service, broker quotes received and other applicable market based data.  If listed prices or quotes are not available, then fair value is based upon internally developed models that are primarily based on observable market-based inputs.  (See Note 13)

Impairments
When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis, and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income/(loss) on the consolidated balance sheet.  The amount of credit impairment is determined by comparing the amortized cost of an impaired security to the present value of cash flows expected to be collected, discounted at the security’s yield prior to recognizing the impairment.  (See Note 2(n))

Impairments recognized through other comprehensive income/(loss) do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balance Sheet Presentation
The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if a repurchase agreement is determined to be linked to the purchase of an MBS, then the MBS and linked repurchase borrowing will be reported net, as an MBS Forward. (See Note 2(l))

(c) Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  (See Note 8)  The Company did not hold any cash pledged by its counterparties at September 30, 2009 and held $5.5 million of cash pledged by its counterparties at December 31, 2008.  At September 30, 2009, all of the Company’s cash investments were in high quality overnight money market funds.

(d) Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had restricted cash held as collateral against its Swaps of $44.0 million and $70.7 million at September 30, 2009 and December 31, 2008, respectively.  (See Notes 4 and 8)

(e) Goodwill
At September 30, 2009 and December 31, 2008, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2009, the Company had not recognized any impairment against its goodwill.

(f) Real Estate
At September 30, 2009, the Company indirectly held 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(g) Repurchase Agreements
The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company had satisfied all of its margin calls and has never sold assets in response to a margin call.  (See Notes 2(l), 7 and 8)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s repurchase agreements typically have terms ranging from one month to three months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At September 30, 2009, the Company had outstanding balances under repurchase agreements with 18 separate lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $123.0 million, or 5.6% of stockholders’ equity, related to repurchase agreements.  (See Notes 4 and 7)

(h) Equity Based Compensation
Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Payments pursuant to DERs, which are attached to certain equity based awards, are charged to stockholders’ equity when declared.  Equity based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures may occur, would result in a revised forfeiture rate and are accounted for prospectively as a change in estimate.

Forfeiture provisions for dividends and DERs on unvested equity instruments on the Company’s equity based awards vary by award.  To the extent that equity awards do not vest and grantees are not required to return payments of dividends or DERs to the Company, additional compensation expense is recorded at the time an award is forfeited.  (See Note 2(i) and 12)

(i) Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income/(loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period, which also includes participating securities representing unvested share-based payment awards that contain nonforfeitable rights to dividends or DERs.  Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and restricted stock units (“RSUs”) outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.

(j) Comprehensive Income/Loss
The Company’s comprehensive income/(loss) includes net income/(loss), the change in net unrealized gains/(losses) on its MBS and hedging instruments, adjusted by realized net gains/(losses) included in net income/(loss) for the period and is reduced by dividends declared on the Company’s preferred stock.

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

(l) Derivative Financial Instruments
Hedging Activity
As part of the Company’s interest rate risk management, it periodically hedges a portion of its interest rate risk using derivative financial instruments and does not enter into derivative transactions for speculative or trading purposes and, accordingly, accounts for its Swaps as cash flow hedges.  The Company’s Swaps have the effect of modifying the interest rate repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  No cost is incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap.  The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities and the relationship between the hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when: it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); it is no longer probable that the forecasted transaction will occur; or it is determined that designating the derivative as a hedge is no longer appropriate.

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in other comprehensive income/(loss) provided that the hedge remains effective.  A change in fair value for any ineffective amount of a  Swap would be recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness, except that all gains and losses realized on Swaps that were terminated early were recognized, as all of the associated hedges were deemed ineffective.

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4, 8 and 13)

Non-Hedging Activity/MBS Forwards
On January 1, 2009, the Company adopted new accounting guidance required for certain transfers of financial assets and repurchase financings.  Given that this guidance was prospective, the initial adoption had no impact on the Company’s consolidated financial statements.  Under the new accounting guidance, it is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and repurchase financing of this MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are netted together and reported as a derivative instrument, specifically as a net forward contract on the Company’s consolidated balance sheet.  In addition, changes in the fair value of the net forward contract are reported as gains or losses on the Company’s consolidated statements of operation and are not included in other comprehensive income/(loss).  (See Note 2(b))  However, if certain criteria are met, the initial transfer (i.e., purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.

During the three months ended September 30, 2009, the Company entered into 14 transactions that were identified as linked transactions.  As such, the Company accounted for these purchase contracts and related repurchase agreements on a net basis and recorded a derivative instrument, or forward contract on the Company’s consolidated balance sheet.  Changes in the fair value of these forward contracts (i.e., MBS Forwards) are reported as a net gain or loss on the Company’s consolidated statements of operations.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS.  (See Notes 4, 8, and 13)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(m) Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities
The Company’s presentation of fair value for its financial assets and liabilities are determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  This definition of fair value is based on a consistent definition of fair value which focuses on exit price and prioritizes, the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, the framework for measuring fair value establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Notes 2(n) and 13)

Although permitted to measure many financial instruments and certain other items at fair value, the Company has not elected the fair value option for any of its assets or liabilities.  If the fair value option is elected, unrealized gains and losses on such items for which fair value is elected would be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.

(n) New Accounting Standards and Interpretations
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
On January 1, 2009, new accounting guidance became effective providing that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method.  The Company adopted this guidance on January 1, 2009 and retrospectively adjusted all previously reported EPS data, which did not have a material impact on its historical EPS amounts.

Other-than-temporary Impairments, Determining Fair Value and Interim Disclosures about Fair Value of Financial Instruments
In April 2009, new accounting guidance was issued with respect to determining fair value when the volume and level of activity for an asset or liability have significantly decreased, identifying transactions that are not orderly and interim disclosures about fair value of financial instruments.  The Company adopted these new accounting rules as of April 1, 2009.  The new guidance is summarized below.

In addition to existing guidance, an other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security.  Among other things, the new accounting guidance addressed: (i) the determination as to when an investment is considered impaired; (ii) whether that impairment is other-than-temporary; (iii) the measurement of an impairment loss; (iv) accounting considerations subsequent to the recognition of an other-than-temporary impairment; and (v) certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Should an other-than-temporary impairment exist on a security that the Company expects to continue to hold, the security is written down, with the total other-than-temporary impairment bifurcated into (i) the amount related to expected credit losses, which are recognized through earnings, and (ii) the amount related to all other factors, which are recognized as a component of other comprehensive income.  The disclosures required by this new accounting are included in Note 3 to the consolidated financial statements.  The Company’s adoption of this new accounting guidance required a reassessment of all securities which were other-than-temporarily impaired through March 31, 2009.  This reassessment did not result in a cumulative effect adjustment to any component of stockholders’ equity in connection with its adoption.

Additional guidance was provided for fair value measures in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The existing disclosure requirements related to the fair value of financial instruments that were previously required in annual financial statements were extended to interim financial statements.  This guidance provides for additional disclosures, such that its adoption did not have any impact on the Company’s consolidated financial statements.  The required disclosures are included in Note 13 to the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Standards Codification
See Note 2(a).

Accounting for Transfers of Financial Assets
On June 12, 2009, the FASB issued Statement No. 166, Accounting for Transfer of Financial Assets – an Amendment of FASB Statement No. 140 (“FAS 166”), which amends previous derecognition guidance.  FAS 166, which remains authoritative until such time that it is integrated into the Codification, eliminates the concept of a qualified special purpose entity (“QSPE”) and eliminates the exception from applying FASB Interpretation 46(R), Consolidation of Variable Interest Entities to QSPEs.  Additionally, FAS 166 clarifies that the objective of determining whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.  FAS 166 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  FAS 166 defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under FAS 166, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer.  This includes any retained beneficial interest.  The implementation of FAS 166 materially affects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  The Company does not believe the implementation of FAS 166 will have a material impact on its consolidated financial statements, as it has no off-balance sheet transactions, no QSPEs, nor has it transferred assets through a securitization.  FAS 166 becomes effective for the Company on January 1, 2010.

In conjunction with FAS 166, FASB issued Statement No. 167, Amendment to FASB Interpretation No 46(R) (“FAS 167”), which remains authoritative until such time that it is integrated into the Codification.  FAS 166 requires an enterprise to perform an analysis to determine whether an enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  FAS 167 requires enhanced disclosures to provide users of financial statements with more transparent information about and an enterprise's involvement in a VIE.  Further, FAS 166 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  Currently, the Company is not the primary beneficiary of any VIEs.  The effective date for FAS 167 is January 1, 2010.  Upon implementation and, as required by the standard, on an ongoing basis, the Company will assess the applicability of this standard to its holdings and report accordingly.

(o) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      MBS

At September 30, 2009 and December 31, 2008, the Company’s MBS were primarily secured by hybrid mortgages that have a fixed interest rate for a specified period, typically three to ten years, and, thereafter, generally reset annually (“Hybrids”), and adjustable-rate mortgages (“ARMs”) (collectively, “ARM-MBS”).  At September 30, 2009, 0.8% of the Company’s MBS portfolio were fixed-rate MBS secured by fixed rates mortgages, all of which were non-Agency MBS acquired during 2009.

The Company’s MBS are primarily comprised of Agency MBS and, to a lesser extent, non-Agency MBS.  The Company’s MBS do not have a single maturity date and, further, the mortgage loans underlying ARM-MBS have interest rates that do not all reset at the same time.  In addition, the Company may have investments in MBS, which may or may not be rated.  The Company pledges a significant portion of its MBS as collateral against its repurchase agreements and Swaps.  (See Note 8)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Agency MBS: Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have remained in conservatorship under the Federal Housing Finance Agency, which significantly strengthened the backing for these guarantors.

Non-Agency MBS:  The Company’s non-Agency MBS, which are primarily comprised of the senior most tranches from the MBS structure (“Senior MBS”), are securities that are secured by pools of residential mortgages, and are not guaranteed by any U.S. government agency or any federally chartered corporation.  The Company’s Senior MBS are rated by a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”).  At September 30, 2009, the Company’s non-Agency MBS were rated from AAA to C by one or more of the Rating Agencies or were unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.

The following table presents certain information about the Company's MBS at September 30, 2009 and December 31, 2008:

September 30, 2009
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Credit Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$7,349,064	$97,977	$(615)	$-	$7,446,426	$7,747,168	$306,328	$(5,586)	$300,742
Freddie Mac	584,745	8,912	-	-	608,674	628,345	19,843	(172)	19,671
Ginnie Mae	25,000	442	-	-	25,442	25,948	506	-	506
Total Agency MBS	7,958,809	107,331	(615)	-	8,080,542	8,401,461	326,677	(5,758)	320,919
Non-Agency MBS (3):
Rated AAA	41,170	1,172	-	-	42,342	30,553	-	(11,789)	(11,789)
Rated AA	18,008	30	(5,378)	(2,298)	10,362	12,809	2,962	(515)	2,447
Rated A	33,637	55	(6,968)	(61)	26,662	25,821	2,174	(3,015)	(841)
Rated BBB	49,866	273	(2,178)	(5,133)	42,827	37,235	2,541	(8,133)	(5,592)
Rated BB	32,636	51	(4,121)	(10,458)	18,108	21,913	5,238	(1,433)	3,805
Rated B	73,010	-	(16,501)	(13,567)	42,942	51,711	8,769	-	8,769
Rated CCC	528,508	85	(54,186)	(189,824)	284,065	314,738	35,454	(4,781)	30,673
Rated CC	573,649	122	(41,611)	(154,015)	372,588	371,807	34,843	(35,624)	(781)
Rated C	126,854	30	(7,437)	(33,876)	83,670	79,319	6,875	(11,226)	(4,351)
Unrated and Other	7,940	-	(2,529)	(1,900)	1,698	1,685	3	(16)	(13)
Total Non-Agency MBS	1,485,278	1,818	(140,909)	(411,132)	925,264	947,591	98,859	(76,532)	22,327
Total MBS	$9,444,087	$109,149	$(141,524)	$(411,132)	$9,005,806	$9,349,052	$425,536	$(82,290)	$343,246

Table continued

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Table continued

December 31, 2008
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Credit Discounts(1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$8,986,206	$115,106	$(1,401)	$-	$9,099,911	$9,156,030	$78,148	$(22,029)	$56,119
Freddie Mac	714,110	10,753	-	-	732,248	732,719	3,462	(2,991)	471
Ginnie Mae	30,017	532	-	-	30,549	29,864	-	(685)	(685)
Total Agency MBS	9,730,333	126,391	(1,401)	-	9,862,708	9,918,613	81,610	(25,705)	55,905
Non-Agency MBS (3):
Rated AAA	106,191	1,487	(4,705)	(2,585)	100,388	71,418	961	(29,931)	(28,970)
Rated AA	29,064	352	-	-	29,416	17,767	-	(11,649)	(11,649)
Rated A	115,213	-	(1,261)	(584)	113,368	67,346	269	(46,291)	(46,022)
Rated BBB	10,524	91	(750)	(1,955)	7,910	4,999	66	(2,977)	(2,911)
Rated BB	79,700	-	(626)	-	79,074	41,075	-	(37,999)	(37,999)
Rated CCC	1,852	-	(175)	(756)	921	989	68	-	68
Unrated and Other	2,161	-	-	(197)	1,781	376	-	(1,405)	(1,405)
Total Non-Agency MBS	344,705	1,930	(7,517)	(6,077)	332,858	203,970	1,364	(130,252)	(128,888)
Total MBS	$10,075,038	$128,321	$(8,918)	$(6,077)	$10,195,566	$10,122,583	$82,974	$(155,957)	$(72,983)

(1) Purchase discounts designated as credit reserves are not expected to be accreted into interest income.
(2) Includes principal payments receivable, which are not included in the Principal/Current Face. Amortized cost is reduced by other-than-temporary impairments recognized through earnings.
(3) The Company’s non-Agency MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The following table presents components of interest income for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
(In Thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest Income:
Agency MBS	$103,561	$134,781	$345,312	$367,577
MFR MBS (1)	16,821	-	25,287	-
Legacy non-Agency MBS and other (2)	4,017	4,638	12,430	15,449
Total	$124,399	$139,419	$383,029	$383,026

(1) “MFR MBS” are comprised of non-Agency MBS acquired at a discount through the Company’s wholly-owned subsidiary MFResidential Assets I, LLC (“MFR”).  Interest income presented for the three and nine months ended September 30, 2009 does not reflect interest income on MBS underlying the Company’s MBS Forwards.  (See Note 4)

(2) “Legacy non-Agency MBS” are all non-Agency MBS that were purchased by the Company prior to July 2007.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrealized Losses on MBS and Impairments
The following table presents information about the Company’s MBS that were in an unrealized loss position at September 30, 2009:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses	Number of Securities	Fair Value	Unrealized losses
Agency MBS:
Fannie Mae	$12,789	$68	19	$417,077	$5,518	49	$429,866	$5,586
Freddie Mac	5,426	13	7	9,213	159	4	14,639	172
Total Agency MBS	18,215	81	26	426,290	5,677	53	444,505	5,758
Non-Agency MBS:
Rated AAA	-	-	-	30,553	11,789	3	30,553	11,789
Rated AA	-	-	-	1,047	515	2	1,047	515
Rated A	-	-	-	13,471	3,015	3	13,471	3,015
Rated BBB	-	-	-	26,011	8,133	2	26,011	8,133
Rated BB	-	-	-	2,938	1,433	1	2,938	1,433
Rated CCC	27,130	1,169	2	7,738	3,612	2	34,868	4,781
Rated CC	-	-	-	98,714	35,624	2	98,714	35,624
Rated C	7,837	63	1	23,171	11,163	1	31,008	11,226
Unrated and other	117	16	3	-	-	-	117	16
Total Non-Agency MBS	35,084	1,248	6	203,643	75,284	16	238,727	76,532
Total MBS	$53,299	$1,329	32	$629,933	$80,961	69	$683,232	$82,290

All of the unrealized gains on the Company’s non-Agency MBS were on MFR MBS while $75.3 million of the gross unrealized losses were related to Legacy non-Agency MBS.  At September 30, 2009, the Company had borrowings under repurchase agreements of $109.7 million (1.4% of total borrowings under repurchase agreements) secured by non-Agency MBS, which amount excludes $162.6 million of borrowings that are accounted for as components of MBS Forwards.  (See Note 4)

The Company recognized aggregate credit related other-than-temporary impairments of $9.0 million against certain of its non-Agency MBS, all of which were acquired prior to July 2007, during the nine months ended September 30, 2009.  These other-than-temporary impairments were comprised of $7.5 million of impairments against four Legacy non-Agency MBS, which were Senior MBS, recognized at June 30, 2009 and impairments of $1.5 million recognized against five non-Agency MBS at March 31, 2009, none of which were Senior MBS.  The Company did not recognize any credit related other-than-temporary impairments during the three months ended September 30, 2009.  The Company projected adverse changes in expected cash flows for each of the non-Agency MBS on which a credit related impairment was recognized.  The other-than-temporarily impaired Legacy non-Agency MBS (that were Senior MBS) had an aggregate amortized cost of $188.1 million prior to recognizing the impairments and the five other non-Agency MBS (none of which were Senior MBS) had an amortized cost of $1.7 million prior to recognizing the impairments.  During the three and nine months ended September 30, 2008, the Company recognized impairment charges of $183,000 and $5.1 million, respectively, against non-Agency MBS that were unrated.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Given the high credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on such MBS to be credit related.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at September 30, 2009 any unrealized losses on its MBS were temporary.  These unrealized losses are primarily believed to be related to an overall widening of spreads for many types of fixed income products, reflecting, among other things, limited liquidity in the market and a general negative bias toward structured mortgage products, including non-Agency MBS.  At September 30, 2009, the Company did not intend to sell any of its Agency and non-Agency MBS that were in an unrealized loss position, all of which were performing in accordance with their terms.

Other-than-temporary impairment amounts that were related to credit losses were recognized into earnings, with the remainder recognized into other comprehensive income/(loss).  The table below presents the roll-forward of other-than-temporary impairments for the three and nine months ended September 30, 2009:

	Other-Than-Temporary Impairments
(In Thousands)	Gross	Included in Other Comprehensive Income/(Loss)	Included in Earnings
Quarter ended March 31, 2009
Balance January 1, 2009	$-	$-	$-
Impairments recognized on securities not previously impaired	1,549	-	1,549
Balance March 31, 2009	$1,549	$-	$1,549
Quarter ended June 30, 2009
Impairments recognized on securities not previously impaired	76,586	69,126	7,460
Balance June 30, 2009	$78,135	$69,126	$9,009
Quarter ended September 30, 2009
Impairments recognized on securities not previously impaired	-	-	-
Balance September 30, 2009	$78,135	$69,126	$9,009

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the Company’s Legacy non-Agency MBS on which impairments were recognized from January 1, 2009 through September 30, 2009:

(Dollars in Thousands)	At Time of Impairment
MBS current face	$ 188,613

Credit enhancement (1):
Weighted average (2)	6.43%
Range (3)	2.97% - 23.11%

Projected CPR (4):
Weighted average (2)	7.75%
Range (3)	7.05% - 9.28%

Projected Loss Severity:
Weighted average (2)	50.30%
Range (3)	50.00% - 60.00%

60+ days delinquent (5):
Weighted average (2)	13.34%
Range (3)	10.26% - 29.03%

(1) Represents a level of protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(2) Calculated by weighting the relevant input/assumptions for each individual security by current outstanding face of the security.
(3) Represents the range of inputs/assumptions based on individual securities.
(4) CPR – constant prepayment rate.
(5) Includes, for each security, underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned.

The following table presents the impact of the Company’s MBS on its other comprehensive income/(loss) for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Accumulated other comprehensive income/(loss) from MBS:
Unrealized gain/(loss) on MBS at beginning of period	$169,710	$(34,300)	$(72,983)	$29,232
Unrealized gain/(loss) on MBS arising during the period, net	173,536	(152,191)	410,397	(208,886)
Reclassification adjustment for MBS sales	-	-	(3,033)	(8,241)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	-	96	8,865	1,500
Balance at the end of period	$343,246	$(186,395)	$343,246	$(186,395)

4.      Derivatives

The Company’s derivatives are comprised of Swaps that are designated as cash flow hedges against the interest rate risk associated with its borrowings and MBS Forwards that are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2009 and December 31, 2008:

Derivative Instrument	Designation	Balance Sheet Location	September 30, 2009	December 31, 2008
(In Thousands)
MBS Forwards, at fair value	Non-Hedging	Assets	$ 53,459	$ -
Swaps, at fair value	Hedging	Liabilities	$ (178,353)	$ (237,291)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MBS Forwards
During the three months ended September 30, 2009, MFR entered into 14 transactions involving purchases of non-Agency MBS and repurchase financings that were identified as linked transactions.  Each of these linked transactions is accounted for and reported as an MBS Forward, which is an asset on the Company’s consolidated balance sheet at September 30, 2009.  The fair value of the MBS Forward reflects the accrued interest receivable on the underlying MBS and the accrued interest payable on the underlying repurchase agreement.  The Company’s MBS Forwards are not designated as hedging instruments and, as a result, the change in the fair value of MBS Forwards are reported as a net gain/(loss) in other income.  The following table presents certain information about the non-Agency MBS and repurchase agreements underlying the Company’s MBS Forwards at September 30, 2009:

Linked Transactions at September 30, 2009
Linked Repurchase Agreements			Linked MBS
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$125,493	1.92%	Rated AA	$55,770	$61,529	4.56%
3 months to 6 months	37,136	1.65	Rated A	17,512	21,508	3.77
Total	$162,629	1.86%	Rated BBB	108,433	125,345	4.96
			Rated BB	33,438	39,478	4.60
			Total	$215,153	$247,860	4.70%

The following table presents certain information about the components of the gain on MBS Forwards included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2009:

Components of Gain on MBS Forwards, net	For the Three and Nine Months Ended September 30, 2009
(In Thousands)
Interest income attributable to linked MBS	$1,147
Interest expense attributable to linked repurchase agreements	(245)
Change in fair value of linked MBS included in earnings	(148)
Gain on MBS Forwards	$754

Swaps
Consistent with market practice, the Company has agreements with its Swap counterparties that provide for the posting of collateral based on the fair values of its derivative contracts.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the Swap.  Certain Swaps provide for cross collateralization with repurchase agreements with the same counterparty.

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2009.

At September 30, 2009, the Company had MBS with fair value of $154.4 million and restricted cash of $44.0 million pledged as collateral against its Swaps.  At December 31, 2008, the Company had MBS with fair value of $171.0 million and restricted cash of $70.7 million pledged against its Swaps.  (See Note 8)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At September 30, 2009, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(173,410)	$(40,765)	$(237,291)	$(99,733)
Unrealized (loss)/income on Swaps arising during the period, net	(4,943)	(10,448)	58,938	321
Reclassification adjustment for net losses included in net income/(loss) from Swaps	-	773	-	48,972
Balance at the end of period	$(178,353)	$(50,440)	$(178,353)	$(50,440)

At September 30, 2009, all of the Company’s Swaps were deemed effective and no Swaps were terminated during the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company terminated 48 Swaps with an aggregate notional amount of $1.637 billion (all of which occurred in March 2008) and, in connection therewith, repaid the repurchase agreements hedged by such Swaps.  These transactions resulted in the Company recognizing net losses of $91.5 million. In addition, during the three months ended September 30, 2008, the Company realized a loss of $986,000 for two Swaps that were terminated in connection with the bankruptcy of Lehman Brothers.  Except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	2009	2008
Interest expense attributable to Swaps	$32,215	$15,879	$88,381	$39,774
Weighted average Swap rate paid	4.23%	4.18%	4.21%	4.33%
Weighted average Swap rate received	0.44%	2.64%	0.80%	3.15%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2009, the Company had Swaps with an aggregate notional amount of $3.314 billion, which had gross unrealized losses of $178.4 million and extended 25 months on average with a maximum term of approximately six years.  The following table presents information about the Company’s Swaps at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount		Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$67,832	3.97%	0.40%	$78,348		3.92%	2.36%
Over 30 days to 3 months	239,248	4.46	0.29	151,697		4.12	1.48
Over 3 months to 6 months	195,037	4.01	0.36	220,318		4.04	1.78
Over 6 months to 12 months	356,465	4.02	0.36	513,070		4.24	1.50
Over 12 months to 24 months	786,157	4.20	0.33	821,162		4.13	1.68
Over 24 months to 36 months	618,248	4.33	0.32	642,595		4.12	1.61
Over 36 months to 48 months	776,452	4.34	0.31	833,302		4.40	1.43
Over 48 months to 60 months	173,371	4.14	0.31	169,351		4.01	1.99
Over 60 months	100,892	4.29	0.34	240,212		4.21	1.77
Total active Swaps	3,313,702	4.24%	0.33%	3,670,055		4.19%	1.62%
Forward Starting Swaps	-	-	-	300,000	(3)	4.39	0.44
Total	$3,313,702	4.24%	0.33%	$3,970,055		4.21%	1.53%

(1) Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.  For forward starting Swaps, the rate reflects the rate that would be receivable if the Swap were active.

(3) $150.0 million of forward starting Swaps became active on July 21, 2009, and $150.0 million became active on August 10, 2009.

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2009 and December 31, 2008:

(In Thousands)	September 30, 2009	December 31, 2008
MBS interest receivable:
Fannie Mae	$33,322	$41,370
Freddie Mac	5,290	6,587
Ginnie Mae	97	136
Non-Agency MBS	5,910	1,605
Total interest receivable on MBS	44,619	49,698
Money market investments	27	26
Total interest receivable	$44,646	$49,724

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.      Real Estate

The following table presents the summary of assets and liabilities of Lealand at September 30, 2009 and December 31, 2008:

(In Thousands)	September 30, 2009	December 31, 2008
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$11,074	$11,337
Cash and other assets	193	144
Mortgage payable (1)	(9,184)	(9,309)
Accrued interest and other payables	(293)	(168)
Real estate assets, net	$1,790	$2,004

(1)  The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $185,000 at September 30, 2009 and December 31, 2008.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Revenue from operations of real estate	$378	$407	$1,145	$1,219
Mortgage interest expense	(161)	(164)	(483)	(492)
Other real estate operating expense	(194)	(189)	(610)	(564)
Depreciation and amortization expense	(89)	(86)	(266)	(256)
Loss from real estate operations, net	$(66)	$(32)	$(214)	$(93)

7.      Repurchase Agreements

Interest rates on the Company’s repurchase agreements generally are LIBOR-based and are collateralized by the Company’s MBS and cash.  At September 30, 2009, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately three months and an effective repricing period of 14 months including the impact of related Swaps.  At December 31, 2008, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately four months and an effective repricing period of 16 months, including the impact of related Swaps.

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedge existing and forecasted repurchase agreements, at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
Maturity	Balance (1)	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$4,421,160	0.39%	$4,999,858	2.66%
Over 30 days to 3 months	1,336,649	0.73	2,375,728	2.37
Over 3 months to 6 months	1,117,505	0.52	93,204	4.93
Over 6 months to 12 months	64,573	4.35	847,363	5.18
Over 12 months to 24 months	356,400	3.77	316,883	3.89
Over 24 months to 36 months	250,900	3.75	289,800	3.60
Over 36 months	28,100	3.25	116,000	4.09
Total	$7,575,287	0.78%	$9,038,836	2.94%

(1)  At September 30, 2009, the Company had repurchase agreements of $162.6 million that were linked to MBS purchases and accounted for as MBS Forwards.  These linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2009, the Company’s amount at risk with each of its repurchase agreement counterparties was less than 10% of stockholders’ equity.  At September 30, 2009, the Company had MBS with fair value of $8.193 billion pledged as collateral against its repurchase agreements.  At December 31, 2008, the Company had $9.856 billion pledged as collateral against its repurchase agreements and held $22.6 million of collateral pledged by its counterparties as a result of margin calls initiated by the Company.  (See Notes 4 and 8)

8.      Collateral Positions

The Company pledges its MBS as collateral pursuant to its borrowings under repurchase agreements, Swaps, and MBS Forwards.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high quality securities.  The Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral.  With respect to the Company’s MBS Forwards, only collateral pledged in excess of the MBS that are part of the initial linked transaction is considered pledged.  At September 30, 2009, the Company had not pledged any additional collateral in connection with its MBS Forwards.

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its repurchase agreements and Swaps at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Swaps:
MBS (1)	$154,354	$-	$170,953	$-
Cash (2)	44,009	-	70,749	-
	198,363	-	241,702	-
Repurchase Agreements:
MBS (1)	$8,193,081	$-	$9,855,685	$17,124
Cash (2)	-	-	-	5,500
	8,193,081	-	9,855,685	22,624
Total	$8,391,444	$-	$10,097,387	$22,624

(1) Although permitted to do so, the Company had not repledged or sold any of the securities it held as collateral at September 30, 2009, or December 31, 2008.
(2)  Cash held as collateral is reported as “cash and cash equivalents” and included in “obligations to return cash and security collateral” on the Company's consolidated balance sheets.  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents detailed information about the Company's MBS pledged as collateral pursuant to its repurchase agreements and Swaps at September 30, 2009:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
Fannie Mae	$7,448,044	$7,154,168	$32,067	$112,202	$110,425	$420	$7,592,733
Freddie Mac	536,702	519,025	4,696	29,775	29,400	188	571,361
Ginnie Mae	12,208	11,948	44	12,377	12,165	46	24,675
Rated AAA	28,433	39,796	185	-	-	-	28,618
Rated A	12,060	14,197	45	-	-	-	12,105
Rated BBB	26,011	34,144	110	-	-	-	26,121
Rated CCC	7,738	11,349	40	-	-	-	7,778
Rated CC	98,714	134,338	685	-	-	-	99,399
Rated C	23,171	34,334	177	-	-	-	23,348
Total	$8,193,081	$7,953,299	$38,049	$154,354	$151,990	$654	$8,386,138

9.      Commitments and Contingencies

(a) Lease Commitments
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters in New York, New York extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security for the benefit of the landlord through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at September 30, 2009, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

(b) Securities Purchase Commitments

At September 30, 2009, the Company had commitments to purchase two non-Agency MBS with an estimated face value of $19.2 million at an estimated aggregate purchase price of $14.5 million.

10.    Stockholders’ Equity

(a) Dividends on Preferred Stock
The following table presents cash dividends declared by the Company on its preferred stock, from January 1, 2008 through September 30, 2009:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
August 21, 2009	September 1, 2009	September 30, 2009	$0.53125
May 22, 2009	June 1, 2009	June 30, 2009	0.53125
February 20, 2009	March 2, 2009	March 31, 2009	0.53125
November 21, 2008	December 1, 2008	December 31, 2008	0.53125
August 22, 2008	September 2, 2008	September 30, 2008	0.53125
May 22, 2008	June 2, 2008	June 30, 2008	0.53125
February 21, 2008	March 3, 2008	March 31, 2008	0.53125

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Dividends on Common Stock
The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax related reasons.  On October 1, 2009, the Company declared a $0.25 per share dividend on its common stock for the quarter ended September 30, 2009, which was paid on October 30, 2009 to stockholders of record on October 13, 2009.  The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through September 30, 2009:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
July 1, 2009	July 13, 2009	July 31, 2009	$0.250
April 1, 2009	April 13, 2009	April 30, 2009	0.220
December 11, 2008	December 31, 2008	January 30, 2009	0.210
October 1, 2008	October 14, 2008	October 31, 2008	0.220
July 1, 2008	July 14, 2008	July 31, 2008	0.200
April 1, 2008	April 14, 2008	April 30, 2008	0.180

(c) Shelf Registrations
On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10.0 million shares of common stock.  At September 30, 2009, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

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

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan as amended and restated, (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing with the SEC and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.5 million shares remained available for issuance at September 30, 2009.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d) Public Offerings of Common Stock
The table below presents shares issued by the Company through public offerings for the nine months ended September 30, 2009 and September 30, 2008:

Share Issue Date	Shares Issued	Offering Price Per Share	Net Proceeds
(In Thousands, Except Per Share Amounts)
For the Nine Months Ended September 30, 2009:
August 4, 2009	57,500	$7.05	$386,737

For the Nine Months Ended September 30, 2008:
June 3, 2008	46,000	$6.95	$304,264
January 23, 2008	28,750	$9.25	$253,030

(e) DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional monthly cash investments.  During the three and nine months ended September 30, 2009, the Company issued 15,227 and 41,298 shares of common stock through the DRSPP, raising net proceeds of $113,623 and $264,846.  From the inception of the DRSPP, in September 2003, through September 30, 2009, the Company issued 14,048,414 shares pursuant to the DRSPP raising net proceeds of $124.8 million.

(f) Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the nine months ended September 30, 2009, the Company issued 2,810,000 shares of common stock (all of which were issued in January of 2009) in at-the-market transactions through the CEO Program, raising net proceeds of $16,355,764.  In connection with such transactions, the Company paid Cantor fees and commissions of $333,791.  From inception of the CEO Program through September 30, 2009, the Company issued 30,144,815 shares of common stock in at-the-market transactions through such program raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at September 30, 2009.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h) Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) at September 30, 2009 and December 31, 2008 was as follows:

(In Thousands)	September 30, 2009	December 31, 2008
Available-for-sale MBS:
Unrealized gains	$425,536	$82,974
Unrealized losses	(82,290)	(155,957)
	343,246	(72,983)
Hedging Instruments:
Unrealized losses on Swaps, net	(178,353)	(237,291)
	(178,353)	(237,291)
Accumulated other comprehensive income/(loss)	$164,893	$(310,274)

11.  EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008
Numerator:
Net income/(loss)	$66,837	$50,053	$189,616	$(852)
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Net income/(loss) to common stockholders for basic and diluted earnings per share	$64,797	$48,013	$183,496	$(6,972)

Denominator:
Weighted average common shares for basic earnings per share	259,089	199,406	234,902	170,111
Weighted average dilutive employee stock options (1)	247	443	165	-
Denominator for diluted earnings per share (1)	259,336	199,849	235,067	170,111
Basic and diluted net earnings/(loss) per share	$0.25	$0.24	$0.78	$(0.04)

(1) The impact of dilutive stock options is not included in the computation of earnings per share for the nine months ended September 30, 2008, as their inclusion would be anti-dilutive.

12.      Equity Compensation, Employment Agreements and Other Benefit Plans

(a) 2004 Equity Compensation Plan
In accordance with the terms of the 2004 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2004 Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2009, approximately 1.5 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Company’s Board of Directors (the “Board”), awards may be granted under the 2004 Plan until June 9, 2014.  There were no forfeitures of any equity based compensation awards during the quarter or year to date periods ended September 30, 2009 and 2008.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A DER is a right to receive a distribution equal to the dividend that would be paid on a share of common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times, and in accordance with such rules, as the Compensation Committee (the “Compensation Committee”) of the Board shall determine at its discretion.  Distributions are made for DERs to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made payments for DERs of approximately $209,000 and $167,000 during the three months ended September 30, 2009 and 2008, respectively, and approximately $568,000 and $504,000 during the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the Company had 835,892 DERs outstanding, all of which were vested and entitled to receive dividends.

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

During the nine months ended September 30, 2009, no Options expired or were granted and 100,000 Options were exercised.  During the nine months ended September 30, 2008, 75,000 Options expired, no Options were granted and 255,000 Options were exercised.  At September 30, 2009, 532,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $10.14.  As of September 30, 2009, the aggregate intrinsic value of total Options outstanding was zero, as all Options had exercise prices that exceeded the market price of the Company’s common stock.

Restricted Stock
The Company awarded 75,000 and 99,478 shares of restricted common stock during the three and nine months ended September 30, 2009, respectively, and awarded 175,000 and 193,311 shares of restricted common stock during the three and nine months ended September 30, 2008, respectively.  At September 30, 2009 and December 31, 2008, the Company had unrecognized compensation expense of $2.2 million and $2.1 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $205,000 and $34,000 on unvested shares of restricted stock at September 30, 2009 and December 31, 2008, respectively.  The unrecognized compensation expense at September 30, 2009 is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be based upon the market value of a share of the Company’s common stock, or such market value to the extent in excess of an established base value, on the applicable settlement date.  The Company did not grant any RSUs during the three and nine month periods ended September 30, 2009 or September 30, 2008.  At September 30, 2009, the Company had an aggregate of 326,392 outstanding RSUs, with DERs attached which were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  These RSUs will be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control, or on January 1, 2013.  At September 30, 2009 and December 31, 2008, the Company had unrecognized compensation expense of $1.1 million, and $1.8 million, respectively, related to the unvested RSUs.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s expenses related to its equity based compensation instruments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Restricted shares of common stock	$192	$82	$645	$276
RSUs	224	223	671	668
Total	$416	$305	$1,316	$944

(b) Employment Agreements
At September 30, 2009, the Company had an employment agreement with six of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon provisions that are subject to the occurrence of certain triggering events.

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

Amounts deferred are considered to be converted into “stock units” of the Company.  Stock units do not represent stock of the Company, but rather are a liability of the Company that changes in value as would equivalent shares of the Company’s common stock.  Deferred compensation liabilities are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its Directors and Officers for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2009	2008	2009	2008
Addition to/(reduction of) expense:
Directors	$83	$43	$184	$(154)
Officers	8	46	26	(47)
Total	$91	$89	$210	$(201)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2009 and December 31, 2008 and the Company’s associated liability under such plans at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(In Thousands)	Income Deferred	Liability Under Deferred Plans	Income Deferred	Liability Under Deferred Plans
Directors’ deferred	$345	$534	$484	$477
Officers’ deferred	26	47	153	138
Total	$371	$581	$637	$615

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d) Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2009 and 2008, the Company recognized expenses for matching contributions of $34,000 and $29,000, respectively, and $102,000 and $86,000 for the nine months ended September 30, 2009 and 2008, respectively.

13.  Fair Value of Financial Instruments

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

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

The Company has established and documented processes for determining fair values.  Fair value for the Company’s financial instruments is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

MBS and Securities Held as Collateral
The Company obtains valuations for its MBS, which are primarily comprised of Agency ARM-MBS, and securities held as collateral (which, when held, are typically comprised of Agency MBS) from a third-party pricing service that provides pool-specific evaluations.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  These BEEMs are further adjusted by trader maintained matrix based on other ARM-MBS characteristics such as, but not limited to, index, reset date, collateral types, life cap, periodic cap, seasoning or age of security.  The pricing service determines prepayment speeds for a given pool.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s MBS.

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

The Company determines the fair value of its Agency MBS based upon prices obtained from the pricing service, which are indicative of market activity.  In determining the fair value of its non-Agency MBS, management judgment is used to arrive at fair value that considers prices obtained from the pricing service, broker quotes received and other applicable market based data.  If listed prices or quotes are not available for a security, then fair value is based upon internally developed models that primarily use observable market-based inputs, in order to arrive at a fair value.  In valuing non-Agency MBS, the pricing service uses observable inputs that includes loan delinquency data and credit enhancement levels and, assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service collects and considers current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  The Company’s MBS are valued primarily based upon readily observable market parameters and, as such are classified as Level 2 fair values.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MBS Forwards
The Company’s MBS Forwards are valued using a third-party pricing service for the MBS component of the MBS Forward, which is then netted against the linked repurchase agreement, at the valuation date.  The MBS Forward value is also increased by accrued interest receivable on the MBS and decreased by accrued interest payable on the repurchase agreement.  The Company's MBS Forwards are classified as Level 2 fair values.

Swaps
The Company’s Swaps are valued using a third-party pricing service, and such valuations are tested with internally developed models that apply readily observable market parameters. In valuing its Swaps, the Company considers the credit worthiness of both the Company and its counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At September 30, 2009, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2009, on the consolidated balance sheet by the valuation hierarchy, as previously described:

	Fair Value at September 30, 2009
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
MBS	$-	$9,349,052	$-	$9,349,052
MBS Forwards	-	53,459	-	53,459
Total assets carried at fair value	$-	$9,402,511	$-	$9,402,511
Liabilities:
Swaps	$-	$178,353	$-	$178,353
Total liabilities carried at fair value	$-	$178,353	$-	$178,353

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
MBS	$9,349,052	$9,349,052	$10,122,583	$10,122,583
Cash and cash equivalents	486,695	486,695	361,167	361,167
Restricted cash	44,009	44,009	70,749	70,749
MBS Forwards	53,459	53,459	-	-
Securities held as collateral	-	-	17,124	17,124
Financial Liabilities:
Repurchase agreements	7,575,287	7,636,225	9,038,836	9,097,380
Mortgage payable on real estate	9,184	9,262	9,309	9,462
Swaps	178,353	178,353	237,291	237,291
Obligations to return cash and security collateral	-	-	22,624	22,624

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

Repurchase Agreements: Reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the term to maturity of the Company’s repurchase agreements.

Mortgage Payable on Real Estate:  At September 30, 2009, the estimated fair value reflects the principal balance of mortgage payable and the associated prepayment penalty at such date.  At December 31, 2008, the fair value of the mortgage loan was based on the present value of the contractual cash flows of the mortgage discounted at an estimated market interest rate that the Company would expect to pay, if such mortgage obligation, based on the remaining terms, were financed at the valuation date.

Obligations to Return Cash and Security Collateral:  Reflects the aggregate fair value of the corresponding assets held by the Company as collateral.

Commitments:  Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties.  The purchase commitments existing at September 30, 2009, would have been offered at substantially the same purchase price and under substantially the same terms as those that existed at September 30, 2009, such that the fair value of these commitments was zero at September 30, 2009, and are not included in the above table.  The Company did not have any commitments to purchase MBS at  December 31, 2008.

14.  Subsequent Event

On October 1, 2009, the Company declared its third quarter 2009 dividend of $0.25 per share on its common stock to stockholders of record on October 13, 2009.  The common stock dividends and related DERs totaled $70.2 million and were paid on October 30, 2009.

From October 1, 2009 through November 4, 2009, the Company sold seven Agency MBS for an aggregate sales price of $101.5 million, realizing gross gains of $4.5 million.

The Company has evaluated subsequent events through November 4, 2009, which is the date the financial statements were issued.

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

Business/General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in ARM-MBS, which are primarily secured by pools of residential mortgages.  Our ARM-MBS consist primarily of Agency MBS and, to a lesser extent, non-Agency MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our investments and our operating costs.

At September 30, 2009, we had total assets of approximately $9.999 billion, of which $9.349 billion, or 93.5%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $8.401 billion of Agency MBS and $947.6 million of non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, MBS Forwards, MBS-related receivables, and an investment in a multi-family apartment property.

The mortgages collateralizing our MBS portfolios predominantly include Hybrids and ARMs and, to a lesser extent, fixed-rate mortgages.  It is our business strategy to hold our MBS as long-term investments.  The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place, the terms and availability of adequate financing, and the credit performance of our non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our repurchase agreement borrowings to increase; (ii) the value of our MBS and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS to slow, thereby slowing the amortization of our MBS purchase premiums and accretion of purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause: (i) prepayments on our MBS to increase, thereby accelerating the amortization of our MBS purchase premiums and accretion of purchase discounts; (ii) the interest expense associated with our repurchase agreements to decrease; (iii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iv) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease, and (v) coupons on our MBS to reset, although on a delayed basis, to lower interest rates.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and, to a lesser extent, certain non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which were comprised entirely of Swaps for the nine months ended September 30, 2009.  Swaps, which are an integral component of our financing strategy, are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps are expected to result in interest savings in a rising interest rate environment and, conversely, in a declining interest rate environment, result in us paying the stated fixed rate on each of our Swaps, which could be higher than the market rate.  During the quarter ended September 30, 2009, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $206.0 million expire.

As of September 30, 2009, assuming a 15% CPR on our Agency MBS, which approximates the speed which we estimate that these MBS generally prepay over time, approximately 26.9% of our Agency MBS assets were expected to reset or prepay during the next 12 months and a total of 85.7% of our Agency MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 31 months.  At September 30, 2009, our repurchase agreements secured by our Agency MBS were scheduled to reprice in approximately 14 months on average, reflecting the impact of Swaps, resulting in an asset/liability mismatch of approximately 17 months for our Agency MBS and related repurchase agreements.

We currently use repurchase financing on a limited portion of our non-Agency MBS.  All of the repurchase financing on our MFR MBS is considered linked with the associated non-Agency MBS that were purchased during the three months ended September 30, 2009.  Our linked transactions are reported net as MBS Forwards, which are assets on our consolidated balance sheet.  The changes in the fair value of our MBS Forward are reported as a net gain on our statements of operations.  As of September 30, 2009, the fair value of our non-Agency MBS portfolio reported on our balance sheet was $947.6 million.  In addition, we had non-Agency MBS held through MFR of $215.2 million that were linked with repurchase agreements of $162.6 million.

A significant portion of our non-Agency MBS were purchased at a discount, a portion of which is accreted into interest income over the life of the security.  The accretion of purchase discounts increases the yield on such MBS above the stated coupon interest rate.  As a result, our non-Agency MBS that were purchased at a discount are less sensitive to changes in interest rates than our MBS that were purchased at par or a premium to par.  The extent to which our yield is positively impacted by the accretion of purchase discounts will vary over time by security based upon the amount of purchase discount per security, the actual credit performance and CPRs experienced on each MBS.

At September 30, 2009, approximately $8.450 billion, or 90.4%, of our MBS portfolio was in its contractual fixed-rate period and approximately $899.3 million, or 9.6%, was in its contractual adjustable-rate period.  Our MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the current interest rate on such MBS is generally adjusted on an annual or semi-annual basis.

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to, the expansion of our investments in non-Agency MBS and our third-party advisory services, the creation of new investment vehicles to manage MBS and/or other real estate-related assets and the creation and/or acquisition of a third-party asset management business to complement our core business strategy of investing, on a leveraged basis, in high quality MBS.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Recent Market Conditions and Our Strategy

The current financial environment is driven by exceptional monetary easing.  Funding through repurchase agreements remains available to us at attractive rates from multiple counterparties.  However, we continue to refrain from adding interest-rate sensitive Agency MBS at high purchase premiums and historically low yields and instead are acquiring non-Agency MBS at a discount.  At September 30, 2009, our MFR MBS portfolio was $743.8 million.  In addition at September 30, 2009, through MFR, we had non-Agency MBS of $215.2 million with linked repurchase borrowings of $162.6 million that were reported net, as MBS Forwards on our consolidated balance sheet.  By blending non-Agency MBS with Agency MBS, we seek to generate attractive returns with less leverage and less sensitivity to yield curve and interest rate cycles.  At September 30, 2009, we had borrowings under repurchase agreements with 18 counterparties and a resulting debt-to-equity multiple of 3.4 times.  This low leverage multiple reflects the limited amount of leverage used to finance our MFR MBS.  Excluding $811.6 million of equity invested in MFR at September 30, 2009, our leverage multiple was 5.4 times.  At September 30, 2009, our liquidity position was $816.0 million, consisting of $486.7 million of cash and cash equivalents, $235.1 million of unpledged Agency MBS and $94.2 of excess collateral.  In addition, at September 30, 2009, we had unpledged non-Agency MBS with a fair value of $751.5 million.

The following table presents certain benchmark interest rates at the dates indicated:

Quarter Ended	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT (1)	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
September 30, 2009	0.25%	0.63%	1.26%	0.40%	0.96%	3.31%	0.00 - 0.25%
June 30, 2009	0.31	1.11	1.61	0.56	1.11	3.52	0.00 - 0.25
March 31, 2009	0.50	1.74	1.97	0.57	0.80	2.69	0.00 - 0.25
December 31, 2008	0.44	1.75	2.00	0.37	0.77	2.21	0.00 - 0.25
September 30, 2008	3.93	3.98	3.96	1.78	1.99	3.83	2.00

(1) CMT - rate for one-year constant maturity treasury.

The market value of our Agency MBS continues to be positively impacted by the U.S. Federal Reserve’s program to purchase $1.25 trillion of Agency MBS during 2009.  These governmental purchases have increased market prices of Agency MBS, thereby reducing their market yield.  As a result, we opportunistically sold 20 of our longest time-to-reset 10/1 Agency MBS, with an amortized cost of $425.0 million, during the nine months ended September 30, 2009, all of which were sold during the second quarter.  These sales, which resulted in gains of $13.5 million, decreased our sensitivity to the impact of potential increases in market interest rates in the future.

From November 2008 through September 30, 2009, we acquired $896.2 million of non-Agency MBS, of which $216.6 million were determined to be part of linked transactions during the quarter ended September 30, 2009, at a weighted average purchase price of 60.1% of the face amount.  At September 30, 2009, the MFR MBS, including the MBS that are reported as part of linked transactions, had weighted average structural credit enhancement of 10.6%.  During the three months ended September 30, 2009, we acquired non-Agency MBS at an aggregate cost of $555.5 million (including linked MBS) at an average price to par value of 67.4%, primarily funded with proceeds from our common stock offering and linked borrowings under repurchase agreements of $162.6 million.

We are exposed to credit risk in our non-Agency MBS portfolio.  However, the credit support built into MBS deal structures is designed to provide a level of protection from potential credit losses.  In addition, the discounted purchase prices paid on the MFR MBS provide additional insulation from credit losses in the event we receive less than 100% of par on such assets.  We evaluate credit risk on our investments through a comprehensive selection process, which is predominantly focused on quantifying and pricing credit risk.  We review our non-Agency MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments.  We evaluate each investment’s credit risk through our initial modeling and scenario analysis and on-going asset surveillance.  Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.

Unlike our Agency MBS, the yield on the MFR MBS are expected to increase if prepayment rates on such assets exceed our prepayment assumptions, as purchase discounts are accreted into income.  During the nine months ended September 30, 2009, our non-Agency MBS portfolio earned $37.7 million, of which $25.3 million was attributable to MFR MBS and $12.4 million was earned on our Legacy non-Agency MBS.  In addition, we had a net gain of $754,000 on our MBS Forwards, all of which was attributable to MFR MBS purchased as part of a linked transaction during the three months ended September 30, 2009.  At September 30, 2009, $947.6 million, or 10.1%, of our MBS portfolio, was invested in non-Agency MBS, of which $743.8 million were MFR MBS and $203.8 million were Legacy non-Agency MBS.  In addition, we had forward contracts to repurchase $215.2 million of MFR MBS that are accounted for as linked transactions and reported as a component of our MBS Forwards.

Market demand for non-Agency MBS has increased since the end of 2008 (and particularly during the third quarter of 2009) and, as a result, the fair values of our non-Agency MBS have increased.  Accordingly, while non-Agency MBS remain available at a discount, such discounts have narrowed relative to discounts available earlier in 2009 and late 2008 and may continue to narrow in the future, reducing the market yields on these assets.  We are positioned to continue to take advantage of the opportunities available from investing in non-Agency MBS.  Based on market conditions, we currently anticipate allocating additional capital to invest in additional non-Agency MBS over the remainder of 2009.  However, we expect that the majority of our assets will remain in whole-pool Agency MBS, due to the long-term attractiveness of the asset class and for purposes of our exemption under the Investment Company Act.

MFR MBS

The tables below present our MFR MBS, most of which are Senior MBS.  (See the tables on page 49 of this quarterly report on Form 10-Q for information about our Senior MBS portfolio)  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.  The tables below include non-Agency MBS with a fair value of $215.2 million that are accounted for as linked transactions and reported as a component of our MBS Forwards.  Transactions that are currently linked may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and performance, we consider linked MBS as part of our MBS portfolio.  As such, we have included MBS that are a component of linked transactions in the tables below.

The following table presents certain information, detailed by year of initial MBS securitization and FICO score, about the underlying loan characteristics of our MFR MBS at September 30, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	25	37	27	7	13	2	111
MBS current face	$299,519	$430,372	$334,657	$97,587	$272,573	$11,334	$1,446,042
MBS amortized cost	$177,202	$254,617	$247,571	$42,396	$132,859	$6,796	$861,441
MBS fair value	$199,168	$292,801	$265,042	$51,592	$142,607	$7,707	$958,917
Weighted average fair value to current face	66.5%	68.0%	79.2%	52.9%	52.3%	68.0%	66.3%
Weighted average coupon (3)	5.67%	5.49%	4.67%	4.35%	2.51%	4.95%	4.69%
Weighted average loan age (months) (3) (4)	33	41	54	32	39	57	41
Weighted average loan to value at origination (3) (5)	71%	70%	69%	76%	74%	75%	71%
Weighted average FICO score at origination (3) (5)	734	732	735	708	704	707	726
Owner-occupied loans	89.3%	87.2%	88.8%	84.9%	82.1%	82.1%	86.8%
Rate-term refinancings	27.9%	19.8%	19.9%	24.3%	14.2%	10.5%	20.7%
Cash-out refinancings	28.1%	30.8%	20.2%	33.0%	32.6%	29.3%	28.3%
3 Month CPR (4)	17.8%	16.7%	16.3%	15.6%	19.3%	21.2%	17.3%
60+ days delinquent (5)	19.8%	18.5%	10.1%	40.5%	35.2%	24.1%	21.5%
Credit enhancement (5) (6)	9.0%	11.0%	10.5%	12.7%	10.8%	19.0%	10.6%

(1)	FICO score is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.
(2)
Certain of our non-Agency MBS have been re-securitized.  The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of re-securitization).  No information has been updated with respect to any MBS that have been re-securitized.

(3)	Weighted average is based on MBS current face at September 30, 2009.
(4)	Information provided is based on loans for individual group owned by us.
(5)	Information provided is based on loans for all groups that provide credit support for our MBS.
(6)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect the particular senior security.

The underlying Hybrid and ARMs collateralizing our MFR MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing these MBS, including linked MBS, at September 30, 2009:

Property Location	Percent
Southern California	28.8%
Northern California	20.5%
Florida	7.8%
New York	4.8%
Virginia	4.2%
Maryland	3.1%

Recent Regulatory Developments

In March 2009, the U.S. Treasury, the Federal Deposit Insurance Corporation (or FDIC) and the Federal Reserve announced the creation of the Public Private Investment Program (or PPIP).  The PPIP has two components: the Legacy Loans Program (which has been temporarily postponed) and the Legacy Securities Program.  The Legacy Securities Program provides for joint public and private investment funds (or PPIFs) to purchase legacy non-Agency residential MBS, as well as commercial mortgage backed securities, that were originally AAA-rated.  Legacy Securities PPIFs have access to equity capital from the U.S. Treasury, as well as debt financing provided by the U.S. Government.  In July 2009, the Treasury announced that it will invest up to $30 billion in equity and debt issued by Legacy Securities PPIFs and announced that it has selected nine asset managers to manage these PPIFs.  These nine asset managers have organized or are expected to organize PPIFs to purchase, in partnership with private capital, Senior MBS as well as other eligible assets.  Two of these PPIFs closed their initial capital raises of private equity on September 30, 2009.  The PPIFs established by these managers will increase the competition for Senior MBS assets, which could cause prices of these assets to rise.  Higher prices means lower effective yields on available assets and potentially higher values for our existing Senior MBS portfolio.

Further, the Federal Reserve, the Federal Housing Administration and the FDIC have stepped up implementation of programs, including the Home Affordable Mortgage Modification Program (or HAMP), designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  These programs may involve the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) or the rate of interest payable on the loans, or may extend the payment terms of the loans.  According to a report released in October 2009 by the U.S. Treasury, more than 85 percent of residential mortgages are covered by servicers participating in HAMP.  In general, these loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may affect the value of, and the returns on, our MBS portfolio.  It should be noted, however, that to the extent that theses modifications are successful and the borrowers do not default on their mortgage obligations, the actual default rates realized on our non-Agency MBS may be less than the default assumptions made by us at the purchase of such non-Agency RMBS.

The U.S. Government, Federal Reserve, U.S. Treasury, FDIC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Results of Operations

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

For the third quarter of 2009, we had net income available to our common stockholders of $64.8 million, or $0.25 per common share, compared to a net income of $48.0 million, or $0.24 per common share for the third quarter of 2008.

Interest income on our MBS portfolio for the third quarter of 2009 decreased by $15.0 million, or 10.8%, to $124.4 million compared to $139.4 million for the third quarter of 2008.  This decrease reflects the net impact of a decrease in the average MBS portfolio and an increase in the net yield on our portfolio to 5.43% for the quarter ended September 30, 2009 compared to 5.30% the quarter ended September 30, 2008.  Excluding changes in market values, our average investment in MBS decreased by $1.366 billion, or 13.0%, to $9.165 billion for the quarter ended September 30, 2009 from $10.531 billion for the quarter ended September 30, 2008.  The increase in the net yield on our MBS portfolio reflects the positive impact of our MFR MBS portfolio, partially off-set by a decrease in the net yield on our Agency MBS portfolio, a portion of which reset to lower market interest rates.  Our MFR MBS yielded 14.19% for the quarter ended September 30, 2009, while our Agency MBS yield decreased to 4.93% for the quarter ended September 30, 2009 from 5.29% for the quarter ended September 30, 2008.  During 2009, the average net purchase premiums on our MBS portfolio decreased significantly, as we continued to purchase non-Agency MBS at a discount.  During the three months ended September 30, 2009, we recognized net premium amortization of $7.2 million, or 31 basis points, primarily against our Agency MBS portfolio, and accreted purchased discounts of $6.5 million, or 28 basis points, primarily against our MFR MBS portfolio.  During the three months ended September 30, 2008, we recognized net premium amortization of $4.4 million, comprised of premium amortization of $4.5 million and discount accretion of $61,000.  At September 30, 2009, we had net purchase premiums of $106.7 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $550.2 million on our non-Agency MBS portfolio, including purchase credit discounts of $411.1 million, which are generally not expected to be accreted into interest income.  Our average CPR for the quarter ended September 30, 2009, increased to 20.2% from 10.3% for the quarter ended September 30, 2008.

The following table presents the components of the net yield earned on our MBS portfolios and CPRs experienced for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net Premium Amortization	Other (1)	Net Yield	CPR
September 30, 2009	5.37%	(0.03)%	0.09%	5.43%	20.2%
June 30, 2009	5.46	(0.15)	(0.04)	5.27	16.0
March 31, 2009	5.50	(0.17)	(0.10)	5.23	12.2
December 31, 2008	5.54	(0.14)	(0.11)	5.29	8.5
September 30, 2008	5.58	(0.17)	(0.11)	5.30	10.3

(1) Reflects the cost of delay in receiving principal on the MBS and the (cost)/benefit to carry purchase (premiums)/discounts, respectively.

The following table presents information about income generated from each of our MBS portfolio groups during the quarters ended September 30, 2009 and September 30, 2008:

MBS Category	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income	Net Asset Yield
(Dollars in Thousands)
Quarter Ended September 30, 2009
Agency MBS	$8,403,474	$110,787	$(7,226)	$103,561	4.93%
MFR MBS (1)	474,268	10,435	6,386	16,821	14.19
Legacy non-Agency MBS	287,525	3,914	103	4,017	5.59
Total	$9,165,267	$125,136	$(737)	$124,399	5.43%
Quarter Ended September 30, 2008
Agency MBS	$10,193,720	$139,179	$(4,398)	$134,781	5.29%
MFR MBS	-	-	-	-	-
Legacy non-Agency MBS	337,202	4,665	(27)	4,638	5.50
Total	$10,530,922	$143,844	$(4,425)	$139,419	5.30%

(1)  Does not include linked MBS with a fair value of $215.2 million.  Had the linked MFR MBS not been a linked transaction, our MFR MBS would have had an average amortized cost of $540.9 million, coupon interest of $11.3 million, discount accretion of $6.6 million, interest income of $17.9 million, and a net asset yield of 13.29%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of high quality money market investments, decreased by $1.4 million to $149,000 for the third quarter of 2009, from $1.5 million for the third quarter of 2008.  This decrease is attributable to the significant decrease in the yield earned on our cash investments to 0.13% for the third quarter of 2009 compared to 2.16% for the third quarter of 2008, reflecting significant decreases in market interest rates.  During the third quarter of 2009, we raised net proceeds of $386.7 million through a public offering of our common stock. This transaction temporarily increased our cash investments during the third quarter of 2009.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

The decrease in the cost of our borrowings under repurchase agreements for the third quarter of 2009 reflects the significant decreases in market interest rates and the decrease in our average borrowings.  Our interest expense for the third quarter of 2009 decreased by 37.7% to $53.0 million, from $85.0 million for the third quarter of 2008, reflecting the significant decrease in the interest rates paid on our repurchase agreements and a 17.1% decrease in our average borrowings for the current quarter.  Our average repurchase agreements for the third quarter of 2009 were $7.775 billion, compared to $9.374 billion for the third quarter of 2008.  We experienced a 90 basis point decrease in our effective cost of borrowing to 2.70% for the quarter ended September 30, 2009 from 3.60% for the quarter ended September 30, 2008.  Payments made, and/or received, on our Swaps are a component of our borrowing costs and accounted for interest expense of $32.2 million, or 163 basis points, for the quarter ended September 30, 2009, compared to interest expense of $15.9 million, or 67 basis points, for the third quarter of 2008.  At September 30, 2009, we had repurchase agreements of $162.6 million that were a component of a linked transaction and, as such, are not included in our borrowings under repurchase agreements.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1of this quarterly report on Form 10-Q.)

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap. As a result, the interest expense on hedged repurchase agreements has not decreased in connection with recent declines in market interest rates, reflecting the fixed rate stated in our Swap agreements.  At September 30, 2009, we had repurchase agreements of $7.575 billion, of which $3.314 billion was hedged with Swaps.  At September 30, 2009, our Swaps had a weighted average fixed-pay rate of 4.24% and extended 25 months on average with a maximum term of approximately six years.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the third quarter of 2009, our net interest income increased by $15.7 million, or 28.0%, to $71.6 million from $55.9 million for the third quarter of 2008.  This increase reflects the improvement in our net interest spread, reflecting reduced borrowing costs and the positive impact of our MFR MBS portfolio, a significant portion of which were not leveraged.  Our third quarter 2009 net interest spread and margin were 2.48% and 3.00%, respectively, compared to a net interest spread and margin of 1.61% and 2.09%, respectively, for the third quarter of 2008.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
Quarter Ended	Net Interest Spread	Net Interest Margin (1)	Net Yield on MBS	Cost of Funding MBS	Net MBS Spread
September 30, 2009	2.48%	3.00%	5.43%	2.70%	2.73%
June 30, 2009	2.31	2.75	5.27	2.78	2.49
March 31, 2009	1.77	2.26	5.23	3.26	1.97
December 31, 2008	1.37	1.91	5.29	3.82	1.47
September 30, 2008	1.61	2.09	5.30	3.60	1.70

(1) Net interest income divided by average interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Interest Earning Cash (2)	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
September 30, 2009 (3)	$9,165,267	$124,399	$437,444	$124,548	5.18%	$7,774,620	$52,976	2.70%	$71,572
June 30, 2009	9,604,374	126,477	358,343	126,737	5.09	8,369,408	58,006	2.78	68,731
March 31, 2009	10,107,407	132,153	457,953	132,764	5.03	8,984,456	72,137	3.26	60,627
December 31, 2008	10,337,787	136,762	284,178	137,780	5.19	9,120,214	87,522	3.82	50,258
September 30, 2008	10,530,924	139,419	281,376	140,948	5.21	9,373,968	85,033	3.60	55,915

(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.
(2) Includes average interest earning cash, cash equivalents and restricted cash.
(3) The information for the quarter ended September 30, 2009, does not include the MBS or repurchase agreements that are accounted for as linked transactions.

For the quarter ended September 30, 2009, our net other operating income of $1.1 million was comprised of a net gain of $754,000 from MBS Forwards and revenue of $378,000 from our operations of our one remaining real estate property.  Beginning in the third quarter of 2009, certain of our MBS purchases and related repurchase financings were accounted for as linked transactions, where the purchase of the MBS and the financing under a repurchase agreement is accounted for as a net derivative.  While this net treatment does not change the economic substance of these transactions over time, the presentation in our financial statements differs from that of typical MBS purchases and repurchase agreement financings.  Our linked transactions, where we purchased and financed the MBS with the same counterparty, are reported as MBS Forwards on our consolidated balance sheet.  Changes in the fair value of MBS Forwards are reported as a gain or loss through earnings.  During the quarter ended September 30, 2009, we recognized a net gain of $754,000 in connection with our MBS Forwards, comprised of gross gains of $958,000 and gross losses of $205,000 on 14 MBS Forwards.  For the three months ended September 30, 2008, we had $407,000 of revenue from real estate operations and experienced a loss of $986,000 from an early termination of two Swaps in connection with the bankruptcy of Lehman Brothers Holding, Inc.

We did not recognize any other-than-temporary impairments during the three months ended September 30, 2009.  For the quarter ended September 30, 2008, we recognized an other-than-temporary impairment of $183,000 in connection with one of our non-Agency (which was not a Senior MBS) that was rated BB at the time of impairment.

For the third quarter of 2009, we had operating and other expenses of $5.9 million, including real estate operating expenses and mortgage interest totaling $444,000.  For the third quarter of 2009, our compensation and benefits and other general and administrative expense were $5.4 million, or 0.22% of average assets, compared to $4.7 million, or 0.18% of average assets, for the third quarter of 2008.  The $446,000 increase in our employee compensation and benefits expense for the third quarter of 2009 compared to the third quarter of 2008, reflects increases to our contractual and general bonus pool accrual, higher salary expense reflecting additional hires, primarily related to our strategy of investing in non-Agency MBS, salary increases, and the vesting of equity based compensation awards.  Our other general and administrative expenses, which are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs, increased to $1.7 million for the third quarter of 2009 from $1.5 million for the third quarter of 2008. The increase in these costs primarily reflects the cost of expanding our investment analytic capability and data system upgrades, the mark to market impact of the Deferred Plan for the Board, which expense varies in accordance with the market performance of our common stock, and Board directed consulting fees.

Nine-Month Period Ended September 30, 2009 Compared to the Nine-Month Period Ended September 30, 2008

For the nine months ended September 30, 2009, we had net income available to our common stockholders of $183.5 million, or $0.78 per common share, compared to a net loss of $7.0 million, or $(0.04) per common share for the nine months ended September 30, 2008.

Interest income on our MBS portfolio for the nine months ended September 30, 2009 remained relatively flat at $383.0 million earned during both the first nine months of 2009 and 2008.  Our interest income on MBS has remained unchanged as our MBS portfolio has grown, and the net yield on such portfolio has declined.  Excluding changes in market values, our average investment in MBS increased by $192.4 million, or 2.0%, to $9.622 billion for the first nine months of 2009 from $9.430 billion for the first nine months of 2008.  The net yield on our MBS portfolio decreased by 11 basis points, to 5.31% for the first nine months of 2009 compared to 5.42% for the first nine months of 2008.  This decrease in the net yield on our MBS portfolio primarily reflects the net impact of a 34 basis point decrease in the net yield on our Agency MBS portfolio that was partially offset by the positive impact of the 14.37% yield on our MFR MBS.  The decrease in the net yield on our Agency MBS portfolio reflects the general decline in market interest rates. As market interest rates decreased, prepayments on our Agency MBS increased, accelerating amortization of purchase premiums, and our assets scheduled to adjust reset to lower market rates.  During the nine months ended September 30, 2009, the average net purchase premiums on our MBS portfolio decreased significantly, as we continued to purchase non-Agency MBS through MFR at a discount.  We recognized premium amortization of $17.8 million, or 25 basis points, primarily against our Agency and Legacy non-Agency MBS portfolio, and accreted purchase discounts of $9.3 million, or 13 basis points, primarily against our MFR MBS, during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, we recognized net premium amortization of $15.3 million, comprised of gross premium amortization of $15.5 million and gross discount accretion of $214,000.  Our average CPR for the nine months ended September 30, 2009 was 16.0% compared to 13.2% for the first nine months of 2008.  At September 30, 2009, we had net purchase premiums of $106.7 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $550.2 million, or 37.1%, including purchase credit discounts of $411.1 million, on our non-Agency MBS, which discounts were primarily on our MFR MBS portfolio.

The following table presents information about income generated from each of our investment security categories during the nine months ended September 30, 2009 and September 30, 2008:

	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
(Dollars in Thousands)
Nine Months Ended September 30, 2009
Agency MBS	$9,084,417	$363,083	$(17,771)	$345,312	5.07%
MFR MBS (1)	234,633	16,060	9,227	25,287	14.37
Legacy non-Agency MBS	303,251	12,353	77	12,430	5.47
Total	$9,622,301	$391,496	$(8,467)	$383,029	5.31%
Nine Months Ended September 30, 2008
Agency MBS	$9,059,886	$382,750	$(15,173)	$367,577	5.41%
MFR MBS	-	-	-	-	-
Legacy non-Agency MBS and other	370,037	15,611	(162)	15,449	5.57
Total	$9,429,923	$398,361	$(15,335)	$383,026	5.42%

(1) Does not include linked MBS with a fair value of $215.2 million at September 30, 2009. Had the linked MFR MBS not been a linked transaction, our MFR MBS would have had an average amortized cost of $257.1 million, coupon interest of $17.0 million, discount accretion of $9.4 million, interest income of $26.4 million and a net asset yield of 13.71%. (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments decreased by $5.7 million to $1.0 million for the first nine months of 2009 from $6.7 million for the first nine months of 2008.  Our average cash investments increased to $417.8 million and yielded 0.33% for the first nine months of 2009 compared to $334.7 million yielding 2.68% for the first nine months of 2008.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  During the quarter ended September 30, 2009, we raised net proceeds of $386.7 million through a public offering of our common stock. The cash proceeds of this transaction were temporarily held in cash investments until invested in non-Agency MBS.  The yield on our cash investments generally follows the direction of the target federal funds rate, which has remained at a range of 0% to 0.25% since December 2008.

Our interest expense for the first nine months of 2009 decreased by $72.1 million, or 28.2%, to $183.1 million, from $255.2 million for the first nine months of 2008, reflecting the decrease in short-term interest rates and slight decrease in our average borrowing.  We experienced a 109 basis point decrease in the cost of our borrowings to 2.92% for the first nine months of 2009, from 4.01% for the first nine months of 2008.  The average amount outstanding under our repurchase agreements for the first nine months of 2009 was $8.372 billion compared to $8.495 billion for the first nine months of 2008, reflecting our increased emphasis on purchasing non-Agency MBS.  Payments made/received on our Swaps are a component of our borrowing costs.  Swaps accounted for interest expense of $88.4 million, or 141 basis points, for the first nine months of 2009 and $39.8 million, or 63 basis points, for the first nine months of 2008.  (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 1.)

For the nine months ended September 30, 2009, our net interest income increased by $66.3 million to $200.9 million from $134.6 million for the first nine months of 2008.  This increase reflects an improvement in our net interest spread as MBS yields relative to our cost of funding widened due to declining interest rates and the accretive impact of our MFR MBS.  Our net interest spread and margin were 2.18% and 2.66%, respectively, for the nine months ended September 30, 2009, compared to 1.31% and 1.83%, respectively, for the first nine months of 2008.

For the first nine months of 2009, we had net other operating income of $15.4 million, which was primarily comprised of gains of $13.5 million realized on the second quarter sale of 20 of our longer-term Agency MBS for $438.5 million and net gains of $754,000 on our MBS Forwards.  Our net other operating loss of $115.5 million for the first nine months of 2008 reflects losses of $116.0 million incurred in March 2008 to implement our reduced-leverage strategy in response to the significant disruptions in the credit market.  To reduce leverage, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In addition, during the three months ended September 30, 2008, we realized a loss of $986,000 for two Swaps that were terminated in connection with the bankruptcy of Lehman Brothers.

During the first nine months of 2009, we recognized net impairment losses of $9.0 million in connection with certain non-Agency MBS that we acquired prior to July 2007.  These other-than-temporary impairments were comprised of $7.5 million of impairments recognized at June 30, 2009 against four Legacy non-Agency MBS, which were Senior MBS, and impairments of $1.5 million recognized at March 31, 2009 against five junior non-Agency MBS.  The Senior MBS had an aggregate amortized cost of $188.1 million prior to recognizing the impairments and the junior non-Agency MBS had an amortized cost of $1.7 million prior to recognizing the impairments.  During the nine months ended September 30, 2008, we recognized other-than-temporary impairment charges of $5.1 million primarily against our unrated MBS; following these impairment charges, all of our unrated MBS were carried at zero.

During the first nine months of 2009, we had operating and other expenses of $17.7 million, including real estate operating expenses and mortgage interest totaling $1.4 attributable to our remaining real estate investment.  For the first nine months of 2009, our compensation and benefits and other general and administrative expense, totaled $16.4 million, or 0.21% of average assets, while compensation and benefits and other general and administrative expense, totaled $12.5 million, or 0.17% of average assets, for the first nine months of 2008.  During the first nine months of 2008, we also incurred expenses of $998,000 in connection with a previously planned public offering for MFResidential Investments, Inc.  The $2.2 million increase in our compensation expense to $10.8 million for the first nine months of 2009 compared to $8.6 million for the first nine months of 2008, primarily reflects an increase to our contractual and general bonus pool accrual, higher salary expense reflecting additional hires primarily related to our strategy of investing in non-Agency MBS, salary increases, and vesting of equity based compensation awards.  Other general and administrative expenses, which were $5.6 million for the first nine months of 2009 compared to $3.9 million for the first nine months of 2008, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability and data system upgrades.

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market transactions.  Our most significant use of cash is typically to repay principal and pay interest on our repurchase agreements, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  During the nine months ended September 30, 2009, we issued 60.5 million shares of common stock, of which 57.5 million shares were issued through a public offering completed in early August, 2.8 million shares were issued pursuant to our CEO Program in at-the-market transactions, and 41,298 shares were issued pursuant to our DRSPP.  Through these issuances, we raised aggregate net proceeds of $403.3 million during the first nine months of 2009.  At September 30, 2009, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

Our existing repurchase agreements are renewable at the discretion of our lenders and, as such, generally do not contain guaranteed roll-over terms.  Repurchase agreement funding currently remains available to us at attractive rates from multiple counterparties.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and a “cushion” of cash and collateral to meet potential margin calls.  This cushion is comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties.

At September 30, 2009, our debt-to-equity multiple was 3.4 times, compared to 7.2 times at December 31, 2008.  This reduction in our leverage multiple reflects a $1.464 billion decrease in our borrowings under repurchase agreements, a $475.2 million increase in our other comprehensive income reflecting the market appreciation of our MBS and Swaps, and a $404.6 million increase in equity generated primarily from issuances of our common stock.  Excluding equity of $811.6 million invested in MFR, our leverage multiple was 5.4 times at September 30, 2009.  At September 30, 2009, we had borrowings under repurchase agreements of $7.575 billion with 18 counterparties and continued to have available capacity under our repurchase agreement credit lines, compared to repurchase agreements of $9.039 billion with 19 counterparties at December 31, 2008.

During the nine months ended September 30, 2009, we received cash of $1.414 billion from prepayments and scheduled amortization on our MBS portfolio and purchased $666.4 million of non-Agency MBS funded with cash and repurchase financings.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the nine months ended September 30, 2009, we sold 20 Agency MBS (all of which were sold during the second quarter of 2009) for $438.5 million, reducing the average time-to-reset for our portfolio.  We used net cash of $53.4 million in connection with our MBS Forwards, reflecting net cash used to purchase MBS that were linked to repurchase financings.  From October 1, 2009 through November 4, 2009, we sold seven Agency MBS for an aggregated sales prices of $101.5 million, realizing gross gains of $4.5 million.

In connection with our repurchase agreements and Swaps, we routinely receive margin calls from our counterparties and make margin calls to our counterparties (i.e., reverse margin calls).  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral changes as the face (or par) value of our for MBS changes, reflecting principal amortization and prepayments, market interest rates and/or other market conditions change, and the market value of our Swaps changes.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional securities and/or cash.

Our capacity to meet future margin calls will be impacted by our cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities.  (See our Consolidated Statements of Cash Flows, included under Item 1 of this quarterly report on Form 10-Q.)

The table below summarizes our margin activity for the quarterly periods presented:

	Collateral Pledged During the Quarter to Meet Margin Calls
Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Cash and Securities Received For Reverse Margin Calls	Net Assets Received/ (Pledged) For Margin Activity
(In Thousands)
September 30, 2009	$305,154	$12,770	$317,924	$269,154	$(48,770)
June 30, 2009	254,646	27,440	282,086	310,676	28,590
March 31, 2009	177,892	74,360	252,252	209,342	(42,910)

At September 30, 2009, we had a total of $8.347 billion of MBS and $44.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At September 30, 2009, we had $816.0 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $486.7 million, unpledged Agency MBS of $235.1 million, and excess collateral of $94.2 million.  In addition, at September 30, 2009, we had unpledged non-Agency MBS with a fair value of $751.5 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

During the nine months ended September 30, 2009, we paid cash dividends of $150.7 million on our common stock and $568,000 for DERs.  In addition, we declared and paid cash dividends of $6.1 million on our preferred stock during the nine months ended September 30, 2009.  On October 1, 2009, we declared our third quarter 2009 common stock dividend of $0.25 per share, which totaled $70.2 million, including DERs of $209,000 and not including dividends subject to vesting on shares of restricted stock.  These dividends and DERS were paid on October 30, 2009.

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  If we failed to maintain our exempt status under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q for the quarter ended September 30, 2009.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (or Qualifying Interests).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in Qualifying Interests (or the 55% Test) and (ii) at least 80% of our assets in real estate related assets (including Qualifying Interests) (or the 80% Test).  MBS that do not represent all of the certificates issued (i.e., an undivided interest) with respect to the entire pool of mortgages (i.e., a whole pool) underlying such MBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% Test; however, such MBS would be considered real estate related assets for purposes of the 80% Test.  Therefore, for purposes of the 55% Test, our ownership of these types of MBS is limited by the provisions of the Investment Company Act.  In meeting the 55% Test, we treat as Qualifying Interests those MBS issued with respect to an underlying pool as to which we own all of the issued certificates.  If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions.  Further, in order to insure that at all times we qualify for this exemption from the Investment Company Act, we may be precluded from acquiring MBS whose yield is higher than the yield on MBS that could be otherwise purchased in a manner consistent with this exemption.  Accordingly, we monitor our compliance with both the 55% Test and the 80% Test in order to maintain our exempt status under the Investment Company Act.  As of September 30, 2009, we determined that we were in and had maintained compliance with both the 55% Test and the 80% Test.

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

Interest Rate Risk

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates.  In measuring our repricing gap, we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolios, and (b) the months remaining until our repurchase agreements mature, including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with September 30, 2009, the monthly CPR on our MBS portfolio ranged from a high of 20.4%, experienced during the quarter ended September 30, 2009, to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average CPR over such quarters of 13.7%.

The following table presents information at September 30, 2009 about our repricing gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our Agency MBS portfolios:

CPR Assumptions		Estimated Months to Asset Reset or Expected Prepayment (1)	Estimated Months to Liabilities Reset	Repricing Gap in Months
0	% (2)	45	14	31
15%		31	14	17
20%		27	14	13
25%		24	14	10

(1) Reflects the effect of our Swaps.
(2) 0% CPR reflects scheduled amortization and contractual maturities, which does not consider any prepayments.

At September 30, 2009, our financing obligations under repurchase agreements had a weighted average remaining contractual term of approximately three months.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Our Swaps result in interest savings in a rising interest rate environment, while in a declining interest rate environment result in us paying the stated fixed rate on the notional amount for each of our Swaps, which could be higher than the market rate.  During the nine months ended September 30, 2009, our Swaps accounted for interest expense of $88.4 million, or 141 basis points.

While our Swaps do not extend the maturities of our repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  At September 30, 2009, we had repurchase agreements of $7.575 billion, of which $3.314 billion were hedged with active Swaps.  At September 30, 2009, our Swaps had a weighted average fixed-pay rate of 4.24% and extended 25 months on average with a maximum term of approximately six years.

The negative value of our Swaps reflects the decline in market interest rates that began during the latter part of 2008.  At September 30, 2009, our Swaps were in an unrealized loss position of $178.4 million, compared to an unrealized loss position of $237.3 million at December 31, 2008.  We expect that the value of our Swaps will continue to improve as they amortize and the term of the remaining Swaps shortens.  From October 1, 2009 through December 31, 2009, $307.1 million, or 9.3% of our $3.314 billion Swap notional outstanding at September 30, 2009, will amortize or expire.  During the nine months ended September 30, 2009, we did not enter into or terminate any Swaps.

The interest rates for most of our MBS, once in their adjustable period, are primarily reset based on LIBOR, CMT, and the Federal Reserve U.S. 12-month cumulative average one-year CMT rate (or MTA), while our debt obligations, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that such movements will be parallel, such that the magnitude of the movement of one index will match that of the other index.  At September 30, 2009, we had 82.6% of our Agency MBS repricing from LIBOR (of which 76.9% repriced based on 12-month LIBOR and 5.7% repriced based on six-month LIBOR), 13.2% repricing from the one-year CMT index, 3.8% repricing from MTA and 0.4% repricing from the 11th District Cost of Funds Index (or COFI).  Our non-Agency MBS, which comprised 10.1% of our MBS portfolio (and 12.2% including linked MBS) at September 30, 2009, have interest rates that reprice based on these benchmark indices as well, but are leveraged significantly less than our Agency MBS.  The returns on our non-Agency MBS, a significant portion of which were purchased at a discount, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly, including the impact of Swaps than the repricing of our assets.  Therefore, on average, our cost of borrowings may rise or fall more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

The information presented in the following Shock Table projects the potential impact of sudden parallel changes in interest rates on net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on our interest sensitive financial instruments at September 30, 2009.  We have included our linked MBS as part of our MBS portfolio, as we include these MBS when assessing our interest rate risk.  Further, such MBS may not be linked in future periods, as we may paydown linked repurchase borrowings and/or finance linked MBS with other counterparties.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Shock Table
Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$9,365,372	$(117,700)	$9,247,672	$(138,180)	(2.14)%	(1.47)%
+ 50 Basis Point Increase	$9,479,703	$(148,026)	$9,331,677	$(54,175)	(0.53)%	(0.58)%
Actual at September 30, 2009	$9,564,205	$(178,353)	$9,385,852	-	-	-
- 50 Basis Point Decrease	$9,618,876	$(208,680)	$9,410,196	$24,344	(0.80)%	0.26%
-100 Basis Point Decrease	$9,643,717	$(239,007)	$9,404,710	$18,858	(3.29)%	0.20%

(1) Includes linked MBS.
(2) Excludes cash investments, which have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2009.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the Shock Table and all related disclosure constitutes forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of Swaps, should interest rates immediately change (or Shock).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with the portfolio of MBS for each rate Shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at September 30, 2009, we applied a floor of 0%, for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value is approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.82 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.25).  The impact on net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are Shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

All of our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our MBS Forwards are reported in earnings.  (See Note 13 to the consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  The fair value of our MBS and MBS Forwards fluctuate primarily due to changes in interest rates and yield curves.  At September 30, 2009, our investments were primarily comprised of Agency MBS and non-Agency MBS, substantially all of which were Senior MBS.  While changes in the fair value of our Agency MBS is generally not credit-related, changes in the fair value of our non-Agency MBS and MBS Forwards may reflect both market conditions and credit risk.  At September 30, 2009, our non-Agency MBS had a fair value of $947.6 million and an amortized cost of $925.3 million, comprised of gross unrealized gains of $98.9 million and gross unrealized losses of $76.5 million.  Our MBS Forwards included MBS with a fair value of $215.2 million, including mark-to-market adjustments of $148,000, which were included in the net gain recognized on our MBS Forwards for the three and nine months ended September 30, 2009.

Our non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation, but rather are primarily Senior MBS, which are the senior most classes from their respective securitizations.  The loans collateralizing our non-Agency MBS are primarily comprised of Hybrids, with fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, ARMs and fixed-rate mortgages. At September 30, 2009, 99.2% of our non-Agency MBS were ARM-MBS and 0.8% were fixed-rate MBS and 99.9% of our non-Agency MBS were Senior MBS.

Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.  Transactions that are currently linked may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and performance, we consider linked MBS as part of our MBS portfolio.  As such, we have included MBS that are a component of linked transactions in the tables below.

The table below presents certain information detailed by year of initial MBS securitization and FICO score about the underlying loan characteristics for all of our Senior MBS at September 30, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	27	37	33	7	13	9	126
MBS current face	$440,818	$459,123	$381,906	$97,587	$272,572	$73,192	$1,725,198
MBS amortized cost	$312,567	$286,424	$295,229	$42,397	$132,859	$69,392	$1,138,868
MBS fair value	$296,430	$315,924	$300,983	$51,593	$142,607	$53,523	$1,161,060
Weighted average fair value to current face	67.2%	68.8%	78.8%	52.9%	52.3%	73.1%	67.3%
Weighted average coupon (3)	5.76%	5.50%	4.62%	4.35%	2.51%	4.78%	4.80%
Weighted average loan age (months) (3) (4)	31	41	55	32	39	68	42
Weighted average loan to value at origination (3) (5)	72%	70%	70%	76%	74%	77%	72%
Weighted average FICO score at origination (3) (5)	737	732	734	708	704	695	726
Owner-occupied loans	90.6%	87.6%	89.1%	84.9%	82.1%	77.6%	87.3%
Rate-term refinancings	29.3%	20.4%	20.5%	24.3%	14.2%	9.8%	21.5%
Cash-out refinancings	27.2%	31.5%	19.5%	33.0%	32.6%	38.4%	28.3%
3 Month CPR (4)	16.9%	16.8%	16.8%	15.6%	19.3%	15.7%	17.1%
60+ days delinquent (5)	18.9%	18.2%	10.4%	40.5%	35.2%	20.2%	20.7%
Credit enhancement (5) (6)	7.8%	10.5%	10.6%	12.7%	10.8%	33.1%	11.0%

(1) FICO score is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.
(2)  Certain of our non-Agency MBS have been re-securitized.  The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of re-securitization). No information has been updated with respect to any MBS that have been re-securitized.

(3) Weighted average is based on MBS current face at September 30, 2009.
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

The mortgages securing our non-Agency MBS are located in many geographic regions.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our non-Agency MBS, including linked MBS, held at September 30, 2009:

Property Location	Percent
Southern California	29.3%
Northern California	20.2%
Florida	7.6%
New York	4.5%
Virginia	4.1%
Maryland	2.9%

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

We typically pledge high-quality MBS and cash to secure our repurchase agreements and Swaps.  At September 30, 2009, we had $816.0 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $486.7 million, unpledged Agency MBS of $235.1 million and excess collateral of $94.2 million.  In addition, at September 30, 2009, we had unpledged non-Agency MBS with a fair value of $751.5 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax purposes, premiums paid on investments are amortized against interest income.  Conversely, discounts on such investments are accreted into interest income.  On a tax basis, amortization of premiums and accretion of discounts will differ for those reported for financial accounting purposes under GAAP.  At September 30, 2009, the net premium on our Agency MBS portfolio for financial accounting purposes was $106.7 million and the net purchase discount on our non-Agency MBS portfolio was $550.2 million.  For tax purposes, we estimate that at September 30, 2009, our net purchase premiums on our Agency MBS was $105.8 million and the net purchase discount on our non-Agency MBS was $582.5 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

Credit Risk

Although we do not expect to encounter credit risk in our Agency MBS business, we are exposed to credit risk in our non-Agency MBS portfolio.  With respect to our Senior MBS, credit support contained in MBS deal structures provide a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par.  We also evaluate the impact of credit risk on our investments through a comprehensive investment review and a selection process, which is predominantly focused on quantifying and pricing credit risk.  We review our Senior MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments.  Through modeling and scenario analysis, we seek to evaluate the investment’s credit risk.  Credit risk is also monitored through our on-going asset surveillance.  Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.6           Employment Agreement of Craig L. Knutson, dated as of July 1, 2009 (incorporated herein by reference to Exhibit 9.01 of the Form 8-K, dated August 27, 2009, filed by the Registrant pursuant to the 1954 Act (Commission File No. 1-13991))

10.7           Amended and Restated 2004 Equity Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.8           Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.9           Second Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.10           Form of Incentive Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.11           Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.12           Form of Restricted Stock Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.13           Form of Phantom Share Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 of the Form 8-K, dated October 23, 2007, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: November 4, 2009	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)