Form 10-K
period 2009-12-31
MFA FINANCIAL, INC.
filed 2010-02-11
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No   ✓

On June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,532,115,431 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 8, 2010, the registrant had a total of 280,764,063 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 annual meeting of stockholders scheduled to be held on or about May 20, 2010 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act), and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act).  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2009.  See Item 1A “Risk Factors” of this annual report on Form 10-K.

In this annual report on Form 10-K, references to “we,” “us,” or “our” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  MBS refers to residential mortgage-backed securities; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Non-Agency MBS are MBS secured by pools of residential mortgages and are not guaranteed by any agency of the U.S. Government or any federally chartered corporation; Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to Hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; ARM-MBS refers to residential MBS that are secured by ARMs; and MBS Forwards refer to forward contracts to repurchase MBS where the initial MBS purchase and repurchase financing were with the same counterparty and are considered linked transactions and are reported at fair value on a net basis.

PART I

Item 1.  Business.

GENERAL

We are primarily engaged in the business of investing, on a leveraged basis, in residential Agency and Non-Agency ARM-MBS.  At December 31, 2009, we had total assets of approximately $9.627 billion, of which $8.758 billion, or 91.0%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.665 billion of Agency MBS and $1.093 billion of Non-Agency MBS, of which 99.8% represented the senior most tranches within the MBS structure.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, MBS Forwards, restricted cash and MBS-related receivables.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our leveraged investments and our operating costs.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be taxed as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our stockholders.  On January 1, 2009, we changed our name from MFA Mortgage Investments, Inc. to MFA Financial, Inc.

INVESTMENT STRATEGY

Our operating policies require that at least 50% of our investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one of a nationally recognized rating agency, such as Moody’s Investors Services, Inc. (or Moody’s), Standard & Poor’s Corporation (or S&P) or Fitch, Inc. (or collectively, the Rating Agencies).  The remainder of our assets may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by our Board of Directors (or Board) or a committee thereof.  At December 31, 2009, 85.6% of our investment portfolio, which for purposes of our investment policy includes the MBS underlying our MBS Forwards, consisted of ARM-MBS that were either Agency MBS or rated in one of the two highest rating categories by a Rating Agency.

The ARMs collateralizing our MBS include Hybrids, with initial fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, adjustable-rate mortgages with interest rates that reset annually, or on a more frequent basis.  Interest rates on the mortgage loans collateralizing our ARM-MBS reset based on specific index rates, generally London Interbank Offered Rate (or LIBOR) and the one-year constant maturity treasury (or CMT) rate.  The mortgages collateralizing our ARM-MBS typically have interim and lifetime caps on interest rate adjustments.  At December 31, 2009, 99.1% of our MBS portfolio was comprised of ARM-MBS and the remaining 0.9% consisted of fixed-rate MBS.  At December 31, 2009, approximately $7.777 billion or 88.8%, of our MBS portfolio was in its contractual fixed-rate period (including fixed-rate MBS) and approximately $981.3 million, or 11.2%, was in its contractual adjustable-rate period.  Our MBS in their contractual adjustable-rate period include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the current interest rate on such MBS is generally adjusted on an annual or semi-annual basis.

Because the coupons earned on ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period) the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS.  In order to mitigate our interest rate risks, our strategy is to maintain a substantial majority of our portfolio in ARM-MBS.

Non-Agency MBS Portfolio

While our primary portfolio holdings remains Agency MBS, as part of our investment strategy we have increased our investments in Non-Agency MBS during 2009.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns with less overall leverage and less sensitivity to yield curve and interest rate cycles and prepayments.  The Non-Agency MBS that we own through our wholly-owned subsidiary MFResidential Assets I, LLC (or MFR) were acquired at discounts to face (or par) value with limited use of leverage (or MFR MBS).  A portion of the purchase discount on these Non-Agency MBS is designated as a credit discount, which is available to absorb future principal losses on the mortgages collateralizing such MBS.  The portion of the purchase discount that is not designated as credit discount is accreted into interest income as MBS principal is repaid over the life of the security, increasing the yield on such MBS above the stated coupon rate.  To the extent that the expected yields on our Non-Agency MBS are significantly greater than the expected yields on non-credit sensitive assets, these Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than lower yielding non-credit sensitive assets.  Yields on Non-Agency MBS, unlike Agency MBS, will exhibit sensitivity to changes in credit performance.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary by security over time, based upon the amount of purchase discount, actual credit performance and constant prepayment rates (or CPRs) experienced.  At December 31, 2009, $1.093 billion, or 12.5%, of our MBS portfolio was invested in Non-Agency MBS.  In addition, at December 31, 2009, we had MFR MBS with a fair value of $329.5 million that were part of linked transactions and, as such, were reported as a component of our MBS Forwards.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio.  We currently utilize repurchase agreements to finance the acquisition of our Agency MBS and, to a lesser extent, our Non-Agency MBS.  We enter into interest rate swap agreements (or Swaps) to hedge the interest rate risk associated with a portion of our repurchase agreements.  At December 31, 2009, we had $7.196 billion outstanding under repurchase agreements, of which $3.007 billion was hedged with 123 fixed-pay Swaps.  At December 31, 2009, our debt-to-equity ratio was 3.3 to 1.

Repurchase agreements are financing contracts (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  The amount borrowed under a repurchase agreement is limited to a specified percentage of the fair value of the MBS pledged as collateral.  The portion of the pledged collateral held by the lender in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the sale price and repurchase price is the cost, or interest expense, of borrowing under a repurchase agreement.  Our cost of borrowings under repurchase agreements generally corresponds to LIBOR.  Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral.  At the maturity of a repurchase financing, we are required to repay the loan and concurrently receive back our pledged collateral or, with the consent of the lender, we may renew the repurchase financing at the then prevailing market interest rate.  Under our repurchase agreements, we routinely experience margin calls pursuant to which a lender may require that we pledge additional securities and/or cash as further collateral to secure such borrowings, when the fair value of our existing pledged collateral declines below the margin requirement during the term of the borrowing.  Our pledged collateral fluctuates in value primarily due to principal payments on such collateral and changes in market interest rates, prevailing market yields and other market conditions.  To date, we have satisfied all of our margin calls and have never sold assets to meet any margin calls.

We currently use repurchase financing on a limited portion of our Non-Agency MBS.  In general, when a newly purchased Non-Agency MBS is financed through a repurchase transaction with the same counterparty from whom such security was purchased, such transaction is considered linked.  Our linked transactions are reported net, as

MBS Forwards, on our consolidated balance sheet.  The changes in the fair value of MBS Forwards are reported as a net gain/(loss) on our statements of operations.  As of December 31, 2009, we had $245.0 million of repurchase agreements that were considered linked transactions and, as such were reported as a component of our MBS Forwards.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times our stockholders’ equity.  At December 31, 2009, we had outstanding balances under repurchase agreements with 17 separate lenders with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the securities pledged by us as collateral, including accrued interest receivable on such securities) to any single lender of $108.6 million.  In addition, we enter into Swaps with certain of our repurchase agreement counterparties and other institutions, which also may require us to post collateral.  At December 31, 2009, our aggregate maximum net exposure to any single counterparty for repurchase agreements and Swaps was $173.8 million.

In addition to repurchase agreements and subject to maintaining our qualification as a REIT, we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

OTHER INVESTMENTS

At December 31, 2009, we had an indirect investment of $11.0 million in a 191-unit multi-family apartment property subject to a $9.1 million fixed-rate mortgage loan that matures on February 1, 2011.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to; expanding our investments in Non-Agency MBS, developing or acquiring asset management or third-party advisory services, creating new investment vehicles to manage MBS and/or other real estate-related assets.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiative will favorably impact us.

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

•
We have a related party transaction policy that sets forth procedures for the reviewing, approving and monitoring of transactions involving us and “related persons” (directors, executive officers and their immediate family members and stockholders beneficially owning 5% or more of our outstanding capital stock) that relate to amounts in excess of $120,000 and in which the related party has a direct or indirect material interest.

•
We have a formal internal audit function, which is provided by a third-party, to further the effective review of our internal controls and procedures.  Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place.  We have implemented

Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the SOX Act), which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2009.  (See Item 9A, “Controls and Procedures” included in this annual report on Form 10-K.)

COMPETITION

We operate in the mortgage-REIT industry.  We believe that our principal competitors in the business of acquiring and holding MBS of the types in which we invest are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, hedge funds, and other mortgage-REITs.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act of 1940, as amended (or the Investment Company Act)) as us.  In addition, many of these entities have greater financial resources and access to capital than us.  The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS, resulting in higher prices and lower yields on such assets.

EMPLOYEES

At December 31, 2009, we had 25 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a website at www.mfa-reit.com.  We make available, free of charge, on our website our (a) annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board.  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it.  Requests should be directed to Timothy W. Korth, General Counsel, Senior Vice President and Corporate Secretary, at MFA Financial, Inc., 350 Park Avenue, 21st floor, New York, New York 10022.

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

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  More recently, concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.  In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market.  These losses have reduced financial industry capital, leading to a contraction in liquidity for some institutions.  These factors have impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we may invest.  As a result, values for residential MBS, real estate-related securities and various other asset classes in which we may invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities (or GSEs), but their guarantees are not backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008 (or the HERA) established a new regulator for Fannie Mae and Freddie Mac, the U.S. Federal Housing Finance Agency (or the FHFA).  In September 2008, the U.S. Treasury, the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership.  Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency MBS portfolios and requiring that these portfolios are reduced over time.

In an effort to further stabilize the U.S. mortgage market, the U.S. Treasury pursued three additional initiatives beginning in 2008.  First, it entered into preferred stock purchase agreements, which have been subsequently amended, with each of the GSEs to ensure that they maintained a positive net worth.  Second, it established a new secured short-term credit facility, which was available to Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) when other funding sources were unavailable.  Third, it established an Agency MBS purchase program under which the U.S. Treasury purchased Agency MBS in the open market.  In addition, separate from the U.S. Treasury’s Agency MBS purchase program, the U.S. Federal Reserve established its own Agency MBS purchase program in November 2008.  In December 2009, the U.S. Treasury reported that these preferred stock purchase agreements were being amended to allow the cap on funding by the U.S. Treasury to increase as necessary to accommodate any cumulative reduction in net worth over the next three years.  In December 2009, the U.S. Treasury also reported that, as of September 30, 2009, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amount to approximately $60 billion and $51 billion, respectively.  Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolio may not exceed $900 billion as of December 31, 2009.  Both the secured short-term credit facility and the Agency MBS program initiated by the U.S. Treasury expired on December 31, 2009 and the $1.25 trillion Agency MBS program initiated by the U.S. Federal Reserve is scheduled to end on March 31, 2010.

As reported in late 2009, the U.S. Treasury anticipated that, as of December 31, 2009, it would have purchased approximately $220 billion of securities through its Agency MBS purchase program.  In addition, in December 2009, the U.S. Federal Reserve reported that it was in the process of purchasing $1.25 trillion of Agency MBS and that, as it gradually slows the pace of these purchases, it anticipates that these transactions will be executed by March 31, 2010.  Subject to specified investment guidelines, the portfolios of Agency MBS purchased through the programs established by the U.S. Treasury and the U.S. Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios.  This flexibility may adversely affect the pricing and availability of Agency MBS that we seek to acquire during the remaining term of these portfolios.

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

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future.  On December 24, 2009, the U.S. Treasury announced that as part of their commitment to wind down certain programs established during the financial crisis, they would be terminating the short-term credit facility and the Agency MBS purchase program on December 31, 2009.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  Although the U.S. Treasury has amended the preferred stock purchase agreements under the HERA to give Fannie Mae and Freddie Mac some additional flexibility by increasing the funding cap under these agreements, following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac.  We rely on our Agency MBS as collateral for our financings under our repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.  Further, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency MBS, thereby tightening the spread between the interest we earn on our Agency MBS and the cost of financing those assets.  A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency MBS by reducing the spread between the interest we earn on our portfolio of Agency MBS and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such entities entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on our investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our MBS.

The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or the FHA) and the Federal Deposit Insurance Corporation (or FDIC), has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Act (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance.  HAMP, the H4H Program and other loan modification programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with Non-Agency MBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security.  These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our MBS.

There can be no assurance that the actions of the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect or benefit our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (or EESA), was enacted by the U.S. Congress.  There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets.  To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.  In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Prepayment rates on the mortgage loans underlying our MBS may adversely affect our profitability.

The MBS that we acquire are primarily secured by pools of mortgages on residential properties.  In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS.  If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.  Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of governmental, economic, geographic and other factors, all of which are beyond our control.  Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.  In periods of declining interest rates, prepayment rates on mortgage loans generally increase.  If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid.  In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

With respect to Agency MBS, we often purchase securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on Agency MBS typically have the same effect as prepayments because of the underlying Agency guarantee.  On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to significantly increase their purchases of delinquent loans from the pools of mortgages collateralizing their Agency MBS beginning in March 2010, which could materially impact the rate of principal prepayments on our Agency MBS guaranteed by these two GSEs.  As of December 31, 2009, we had net purchase premiums of $96.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $603.1 million, or 36.8% of current par value, on our Non-Agency MBS.

Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular MBS as the underlying mortgages are prepaid.  With respect to our Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (such day is commonly referred to as factor day) and receive the related scheduled payment on a specified later date, which for (a) Agency MBS guaranteed by Fannie Mae is the 25th day of that month (or next business day thereafter), (b) Agency MBS guaranteed by Freddie Mac is the 15th day of the following month (or next business day thereafter), and (c) Agency MBS guaranteed by Ginnie Mae is the 20th day of that month (or next business day thereafter).  With respect to our Non-Agency MBS, we typically receive notice of monthly principal prepayments and the related scheduled payment on the 25th day of each month (or next business day thereafter).  In general, on the date each month that principal prepayments are announced (i.e., factor day for Agency MBS), the value of our MBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements.  Accordingly, with respect to our Agency MBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency MBS and, prior to receipt of this short-term receivable, be required to post collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce and, depending on the magnitude of such principal prepayments, materially impact our liquidity during the period in which the short-term receivable is outstanding.  As a result, in order to meet any such margin calls, we could be forced to sell assets or take other actions in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.  In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the MBS that prepay.

Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency MBS, the amount of unamortized premium on our prepaid MBS, the rate at which prepayments are made on our Non-Agency MBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

Our business strategy involves a significant amount of leverage which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders as well as increase losses when economic conditions are unfavorable.

Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to finance the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  In addition, our payment of interest expense on our borrowings reduces cash flow available for distributions to our stockholders.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.  As of December 31, 2009, we had amounts outstanding under repurchase agreements with 17 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Institutions from which we seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the downturn in the markets.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions.  If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain acceptable financing or at all.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings, which could adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

•
Our profitability may be limited by a reduction in our leverage.  As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage.  We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates.  In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•
If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets and our profitability may be adversely affected.  Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

•
A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions.  In general, the market value of our MBS is impacted by changes in interest rates, prevailing market yields and other market conditions.  A decline in the market value of our MBS may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements.  Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  The lenders are obligated to resell the same securities back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Generally, if we default on one of our obligations under a repurchase transaction with a particular lender, that lender can elect to terminate the transaction and cease entering into additional repurchase transactions with us.  Our repurchase agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other repurchase agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP.  When the fair value of our MBS is less than its amortized cost, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an other-than-temporary impairment through earnings equal to the entire difference between the MBS amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income/(loss) on our balance sheet.  Impairments we recognize through other comprehensive income/(loss) do not impact our earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the MBS and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  During 2009 and historically, we have experienced declines in the fair value of our MBS and other assets which were determined to be other-than-temporary.  As a result, we recognized other-than-temporary impairments against such assets under GAAP.

Our investment strategy may involve credit risk.

The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Pursuant to our investment policy, we have the ability to acquire Non-Agency MBS and other investment assets of lower credit quality.  In general, Non-Agency MBS, carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS may adversely affect the value of such assets.  Accordingly, Non-Agency MBS and other investment assets of lower credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on Non-Agency MBS, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages collateralizing our MBS may be concentrated in certain geographic areas.  For example, with respect to our Non-Agency MBS portfolio, we have significantly higher exposure in California, Florida, New York, Virginia and Maryland and any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency MBS portfolio.  In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area.  This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency MBS in this area.  This may then adversely affect our credit loss experience on our Non-Agency MBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS.  Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters.  Borrowers may not repair their property or may stop paying their mortgages under those circumstances.  This would likely cause defaults and credit loss severities to increase on the pool of mortgages securing our Non-Agency MBS which, unlike Agency MBS, are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or federally chartered corporation.

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

•
Changes in interest rates, cyclical or otherwise, may adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our MBS through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our MBS.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our MBS portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
Hybrid MBS have fixed interest rates for an initial period which may reduce our profitability if short-term interest rates increase.  The mortgages collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are fixed for an initial period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index.  Accordingly, during a period of rising interest rates, the cost of our borrowings (excluding any potential impact of hedging transactions) would increase while the interest income earned on our MBS portfolio would not increase with respect to those Hybrid MBS that were then in their initial fixed rate period.  If this were to happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•
Interest rate caps on the mortgages collateralizing our MBS may adversely affect our profitability if short-term interest rates increase.  The coupons earned on ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period for Hybrids).  The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our MBS; however, the level of adjustment to the interest rates earned on our ARM-MBS is typically limited by contract.  The interim and lifetime interest rate caps on the mortgages collateralizing our MBS limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during any given year or period.  Lifetime interest rate caps limit the amount interest rates can adjust from inception through maturity of a particular ARM.  Our repurchase transactions are not subject to similar restrictions.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings (excluding the impact of hedging transactions) could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the mortgages collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

•
Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS.  In general, the interest rates on our repurchase transactions are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or another index rate, such as the one-year CMT rate, the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) or the 11th District Cost of Funds Index (or COFI).  Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earned on our ARM-MBS.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact our distributions to stockholders.

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

In accordance with our operating policies, we may pursue various types of hedging strategies, including Swaps, interest rate cap agreements (or Caps) and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

▪	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

▪	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

▪	the duration of the hedge may not match the duration of the related liability;

▪	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

▪	the party owing money in the hedging transaction may default on its obligation to pay.

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

We may be subject to risks associated with our investment in real property.

Real property investments are subject to varying degrees of risk.  The economic returns from our indirect investment in Lealand Place, a 191-unit multi-family apartment property located in Lawrenceville, Georgia (or Lealand), may be impacted by a number of factors, including general and local economic conditions, the relative supply of apartments and other housing in the area, interest rates on mortgage loans, the need for and costs of repairs and maintenance of the property, government regulations and the cost of complying with them, taxes, inflation and certain types of uninsured extraordinary losses, such as natural disasters and extreme climate-related issues.  In general, local conditions in the applicable market area significantly affect occupancy or rental rates for multi-family apartment properties.  Real property investments are relatively illiquid and, therefore, we will have limited ability to dispose of our investment quickly in response to changes in economic or other conditions.  In addition, under certain circumstances, we may be subject to significant tax liability in the event that we sell our investment in the property.

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

Our qualification as a REIT.

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code).  Accordingly, we will not be subjected to income tax to the extent we distribute 100% of our REIT taxable income (which is generally ordinary income, computed by excluding the dividends paid deduction, income from prohibited transactions, income from foreclosure property and any net capital income) to stockholders and provided that we comply with certain income, asset and ownership tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and, therefore, continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, as set forth in the REIT tax laws, to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of non-dealer real property, including mortgages or interest in real property, dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.  Also in order to maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income on an annual basis to our stockholders.  Such dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% dividend distribution requirement.  Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

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

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of qualifying assets and at least 80% of our portfolio must be comprised of qualifying assets and real estate-related assets under the Investment Company Act.  Qualifying assets for this purpose include whole pool Agency MBS that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act.  We intend to treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption limits the types of assets we may acquire from time to time.  In addition, although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption.  Further, to the extent that the SEC staff provides different guidance regarding any of the matters bearing upon this exemption, we may be required to adjust our strategy which may require us to sell a substantial portion of our assets under potentially adverse market conditions or acquire assets in order for us to regain compliance.  If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K.

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

Properties Owned Through Subsidiary Corporations

At December 31, 2009, we indirectly owned 100% interest in Lealand, an apartment property located at 2945 Cruse Road, Lawrenceville, Georgia.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Item 3.     Legal Proceedings.

The Company is not a party to any legal proceedings.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 4A.  Executive Officers of the Company.

The following table sets forth certain information with respect to each of our executive officers at December 31, 2009.  The Board appoints or annually reaffirms the appointment of all of our executive officers:

Officer	Age	Position Held
Stewart Zimmerman	65	Chairman of the Board and Chief Executive Officer
William S. Gorin	51	President and Chief Financial Officer
Ronald A. Freydberg	49	Executive Vice President and Chief Investment and Administrative Officer
Craig L. Knutson	50	Executive Vice President – Investments
Teresa D. Covello	44	Senior Vice President, Chief Accounting Officer and Treasurer
Timothy W. Korth	44	General Counsel, Senior Vice President and Corporate Secretary
Kathleen A. Hanrahan	44	Senior Vice President – Accounting

Stewart Zimmerman has served as our Chief Executive Officer and a Director since 1997 and was appointed Chairman of the Board during 2003.  From 1997 through 2008, Mr. Zimmerman also served as our President.  From 1989 through 1997, he initially served as a consultant to The America First Companies and became Executive Vice President of America First Companies, L.L.C.  During this time, he held a number of positions:  President and Chief Operating Officer of America First REIT, Inc. and President of several mortgage funds, including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2, America First PREP Fund II Pension Series L.P., Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2-Limited Partnership.  Previously, Mr. Zimmerman held various progressive positions with other companies, including Security Pacific Merchant Bank, EF Hutton & Company Inc., Lehman Brothers, Bankers Trust Company and Zenith Mortgage Company.  Mr. Zimmerman holds a Bachelors of Arts degree from Michigan State University.

William S. Gorin serves as our President and Chief Financial Officer.  He served as Executive Vice President from 1997 through his appointment as our President during 2008, and has been our Chief Financial Officer since 2001.  Mr. Gorin has also served as our Secretary and Treasurer.  From 1989 to 1997, Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, serving as a First Vice President in the Research Department.  Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group.  From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company Inc. in various positions in corporate finance and direct investments.  Mr. Gorin has a Masters of Business Administration degree from Stanford University and a Bachelor of Arts degree in Economics from Brandeis University.

Ronald A. Freydberg serves as our Executive Vice President and Chief Investment and Administrative Officer.  He served as Executive Vice President and Chief Investment Officer through his appointment as our Chief Investment and Administrative Officer in 2009 and as Executive Vice President and Chief Portfolio Officer from 2001 through his appointment as Chief Investment Officer during 2008.  From 1997 to 2001, he served as our Senior Vice President.  From 1995 to 1997, Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed-income quantitative analysis and structuring specialist.  From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co.  From 1994 to 1995, he was with the Global Markets Group.  In that position, he was involved in commercial mortgage-backed securitization and sale of distressed commercial real estate, including structuring, due diligence and marketing.  From 1985 to 1988, Mr. Freydberg was employed by Citicorp.  Mr. Freydberg holds a Masters of Business Administration from George Washington University and a Bachelor of Arts degree in Business Administration from Muhlenberg College.

Craig L. Knutson serves as our Executive Vice President - Investments.  He served as Senior Vice President during 2008 through his appointment as Executive Vice President during 2009.  From 2004 to 2007, Mr. Knutson served as Senior Executive Vice President of CBA Commercial, LLC, an acquirer and securitizer of small balance commercial mortgages.  From 2001 to 2004, Mr. Knutson served as President and Chief Operating Officer of ARIASYS Inc.  From 1986 to 1999, Mr. Knutson held various progressive positions in the mortgage trading departments of First Boston Corporation (later Credit Suisse), Smith Barney and Morgan Stanley.  In these capacities, Mr. Knutson traded Agency and private label MBS as well as whole loans (unsecuritized mortgages).  From 1981 to 1984, Mr. Knutson served as an Analyst and then Associate in the Investment Banking Department of E.F. Hutton & Company Inc. Mr. Knutson holds a Masters of Business Administration degree from Harvard University and a Bachelor of Arts degree in Economics and French from Hamilton College.

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

Timothy W. Korth II serves as our General Counsel, Senior Vice President and Corporate Secretary, which positions he has held since July 2003.  From 2001 to 2003, Mr. Korth was a Counsel at the law firm of Clifford Chance US LLP, where he specialized in corporate and securities transactions involving REITs and other real estate companies and, prior to such time, had practiced law with that firm and its predecessor, Rogers & Wells LLP, since 1992.  Mr. Korth is admitted as an attorney in the State of New York and has a Juris Doctor and a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 8, 2010, the last sales price for our common stock on the New York Stock Exchange was $7.32 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2009 and 2008:

	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$ 6.36	$ 5.03	$ 11.07	$ 5.00
June 30	$ 6.95	$ 5.42	$ 7.47	$ 6.10
September 30	$ 8.39	$ 6.56	$ 7.70	$ 5.24
December 31	$ 8.11	$ 7.12	$ 6.36	$ 3.98

Holders

As of February 2, 2010, we had 833 registered holders and approximately 55,361 beneficial owners of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2009.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2009 and 2008, we declared total cash dividends to holders of our common stock of $250.6 million ($0.99 per share) and $158.5 million ($0.81 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2009 and 2008, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2009 and 2008:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2009	April 1, 2009	April 13, 2009	April 30, 2009	$ 0.22
	July 1, 2009	July 13, 2009	July 31, 2009	$ 0.25
	October 1, 2009	October 13, 2009	October 30, 2009	$ 0.25
	December 16, 2009	December 31, 2009	January 29, 2010	$ 0.27

2008	April 1, 2008	April 14, 2008	April 30, 2008	$ 0.18
	July 1, 2008	July 14, 2008	July 31, 2008	$ 0.20
	October 1, 2008	October 14, 2008	October 31, 2008	$ 0.22
	December 11, 2008	December 31, 2008	January 30, 2009	$ 0.21 (1)

(1)	For income tax purposes, a portion of the dividend declared on December 11, 2008 was treated as a dividend for stockholders in 2009.

Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.  We have not established a minimum payout level for our common stock.  See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  The Bank of New York Mellon is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent.  Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.bnymellon.com/shareowner/isd or from our website at www.mfa-reit.com.  During 2009, we sold 59,090 shares of common stock through the DRSPP generating net proceeds of $394,854.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may, from time to time, publicly offer and sell shares of our common stock through Cantor Fitzgerald & Co. (or Cantor) in privately negotiated and/or at-the-market transactions.  During 2009, we issued 2,810,000 shares of common stock in at-the-market transactions through our CEO Program, raising net proceeds of $16,355,764 and, in connection with these transactions, paid Cantor fees and commissions of $333,791.

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

The following table presents certain information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	532,000	$ 10.14	1,123,974
Equity compensation plans not approved by stockholders	-	-	-
Total	532,000	$ 10.14	1,123,974

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this annual report on Form 10-K.

	At or For the Year Ended December 31,
(In Thousands, Except per Share Amounts)	2009	2008	2007	2006	2005
Operating Data:
Interest and dividend income on investment securities	$504,464	$519,788	$380,328	$216,871	$235,798
Interest income on cash and cash equivalent investments	1,097	7,729	4,493	2,321	2,921
Interest expense	(229,406)	(342,688)	(321,305)	(181,922)	(183,833)
Gain on MBS Forwards, net	8,829	-	-	-	-
Net gain/(loss) on sale of investment securities (1)	22,617	(24,530)	(21,793)	(23,113)	(18,354)
Loss on termination of Swaps, net (2)	-	(92,467)	(384)	-	-
Impairments recognized in earnings (3)	(17,928)	(5,051)	-	-	(20,720)
Other income	1,563	1,901	2,317	2,264	1,811
Operating and other expense	(23,047)	(18,885)	(13,446)	(11,185)	(10,829)
Income from continuing operations	268,189	45,797	30,210	5,236	6,794
Discontinued operations, net	-	-	-	3,522	(86)
Net income	$268,189	$45,797	$30,210	$8,758	$6,708
Preferred stock dividends	8,160	8,160	8,160	8,160	8,160
Net income/(loss) to common stockholders	$260,029	$37,637	$22,050	$598	$(1,452)
Income/(loss) per common share from continuing operations – basic and diluted	$1.06	$0.21	$0.24	$(0.03)	$(0.02)
Income per common share from discontinued operations – basic and diluted	$-	$-	$-	$0.04	$-
Income/(loss) per common share – basic and diluted	$1.06	$0.21	$0.24	$0.01	$(0.02)
Dividends declared per share of common stock (4)	$0.990	$0.810	$0.415	$0.210	$0.405
Dividends declared per share of preferred stock	$2.125	$2.125	$2.125	$2.125	$2.125

Balance Sheet Data:
Investment securities	$8,757,954	$10,122,583	$8,302,797	$6,340,668	$5,714,906
Total assets	9,627,209	10,641,419	8,605,859	6,443,967	5,846,917
Repurchase agreements	7,195,827	9,038,836	7,526,014	5,722,711	5,099,532
Preferred stock, liquidation preference	96,000	96,000	96,000	96,000	96,000
Total stockholders’ equity	2,168,262	1,257,077	927,263	678,558	661,102

(1)
2009:  During 2009, we sold 36 of our longer-term Agency MBS with an amortized cost of $628.3 million for $650.9 million, realizing gross gains of $22.6 million.  2008:  In response to tightening of market credit conditions in the first quarter, we adjusted our balance sheet strategy, decreasing our target debt-to-equity multiple range from 8x to 9x to 7x to 9x.  In order to implement this strategy, we reduced our borrowings, by selling MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  2007:  We selectively sold $844.5 million of Agency and AAA rated MBS, realizing a net loss of $21.8 million.  2006 and 2005: Beginning in the fourth quarter of 2005 through the second quarter of 2006, we reduced our asset base through a strategy under which we, among other things, sold our higher duration and lower yielding MBS.  During 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million, and, during 2005, sold $564.8 million of MBS, which resulted in an $18.4 million loss on sale.  (See Note (3) below.)

(2)
In March 2008, we terminated 48 Swaps, with an aggregate notional amount of $1.637 billion, in connection with the repayment of the repurchase agreements hedged by such Swaps.  These transactions resulted in the Company recognizing net losses of $91.5 million.  (See Note (1), above).  In addition, during 2008, we recognized losses of $986,000 in connection with two Swaps terminated in connection with the bankruptcies related to Lehman Brothers Holdings Inc. (or Lehman) in September 2008.

(3)
2009:  Reflects total other-than-temporary impairment losses of $85.1 million on Non-Agency MBS acquired prior to July 2007, of which $17.9 million was credit related and recognized through earnings and $67.2 million was related to other factors and recognized in other comprehensive income.  2008:  Includes impairments of $5.1 million, of which $4.9 million reflected a full write-off of two unrated investment securities and $183,000 was an impairment charge against one Non-Agency MBS that was rated BB.  2005: As part of a repositioning of our MBS portfolio, at December 31, 2005 we determined that we no longer had the intent to continue to hold certain MBS that were in an unrealized loss position.  As a result, we recognized other-than-temporary impairment charges of $20.7 million against 30 MBS with an amortized cost of $842.2 million.  The subsequent sale of these securities during 2006 resulted in a gain/recovery of $1.6 million.

(4)
We generally declare dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend, which is typically declared during the fourth calendar quarter for tax reasons.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this annual report on Form 10-K.

GENERAL

Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our leveraged investments and our operating costs.

At December 31, 2009, we had total assets of $9.627 billion, of which $8.758 billion, or 91.0%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.665 billion of Agency MBS and $1.093 billion of Non-Agency MBS, of which 99.8% represented the senior most tranches within the MBS structure.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, MBS Forwards, restricted cash and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS, the availability of adequate financing for our leveraged investments, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our repurchase agreement borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our MBS to decline, thereby slowing the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our repurchase agreement borrowings to decrease; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to lower interest rates; (iv) prepayments on our MBS to increase, thereby accelerating the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

The mortgages collateralizing our MBS portfolio predominantly include Hybrids and ARMs and, to a significantly lesser extent, fixed-rate mortgages.   In general, we expect that over time ARM-MBS will prepay faster than fixed-rate MBS, as we believe that homeowners with Hybrids and ARMs exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.  In addition, we anticipate that prepayments on ARM-MBS accelerate significantly as the coupon reset date approaches.

At December 31, 2009, 81.3% of our Non-Agency MBS were purchased at a discount, a portion of which is accreted into interest income over the life of the security.  The accretion of purchase discounts increases the yield on such MBS above the stated coupon interest rate.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary by security over time, based upon the amount of purchase discount, actual credit performance and CPRs experienced.

Over the last consecutive eight quarters, ending with December 31, 2009, the average three-month CPR on our MBS portfolio ranged from a low of 8.5% to a high of 20.2%, with an average three-month CPR of 14.3%.  Our premium amortization, which reduces the yield earned on our MBS purchased at a premium to par, is impacted by the amount of our purchase premiums relative to our MBS investments and is also affected by the speed at which such MBS prepay.  At December 31, 2009, we had net purchase premiums of $96.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $603.1 million, or 36.8% of current par value, on Non-Agency MBS.  Purchase discounts on our Non-Agency MBS included $455.0 million designated as credit reserves that are not expected to be accreted into interest income.  In addition, included in our MBS Forwards of $86.0 million were linked MBS with a fair value of $329.5 million, with related purchase discounts of $55.9 million, of which $33.3 million was designated as credit reserves.

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the constant repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the constant default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency and Non-Agency MBS may differ significantly.  For the year ended December 31, 2009, our Agency MBS portfolio experienced a weighted average CPR of 16.8%, and our Non-Agency MBS portfolio (including linked MBS, which are reported as a component of MBS Forwards) experienced a CPR of 14.9%. The following table presents the quarterly average CPR experienced on our MBS portfolio, on an annualized basis, for the quarterly periods presented:

	CPR
Quarter Ended	2009	2008
December 31	19.0%	8.5%
September 30	20.2	10.3
June 30	16.0	15.8
March 31	12.2	14.3

As of December 31, 2009, assuming a 15% CPR on our Agency MBS, which approximates the speed at which we estimate that our Agency MBS generally prepay over time, 29.4% of our Agency MBS portfolio was expected to reset or prepay during the next 12 months and 89.2% of our Agency MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 29 months.  As of December 31, 2009, our repurchase financings secured by our Agency MBS were scheduled to reset in approximately 13 months on average, including the impact of Swaps, resulting in an asset/liability mismatch of approximately 16 months for our Agency MBS and related repurchase financings.  (See following discussion on “Recent Market Conditions and Our Strategy.”)

Loans underlying Agency MBS generally reset based on the same benchmark index, while Non-Agency MBS may be collateralized by mortgage loans that reset based on various benchmark indices and may contain fixed-rate mortgages.  The ARMs collateralizing our Agency MBS are primarily comprised of Hybrids, which have interest rates that are typically fixed for three to ten years at origination and, thereafter, generally adjust annually to an increment over a specified interest rate index and, to a lesser extent, ARMs, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.  At December 31, 2009, our Agency ARM-MBS were indexed as follows: 77.1% to 12-month LIBOR; 5.7% to six-month LIBOR; 12.7% to the one-year CMT, 4.1% to the 12-month MTA and 0.4% to COFI.

Our MFR MBS were purchased at significant discounts to par value, a portion of which is accreted into interest income over the life of the security, thus increasing the yield on such MBS above the stated coupon rate.  The amount of purchase discount not designated as credit reserve is accreted as principal is repaid on the MBS.  MBS principal repayments will result from scheduled amortization and prepayments on the underlying mortgage loans or, in the event of default, from proceeds received for the liquidation of the underlying mortgaged property.

To the extent that the expected yields on our Non-Agency MBS are significantly greater than expected yields on non-credit sensitive assets, Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than non-credit sensitive assets.  The extent to which our yield is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at December 31, 2009:

Lifetime Caps on Agency ARMs		Interim Interest Rate Caps on Agency ARMs
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
8.0% to 10.0%	24.5%	≤1.0%	1.2%
>10.0% to 12.0%	70.6	>1.0% and ≤3.0%	6.8
>12.0% to 15.0%	4.9	>3.0% and ≤5.0%	82.1
	100.0%	>5.0%	5.3
		No interim caps	4.6
			100.0%

As of December 31, 2009, approximately $7.777 billion, or 88.8%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $981.3 million, or 11.2%, was in its contractual adjustable-rate period.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semi-annual basis.  In addition, at December 31, 2009, we had $442.6 million of MBS with interest rates that reset monthly.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2009, we had net unrealized gains of $263.3 million on our Agency MBS, comprised of gross unrealized gains of $267.0 million and gross unrealized losses of $3.7 million, and had net unrealized gains on our Non-Agency MBS of $76.1 million, comprised of gross unrealized gains of $135.8 million and gross unrealized losses of $59.7 million.  We did not intend to sell any of our MBS that were in an unrealized loss position at December 31, 2009 and expect that we will be able to hold such MBS until recovery, which may be at their maturity.  (See following discussion on “Market Conditions”.)

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and, to a lesser extent, Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings may change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which were comprised entirely of Swaps during 2009.  Our Swaps are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  During 2009, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $963.4 million expire.

At December 31, 2009, our Swaps were in an unrealized loss position of $152.5 million.  We expect the unrealized losses on our Swaps to lessen over the course of 2010, as our Swaps amortize and their remaining term shortens.  During 2010, $821.2 million, or 27.3% of our $3.007 billion Swap notional amount, is scheduled to expire.

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to: expanding our investments in Non-Agency MBS, developing or acquiring asset management or third-party advisory services, creating new investment vehicles to manage MBS and/or other real estate-related assets.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Recent Market Conditions and Our Strategy

The current financial environment is driven by exceptional monetary easing.  Funding through repurchase agreements remains available to us at attractive rates from multiple counterparties.  However, we continue to refrain from adding interest-rate sensitive Agency MBS at high purchase premiums and historically low yields and instead continue to acquire Non-Agency MBS at a discount.  At December 31, 2009, our MFR MBS portfolio was $888.4 million.  In addition, at December 31, 2009, through MFR, we had Non-Agency MBS of $329.5 million with linked repurchase borrowings of $245.0 million that, along with associated interest receivables and payables, were reported net, as MBS Forwards on our consolidated balance sheet.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns with less leverage and less sensitivity to yield curve and interest rate cycles and prepayments.

At December 31, 2009, we had borrowings under repurchase agreements with 17 counterparties and a resulting debt-to-equity multiple of 3.3 times.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and  cash and collateral to meet potential margin calls (or our Cushion).  Our Cushion is comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties.  At December 31, 2009, our Cushion was $762.4 million, consisting of $653.5 million of cash and cash equivalents, $54.8 million of unpledged Agency MBS and $54.1 million of excess collateral.

The following table presents certain benchmark interest rates at the dates indicated:

Year	Quarter Ended	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
2009	December 31	0.23%	0.43%	0.98%	0.47%	1.14%	3.84%	0.00 - 0.25%
	September 30	0.25	0.63	1.26	0.40	0.96	3.31	0.00 – 0.25
	June 30	0.31	1.11	1.61	0.56	1.11	3.52	0.00 – 0.25
	March 31	0.50	1.74	1.97	0.57	0.80	2.69	0.00 – 0.25

2008	December 31	0.44%	1.75%	2.00%	0.37%	0.77%	2.21%	0.00 - 0.25%
	September 30	3.93	3.98	3.96	1.78	1.99	3.83	2.00
	June 30	2.46	3.11	3.31	2.36	2.62	3.98	2.00
	March 31	2.70	2.61	2.49	1.55	1.63	3.43	2.25

The market value of our Agency MBS was positively impacted by the Federal Reserve’s program to purchase $1.25 trillion of Agency MBS.  These governmental purchases increased market prices of Agency MBS during 2009, thereby reducing their market yield.  As a result, we did not acquire any Agency MBS during 2009, and instead opportunistically sold 36 of our longer term-to-reset Agency MBS.  These sales of $650.9 million of Agency MBS resulted in gross gains of $22.6 million and decreased our sensitivity to the impact of potential increases in market interest rates in the future.  The Federal Reserve has indicated it will complete its planned purchases of Agency MBS by the end of March 2010.  If no further action is taken by the Federal Reserve, the market value of Agency MBS may decline, which among other things, could cause the market value of our Agency MBS to decline while providing an opportunity for us to invest in such assets at higher yields during 2010.

During 2009, we acquired Non-Agency MBS at an aggregate cost of $1.148 billion (including linked MBS) at an average price to par value of 63.3%.  At December 31, 2009, the MFR MBS (including linked MBS) had weighted average structural credit enhancement of 10.0%.  We are exposed to credit risk in our Non-Agency MBS portfolio; however, the credit support built into MBS deal structures is designed to provide a level of protection against potential credit losses.  In addition, the discounted purchase prices paid on the MFR MBS provides further insulation from credit losses in the event, as we expect, that we receive less than 100% of par on such assets.  Our Non-Agency investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase MFR MBS, we assign certain assumptions to each of the MBS with respect to voluntary prepayment rates, default rates and loss severities, and establish a credit discount amount for substantially all of these MBS.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance versus our expected performance at purchase or, if we have modified our original purchase assumptions, versus our revised performance expectations.  To the extent that actual performance of a MFR MBS deviates materially from our expected performance parameters, we may revise our performance expectations, including revisions to the credit discounts established for these MBS.  Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.

Unlike our Agency MBS, the yield on the MFR MBS are expected to increase if prepayment rates on such assets exceed our prepayment assumptions, as purchase discounts are accreted into income.  During 2009, our Non-Agency MBS portfolio earned $64.1 million, of which $48.0 million was attributable to MFR MBS and $16.1 million was earned on Non-Agency MBS that we acquired prior to July 2007 (or Legacy Non-Agency MBS).  In addition, we had a net gain of $8.8 million on our MBS Forwards, all of which was attributable to MFR MBS purchased as part of linked transactions during the second half of 2009.  At December 31, 2009, $1.093 billion, or 12.5%, of our MBS portfolio was invested in Non-Agency MBS, of which $888.4 million were MFR MBS and $204.7 million were Legacy Non-Agency MBS.  In addition, we had forward contracts to repurchase $329.5 million of MFR MBS that are accounted for as linked transactions and reported as a component of our MBS Forwards.

Market demand for Non-Agency MBS increased over the course of 2009 and as a result, the fair values of our Non-Agency MBS increased.  Accordingly, while Non-Agency MBS remain available at a discount, such discounts have narrowed relative to discounts available in early 2009 and late 2008 and may continue to narrow in the future, reducing the market yields on these assets.  Nevertheless, we believe that despite higher market prices and lower yields, that loss-adjusted returns on Non-Agency MBS continue to represent attractive investment opportunities, and we are positioned to continue to take advantage of such opportunities and, based on market conditions, currently anticipate allocating additional capital to invest in such assets during 2010.  However, we expect that the majority of our assets will remain in whole-pool Agency MBS, due to the long-term attractiveness of the asset class.

MFR MBS

The tables below present our MFR MBS portfolio.  (See the tables on page 44 of this annual report on Form 10-K for information about our entire Non-Agency MBS portfolio)  Information presented with respect to weighted average loan to value, weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.  The tables below include Non-Agency MBS with a fair value of $329.5 million that are accounted for as linked transactions and reported as a component of our MBS Forwards.  Transactions that are currently linked may or may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and performance, we consider linked MBS as part of our MBS portfolio.  As such, we have included MBS that are a component of linked transactions in the tables below.

The following table presents certain information, detailed by year of initial MBS securitization and FICO score, about the underlying loan characteristics of our MFR MBS at December 31, 2009:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	28	43	38	8	14	5	136
MBS current face	$ 344,081	$ 505,638	$ 461,367	$ 108,462	$ 289,437	$ 36,078	$1,745,063
Gross purchase discounts	$ (128,116)	$ (197,996)	$ (117,195)	$ (63,131)	$ (140,299)	$ (13,454)	$ (660,191)
Purchase discounts designated as credit reserves (3)	$ (89,111)	$ (132,317)	$ (68,329)	$ (56,061)	$ (132,540)	$ (9,901)	$ (488,259)
MBS amortized cost	$ 215,965	$ 307,642	$ 344,172	$ 45,331	$ 149,138	$ 22,624	$1,084,872
MBS fair value	$ 248,808	$ 357,546	$ 370,712	$ 58,465	$ 157,978	$ 24,438	$1,217,947
Weighted average fair value to current face	72.3%	70.7%	80.4%	53.9%	54.6%	67.7%	69.8%
Weighted average coupon (4)	5.60%	5.42%	4.55%	3.73%	2.75%	3.22%	4.63%
Weighted average loan age (months) (4) (5)	38	44	57	35	43	57	46
Weighted average loan to value at origination (4) (6)	70%	71%	69%	76%	74%	74%	71%
Weighted average FICO score at origination (4) (6)	736	731	734	706	703	707	726
Owner-occupied loans	90.1%	87.3%	84.5%	81.7%	82.6%	81.0%	85.9%
Rate-term refinancings	27.2%	20.0%	19.1%	21.8%	13.5%	10.2%	20.0%
Cash-out refinancings	26.9%	30.4%	21.9%	32.7%	32.8%	31.5%	28.0%
3 Month CPR (5)	17.2%	14.5%	16.3%	20.2%	16.5%	21.2%	16.4%
3 Month CRR (5) (7)	11.4%	8.4%	10.3%	5.9%	3.7%	6.0%	8.5%
3 Month CDR (5) (7)	6.0%	6.1%	6.1%	14.5%	12.9%	15.4%	7.9%
60+ days delinquent (6)	20.0%	21.1%	11.6%	45.3%	34.2%	27.7%	22.2%
Credit enhancement (6) (8)	8.0%	9.7%	10.2%	11.2%	10.7%	18.9%	10.0%

(1)	FICO score is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.
(2)
Certain of our Non-Agency MBS have been re-securitized.  The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of re-securitization).  No information has been updated with respect to any MBS that have been re-securitized.

(3)	Purchase discounts designated as credit discounts are not expected to be accreted into interest income.
(4)	Weighted average is based on MBS current face at December 31, 2009.
(5)	Information provided is based on loans for individual group owned by us.
(6)	Information provided is based on loans for all groups that provide credit support for our MBS.
(7)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.
(8)
Credit enhancement for a security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect that security.

The mortgages securing our MFR MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including linked MBS, held at December 31, 2009:

Property Location	Percent
Southern California	28.4%
Northern California	19.8%
Florida	7.8%
New York	5.0%
Virginia	4.1%
Maryland	3.1%

Regulatory Developments

The U.S. Government, Federal Reserve, U.S. Treasury, FDIC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

For 2009, we had net income available to our common stockholders of $260.0 million, or $1.06 per common share, compared to net income of $37.6 million, or $0.21 per common share for 2008.

Interest income on our MBS portfolio for 2009 was $504.5 million compared to $519.7 million for 2008.  Excluding changes in market values, our average investment in MBS decreased by $261.3 million, or 2.7%, to $9.395 billion for 2009 from $9.656 billion for 2008.  The net yield on our MBS portfolio was essentially flat at 5.37% for 2009 compared to 5.38% for 2008.  For 2009, our MBS portfolio yield reflected the net impact of a decrease in the net yield on our Agency MBS portfolio that was offset by the positive impact of the yield on our significantly smaller MFR MBS portfolio.  The decrease in the net yield on our Agency MBS portfolio reflects the impact of the general decline in market interest rates, which caused prepayments on our Agency MBS to increase, the amortization of purchase premiums to accelerate, and the interest rates scheduled to adjust to reset to lower market rates.  During 2009, our average net purchase premiums on our MBS portfolio decreased significantly, as we continued to purchase Non-Agency MBS through MFR at discounts to par.  During 2009, we recognized net purchase premium amortization of $6.6 million, comprised of net premium amortization of $23.8 million, or 25 basis points, primarily on our Agency and Legacy Non-Agency MBS portfolio, and purchase discount accretion of $17.2 million, or 18 basis points, primarily on our MFR MBS.  During 2008, we recognized net premium amortization of $18.9 million, comprised of gross premium amortization of $19.1 million and gross discount accretion of $253,000.  Our average CPR for 2009 was 16.7% compared to 12.0% for 2008.  At December 31, 2009, we had net purchase premiums of $96.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $603.1 million, including purchase credit discounts of $455.0 million, on our Non-Agency MBS.

The following table presents information about our average balances on our MBS portfolio categories and associated income generated from each of our investment security categories during the year ended December 31, 2009 and December 31, 2008:

	Average Balance of Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
(Dollars in Thousands)
Year Ended December 31, 2009
Agency MBS	$8,747,168	$464,260	$(23,903)	$440,357	5.03%
MFR MBS (1)	352,993	30,753	17,251	48,004	13.60
Legacy Non-Agency MBS	295,048	16,019	84	16,103	5.46
Total	$9,395,209	$511,032	$(6,568)	$504,464	5.37%
Year Ended December 31, 2008
Agency MBS	$9,298,811	$518,504	$(18,617)	$499,887	5.38%
MFR MBS	503	57	-	57	11.33
Legacy Non-Agency MBS and other	358,815	20,098	(254)	19,844	5.53
Total	$9,658,129	$538,659	$(18,871)	$519,788	5.38%
(1)
Does not include linked MBS, which had a fair value of $329.5 million at December 31, 2009.  Had the linked MFR MBS not been accounted for as linked transactions, our MFR MBS would have had an average amortized cost of $440.7 million, coupon interest of $35.4 million, discount accretion of $18.9 million, resulting in interest income of $54.3 million and a net asset yield of 12.3%. (See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

The following table presents the components of the net yield earned on our MBS portfolios and CPRs experienced for the quarterly periods presented:

Year	Quarter Ended	Gross Yield/Stated Coupon	Net (Premium Amortization)/ Discount Accretion	Other (1)	Net Yield	CPR
2009	December 31, 2009	5.28%	0.08%	0.21%	5.57%	19.0%
	September 30, 2009	5.37	(0.03)	0.09	5.43	20.2
	June 30, 2009	5.46	(0.15)	(0.04)	5.27	16.0
	March 31, 2009	5.50	(0.17)	(0.10)	5.23	12.2

2008	December 31, 2008	5.54	(0.14)	(0.11)	5.29	8.5
	September 30, 2008	5.58	(0.17)	(0.11)	5.30	10.3
	June 30, 2008	5.77	(0.26)	(0.15)	5.36	15.8
	March 31, 2008	6.01	(0.24)	(0.15)	5.62	14.3

(1)	Reflects the cost of delay in receiving principal on the MBS and the (cost)/benefit to carry purchase (premiums)/discounts respectively.

Interest income from our cash investments, which are comprised of high quality money-market investments, decreased by $6.6 million to $1.1 million for 2009 from $7.7 million for 2008.  Our average cash investments increased to $458.6 million and yielded 0.24% for 2009 compared to average cash investments of $322.0 million yielding 2.40% for 2008.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.  During 2009, we raised net proceeds of $386.7 million through a public offering of our common stock.  The cash proceeds of this transaction were temporarily held in money market accounts until invested in Non-Agency MBS.  The yield on our cash investments generally follows the direction of the target federal funds rate, which has remained at a range of 0% to 0.25% since December 2008.

Our interest expense for 2009 decreased by $113.3 million, or 33.1%, to $229.4 million from $342.7 million for 2008, reflecting the decrease in short-term interest rates and decrease in our average borrowings.  We experienced a 113 basis point decrease in the cost of our borrowings to 2.83% for 2009, from 3.96% for 2008.  The average amount outstanding under our repurchase agreements for 2009 was $8.120 billion compared to $8.653 billion for 2008, reflecting our increased emphasis on purchasing Non-Agency MBS with limited or no leverage.  Payments made/received on our Swaps are a component of our borrowing costs.  Swaps accounted for interest expense of $120.8 million, or 149 basis points, for 2009 and $54.0 million, or 62 basis points, for 2008.  As a result of the reduction in our Agency MBS portfolio, we have substantially reduced our reliance on leverage through repurchase financings.  As of December 31, 2009, MFA’s overall debt-to-equity multiple was 3.3x versus 7.2x as of December 31, 2008.  By utilizing less leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  We expect that our funding costs will be flat or may decline modestly during the first quarter of 2010, as the notional balances of our Swaps continue to amortize.  Our funding costs for the remainder of 2010 will be impacted by market interest rates and the extent to which our borrowings under repurchase agreements change, which will be driven by market conditions, none of which can be predicted with any certainty.  (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 8.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	Leverage Multiple
December 31, 2009	3.3x
September 30, 2009	3.4
June 30, 2009	4.8
March 31, 2009	6.0
December 31, 2008	7.2

For 2009, our net interest income increased by $91.4 million to $276.2 million from $184.8 million for 2008.  This increase reflects an improvement in our net interest spread as MBS yields relative to our funding costs widened due to declining interest rates and the accretive impact of our MFR MBS.  Our net interest spread and margin were 2.31% and 2.80%, respectively, for 2009, compared to 1.32% and 1.85%, respectively, for 2008.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Balance of Amortized Cost of MBS (1)	Interest Income on MBS	Average Interest Earning Cash (2)	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
December 31, 2009 (3)	$8,721,342	$121,435	$579,631	$121,512	5.23%	$7,372,074	$46,287	2.50%	$75,225
September 30, 2009 (3)	9,165,267	124,399	437,444	124,548	5.18	7,774,620	52,976	2.70	71,572
June 30, 2009	9,604,374	126,477	358,343	126,737	5.09	8,369,408	58,006	2.78	68,731
March 31, 2009	10,107,407	132,153	457,953	132,764	5.03	8,984,456	72,137	3.26	60,627
December 31, 2008	10,337,787	136,762	284,178	137,780	5.19	9,120,214	87,522	3.82	50,258

(1)	Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.
(2)	Includes average interest earning cash, cash equivalents and restricted cash.
(3)	The information for the quarter presented, does not include the MBS or repurchase agreements that are accounted for as linked transactions.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
Quarter Ended	Net Interest Spread	Net Interest Margin (1)	Net Yield on MBS	Cost of Funding MBS	Net MBS Spread
December 31, 2009	2.73%	3.24%	5.57%	2.50%	3.07%
September 30, 2009	2.48	3.00	5.43	2.70	2.73
June 30, 2009	2.31	2.75	5.27	2.78	2.49
March 31, 2009	1.77	2.26	5.23	3.26	1.97
December 31, 2008	1.37	1.91	5.29	3.82	1.47
(1) Net interest income divided by average interest-earning assets.

During 2009, we recognized net impairment losses of $17.9 million in connection with 12 Legacy Non-Agency MBS.  At December 31, 2009, these Legacy Non-Agency MBS had an aggregate amortized cost of $188.0 million.  During 2008, we recognized other-than-temporary impairment charges of $5.1 million primarily against unrated investment securities; following these impairment charges, all of our unrated securities were carried at zero.

For 2009, we had net other operating income of $33.0 million, which was primarily comprised of gains of $22.6 million realized on the sale of 36 of our longer-term Agency MBS for $650.9 million and net gains of $8.8 million on our MBS Forwards.  While we generally hold our MBS for investment purposes, we may, from time-to-time, sell certain MBS to alter the repricing or other risk characteristics of our MBS portfolio.  The sale of our longer-duration Agency MBS during 2009 has reduced our sensitivity to future increases in market interest rates.  The $8.8 million gain on our MBS Forwards reflects appreciation of $3.8 million in the fair value of the underlying MBS, interest income of $6.2 million on the underlying MBS and interest expense of $1.2 million on the underlying repurchase agreements.  Future gains/losses on MBS Forwards will reflect changes in the market value of the underlying MBS and will be impacted by the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty.  If MBS Forwards become unlinked in the future, the underlying MBS and repurchase agreements and associated interest income and expense will be presented gross on our balance sheet and income statement.  Our net other operating loss of $115.1 million for 2008 reflected losses of $116.0 million incurred in March 2008 to implement our reduced-leverage strategy in response to the significant disruptions in the credit market.  To reduce leverage, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In addition, during 2008, we realized a loss of $986,000 for two Swaps that were terminated in connection with the bankruptcy of Lehman.

During 2009, we had operating and other expenses of $23.0 million, including real estate operating expenses and mortgage interest totaling $1.8 million attributable to our remaining real estate investment.  For 2009, our compensation and benefits and other general and administrative expense totaled $21.3 million, or 0.21% of average assets, while compensation and benefits and other general and administrative expense totaled $17.1 million, or 0.17% of average assets, for 2008.  The $3.6 million increase in our compensation expense to $14.1 million for 2009 compared to $10.5 million for 2008, primarily reflects increases to our contractual and general bonus pool, salary expense for additional hires primarily related to our MFR MBS investment strategy, salary increases, and vesting of equity based compensation awards.  Other general and administrative expenses, which were $7.2 million for 2009 compared to $6.6 million for 2008, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capabilities and data system upgrades.  We expect our total operating and other expense to increase for 2010, reflecting a full year of costs related to 2009 hires, the vesting of our equity based compensation awards, and the expansion of our analytical tools/systems.

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

Our interest expense for 2008 increased to $342.7 million from $321.3 million for 2007, reflecting a significant increase in our borrowings, partially offset by a significant decrease in the interest rates we paid on such borrowings reflecting the decrease in market interest rates.  The average amount outstanding under our repurchase agreements for 2008 increased by $2.424 billion, or 38.9%, to $8.653 billion from $6.229 billion for 2007.  The increase in our borrowing under repurchase agreements during 2008 primarily reflects our leveraging of multiple equity capital raises.  We experienced a 120 basis point decrease in our effective cost of borrowings to 3.96% for 2008, from 5.16% for 2007.  Payments made/received on our Swaps are a component of our borrowing costs.  Our Swaps accounted for interest expense of $54.0 million, or 62 basis points, for 2008 and decreased the cost of our borrowings by $6.5 million, or ten basis points, for 2007.  (See Notes 2(l) and 4 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

The following table presents information regarding our average balances, interest income and expense, yield on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Balance of Amortized Cost of MBS (1)	Interest Income on Investment Securities	Average Interest- Earning Cash, Cash Equivalents and Restricted Cash	Total Interest Income	Yield on Average Interest-Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
December 31, 2008	$ 10,337,787	$ 136,762	$ 284,178	$ 137,780	5.19%	$ 9,120,214	$ 87,522	3.82%	$ 50,258
September 30, 2008	10,530,924	139,419	281,376	140,948	5.21	9,373,968	85,033	3.60	55,915
June 30, 2008	8,844,406	118,542	375,326	120,693	5.23	8,001,835	76,661	3.85	44,032
March 31, 2008	8,902,340	125,065	347,970	128,096	5.54	8,100,961	93,472	4.64	34,624
December 31, 2007	7,681,065	109,999	196,344	112,284	5.70	6,975,521	88,881	5.05	23,403
(1) Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.

For 2008, we had aggregate net other losses and other-than-temporary impairment charges of $120.1 million compared to net other operating losses of $19.9 million for 2007.  We modified our leverage strategy in March 2008, to reduce risk in light of the significant disruptions in the credit markets, by decreasing our target debt-to-equity multiple range from 8x to 9x to 7x to 9x.  To effect this change, during the first quarter of 2008, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million, and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In addition, during 2008, we recognized losses of $986,000 in connection with two Swaps terminated in response to the Lehman bankruptcy in September 2008.  Lastly, we recognized other-than-temporary impairment charges of $5.1 million, of which $4.9 million reflected a full write-off against two unrated investment securities and $183,000 was an impairment charge against one Non-Agency MBS that was rated BB.  In the aggregate, these transactions resulted in net losses of $122.0 million for 2008.  During 2007, we realized losses of $21.8 million on the sale of Agency and AAA rated MBS, of which $22.0 million were incurred during the third quarter of 2007.  Also included in our other loss, net is revenue from our one real estate investment, which remained relativity flat at approximately $1.6 million.  We earned $303,000 and $424,000 in advisory fees during 2008 and 2007, respectively, and during 2007 recovered $257,000 of built-in-gains taxes paid in 2006 on the sale of real estate, which are included in miscellaneous other income, net.

For 2008, we had operating and other expenses of $18.9 million, including real estate operating expenses and mortgage interest totaling $1.8 million attributable to our investment in one multi-family rental property.  In May 2008, in response to equity market conditions, we postponed the initial public offering of MFResidential Investments, Inc. and, as a result, incurred total expenses of $1.2 million through December 31, 2008 in connection with this business initiative.  For 2008, our compensation and benefits and other general and administrative expense were $15.9 million, excluding the non-recurring legal fees of $1.2 million, or 0.16% of average assets, compared to $11.7 million, or 0.17% of average assets, for 2007.  The $3.9 million increase in our employee compensation and benefits expense for 2008 compared to 2007 primarily reflects an increase of $2.1 million for bonuses, an $821,000 increase in salary expense associated with additional hires and salary increases and a $923,000 increase for equity based compensation for employees.  Other general and administrative expenses, which were $5.5 million (excluding the $1.2 million of non-recurring legal fees discussed above) for 2008 compared to $5.1 million for 2007, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the SOX Act, office rent, corporate insurance, Board fees and miscellaneous other operating costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management has the obligation to ensure that our policies and methodologies are in accordance with GAAP.  During 2009, management reviewed and evaluated our critical accounting policies and believes them to be appropriate.

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

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are comprised of Agency and Non-Agency MBS, as discussed and detailed in Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.  All of our MBS are designated as available-for-sale and carried on the balance sheet at their fair value with changes in fair value recorded as adjustments to other comprehensive income/(loss), a component of stockholders’ equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

When the fair value of an available-for-sale security is less than its amortized cost at the balance sheet date, the investment is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized through other comprehensive income/(loss), a component of stockholder’s equity.

In making our assessments about other-than-temporary impairments, we review and consider factual information relating to us and our impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  Because our assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired, or not impaired, is subjective.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

During December 31, 2009, we recognized impairments against certain of our Legacy Non-Agency MBS.  Based on our assessments at December 31, 2009, we believe that we have the ability to continue to hold each of our remaining impaired securities until recovery, which may be at their maturity, and do not have any present plans to sell any MBS that were in an unrealized loss position.  As a result, we consider the impairment on each of our Non-Agency MBS for which no impairment was recognized through earnings at December 31, 2009 to be temporary.

With respect to our Agency MBS, the full collection of principal, at par, and interest is guaranteed by the respective Agency guarantor, such that we believe that our Agency MBS do not expose us to credit related losses.  At December 31, 2009, we had gross unrealized gains of $267.0 million and gross unrealized losses of $3.7 million on our Agency MBS portfolio.  At December 31, 2009, we did not intend to sell any of our Agency MBS that was in an unrealized loss position and determined that it was unlikely that we would be required to sell any such securities prior to their anticipated recovery based upon our asset quality and strong liquidity and capital position at such date.  Our ability to hold each of our impaired Agency MBS until market recovery is supported by our low leverage relative to our margin requirements at December 31, 2009.  Given that our Agency MBS portfolio was in a net unrealized gain position of $263.3 million at December 31, 2009, we could potentially sell Agency MBS that were in a gain position, if the need arose, allowing us to hold impaired Agency securities until recovery.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change.  Given that we rely on our Agency MBS as collateral for our financings under our repurchase agreements, significant declines in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any of our financing transactions.

The assessment of our ability and intent to continue to hold any of our impaired securities may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in our assessment of our ability and/or intent to hold impaired investment securities could result in us recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.  (See Note 2(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Fair Value Measurements

Fair Value is the exchange price in an orderly transaction, which is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  Fair Value focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  The framework for measuring fair value is comprised of a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of valuation hierarchy are as follows:

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

Our Agency MBS and our Swaps are valued by a third-party pricing services primarily based upon readily observable market parameters and are classified as Level 2 financial instruments.  The evaluation methodology of our third-party pricing service incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year CMT and LIBOR, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.

In valuing our Swaps, we consider our credit worthiness, the credit worthiness of our counterparties and collateral provisions contained in our Swap agreements.  Based on the collateral provisions, no credit related adjustment was made in determining the value of our Swaps (each of which was in a liability position to us) at December 31, 2009.

In determining the fair value of our Non-Agency MBS, we consider prices obtained from third-party pricing services, broker quotes received and other applicable market based data.  If listed prices or quotes are not available, then fair value is based upon internally developed models that are primarily based on observable market-based inputs.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service collects current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  Our Non-Agency MBS are valued primarily based upon readily observable market parameters and, as such are classified as Level 2 fair values.

We review the valuations provided by our pricing services for reasonableness using internally developed models that apply readily observable market inputs.  We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which, price transparency may be reduced.

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

Interest Income on our Non-Agency MBS

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on our assessment of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities, which may differ significantly from our prior projections.

Based on the projected cash flows from our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, may not be accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of a security with a credit discount is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit discount, or impairment charges and write-downs of such securities to a new cost basis could result.

Derivative Financial Instruments and Hedging Activities

A derivative, which is designated as a hedge, is recognized as an asset/liability and measured at fair value.  Our hedging instruments are currently comprised of Swaps, which hedge against increases in interest rates on our repurchase agreements.  Payments received on our Swaps decrease our interest expense, while payments made by us on our Swaps increase our interest expense.

To qualify for hedge accounting, we must, at inception of each hedge, anticipate and document that the hedge will be highly effective.  Thereafter we are required to monitor, on at a quarterly basis, whether the hedge continues to be, or if prior to the start date of the instrument is expected to be, effective.  Provided that the hedge remains effective, changes in the fair value of the hedging instrument are included in accumulated other comprehensive income/(loss), a component of stockholders’ equity.  If we determine that the hedge is not effective, or that the hedge is not expected to be effective, the ineffective portion of the hedge will no longer qualify for hedge accounting and, accordingly, subsequent changes in the fair value of the ineffective hedging instrument would be reflected in earnings.

The gain or loss from a terminated Swap remains in accumulated other comprehensive income/(loss) until the forecasted interest payments affect earnings.  However, if it is probable that the forecasted interest payments will not occur, then the hedge is no longer considered effective and the entire gain or loss is recognized though earnings.  As a result, if it is determined that a hedge becomes ineffective, it could have a material impact on our results of operations.  To date, except for gains and losses realized on Swaps that have been terminated, none of which occurred during 2009, we have not recognized any change in the value of our hedging instruments through earnings as a result of the hedge or a portion thereof being ineffective.

At December 31, 2009, we had 123 Swaps with an aggregate notional balance of $3.007 billion, with gross unrealized losses of $152.5 million.  (See Notes 2(l) and 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

Accounting for Stock-Based Compensation

We expense our equity based compensation awards over the vesting period of such awards using the straight-line method, based upon the fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(h) and 12 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market transactions.  Our most significant uses of cash are generally to repay principal and pay interest on our repurchase agreements, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  During the year ended December 31, 2009, we issued 60.6 million shares of common stock, of which 57.5 million shares were issued through a public offering, 2.8 million shares were issued pursuant to our CEO Program in at-the-market transactions, and 59,090 shares were issued pursuant to our DRSPP.  Through these issuances, we raised net capital of $403.4 million during the 2009.  At December 31, 2009, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

Our existing repurchase agreements are renewable at the discretion of our lenders and, as such, generally do not contain guaranteed roll-over terms.  Repurchase financing currently remains available to us at attractive rates from multiple counterparties.  To protect against unforeseen reductions in our borrowing capabilities, we maintain a Cushion, comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties.

At December 31, 2009, our debt-to-equity multiple was 3.3 times, compared to 7.2 times at December 31, 2008.  This reduction in our leverage multiple reflects a $1.843 billion decrease in our borrowings under repurchase agreements, a $497.3 million increase in our accumulated other comprehensive income reflecting the market appreciation of our MBS, the decrease in unrealized losses on our Swaps, and a $405.3 million increase in equity generated primarily from issuances of our common stock.  At December 31, 2009, we had borrowings under repurchase agreements of $7.196 billion with 17 counterparties and continued to have available capacity under our repurchase agreement credit lines, compared to repurchase agreements of $9.039 billion with 19 counterparties at December 31, 2008.

During the year ended December 31, 2009, we received cash of $1.933 billion from prepayments and scheduled amortization on our MBS portfolio and purchased $808.9 million of Non-Agency MBS funded with cash and repurchase financings.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the year ended December 31, 2009, we sold 36 of our longer-term Agency MBS for $650.9 million, reducing the average time-to-reset for our portfolio and realizing gross gains of $22.6 million.  We used net cash of $80.6 million in connection with our MBS Forwards, reflecting net cash used to purchase MBS that were linked to repurchase financings.

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

At December 31, 2009, we had a total of $7.838 billion of MBS and $67.5 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2009, we had a Cushion of $762.4 million available to meet potential margin calls, comprised of cash and cash equivalents of $653.5 million, unpledged Agency MBS of $54.8 million, and excess collateral of $54.1 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

The table below presents quarterly information about our 2009 margin transactions:

	Collateral Pledged to Meet Margin Calls
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Cash and Securities Received For Reverse Margin Calls	Net Assets (Pledged)/ Received For Margin Activity
(In Thousands)
December 31, 2009	$251,003	$47,238	$298,241	$146,594	$(151,647)
September 30, 2009	305,154	12,770	317,924	269,154	(48,770)
June 30, 2009	254,646	27,440	282,086	310,676	28,590
March 31, 2009	177,892	74,360	252,252	209,342	(42,910)

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal amounts due (which does not include interest payable) on our repurchase agreements, MBS Forwards, non-cancelable office leases and the mortgage loan on the property held by our real estate subsidiaries at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter
(In Thousands)
Repurchase agreements	$ 6,790,027	$ 289,800	$ 92,100	$ 23,900	$ -	$ -
MBS Forwards (1)	244,959	-	-	-	-	-
Mortgage loan	209	8,934	-	-	-	-
Long-term lease obligations	1,099	1,115	1,183	1,399	1,428	3,331
	$ 7,036,294	$ 299,849	$ 93,283	$ 25,299	$ 1,428	$ 3,331
(1) Reflect payments of principal due on repurchase agreements that are a component of our MBS Forwards.

During 2009, we paid cash dividends of $220.7 million on our common stock, $777,000 for dividend equivalent rights (or DERs), and $8.2 million on our preferred stock.  On December 16, 2009, we declared our fourth quarter 2009 common stock dividend of $0.27 per share, which totaled $75.9 million and included DERs of $226,000.  In addition, we had dividends payable on shares of our restricted common stock, which are payable to the extent that such shares vest.  These dividends and DERs were paid on January 29, 2010.

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

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our ARM-MBS portfolio to changes in interest rates.  In measuring our repricing gap (i.e., the weighted average time period until our ARM-MBS are expected to prepay or reset less the weighted average time period for liabilities to reset (or Repricing Gap)), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the ARM-MBS portfolios; and (b) the months remaining until our repurchase agreements mature, including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with December 31, 2009, the monthly CPR on our MBS portfolio ranged from a high of 20.4% experienced during the quarter ended September 30, 2009 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average three-month CPR of 14.3%.

The following table presents information at December 31, 2009 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our Agency MBS portfolio.

CPR	Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset (1)	Repricing Gap in Months
0% (2)	41	13	28
15%	29	13	16
20%	26	13	13
25%	23	13	10
(1)	Reflects the effect of our Swaps.
(2)	0% CPR reflects only scheduled amortization and contractual maturities.

At December 31, 2009, our financing obligations under repurchase agreements had a weighted average remaining contractual term of approximately three months.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For 2009, our Swaps increased our borrowing costs by $120.8 million, or 149 basis points.  At December 31, 2009, we had repurchase agreements of $7.196 billion, of which $3.007 billion were hedged with Swaps.  At December 31, 2009, our Swaps had a weighted average fixed-pay rate of 4.23% and extended 25 months on average with a maximum term of approximately five years.

At December 31, 2009, our Swaps were in an unrealized loss position of $152.5 million, compared to an unrealized loss position of $237.3 million at December 31, 2008.  We expect the unrealized losses on our Swaps to lessen over the course of 2010, as our Swaps amortize and their remaining term shortens.  During 2010, $821.2 million, or 27.3%, of our $3.007 billion Swap notional is scheduled to amortize or expire.  During 2009, we did not enter into or terminate any Swaps.

The interest rates for most of our ARM-MBS, once in their adjustable period, primarily reset based on LIBOR, and, to a lesser extent, CMT or MTA, while our borrowings, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  At December 31, 2009, 82.8% of our Agency ARM-MBS were LIBOR based (of which 77.1% were based on 12-month LIBOR and 5.7% were based on six-month LIBOR), 12.7% were based on CMT, 4.1% were based on MTA and 0. 4% were based on COFI.  Our Non-Agency MBS, which comprised 12.5% of our MBS portfolio (15.7% including linked MBS) at December 31, 2009, have interest rates that reset based on these benchmark indices as well, but are leveraged significantly less than our Agency MBS.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly, including the impact of Swaps, than the repricing of our assets.  Therefore, on average, our cost of borrowings generally rise or fall more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

The information presented in the following tables projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2009 and December 31, 2008.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2009 and 2008.

December 31, 2009 Shock Table
Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$ 8,897,702	$ (98,397)	$8,799,305	$(135,726)	(6.00)%	(1.52)%
+ 50 Basis Point Increase	$ 9,004,108	$(125,430)	$8,878,678	$ (56,353)	(2.88)%	(0.63)%
Actual at December 31, 2009	$ 9,087,494	$(152,463)	$8,935,031	-	-	-
- 50 Basis Point Decrease	$ 9,147,860	$(179,497)	$8,968,363	$ 33,332	0.83%	0.37%
-100 Basis Point Decrease	$ 9,185,205	$(206,530)	$8,978,675	$ 43,644	(0.48)%	0.49%
(1)	Includes linked MBS that are reported as a component of MBS Forwards on our consolidated balance sheet. Such MBS may not be linked in future periods.
(2)	Excludes cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

December 31, 2008 Shock Table
Change in Interest Rates	Estimated Value of MBS	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (1)	Estimated Change in Fair Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$ 9,864,455	$(155,435)	$9,709,020	$(176,272)	(6.26)%	(1.78)%
+ 50 Basis Point Increase	$10,017,306	$(196,363)	$9,820,943	$ (64,349)	(2.36)%	(0.65)%
Actual at December 31, 2008	$10,122,583	$(237,291)	$9,885,292	-	-	-
- 50 Basis Point Decrease	$10,180,280	$(278,219)	$9,902,061	$ 16,769	(0.84)%	0.17%
-100 Basis Point Decrease	$10,190,402	$(319,147)	$9,871,255	$ (14,037)	(6.95)%	(0.14)%
(1)	Excludes cash investments, which have overnight maturities and are not expected to change in value as interest rates change.

Certain assumptions have been made in connection with the calculation of the information set forth in the shock tables and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2009 and December 31, 2008.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the shock tables.

The shock tables quantify the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The shock tables present the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at December 31, 2009 and December 31, 2008, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and the reinvestment of such prepaid principal in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

When comparing the shock table results for December 31, 2009 to December 31, 2008, we note that the results for 2009 were impacted by our increase in investments in Non-Agency MBS (for which we used limited leverage, which decreased our leverage multiple), shorter terms to repricing on our repurchase agreements, and the decrease in our Swaps that hedge our repurchase agreements.

The impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.99 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.01) for December 31, 2009.  The table at December 31, 2008 was approximated using an effective duration of 0.79 and expected convexity of (1.88).  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

MARKET VALUE RISK

All of our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our MBS Forwards are reported in earnings.  The fair value of our MBS and MBS Forwards fluctuate primarily due to changes in interest rates and yield curves.  At December 31, 2009, our investment securities were comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS is generally not credit-related, changes in the fair value of our Non-Agency MBS and MBS Forwards may reflect both market conditions and credit conditions.  At December 31, 2009, our Non-Agency MBS had a fair value of $1.093 billion and an amortized cost of $1.017 billion, comprised of gross unrealized gains of $135.8 million and gross unrealized losses of $59.7 million.  Our MBS Forwards included MBS with a fair value of $329.5 million, including mark-to-market adjustments of $3.8 million, which were included in the $8.8 million net gain recognized on our MBS Forwards for the year ended December 31, 2009.

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

Our Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation.  The loans collateralizing our Non-Agency MBS are primarily comprised of Hybrids, with fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, ARMs and fixed-rate mortgages.  At December 31, 2009, 93.0% of our Non-Agency MBS were ARM-MBS and 7.0% were fixed-rate MBS.

The following table presents certain information, detailed by the year of initial MBS securitization and FICO score, about the underlying loan characteristics of our Non-Agency MBS (which does not include four MBS with an aggregate amortized cost of approximately $185,000 for which the information is not available) at December 31, 2009.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.  Transactions that are currently linked and, therefore, presented as MBS Forwards, may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and performance, we consider linked MBS as part of our MBS portfolio.  As such, we have included MBS that are a component of linked transactions in the tables below.

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	30	44	44	8	14	12	152
MBS current face	$ 480,274	$ 538,117	$ 506,803	$ 108,462	$ 289,437	$ 94,441	$2,017,534
MBS amortized cost	$ 339,777	$ 338,649	$ 387,922	$ 45,331	$ 149,138	$ 81,664	$1,342,481
MBS fair value	$ 346,552	$ 382,231	$ 407,338	$ 58,465	$ 157,978	$ 69,862	$1,422,426
Weighted average fair value to current face	72.2%	71.0%	80.4%	53.9%	54.6%	74.0%	70.5%
Weighted average coupon (3)	5.70%	5.43%	4.51%	3.73%	2.75%	4.02%	4.72%
Weighted average loan age (months) (3) (4)	36	44	58	35	43	67	46
Weighted average loan to value at origination (3) (5)	71%	70%	69%	76%	74%	76%	71%
Weighted average FICO score at origination (3) (5)	738	732	733	706	703	698	726
Owner-occupied loans	91.1%	87.8%	85.1%	81.7%	82.6%	78.4%	86.4%
Rate-term refinancings	28.5%	20.4%	19.6%	21.8%	13.5%	9.8%	20.7%
Cash-out refinancings	26.5%	30.9%	21.2%	32.7%	32.8%	36.9%	28.1%
3 Month CPR (4)	16.1%	15.0%	16.1%	20.2%	16.5%	18.8%	16.2%
3 Month CRR (4) (6)	9.8%	9.2%	10.4%	5.9%	3.7%	7.6%	8.6%
3 Month CDR (4) (6)	6.4%	5.9%	5.8%	14.5%	12.9%	11.4%	7.7%
60+ days delinquent (5)	19.7%	20.6%	11.8%	45.3%	34.2%	23.7%	21.6%
Credit enhancement (5) (7)	7.3%	9.4%	10.2%	11.2%	10.7%	29.5%	10.3%

(1)	FICO score is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness. FICO scores are reported borrower FICO scores at origination for each loan.
(2)
Certain of our Non-Agency MBS have been re-securitized.  The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of re-securitization).  No information has been updated with respect to any MBS that have been re-securitized.

(3)	Weighted average is based on MBS current face at December 31, 2009.
(4)	Information provided is based on loans for individual group owned by us.
(5)	Information provided is based on loans for all groups that provide credit support for our MBS.
(6)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.
(7)
Credit enhancement for a particular security consists of all securities and/or other credit support that absorb initial credit losses generated by a pool of securitized loans before such losses affect that security.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including linked MBS, held at December 31, 2009:

Property Location	Percent
Southern California	28.9%
Northern California	19.7%
Florida	7.7%
New York	4.8%
Virginia	3.9%
Maryland	3.0%

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

We pledge MBS and cash to secure our repurchase agreements including repurchase agreements that are a component of our MBS Forwards, and Swaps.  At December 31, 2009, we had $762.4 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $653.5 million, unpledged Agency MBS of $54.8 million and excess collateral of $54.1 million.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

For tax purposes, premiums paid on investments are amortized against interest income.  Conversely, discounts on such investments are accreted into interest income.  On a tax basis, amortization of premiums and accretion of discounts will differ for those reported for financial accounting purposes under GAAP.  At December 31, 2009, the net premium on our Agency MBS portfolio for financial accounting purposes was $96.9 million and the net purchase discount on our Non-Agency MBS portfolio was $603.1 million.  For tax purposes, we estimate that at December 31, 2009, our net purchase premiums on our Agency MBS was $95.9 million and the net purchase discount on our Non-Agency MBS was $658.2 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

CREDIT RISK

Although we do not expect to encounter credit risk in our Agency MBS business, we are exposed to credit risk in our Non-Agency MBS portfolio.  With respect to our Non-Agency MBS, credit support contained in MBS deal structures provide a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par.  Our Non-Agency investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase MFR MBS, we assign certain assumptions to each of the MBS with respect to voluntary prepayment rates, default rates and loss severities, and establish a credit discount amount for substantially all of these MBS.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance versus our expected performance at purchase or, if we have modified our original purchase assumptions, versus our revised performance expectations.  To the extent that actual performance of a MFR MBS deviates materially from our expected performance parameters, we may revise our performance expectations, including revisions to the credit discounts established for these MBS.  Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Financial, Inc.

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income/(loss) for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Financial, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations, its cash flows, and its comprehensive income/(loss) for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MFA Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other than temporary impairments with the adoption of the guidance originally issued in FASB Staff Position FAS115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topic 320, Investments-Debt and Equity Securities) effective April 1, 2009. The Company adopted the guidance in FASB Staff Position FAS140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (codified in FASB ASC Topic 860, Transfers and Servicing) effective January 1, 2009.

/s/ ERNST & YOUNG LLP

New York, New York
February 11, 2010

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2009	2008
(In Thousands, Except Per Share Amounts)
Assets:
Mortgage-backed securities (“MBS”) at fair value (including pledged MBS of $7,837,830 and $10,026,638, respectively) (Notes 2(b), 3, 4, 7, 8 and 13)	$8,757,954	$10,122,583
Cash and cash equivalents (Notes 2(c), 7, 8 and 13)	653,460	361,167
Restricted cash (Notes 2(d), 4, 7, 8 and 13)	67,504	70,749
Forward contracts to repurchase MBS (“MBS Forwards”), at fair value (Notes 2(l), 4, and 13)	86,014	-
Interest receivable (Note 5)	41,775	49,724
Real estate, net (Notes 2(f) and 6)	10,998	11,337
Securities held as collateral, at fair value (Notes 8 and 13)	-	17,124
Goodwill (Note 2(e))	7,189	7,189
Prepaid and other assets	2,315	1,546
Total Assets	$9,627,209	$10,641,419

Liabilities:
Repurchase agreements (Notes 2(g), 7, 8 and 13)	$7,195,827	$9,038,836
Accrued interest payable	13,274	23,867
Mortgage payable on real estate (Notes 6 and 13)	9,143	9,309
Interest rate swap agreements (“Swaps”), at fair value (Notes 2(l), 4, 8 and 13)	152,463	237,291
Obligations to return cash and security collateral, at fair value (Notes 8 and 13)	-	22,624
Dividends and dividend equivalent rights (“DERs”) payable (Notes 10(b) and 12(a))	76,286	46,385
Accrued expenses and other liabilities	11,954	6,030
Total Liabilities	$7,458,947	$9,384,342

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference) (Note 10)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 280,078 and 219,516 issued and outstanding, respectively (Note 10)	2,801	2,195
Additional paid-in capital, in excess of par	2,180,605	1,775,933
Accumulated deficit	(202,189)	(210,815)
Accumulated other comprehensive income/(loss) (Note 10(h))	187,007	(310,274)
Total Stockholders’ Equity	$2,168,262	$1,257,077
Total Liabilities and Stockholders’ Equity	$9,627,209	$10,641,419

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands, Except Per Share Amounts)
Interest Income:
MBS (Note 3)	$504,464	$519,738	$380,170
Cash and cash equivalent investments	1,097	7,729	4,493
Income notes	-	50	158
Interest Income	$505,561	$527,517	$384,821

Interest Expense (Notes 4 and 7)	229,406	342,688	321,305

Net Interest Income	$276,155	$184,829	$63,516

Other-Than-Temporary Impairments: (Note 3)
Total other-than-temporary impairment losses	$(85,110)	$(5,051)	$-
Portion of loss recognized in other comprehensive income/(loss)	67,182	-	-
Net Impairment Losses Recognized in Earnings	$(17,928)	$(5,051)	$-

Other Income/(Loss):
Gain on MBS Forwards, net (Note 4)	$8,829	$-	$-
Net gain/(loss) on sale of MBS (Note 3)	22,617	(24,530)	(21,793)
Revenue from operations of real estate (Note 6)	1,520	1,603	1,638
Loss on termination of Swaps, net (Note 4)	-	(92,467)	(384)
Miscellaneous other income, net	43	298	679
Other Income/(Losses)	$33,009	$(115,096)	$(19,860)

Operating and Other Expense:
Compensation and benefits (Note 12)	$14,065	$10,470	$6,615
Real estate operating expense and mortgage interest (Note 6)	1,793	1,777	1,764
Other general and administrative expense	7,189	6,638	5,067
Operating and Other Expense	$23,047	$18,885	$13,446

Net Income Before Preferred Stock Dividends	$268,189	$45,797	$30,210
Less: Preferred Stock Dividends (Note 10(a))	8,160	8,160	8,160
Net Income to Common Stockholders	$260,029	$37,637	$22,050

Income Per Share of Common Stock:
Basic and Diluted (Note 11)	$1.06	$0.21	$0.24

Dividends Declared Per Share of Common Stock (Note 10(b))	$0.990	$0.810	$0.415

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2009		2008		2007
	Dollars	Shares	Dollars	Shares	Dollars	Shares
(In Thousands, Except Per Share Amounts)
Preferred Stock, Series A 8.50% Cumulative Redeemable – Liquidation Preference $25.00 Per Share:
Balance at beginning and end of year	$38	3,840	$38	3,840	$38	3,840

Common Stock, Par Value $0.01:
Balance at beginning of year	$2,195	219,516	$1,229	122,887	$807	80,695
Issuance of common stock	606	60,562	966	96,629	422	42,192
Balance at end of year	$2,801	280,078	$2,195	219,516	$1,229	122,887

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$1,775,933		$1,085,760		$776,743
Issuance of common stock, net of expenses	402,646		688,863		308,506
Shares issued for common stock option exercises, net of shares withheld	116		(46)		-
Equity-based compensation expense	1,910		1,356		511
Balance at end of year	$2,180,605		$1,775,933		$1,085,760

Accumulated Deficit:
Balance at beginning of year	$(210,815)		$(89,263)		$(68,637)
Net income	268,189		45,797		30,210
Dividends declared on common stock	(250,576)		(158,512)		(42,231)
Dividends declared on preferred stock	(8,160)		(8,160)		(8,160)
Dividends attributable to DERs	(827)		(677)		(445)
Balance at end of year	$(202,189)		$(210,815)		$(89,263)

Accumulated Other Comprehensive Income/(Loss):
Balance at beginning of year	$(310,274)		$(70,501)		$(30,393)
Unrealized gains/(losses) on MBS, net	412,453		(102,215)		60,227
Unrealized gains/(losses) on Swaps	84,828		(137,558)		(100,252)
Unrealized loss on interest rate cap agreements (“Caps”), net	-		-		(83)
Balance at end of year	$187,007		$(310,274)		$(70,501)

Total Stockholders’ Equity at year end	$2,168,262		$1,257,077		$927,263

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Cash Flows From Operating Activities:
Net income	$268,189	$45,797	$30,210
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	-	25,101	22,143
Gains on sale of MBS	(22,617)	(571)	(350)
Losses on termination of Swaps	-	92,467	627
Gains on termination of Swaps	-	-	(243)
Other-than-temporary impairment charges	17,928	5,051	-
Amortization of purchase premium on MBS, net of accretion of discounts	6,560	18,871	27,535
Amortization of premium costs for Caps	-	-	278
Decrease/(increase) in interest receivable	7,949	(6,114)	(10,428)
Depreciation and amortization on real estate	512	451	432
Unrealized gain and other on MBS Forwards	(5,436)	-	-
(Increase)/decrease in prepaid and other assets and other	(350)	78	(460)
Increase in accrued expenses and other liabilities	5,924	997	2,176
(Decrease)/increase in accrued interest payable	(10,593)	3,655	(2,952)
Equity-based compensation expense	1,910	1,356	511
Negative amortization and principal accretion on investments securities	(12)	(534)	(537)
Net cash provided by operating activities	$269,964	$186,605	$68,942

Cash Flows From Investing Activities:
Principal payments on MBS and other investment securities	$1,933,202	$1,380,547	$1,697,287
Proceeds from sale of MBS	650,908	1,851,019	844,480
Purchases of MBS	(808,887)	(5,202,083)	(4,492,460)
Net additions to leasehold improvements, furniture, fixtures, and real estate investment	(666)	(180)	(495)
Net cash provided/(used) by investing activities	$1,774,557	$(1,970,697)	$(1,951,188)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(61,374,609)	$(63,987,878)	$(43,374,020)
Proceeds from borrowings under repurchase agreements	59,531,600	65,500,700	45,177,323
Principal payments on MBS Forwards	(353,235)	-	-
Proceeds from MBS Forwards	272,657	-	-
Proceeds from termination of Swaps	-	-	243
Payments on termination of Swaps	-	(91,868)	(627)
Payments made for margin calls on repurchase agreements and Swaps	(161,808)	(263,191)	(6,172)
Cash received for reverse margin calls on repurchase agreements and Swaps	159,626	202,459	1,655
Proceeds from issuances of common stock	403,368	689,783	308,928
Dividends paid on preferred stock	(8,160)	(8,160)	(8,160)
Dividends paid on common stock and DERs	(221,501)	(130,843)	(29,570)
Principal payments on mortgage loan	(166)	(153)	(144)
Net cash (used)/provided by financing activities	$(1,752,228)	$1,910,849	$2,069,456
Net increase in cash and cash equivalents	292,293	126,757	187,210
Cash and cash equivalents at beginning of period	361,167	234,410	47,200
Cash and cash equivalents at end of period	$653,460	$361,167	$234,410

Supplemental Disclosure of Cash Flow Information:
Interest paid	$241,912	$339,687	$332,566
Built-in gains taxes refunded on sales of real estate	$-	$-	$(91)
Noncash investing and financing activities:
Dividends and DERs declared and unpaid	$76,286	$46,385	$18,005

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Net income before preferred stock dividends	$268,189	$45,797	$30,210
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on investment securities arising during the year, net	433,733	(95,474)	49,352
Reclassification adjustment for MBS sales	(3,352)	(8,241)	10,875
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	(17,928)	1,500	-
Unrealized gain/(loss) on Swaps arising during the year, net	84,828	(186,530)	(100,252)
Unrealized loss on Caps arising during the year, net	-	-	(83)
Reclassification adjustment for net losses included in earnings from Swaps	-	48,972	-
Comprehensive income/(loss) before preferred stock dividends	$765,470	$(193,976)	$(9,898)
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Comprehensive Income/(Loss) to Common Stockholders	$757,310	$(202,136)	$(18,058)

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

Effective July 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification, (the “Codification”), which is now the source of authoritative GAAP.  While the Codification did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and incorporated into the Codification.  As a result, pre-Codification references to GAAP have been eliminated.

(b) MBS
Designation
The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an other-than-temporary impairment is recognized, as discussed below) and reported in other comprehensive income/(loss), a component of stockholders’ equity.  (See Note 2(j).)

Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income/(loss) to earnings as a realized gain or loss using the specific identification method.

Revenue Recognition, Premium Amortization and Discount Accretion
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms.  Premiums and discounts associated with MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and MBS not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”) rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method.  Adjustments to premium amortization are made for actual prepayment activity.

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities.  (See Notes 2(n) and 3.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Determination of MBS Fair Value
The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are indicative of market activity.  In determining the fair value of its Non-Agency MBS, management considers prices obtained from third-party pricing services, broker quotes received and other applicable market based data.  If listed prices or quotes are not available, then fair value is based upon internally developed models that are primarily based on observable market-based inputs.  (See Note 13.)

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

Balance Sheet Presentation
The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if a repurchase agreement is determined to be linked to the purchase of an MBS, then the MBS and linked repurchase borrowing will be reported net, as an MBS Forward.  (See Notes 2(l) and 4.)

(c) Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2009 and held $5.5 million of cash pledged by its counterparties at December 31, 2008.  At December 31, 2009, all of the Company’s cash investments were in high quality overnight money market funds.  (See Note 8.)

(d) Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash of $67.5 million held as collateral against its repurchase agreements and Swaps at December 31, 2009, and had restricted cash of $70.7

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million held against its Swaps at December 31, 2008.  (See Notes 4 and 8.)

(e) Goodwill
At December 31, 2009 and December 31, 2008, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2009, the Company had not recognized any impairment against its goodwill.

(f) Real Estate
The Company indirectly holds a 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia (“Lealand”), which is consolidated with the Company.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6.)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

(g) Repurchase Agreements
The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase agreement at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company had satisfied all of its margin calls and has never sold assets in response to a margin call.  (See Notes 2(l), 4, 7 and 8.)

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  At December 31, 2009, the Company had outstanding balances under repurchase agreements with 17 separate lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $108.6 million, or 5.0% of stockholders’ equity, related to repurchase agreements.  (See Notes 4 and 7.)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Forfeiture provisions for dividends and DERs on unvested equity instruments on the Company’s equity based awards vary by award.  To the extent that equity awards do not vest and grantees are not required to return payments of dividends or DERs to the Company, additional compensation expense is recorded at the time an award is forfeited.  (See Notes 2(i) and 12.)

(i) Earnings per Common Share (“EPS”)
Basic EPS is computed by dividing net income to common stockholders by the weighted average number of shares of common stock outstanding during the period, which also includes participating securities representing unvested share-based payment awards that contain nonforfeitable rights to dividends or DERs.  Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and restricted stock units (“RSUs”) outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.

(j) Comprehensive Income/Loss
The Company’s comprehensive income/(loss) includes net income, the change in net unrealized gains/(losses) on its MBS and hedging instruments, adjusted by realized net gains/(losses) included in net income/(loss) for the period and is reduced by dividends declared on the Company’s preferred stock.

(k) U.S. Federal Income Taxes
The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT.  A REIT is not subject to tax on its earnings to the extent that it distributes at least 90% of its annual REIT taxable income to its stockholders.  As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); it is no longer probable that the forecasted transaction will occur; or it is determined that designating the derivative as a hedge is no longer appropriate.

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in other comprehensive income/(loss) provided that the hedge remains effective.  A change in fair value for any ineffective amount of a Swap would be recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness, except that all gains and losses realized on Swaps that were terminated early were recognized, as the borrowings that such Swaps hedged were repaid.

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4, 8 and 13.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Hedging Activity/MBS Forwards
On January 1, 2009, the Company adopted new accounting guidance required for certain transfers of financial assets and repurchase financings.  Given that this guidance was prospective, the initial adoption had no impact on the Company’s consolidated financial statements.  Under the new accounting guidance, it is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and repurchase financing of this MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are netted together and reported as a single derivative instrument, specifically as a net forward contract on the Company’s consolidated balance sheet as MBS Forwards.  In addition, changes in the fair value of the net forward contract are reported as gains or losses on the Company’s consolidated statements of operation and are not included in other comprehensive income/(loss).  (See Note 2(b).)  However, if certain criteria are met, the initial transfer (i.e., purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.

During year ended December 31, 2009, the Company entered into 24 transactions that were identified as linked transactions.  As such, the Company accounted for these purchase contracts and related repurchase agreements on a net basis and recorded a derivative instrument, or forward contract on the Company’s consolidated balance sheet.  Changes in the fair value of these forward contracts (i.e., MBS Forwards) are reported as a net gain or loss on the Company’s consolidated statements of operations.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS.  (See Notes 4, 8, and 13.)

(m) Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities
The Company’s presentation of fair value for its financial assets and liabilities are determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  This definition of fair value is based on a consistent definition of fair value which focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, the framework for measuring fair value establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Notes 2(n) and 13.)

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

(n) New Accounting Standards and Interpretations
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
On January 1, 2009 the Company adopted new accounting guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method.  The Company adopted this guidance on January 1, 2009 and retrospectively adjusted all previously reported EPS data, which did not have a material impact on its historical EPS amounts.

Other-than-temporary Impairments, Determining Fair Value and Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the Company adopted new accounting guidance that was issued with respect to determining fair value when the volume and level of activity for an asset or liability have significantly decreased, identifying transactions that are not orderly and interim disclosures about fair value of financial instruments.  This guidance is summarized as follows:

An other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security.  Among other things, the new accounting guidance addressed: (i) the determination as to when an investment is considered impaired; (ii) whether that impairment is other-than-temporary; (iii) the measurement of an impairment loss; (iv) accounting considerations subsequent to the recognition of an other-than-

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

temporary impairment; and (v) certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Should an other-than-temporary impairment exist on a security that the Company expects to continue to hold, the security is written down, with the total other-than-temporary impairment bifurcated into (i) the amount related to expected credit losses, which are recognized through earnings, and (ii) the amount related to all other factors, which are recognized as a component of other comprehensive income/(loss).  The disclosures required by this new accounting guidance are included in Note 3 to the Company’s consolidated financial statements.  The Company’s adoption of this new accounting guidance required a reassessment of all securities which were other-than-temporarily impaired through March 31, 2009.  This reassessment did not result in a cumulative effect adjustment to any component of stockholders’ equity in connection with its adoption.

Additional guidance was provided for fair value measures in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The existing disclosure requirements related to the fair value of financial instruments that were previously required in annual financial statements were extended to interim financial statements.  This guidance provides for additional disclosures, such that its adoption did not have any impact on the Company’s consolidated financial statements.  The required disclosures are included in Note 13 to the Company’s consolidated financial statements.

Accounting Standards Codification
See Note 2(a).

Accounting for Transfers of Financial Assets
On June 12, 2009, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 166, Accounting for Transfer of Financial Assets – an Amendment of FASB Statement No. 140 (“FAS 166”), which was subsequently incorporated into Codification topic 860.  FAS 166 eliminates the concept of a qualified special purpose entity (“QSPE”) and eliminates the exception from applying FASB Interpretation 46(R), Consolidation of Variable Interest Entities to QSPEs.  Additionally, FAS 166 clarifies that the objective of determining whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.  FAS 166 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  FAS 166 defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under FAS 166, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer.  This includes any retained beneficial interest.  The implementation of FAS 166 materially affects the securitization process in general, as it eliminates off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  The Company does not believe the implementation of FAS 166 will have a material impact on its consolidated financial statements, as it has no off-balance sheet transactions, no QSPEs, nor has it transferred assets through a securitization.  FAS 166 becomes effective for the Company on January 1, 2010.

In conjunction with FAS 166, the FASB issued Statement No. 167, Amendment to FASB Interpretation No 46(R) (“FAS 167”), which was subsequently incorporated into Codification topic 810.  FAS 166 requires an enterprise to perform an analysis to determine whether an enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  FAS 167 requires enhanced disclosures to provide users of financial statements with more transparent information about and an enterprise's involvement in a VIE.  Further, FAS 166 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  Currently, the Company is not the primary beneficiary of any VIEs.  The effective date for FAS 167 is January 1, 2010.  Upon implementation and, as required by the standard, on an ongoing basis, the Company will assess the applicability of this standard to its holdings and report accordingly.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(o) Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      MBS

At December 31, 2009 and December 31, 2008, the Company’s MBS were primarily secured by hybrid mortgages that have a fixed interest rate for a specified period, typically three to ten years, and, thereafter, generally reset annually (“Hybrids”), and adjustable-rate mortgages (“ARMs”) (collectively, “ARM-MBS”).  At December 31, 2009, 0.9% of the Company’s MBS portfolio was comprised of fixed-rate MBS secured by fixed rates mortgages, all of which were Non-Agency MBS acquired by the Company’s wholly-owned subsidiary, MFResidential Assets I, LLC (“MFR MBS”) during 2009.

The Company’s MBS are primarily comprised of Agency MBS and, to a lesser extent, Non-Agency MBS.  The Company’s MBS do not have a single maturity date and, further, the mortgage loans underlying ARM-MBS have interest rates that do not all reset at the same time.  In addition, the Company may have investments in MBS, which may or may not be rated by one or more nationally recognized rating agency.  The Company pledges a significant portion of its Agency MBS and, to a lesser extent, its Non-Agency MBS as collateral against its repurchase agreements and Swaps.  (See Note 8.)  At December 31, 2009, the Company had borrowings under repurchase agreements of $151.9 million (2.1% of total borrowings under repurchase agreements) secured by Non-Agency MBS, which amount does not include $245.0 million of borrowings that are accounted for as components of MBS Forwards.  (See Notes 4 and 8.)

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

Non-Agency MBS:  The Company’s Non-Agency MBS, are secured by pools of residential mortgages, and are not guaranteed by an agency of U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more nationally recognized rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively, “Rating Agencies”) or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of D is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the senior most tranches from the MBS structure.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain information about the Company's MBS at December 31, 2009 and December 31, 2008:

December 31, 2009
	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Credit Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
(In Thousands)
Agency MBS:
Fannie Mae	$6,723,557	$88,712	$(544)	$-	$6,811,725	$7,056,211	$247,964	$(3,478)
Freddie Mac	545,787	8,327	-	-	567,049	585,462	18,589	(176)
Ginnie Mae	22,353	397	-	-	22,750	23,178	428	-
Total Agency MBS	7,291,697	97,436	(544)	-	7,401,524	7,664,851	266,981	(3,654)
Non-Agency MBS (3):
Rated AAA	38,125	1,084	-	-	39,209	29,971	-	(9,238)
Rated AA	23,594	29	(5,797)	(2,640)	15,186	18,300	3,477	(363)
Rated A	32,849	54	(6,873)	(61)	25,969	26,416	2,613	(2,166)
Rated BBB	97,412	23	(6,239)	(8,074)	82,441	80,556	3,755	(5,640)
Rated BB	53,184	-	(7,401)	(12,026)	33,533	38,676	6,228	(1,085)
Rated B	73,343	-	(15,574)	(15,537)	42,232	53,853	11,621	-
Rated CCC	575,112	53	(47,178)	(216,391)	310,249	350,495	49,024	(8,778)
Rated CC	601,050	-	(48,057)	(159,680)	383,146	406,709	48,908	(25,345)
Rated C	101,820	-	(9,667)	(38,695)	53,458	63,560	10,149	(47)
Unrated and D-rated (4)	41,257	-	(2,533)	(1,900)	31,537	24,567	78	(7,048)
Total Non-Agency MBS	1,637,746	1,243	(149,319)	(455,004)	1,016,960	1,093,103	135,853	(59,710)
Total MBS	$8,929,443	$98,679	$(149,863)	$(455,004)	$8,418,484	$8,757,954	$402,834	$(63,364)

December 31, 2008
	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Credit Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
(In Thousands)
Agency MBS:
Fannie Mae	$8,986,206	$115,106	$(1,401)	$-	$9,099,911	$9,156,030	$78,148	$(22,029)
Freddie Mac	714,110	10,753	-	-	732,248	732,719	3,462	(2,991)
Ginnie Mae	30,017	532	-	-	30,549	29,864	-	(685)
Total Agency MBS	9,730,333	126,391	(1,401)	-	9,862,708	9,918,613	81,610	(25,705)
Non-Agency MBS (3):
Rated AAA	106,191	1,487	(4,705)	(2,585)	100,388	71,418	961	(29,931)
Rated AA	29,064	352	-	-	29,416	17,767	-	(11,649)
Rated A	115,213	-	(1,261)	(584)	113,368	67,346	269	(46,291)
Rated BBB	10,524	91	(750)	(1,955)	7,910	4,999	66	(2,977)
Rated BB	79,700	-	(626)	-	79,074	41,075	-	(37,999)
Rated CCC	1,852	-	(175)	(756)	921	989	68	-
Unrated	2,161	-	-	(197)	1,781	376	-	(1,405)
Total Non-Agency MBS	344,705	1,930	(7,517)	(6,077)	332,858	203,970	1,364	(130,252)
Total MBS	$10,075,038	$128,321	$(8,918)	$(6,077)	$10,195,566	$10,122,583	$82,974	$(155,957)

(1)	Purchase discounts designated as credit reserves are not expected to be accreted into interest income.
(2)	Includes principal payments receivables, which are not included in the Principal/Current Face. Amortized cost is reduced by other-than-temporary impairments recognized through earnings.
(3)	The Company’s Non-Agency MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating was issued on the security, at the date presented.
(4)
Includes two MBS with an aggregate amortized cost of $29.9 million and an aggregate fair value of $22.8 million, which were D rated.  The Company recognized other-than-temporary impairments through earnings on these MBS during 2009.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of interest income on the Company’s investment securities for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
(In Thousands)	2009	2008	2007
Interest Income:
Agency MBS	$440,357	$499,887	$352,324
MFR MBS (1)	48,004	57	-
Legacy Non-Agency MBS and other(2)	16,103	19,844	28,004
Total	$504,464	$519,788	$380,328

(1)	Interest income presented for the year ended December 31, 2009 does not include interest income on MBS underlying the Company’s MBS Forwards. (See Note 4.)
(2)	Legacy Non-Agency MBS are comprised of all Non-Agency MBS that were purchased by the Company prior to July 2007.

The table below presents the Company’s unrealized gain/loss position by MBS category at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in Thousands)	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Agency MBS	$266,981	$3,654	$81,610	$25,705
MFR MBS	135,819	6,577	1,364	-
Legacy Non-Agency MBS	34	53,133	-	130,252
	$402,834	$63,364	$82,974	$155,957

Unrealized Losses on MBS and Impairments
The following table presents information about the Company’s MBS that were in an unrealized loss position at December 31, 2009:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$2,516	$52	7	$75,146	$3,426	20	$77,662	$3,478
Freddie Mac	751	-	1	7,421	176	2	8,172	176
Total Agency MBS	3,267	52	8	82,567	3,602	22	85,834	3,654
Non-Agency MBS:
Rated AAA	-	-	-	29,971	9,238	3	29,971	9,238
Rated AA	-	-	-	1,142	363	2	1,142	363
Rated A	-	-	-	13,646	2,166	3	13,646	2,166
Rated BBB	-	-	-	26,484	5,640	2	26,484	5,640
Rated BB	4,544	156	1	3,114	929	1	7,658	1,085
Rated CCC	20,790	6,374	2	7,694	2,404	2	28,484	8,778
Rated CC	-	-	-	99,620	25,345	2	99,620	25,345
Rated C	4,758	47	1	-	-	-	4,758	47
Unrated and D-rated	1	2	1	22,809	7,046	1	22,810	7,048
Total Non-Agency MBS	30,093	6,579	5	204,480	53,131	16	234,573	59,710
Total MBS	$33,360	$6,631	13	$287,047	$56,733	38	$320,407	$63,364

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these MBS before recovery of their amortized cost basis, which may be their maturity.

Unrealized losses on the Company’s Agency MBS were $3.7 million at December 31, 2009.  Given the high credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on such Agency MBS to be credit related.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at December 31, 2009 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS were $59.7 million at December 31, 2009. These unrealized losses, which were not designated as credit related, are primarily believed to be related to an overall widening of spreads for many types of fixed income products, reflecting, among other things, limited liquidity in the market and a general negative bias toward structured mortgage products, including Non-Agency MBS.

During 2009, the Company recognized other-than-temporary impairment losses of $85.1 million in connection with 12 Non-Agency MBS that the Company acquired prior to July 2007 (“Legacy Non-Agency MBS”), of which $17.9 million was credit related and included in earnings and $67.2 million was not considered credit related and recognized in other comprehensive income/(loss).  At December 31, 2009, these Legacy Non-Agency MBS had an aggregate amortized cost of $188.0 million.  During 2008, the Company recognized other-than-temporary impairment charges of $5.1 million primarily against its unrated investment securities; following these impairment charges, all of the Company’s unrated securities were carried at zero.

MBS on which impairments are recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimation of cash flows expected for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including credit enhancement, default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its MBS.  In determining the component of the gross other-than-temporary impairment related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the expected principal recovery on the impaired MBS.

The table below presents the composition of the Company’s other-than-temporary impairments for the year ended December 31, 2009:

For the Year Ended December 31, 2009
(In Thousands)
Credit related other-than-temporary impairments included in earnings	$17,928
Non-credit related other-than-temporary impairments recognized in other comprehensive income/(loss)	67,182
Total other-than-temporary impairment losses	$85,110

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments on the Company’s Legacy Non-Agency MBS for which a non-credit component of other-than-temporary impairments was recognized in other comprehensive income/(loss).  The beginning balance represents the credit loss component for Non-Agency MBS for which other-than-temporary impairments occurred prior to April 1, 2009, the date on which the Company adopted new FASB requirements for the recognition of other-than-temporary impairments. Other-than-temporary impairments recognized in earnings for credit impaired securities after April 1, 2009 is presented as an addition in two components, based upon whether the current period is the first time a security was credit-impaired (initial credit impairment) or is not the first time a security was credit impaired (subsequent credit impairment).  Changes in the credit loss component of credit impaired securities were as follows:

For the Period From April 1, 2009 Through December 31, 2009
(In Thousands)
Beginning credit loss amount as of April 1, 2009	$1,549
Additions:
Initial credit impairments	9,540
Subsequent credit impairments	6,839
Ending credit loss amount	$17,928

The significant inputs considered in determining the measurement of the credit loss component recognized in earnings for these Legacy Non-Agency MBS is summarized as follows:

At Time of Impairment
Credit enhancement (1):
Weighted average (2)	6.54%
Range (3)	0.00% - 18.32%

Projected CPR (4):
Weighted average (2)	11.29%
Range (3)	5.97% - 16.37%

Projected Loss Severity:
Weighted average (2)	48.55%
Range (3)	45.00% - 60.00%

60+ days delinquent (5):
Weighted average (2)	18.13%
Range (3)	13.06% - 21.63%
(1)	Represents a level of protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(2)	Calculated by weighting the relevant input/assumptions for each individual security by current outstanding face of the security.
(3)	Represents the range of inputs/assumptions based on individual securities.
(4)	CPR – constant prepayment rate.
(5)	Includes, for each security, underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned.

Two of the Company’s Non-Agency Legacy MBS had incurred principal losses during 2009 and, as such, were not performing in accordance with their contractual terms.  During 2009, the Company recognized through earnings other-than-temporary impairments of $3.5 million against these two MBS, which at December 31, 2009 had an aggregate carrying/fair value of $22.8 million and unrealized losses of $7.0 million included in other comprehensive income/(loss) (these impairments are included in the discussion above).  All other MBS that were in an unrealized loss position were performing in accordance with their contractual terms through December 31, 2009.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of the Company’s investment securities on its other comprehensive income/(loss) for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Accumulated other comprehensive income/(loss) from investment securities:
Unrealized (loss)/gain on investment securities at beginning of year	$(72,983)	$29,232	$(30,995)
Unrealized gain/(loss) on investment securities, net	433,733	(95,474)	49,352
Reclassification adjustment for MBS sales included in net income	(3,352)	(8,241)	10,875
Reclassification adjustment for other-than-temporary impairments included in net income	(17,928)	1,500	-
Balance at the end of year	$339,470	$(72,983)	$29,232

During the years ended December 31, 2009, 2008 and 2007, the Company sold MBS of $650.9 million, $1.851 billion and $844.5 million, respectively.  These sales resulted in gains of $22.6 million for the year ended December 31, 2009 and net realized losses of $24.5 million and $21.8 million for the years ended December 31, 2008 and 2007, respectively.

The following table presents components of interest income on the Company’s investment securities portfolio for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Coupon interest on MBS	$511,032	$538,609	$407,705
Premium amortization	(24,035)	(19,124)	(27,745)
Discount accretion	17,467	253	210
Interest income on MBS (1)	$504,464	$519,738	$380,170
Interest on income notes	-	50	158
Interest income on investment securities, net	$504,464	$519,788	$380,328
(1)	The Company’s net yield on its MBS portfolio was 5.37%, 5.38% and 5.52% for the three years ended December 31, 2009, 2008 and 2007, respectively.

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and MBS Forwards, which are not considered to be hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2009 and 2008:

Derivative Instrument	Designation	Balance Sheet Location	December 31, 2009	December 31, 2008
(In Thousands)
MBS Forwards, at fair value	Non-Hedging	Assets	$86,014	$-
Swaps, at fair value	Hedging	Liabilities	$(152,463)	$(237,291)

MBS Forwards
During the year ended December 31, 2009, MFResidential Assets I, LLC (“MFR”) entered into 24 transactions involving purchases of Non-Agency MBS and repurchase financings that were identified as linked transactions.  Each of these linked transactions is accounted for and reported as an MBS Forward, which is presented as an asset on the Company’s consolidated balance sheet at December 31, 2009.  In addition to the fair value of the linked MBS and the repurchase borrowing, the fair value of the MBS Forward reflects the accrued interest receivable on the underlying MBS and the accrued interest payable on the underlying repurchase agreement.  The Company’s MBS Forwards are not designated as hedging instruments and, as a result, the change in the fair value of MBS Forwards are reported as a net gain/(loss) in other income.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s MBS Forwards at December 31, 2009:

Linked Transactions at December 31, 2009
Linked Repurchase Agreements (1)			Linked MBS (2)
Maturity or Reset	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$ 209,468	1.89%	Rated AA	$ 62,782	$ 60,985	$ 69,381	4.16%
>30 days to 90 days	35,491	1.65	Rated A	32,938	32,210	40,561	2.83
Total	$ 244,959	1.85%	Rated BBB	127,038	125,826	146,502	4.98
			Rated BB	53,644	53,172	64,131	5.05
			Rated B	41,939	42,314	47,000	5.42
			Rated CCC	11,199	11,199	13,999	5.19
			Total	$ 329,540	$ 325,706	$ 381,574	4.67%

(1)	At December 31, 2009, the Company had accrued interest payable of $51,000 on linked repurchase agreements.

(2)	At December 31, 2009, the Company had accrued interest receivable of $1.5 million on linked MBS.

The following table presents certain information about the components of the gain on MBS Forwards included in the Company’s consolidated statements of operations for the year ended December 31, 2009:

Components of Gain on MBS Forwards, net	For the Year Ended December 31, 2009 (1)
(In Thousands)
Interest income attributable to linked MBS	$6,249
Interest expense attributable to linked repurchase agreements	(1,254)
Change in fair value of linked MBS included in earnings	3,834
Gain on MBS Forwards	$8,829
(1)	The Company did not have any linked transactions and resulting MBS Forwards during the years ended December 31, 2008 or 2007.

Interest Rate Caps
Caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s existing and forecasted repurchase agreements.  When the 30-day LIBOR increases above the rate specified in the Cap Agreement during the effective term of the Cap, the Company receives monthly payments from its Cap counterparty.  The Company had no Caps during the years ended December 31, 2009 and 2008.  The Company’s Caps reduced its interest expense by $49,000 for the year ended December 31, 2007.

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

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2009.

At December 31, 2009, the Company had MBS with fair value of $142.6 million and restricted cash of $39.4 million pledged as collateral against its Swaps.  At December 31, 2008, the Company had MBS with fair value of $171.0 million and restricted cash of $70.7 million pledged against its Swaps.  (See Note 8.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At December 31, 2009, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

At December 31, 2009, all of the Company’s Swaps were deemed effective and no Swaps were terminated during the year ended December 31, 2009.  During the year ended December 31, 2008, the Company terminated 48 Swaps, with an aggregate notional amount of $1.637 billion, in connection with the repayment of the repurchase agreements hedged by such Swaps.  These transactions resulted in the Company recognizing net losses of $91.5 million.  In addition, during the year ended December 31, 2008, the Company realized a loss of $986,000 for two Swaps that were terminated in connection with the bankruptcies related to Lehman Brothers Holdings Inc. (“Lehman”).  Except for gains and losses realized on Swaps terminated early and deemed ineffective, the Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective.

At December 31, 2009, the Company had Swaps with an aggregate notional amount of $3.007 billion, which had gross unrealized losses of $152.5 million and extended 25 months on average with a maximum term of approximately five years.  At December 31, 2008, the Company had Swaps with an aggregate notional balance of $3.970 billion, which included $300.0 million of forward-starting Swaps and had gross unrealized losses of $237.3 million.

Impact of Hedging Instruments on Accumulated Other Comprehensive Income
The following table presents the impact of the Company’s Swaps and Caps on its accumulated other comprehensive income/(loss) for the each of years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(In Thousands)	2009	2008	2007
Accumulated other comprehensive loss from Swaps and Caps:
Balance at beginning of year	$(237,291)	$(99,733)	$602
Unrealized income/(loss) on Swaps, net	84,828	(186,530)	(100,252)
Unrealized loss on Caps, net	-	-	(83)
Reclassification adjustment for net losses included in net income/(loss) from Swaps	-	48,972	-
Balance at the end of year	$(152,463)	$(237,291)	$(99,733)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s Swaps at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount		Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$62,050	3.90%	0.26%	$78,348		3.92%	2.36%
Over 30 days to 3 months	132,987	4.06	0.25	151,697		4.12	1.48
Over 3 months to 6 months	185,921	4.00	0.26	220,318		4.04	1.78
Over 6 months to 12 months	440,204	4.24	0.25	513,070		4.24	1.50
Over 12 months to 24 months	642,595	4.12	0.25	821,162		4.13	1.68
Over 24 months to 36 months	833,302	4.40	0.25	642,595		4.12	1.61
Over 36 months to 48 months	469,351	4.25	0.24	833,302		4.40	1.43
Over 48 months to 60 months	210,042	4.30	0.24	169,351		4.01	1.99
Over 60 months	30,170	3.59	0.27	240,212		4.21	1.77
Total active Swaps	3,006,622	4.23%	0.25%	3,670,055		4.19%	1.62%
Forward Starting Swaps	-	-	-	300,000	(3)	4.39	0.44
Total	$3,006,622	4.23%	0.25%	$3,970,055		4.21%	1.53%
(1)	Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)
Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively. For forward starting Swaps, the rate reflects the rate that would be receivable if the Swap were active at the date presented.

(3)	$150.0 million of forward starting Swaps became active on July 21, 2009, and $150.0 million became active on August 10, 2009.

The following table presents the weighted average interest rate paid and received with respect to the Company’s Swaps, and the net impact of Swaps on the Company’s interest expense for each of the years ended December 31, 2009, 2008 and 2007, respectively:

	For the Year Ended December 31,
	2009	2008	2007
(Dollars In Thousands)
Net addition to/(reduction of) interest expense from Swaps	$120,834	$54,005	$(6,507)
Weighted average Swap rate paid	4.22%	4.30%	4.97%
Weighted average Swap rate received	0.67%	3.05%	5.20%

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2009 and 2008:

	December 31,
	2009	2008
(In Thousands)
MBS interest receivable:
Fannie Mae	$30,212	$41,370
Freddie Mac	4,863	6,587
Ginnie Mae	83	136
Non-Agency MBS	6,601	1,605
Total MBS interest receivable	$41,759	$49,698
Money market investments	16	26
Total interest receivable	$41,775	$49,724

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.      Real Estate

The following table presents the summary of assets and liabilities of Lealand at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
(In Thousands)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,998	$11,337
Cash and other assets	298	144
Mortgage payable (1)	(9,143)	(9,309)
Accrued interest and other payables	(352)	(168)
Real estate assets, net	$1,801	$2,004
(1)
The mortgage collateralized by Lealand is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  The mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $297,000 at December 31, 2009 and $185,000 at December 31, 2008.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand, for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Revenue from operations of real estate	$1,520	$1,603	$1,638
Mortgage interest expense	(642)	(654)	(664)
Other real estate operating expense	(796)	(818)	(789)
Depreciation and amortization expense	(355)	(305)	(311)
Loss from real estate operations, net	$(273)	$(174)	$(126)

7.      Repurchase Agreements

Interest rates on the Company’s repurchase agreements are generally LIBOR-based and are collateralized by the Company’s MBS and cash.  At December 31, 2009, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately three months and an effective repricing period of 13 months, including the impact of related Swaps.  At December 31, 2008, the Company’s repurchase agreements had a weighted average remaining contractual term of approximately four months and an effective repricing period of 16 months, including the impact of related Swaps.

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedged repurchase agreements at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
		Weighted Average		Weighted Average
Maturity	Balance (1)	Interest Rate	Balance	Interest Rate
(Dollars in Thousands)
Within 30 days	$4,102,789	0.34%	$4,999,858	2.66%
Over 30 days to 3 months	2,393,065	0.35	2,375,728	2.37
Over 3 months to 6 months	21,281	4.00	93,204	4.93
Over 6 months to 12 months	272,892	3.87	847,363	5.18
Over 12 months to 24 months	289,800	3.60	316,883	3.89
Over 24 months to 36 months	92,100	4.30	289,800	3.60
Over 36 months	23,900	3.26	116,000	4.09
	$7,195,827	0.68%	$9,038,836	2.94%
(1)
At December 31, 2009, the Company had repurchase agreements of $245.0 million that were linked to MBS purchases and accounted for as MBS Forwards. These linked repurchase agreements are not included in the above table. (See Note 4.)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company’s amount at risk with each of its repurchase agreement counterparties was less than 10% of stockholders’ equity.  At December 31, 2009, the Company had MBS with a fair value of $7.695 billion and restricted cash of $28.1 million pledged as collateral against its repurchase agreements.  At December 31, 2008, the Company had $9.856 billion pledged as collateral against its repurchase agreements and held $22.6 million of collateral pledged by its counterparties as a result of margin calls initiated by the Company.  (See Notes 4 and 8.)  Although permitted to do so, the Company had not rehypothecated or sold any of the securities it held as collateral at December 31, 2008.  (See Note 8.)

8.      Collateral Positions

The Company pledges securities or cash as collateral pursuant to its borrowings under repurchase agreements and Swaps.  (See Note 4 for description of the Company’s MBS Forwards and related pledged collateral.)  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or high quality securities.  The Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral for these agreements.  Although permitted to do so, through December 31, 2009, the Company had not rehypothecated or sold any of the assets it holds as collateral.  At December 31, 2009, the Company had not pledged any additional collateral in connection with its MBS Forwards.

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its repurchase agreements and Swaps at December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
(In Thousands)
Swaps:
MBS	$142,599	$-	$170,953	$-
Cash (1)	39,374	-	70,749	-
	181,973	-	241,702	-
Repurchase Agreements:
MBS (2)	7,695,231	-	9,855,685	17,124
Cash (1)	28,130	-	-	5,500
	7,723,361	-	9,855,685	22,624
Total	$7,905,334	$-	$10,097,387	$22,624

(1)
On the Company’s consolidated balance sheet, cash pledged as collateral is reported as restricted cash, and cash held as collateral is included in the Company’s cash and cash equivalents and included in obligations to return cash and security collateral.

(2)	Although permitted to do so, the Company had not rehypothecated or sold any of the securities it held as collateral at December 31, 2009 or 2008.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detailed information about the Company's MBS pledged as collateral pursuant to its repurchase agreements and Swaps at December 31, 2009:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
(In Thousands)
Fannie Mae	$6,902,893	$6,659,885	$29,645	$103,196	$101,163	$357	$7,036,091
Freddie Mac	539,556	521,448	4,676	28,313	27,866	169	572,714
Ginnie Mae	12,088	11,837	43	11,090	10,914	39	23,260
Rated AAA	27,834	36,711	168	-	-	-	28,002
Rated AA	4,788	4,774	25	-	-	-	4,813
Rated A	12,046	13,544	38	-	-	-	12,084
Rated BBB	65,903	71,198	310	-	-	-	66,213
Rated CCC	7,694	10,097	36	-	-	-	7,730
Rated CC	99,620	124,965	662	-	-	-	100,282
Rated D	22,809	29,854	164	-	-	-	22,973
	$7,695,231	$7,484,313	$35,767	$142,599	$139,943	$565	$7,874,162

9.      Commitments and Contingencies

Lease Commitments
The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, at December 31, 2009, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

At December 31, 2009, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(Dollars In Thousands)
2010	$1,099
2011	1,115
2012	1,183
2013	1,399
2014	1,428
Beyond 2014	3,331
Total	$9,555

10.   Stockholders’ Equity

(a)  Dividends on Preferred Stock
At December 31, 2009, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

Through December 31, 2009, the Company had declared and paid all required quarterly dividends on its preferred stock.  The following table presents the relevant dates with respect to such quarterly cash dividends of $0.53125 per share, for each of the years ended December 31, 2009, 2008 and 2007:

Year	Declaration Date	Record Date	Payment Date
2009	February 20, 2009	March 2, 2009	March 31, 2009
	May 22, 2009	June 1, 2009	June 30, 2099
	August 21, 2009	September 1, 2009	September 30, 2009
	November 20, 2009	December 1, 2009	December 31, 2009

2008	February 21, 2008	March 3, 2008	March 31, 2008
	May 22, 2008	June 2, 2008	June 30, 2008
	August 22, 2008	September 2, 2008	September 30, 2008
	November 21, 2008	December 1, 2008	December 31, 2008

2007	February 16, 2007	March 1, 2007	March 30, 2007
	May 21, 2007	June 1, 2007	June 29, 2007
	August 24, 2007	September 4, 2007	September 28, 2007
	November 21, 2007	December 3, 2007	December 31, 2007

(b)  Dividends on Common Stock
The Company typically declares quarterly dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.

The following table presents cash dividends declared by the Company on its common stock during each of the years ended December 31, 2009, 2008 and 2007:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share

2009	April 1, 2009	April 13, 2009	April 30, 2009	$ 0.220
	July 1, 2009	July 13, 2009	July 31, 2009	0.250
	October 1, 2009	October 13, 2009	October 30, 2009	0.250
	December 16, 2009	December 31, 2009	January 29, 2010	0.270

2008	April 1, 2008	April 14, 2008	April 30, 2008	$ 0.180
	July 1, 2008	July 14, 2008	July 31, 2008	0.200
	October 1, 2008	October 14, 2008	October 31, 2008	0.220
	December 11, 2008	December 31, 2008	January 30, 2009	0.210

2007	April 3, 2007	April 13, 2007	April 30, 2007	$ 0.080
	July 2, 2007	July 13, 2007	July 31, 2007	0.090
	October 1, 2007	October 12, 2007	October 31, 2007	0.100
	December 13, 2007	December 31, 2007	January 31, 2008	0.145

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for each of the years ended December 31, 2009, 2008 and 2007, all of the Company’s common stock dividends were characterized as ordinary income to stockholders.  A portion of the dividends declared in December 2008 and 2007 were treated as a dividend to stockholders in the subsequent year.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c) Shelf Registrations
On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At December 31, 2009, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the 1933 Act, with respect to common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment to this automatic shelf registration statement, which became effective upon filing.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan as amended and restated, (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.1 million shares remained available for issuance at December 31, 2009.

(d) Public Offerings of Common Stock
The table below presents shares issued by the Company through public offerings for the years ended December 31, 2009 and 2008:

Year	Share Issue Date	Shares Issued	Offering Price Per Share	Net Proceeds
(In Thousands, Except Per Share Amounts)
2009	August 4, 2009	57,500	$ 7.05	$ 386,737

2008	June 3, 2008	46,000	$ 6.95	$ 304,264
	January 23, 2008	28,750	$ 9.25	$ 253,030

(e) DRSPP
The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the years ended December 31, 2009, 2008 and 2007, the Company issued 59,090, 965,398 and 978,086 shares of common stock through the DRSPP, raising net proceeds of $394,854, $5,626,348 and $8,067,213, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2009, the Company issued 14,066,206 shares pursuant to the DRSPP raising net proceeds of $124.9 million.

(f) Controlled Equity Offering Program
On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the years ended December 31, 2009, 2008 and 2007, the Company issued 2,810,000, 20,834,000 and 3,206,000 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $16,355,764, $127,009,685 and $23,891,416, respectively.  In connection with such transactions, the Company paid Cantor fees and commissions of $333,791, $2,592,035 and $557,119 for the years ended December 31, 2009, 2008 and 2007, respectively.  From inception of the CEO Program through December 31, 2009, the Company issued 30,144,815 shares of common stock in at-the-market transactions through such program, raising net proceeds of $194,908,570 and, in connection with such transactions, paid Cantor fees and commissions of $4,189,247.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40,000,000 shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at December 31, 2009.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.  From inception of the Repurchase Program through December 31, 2009, the Company repurchased 3,191,200 shares of common stock at an average cost per share of $5.90.

(h) Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) at December 31, 2009 and 2008 was as follows:

	December 31,
(In Thousands)	2009	2008
Available-for-sale MBS:
Unrealized gains	$402,834	$82,974
Unrealized losses	(63,364)	(155,957)
	339,470	(72,983)
Hedging Instruments:
Unrealized losses on Swaps, net	(152,463)	(237,291)
	(152,463)	(237,291)
Accumulated other comprehensive income/(loss)	$187,007	$(310,274)

At December 31, 2009 and December 31, 2008, the Company had other-than-temporary impairments recognized in accumulated other comprehensive income/(loss) of $38.6 million and $234,000, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$268,189	$45,797	$30,210
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Net income to common stockholders
for basic and diluted earnings per share	$260,029	$37,637	$22,050

Denominator:
Weighted average common shares for basic earnings per share	246,365	179,994	90,610
Weighted average dilutive equity instruments (1)	59	48	30
Denominator for diluted earnings per share (1)	246,424	180,042	90,640

Basic and diluted earnings per share:
Total Basic and Diluted earnings per share	$1.06	$0.21	$0.24
(1)
The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. At December 31, 2009, the Company had an aggregate of approximately 885,000 equity instruments outstanding that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These equity instruments included approximately 532,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 3.8 years and approximately 353,000 shares of restricted common stock with a weighted average grant date fair value of $7.60. These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2009, approximately 1.1 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2004 Plan until June 9, 2014.

A DER is a right to receive a distribution equal to the dividend that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and, in accordance with such rules, as the Compensation Committee (the “Compensation Committee”) of the Board shall determine at its discretion.  Distributions are made for DERs to the extent of ordinary income and DERs are not entitled to distributions representing a return of capital.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $777,000, $688,000 and $445,000, respectively, for the years ended December 31, 2009, 2008 and 2007.  At December 31, 2009, the Company had 835,892 DERs outstanding, all of which were entitled to receive distributions.

Options
Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

common stock to be received upon exercise of such stock options, as determined on the date of grant, shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of stock option issued under the 2004 Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.

As of December 31, 2009, the aggregate intrinsic value of all Options outstanding was zero, as all outstanding Options had exercise prices that exceeded the market price of the Company’s common stock.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2009, 2008, and 2007:

	For the Year Ended December 31,
	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year:	632,000	$9.31	962,000	$9.33	962,000	$9.33
Granted	-	-	-	-	-	-
Cancelled, forfeited or expired	-	-	75,000	9.38	-	-
Exercised	100,000	4.88	255,000	9.38	-	-
Outstanding at end of year	532,000	$10.14	632,000	$9.31	962,000	$9.33
Options exercisable at end of year	532,000	$10.14	632,000	$9.31	962,000	$9.33

The following table presents certain information about the Company’s Options that were outstanding as of December 31, 2009:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$8.40	30,000	$8.40	4.6
10.23 – 10.25	502,000	10.25	3.8
	532,000	$10.14	3.8

Restricted Stock
At December 31, 2009, 2008 and 2007, the Company had unrecognized compensation expense of $4.5 million, $2.1 million and $200,000, respectively, related to the unvested shares of restricted common stock.  The unrecognized compensation expense at December 31, 2009 is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $1.1 million, $445,000 and $363,000, respectively.  The following table presents information about the Company’s restricted stock awards for each of the years ended December 31, 2009, 2008, and 2007:

	For the Year Ended December 31,
	2009		2008		2007
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at beginning of year:	503,919	$6.17	93,483	$7.76	35,738	$7.00
Granted	458,715	7.50	410,436	5.81	57,745	8.23
Cancelled/forfeited	-	-	-	-	-	-
Outstanding at end of year	962,634	$6.80	503,919	$6.17	93,483	$7.76
Shares vested at end of year	299,393	$7.43	136,812	$7.21	69,909	$7.47

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  On October 26, 2007, the Company granted an aggregate of 326,392 RSUs with DERs attached to certain of the Company’s employees under the 2004 Plan.  At December 31, 2009, all of the Company’s RSUs outstanding were subject to cliff vesting on December 31, 2010, or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013.  At December 31, 2009, 2008 and 2007, the Company had unrecognized compensation expense of $895,000, $1.8 million and $2.7 million, respectively, related to the unvested RSUs.

Expense Recognized for Equity-based Compensation Instruments
The following table presents the Company’s expenses related to its equity-based compensation instruments for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Options	$-	$-	$5
Restricted shares of common stock	1,015	461	359
RSUs	895	895	148
Total	$1,910	$1,356	$512

(b)	Employment Agreements
At December 31, 2009, the Company had employment agreements with six of its senior officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

(c)	Deferred Compensation Plans
The Company administers deferred compensation plans for its senior officers and non-employee directors (collectively, the “Deferred Plans”), pursuant to which, participants may elect to defer up to 100% of certain compensation.  The Deferred Plans are designed to align participants’ interests with those of the Company’s stockholders.  Amounts deferred under the Deferred Plans are considered to be converted into “stock units” of the Company.  Stock units do not represent stock of the Company, but rather are a liability of the Company that changes in value as would equivalent shares of the Company’s common stock.  Deferred compensation liabilities are settled in cash at the termination of the deferral period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee Directors and senior officers for each of the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
(In Thousands)
Addition to/(reduction of) expense:
Directors	$161	$(183)	$151
Officers	25	(55)	71
Total	$186	$(238)	$222

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2009 and 2008 and the Company’s associated liability under such plans at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Directors’ deferred	$375	$541	$484	$477
Officers’ deferred	26	45	153	138
	$401	$586	$637	$615
(1)	Represents the cumulative amounts that were deferred by participants through December 31, 2009 and 2008, which had not been distributed through such date.

(d)   Savings Plan
The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2009, 2008 and 2007 the Company recognized expenses for matching contributions of $142,000, $118,000 and $92,000, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and LIBOR, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.

The Company determines the fair value of its Agency MBS based upon prices obtained from the pricing service, which are indicative of market activity.  In determining the fair value of its Non-Agency MBS, management considers prices obtained from the pricing service, broker quotes received and other applicable market based data.  If listed prices or quotes are not available for a security, then fair value is based upon internally developed models that primarily use observable market-based inputs, in order to arrive at a fair value.  In valuing Non-Agency MBS, the pricing service uses observable inputs that includes loan delinquency data and credit enhancement levels and, assigns a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing service collects and considers current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  The Company’s MBS are valued primarily based upon readily observable market parameters and, as such are classified as Level 2 fair values.

MBS Forwards
The Company’s MBS Forwards are valued using a third-party pricing service for the MBS component of the MBS Forward, which is then netted against the linked repurchase agreement, at the valuation date.  The MBS Forward value is also increased by accrued interest receivable on the MBS and decreased by accrued interest payable on the repurchase agreement.  The Company’s MBS Forwards are classified as Level 2 fair values.

Swaps
The Company’s Swaps are valued using a third-party pricing service, and such valuations are tested with internally developed models that apply readily observable market parameters. In valuing its Swaps, the Company considers the credit worthiness of both the Company and its counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At December 31, 2009, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2009, on the consolidated balance sheet by the valuation hierarchy, as previously described:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
(In Thousands)
Assets:
MBS	$-	$8,757,954	$-	$8,757,954
MBS Forwards	-	86,014	-	86,014
Swaps	$-	$8,843,968	-	$8,843,968

Swaps		$152,463		$152,463
Swaps	$-	$152,463	$-	$152,463

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2009 and 2008:

	At December 31,
	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
MBS	$8,757,954	$8,757,954	$10,122,583	$10,122,583
Cash and cash equivalents	653,460	653,460	361,167	361,167
Restricted cash	67,504	67,504	70,749	70,749
MBS Forwards	86,014	86,014	-	-
Securities held as collateral	-	-	17,124	17,124
Financial Liabilities:
Repurchase agreements	7,195,827	7,224,490	9,038,836	9,097,380
Mortgage payable on real estate	9,143	9,234	9,309	9,462
Swaps	152,463	152,463	237,291	237,291
Obligations to return cash and security collateral	-	-	22,624	22,624

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

Repurchase Agreements: Reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to maturity of the Company’s repurchase agreements.

Mortgage Payable on Real Estate:  At December 31, 2009, the estimated fair value reflects the principal balance of mortgage payable and the associated prepayment penalty at such date.  At December 31, 2008, the fair value of the mortgage loan was based on present value of the contractual cash flows of the mortgage discounted at an estimated market interest rate that the Company would expect to pay, if such mortgage obligation, based on the remaining terms, were financed at the valuation date.

Obligations to Return Cash and Security Collateral:  Reflects the aggregate fair value of the corresponding assets held by the Company as collateral.

Commitments:  Commitments to purchase securities are derived by applying the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present credit worthiness of the counterparties.  The Company did not have any commitments to purchase MBS at December 31, 2009 or December 31, 2008.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  Summary of Quarterly Results of Operations (Unaudited)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
(In Thousands, Except per Share Amounts)
Interest income	$132,764	$126,737	$124,548	$121,512
Interest expense	(72,137)	(58,006)	(52,976)	(46,287)
Net interest income	60,627	68,731	71,572	75,225
Gain on sale of MBS, net	-	13,495	-	9,122
Net impairment losses recognized in earnings (1)	(1,549)	(7,460)	-	(8,919)
Gain on MBS Forwards, net	-	-	754	8,075
Other income	427	383	378	375
Operating and other expense	(5,832)	(6,043)	(5,867)	(5,305)
Income from continuing operations	53,673	69,106	66,837	78,573
Net income before preferred dividends	53,673	69,106	66,837	78,573
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income to Common Stockholders	$51,633	$67,066	$64,797	$76,533
Per Share:
Income from continuing operations - basic and diluted	$0.23	$0.30	$0.25	$0.27

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
(In Thousands, Except per Share Amounts)
Interest income	$128,096	$120,693	$140,948	$137,780
Interest expense	(93,472)	(76,661)	(85,033)	(87,522)
Net interest income	34,624	44,032	55,915	50,258
Loss on sale of MBS, net (2) (3)	(24,530)	-	-	-
Other-than-temporary impairment on investment securities (1)	(851)	(4,017)	(183)	-
Loss on termination of Swaps (3)	(91,481)	-	(986)	-
Other income	506	485	475	435
Operating and other expense	(4,211)	(5,462)	(5,168)	(4,044)
(Loss)/income from continuing operations	(85,943)	35,038	50,053	46,649
Net (loss)/income before preferred dividends	(85,943)	35,038	50,053	46,649
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net (Loss)/Income to Common Stockholders	$(87,983)	$32,998	$48,013	$44,609
Per Share:
(Loss)/income from continuing operations - basic and diluted	$(0.61)	$0.20	$0.24	$0.21
(1)
2009: Other-than-temporary impairments were recognized against our Legacy Non-Agency MBS.  2008: Other-than-temporary impairment charges recognized during the quarters ended March 31, and June 30, 2008 reflected a full write-off of two unrated investment securities; the impairment charge for the quarter ended September 30, 2008 was against one of the Company’s Legacy Non-Agency MBS.

(2)
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

15.  Subsequent Events Consideration

The Company has evaluated subsequent events through February 11, 2010, which is the date the financial statements were issued.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 83 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
MFA Financial, Inc.

We have audited MFA Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria).  MFA Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MFA Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income/(loss) for each of the three years in the period ended December 31, 2009, and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 11, 2010

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2010 annual meeting of stockholders to be held on or about May 20, 2010 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2009.

The information regarding the Company’s executive officers required by Item 401 of Regulation S-K appears under Item 4A of this annual report on Form 10-K.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

Financial Statements. The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 49 through 82 of this annual report on Form 10-K and are incorporated herein by reference.

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

3.5         Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated January 1, 2010 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated December 31, 2009, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.6         Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.7         Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.4           Amended and Restated Employment Agreement of Teresa D. Covello, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.5           Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

MFA Financial, Inc.

Date: February 10, 2010	By:	/s/ Stewart Zimmerman
Stewart Zimmerman Chief Executive Officer

Date: February 10, 2010	By:	/s/ William S. Gorin
William S. Gorin President and Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2010	By:	/s/ Teresa D. Covello
Teresa D. Covello Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 10, 2010	By:	/s/ Stewart Zimmerman
Stewart Zimmerman Chairman, and Chief Executive Officer

Date: February 10, 2010	By:	/s/ Stephen R. Blank
Stephen R. Blank Director

Date: February 10, 2010	By:	/s/ James A. Brodsky
James A. Brodsky Director

Date: February 10, 2010	By:	/s/ Edison C. Buchanan
Edison C. Buchanan Director

Date: February 10, 2010	By:	/s/ Michael L. Dahir
Michael L. Dahir Director

Date: February 10, 2010	By:	/s/ Alan Gosule
Alan Gosule Director

Date: February 10, 2010	By:	/s/ Robin Josephs
Robin Josephs Director

Date: February 10, 2010	By:	/s/ George Krauss
George Krauss Director