Form 10-Q
period 2010-03-31
MFA FINANCIAL, INC.
filed 2010-04-29
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

280,162,633  shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 27, 2010.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
(In Thousands, Except Per Share Amounts)	(Unaudited)
Assets:
Agency mortgage-backed securities (“MBS”), at fair value ($5,819,179 and $7,597,136 pledged as collateral, respectively)	$6,156,682	$7,664,851
Non-Agency MBS, at fair value ($1,028,445 and $240,694 pledged as collateral, respectively)	1,312,030	1,093,103
Cash and cash equivalents	768,656	653,460
Restricted cash	39,387	67,504
Forward contracts to repurchase MBS (“MBS Forwards”), at fair value	101,659	86,014
Interest receivable	35,099	41,775
Real estate, net	10,954	10,998
Goodwill	7,189	7,189
Prepaid and other assets	3,057	2,315
Total Assets	$8,434,713	$9,627,209

Liabilities:
Repurchase agreements	$6,013,875	$7,195,827
Accrued interest payable	8,263	13,274
Mortgage payable on real estate	9,101	9,143
Interest rate swap agreements (“Swaps”), at fair value	153,750	152,463
Dividends and dividend equivalents rights (“DERs”) payable	387	76,286
Accrued expenses and other liabilities	4,278	11,954
Total Liabilities	$6,189,654	$7,458,947

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 280,163 and 280,078 issued and outstanding, respectively	2,802	2,801
Additional paid-in capital, in excess of par	2,181,451	2,180,605
Accumulated deficit	(121,552)	(202,189)
Accumulated other comprehensive income	182,320	187,007
Total Stockholders’ Equity	$2,245,059	$2,168,262
Total Liabilities and Stockholders’ Equity	$8,434,713	$9,627,209

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
(In Thousands, Except Per Share Amounts)	(Unaudited)
Interest Income:
MBS	$107,644	$132,153
Cash and cash equivalent investments	53	611
Interest Income	107,697	132,764

Interest Expense	38,451	72,137

Net Interest Income	69,246	60,627

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	—	(1,549)
Portion of loss recognized in other comprehensive income	—	—
Net Impairment Losses Recognized in Earnings	—	(1,549)

Other Income/(Loss):
Gain on MBS Forwards, net	12,800	—
Gains on sales of MBS	33,739	—
Revenue from operations of real estate	374	383
Losses on termination of repurchase agreements	(26,815)	—
Miscellaneous other income, net	—	44
Other Income, net	20,098	427

Operating and Other Expense:
Compensation and benefits	4,368	3,502
Other general and administrative expense	1,853	1,868
Real estate operating expense and mortgage interest	446	462
Operating and Other Expense	6,667	5,832

Net Income Before Preferred Stock Dividends	82,677	53,673
Less: Preferred Stock Dividends	2,040	2,040
Net Income to Common Stockholders	$80,637	$51,633

Income Per Share of Common Stock:
Basic and Diluted	$0.29	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2010	2009
(In Thousands)	(Unaudited)
Net income before preferred stock dividends	$82,677	$53,673
Other Comprehensive Income:
Unrealized gain on MBS arising during the period, net	38,059	121,786
Reclassification adjustment for MBS sales	(41,459)	—
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	—	1,405
Unrealized (loss)/gain on Swaps arising during the period, net	(1,287)	10,821
Comprehensive income before preferred stock dividends	$77,990	$187,685
Dividends declared on preferred stock	(2,040)	(2,040)
Comprehensive Income to Common Stockholders	$75,950	$185,645

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010
(In Thousands, Except Per Share Amounts)	(Unaudited)

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at December 31, 2009 and March 31, 2010 (3,840 shares)	$38

Common Stock, Par Value $0.01:
Balance at December 31, 2009 (280,078 shares)	2,801
Issuance of common stock (85 shares)	1
Balance at March 31, 2010 (280,163 shares)	2,802

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2009	2,180,605
Issuance of common stock, net of expenses	124
Equity-based compensation expense	722
Balance at March 31, 2010	2,181,451

Accumulated Deficit:
Balance at December 31, 2009	(202,189)
Net income	82,677
Dividends declared on preferred stock	(2,040)
Balance at March 31, 2010	(121,552)

Accumulated Other Comprehensive Income:
Balance at December 31, 2009	187,007
Change in unrealized gains on MBS, net	(3,400)
Unrealized losses on Swaps	(1,287)
Balance at March 31, 2010	182,320

Total Stockholders’ Equity at March 31, 2010	$2,245,059

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
(In Thousands)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$82,677	$53,673
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of MBS	(33,739)	—
Losses on termination of repurchase agreements	26,815	—
Other-than-temporary impairment charges	—	1,549
Net (accretion)/amortization of purchase (discount) and premium on MBS	(485)	4,228
Decrease in interest receivable	6,676	1,585
Depreciation and amortization on real estate	163	94
Unrealized gain and other on MBS Forwards	(8,927)	—
Increase in prepaid and other assets and other	(664)	(746)
Decrease in accrued expenses and other liabilities	(7,676)	(2,181)
Decrease in accrued interest payable	(5,011)	(7,745)
Equity-based compensation expense	722	474
Negative amortization and principal accretion on MBS	—	(12)
Net cash provided by operating activities	$60,551	$50,919

Cash Flows From Investing Activities:
Principal payments on MBS	$574,798	$357,525
Proceeds from sale of MBS	939,119	—
Purchases of MBS	(193,851)	(62,034)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(210)	(218)
Net cash provided by investing activities	$1,319,856	$295,273

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(13,998,897)	$(16,630,370)
Proceeds from borrowings under repurchase agreements	12,816,945	16,364,175
Payments to terminate repurchase agreements	(26,815)	—
Principal payments on MBS Forwards	(346,435)	—
Proceeds from MBS Forwards	339,717	—
Payments made for margin calls on repurchase agreements and Swaps	(259,286)	(74,360)
Proceeds received for reverse margin calls on repurchase agreements and Swaps	287,416	70,820
Proceeds from issuances of common stock	125	16,373
Dividends paid on preferred stock	(2,040)	(2,040)
Dividends paid on common stock and DERs	(75,899)	(46,351)
Principal payments on mortgage loan	(42)	(39)
Net cash used by financing activities	$(1,265,211)	$(301,792)
Net increase in cash and cash equivalents	$115,196	$44,400
Cash and cash equivalents at beginning of period	$653,460	$361,167
Cash and cash equivalents at end of period	$768,656	$405,567

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations.  Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2010 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2010 should not be construed as indicative of the results to be expected for the full year.

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

(b)  Agency and Non-Agency MBS

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and MBS not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”), as described in Note 3.

Designation

The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an other-than-temporary impairment is recognized, as discussed below) and reported in accumulated other comprehensive income, a component of stockholders’ equity.

Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income to earnings as a realized gain or loss using the specific identification method.

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on the outstanding principal balance and their contractual terms.  Premiums and discounts associated with Agency MBS and Non-Agency MBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method.  Adjustments to premium amortization are made for actual prepayment activity.

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, may not be accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of a security with a credit discount is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit discount, or impairment charges and write-downs of such securities to a new cost basis could result.

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis, and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through charges to earnings with the remainder recognized as a component of other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimation of cash flows expected for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including credit enhancement, default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by nationally recognized statistical rating organization, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its MBS.  In determining the component of the gross other-than-temporary impairment related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the expected principal recovery on the impaired MBS.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if a repurchase agreement is determined to be linked to the purchase of an MBS, then the MBS and linked repurchase borrowing will be reported net, as an MBS Forward.  (See Notes 2(l) and 4)

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2010 or December 31, 2009.  At March 31, 2010, all of the Company’s cash investments were in high quality overnight money market funds.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $39.4 million at March 31, 2010 and $67.5 million held as collateral against its repurchase agreements and Swaps at December 31, 2009.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At March 31, 2010 and December 31, 2009, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2010, the Company had not recognized any impairment against its goodwill.

(f)  Real Estate

The Company has 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia, through Lealand Place, LLC (“Lealand”), an indirect, wholly-owned subsidiary.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  (See Notes 2(l), 4, 7 and 8)

(h)  Equity Based Compensation

Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Payments pursuant to DERs, which are attached to certain equity based awards, are charged to stockholders’ equity when declared.  The Company has applied a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures may occur, would result in a revised forfeiture rate and are accounted for prospectively as a change in estimate.

Forfeiture provisions for dividends and DERs on unvested equity instruments on the Company’s equity based awards vary by award.  To the extent that equity awards do not vest and grantees are not required to return payments of dividends or DERs to the Company, additional compensation expense is recorded at the time an award is forfeited.  (See Notes 2(i) and 12)

(i)  Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net income to common stockholders by the weighted average number of shares of common stock outstanding during the period, which also includes participating securities representing unvested share-based payment awards that contain nonforfeitable rights to dividends or DERs.  Diluted EPS is computed by dividing net income available to holders of common stock by the weighted average shares of common stock and common equivalent shares outstanding during the period.  For the diluted EPS calculation, common equivalent shares outstanding includes the weighted average number of shares of common stock outstanding adjusted for the effect of dilutive unexercised stock options and restricted stock units (“RSUs”) outstanding using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses for unvested stock options and RSUs, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.  (See Note 11)

(j)  Comprehensive Income

The Company’s comprehensive income includes net income, the change in net unrealized gains/(losses) on its MBS and hedging instruments, adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income for MBS and is reduced by dividends declared on the Company’s preferred stock.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in other comprehensive income provided that the hedge remains effective.  A change in fair value for any ineffective amount of a Swap would be recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness, except that all gains and losses realized on Swaps that were terminated early were recognized, as the borrowings that such Swaps hedged were repaid.

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4, 8 and 13)

Non-Hedging Activity/MBS Forwards

On January 1, 2009, the Company adopted new accounting guidance required for certain transfers of financial assets and repurchase financings.  Given that this guidance was prospective, the initial adoption had no impact on the Company’s consolidated financial statements.  Under the new accounting guidance, it is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and repurchase financing of this MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are netted together and reported as a derivative instrument, specifically as a net forward contract on the Company’s consolidated balance sheet as MBS Forwards.  In addition, changes in the fair value of the net forward contract are reported as gains or losses on the Company’s consolidated statements of operation and are not included in other comprehensive income.  However, if certain criteria are met, the initial transfer (i.e., purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  (See Note 2(b))

During the three months ended March 31, 2010, the Company entered into 10 transactions that were identified as linked transactions.  As such, the Company accounted for these purchase contracts and related repurchase agreements on a net basis and recorded a derivative instrument, or forward contract on the Company’s consolidated balance sheet.  Changes in the fair value of these forward contracts (i.e., MBS Forwards) are reported as a net gain or loss on the Company’s consolidated statements of operations.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS.  (See Notes 4, 8 and 13)

(m)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

The Company’s presentation of fair value for its financial assets and liabilities is determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  This definition of fair value is based on a consistent definition of fair value which focuses on exit price and prioritizes, the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, the framework for measuring fair value establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Note 13)

Although permitted under GAAP to measure many financial instruments and certain other items at fair value, the Company has not elected the fair value option for any of its assets or liabilities.  If the fair value option is elected, unrealized gains and losses on such items for which fair value is elected would be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.

(n)  New Accounting Standards and Interpretations

Accounting Standards Codification

See Note 2(a).

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for Transfers of Financial Assets

On June 12, 2009, the FASB issued new accounting for transfers of financial assets which: (i) eliminates the concept of a qualified special purpose entity (“QSPE”) and eliminates its exemption as a variable interest entity; (ii) clarifies that the objective of determining whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer; (iii) modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and (iv) defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this new accounting, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer, including any retained beneficial interest.  This new accounting eliminated off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  The implementation of the new accounting for transfers of financial assets on January 1, 2010 did not have any impact on the Company’s consolidated financial statements, as it has no off-balance sheet transactions, no QSPEs, nor has it transferred assets through a securitization.

In conjunction with new accounting for transfers of financial assets, the FASB issued new guidance that requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  In addition, enhanced disclosures are required to provide users of financial statements with more transparent information about and an enterprise’s involvement in a VIE and also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The Company does not have any interests in a VIE.  The Company’s adoption of this new accounting on January 1, 2010 did not have any impact on the Company, as it is not the primary beneficiary of any VIE.

(o)  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      MBS

The Company’s MBS are primarily comprised of Agency MBS and, to a lesser extent, Non-Agency MBS, as described below.  MBS do not have a single maturity date and, further, the mortgage loans underlying ARM-MBS have interest rates that do not all reset at the same time.  At March 31, 2010 and December 31, 2009, the Company’s MBS were primarily secured by hybrid mortgages that have a fixed interest rate for a specified period, typically three to ten years, and, thereafter, generally reset annually (“Hybrids”), and adjustable-rate mortgages (“ARMs”) (collectively, “ARM-MBS”).  At March 31, 2010, 0.2% of the Company’s MBS portfolio was comprised of MBS secured by fixed rates mortgages.

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  The Company has Non-Agency MBS that are accounted for as components of MBS Forwards and, accordingly, are not reflected in the tables set forth in this note.  (See Notes 4 and 8)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have remained in conservatorship under the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

Non-Agency MBS:  The Company’s Non-Agency MBS are secured by pools of residential mortgages, and are not guaranteed by an agency of U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

senior most tranches from the MBS structure.  The Company’s Non-Agency MBS categories include “MFR MBS”, which were purchased beginning in late 2008 at discounts to par value through its wholly-owned subsidiary MFResidential Assets I, LLC (“MFR”) and MBS purchased by the Company prior to July 2007 (“Legacy MBS”).

The following tables present certain information about the Company’s MBS at March 31, 2010 and December 31, 2009:

March 31, 2010
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Credit Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$5,335,797	$70,122	$(325)	$—	$5,405,594	$5,600,003	$200,385	$(5,976)	$194,409
Freddie Mac	445,841	6,767	—	—	521,604	535,859	14,419	(164)	14,255
Ginnie Mae	20,090	353	—	—	20,443	20,820	377	—	377
Total Agency MBS	5,801,728	77,242	(325)	—	5,947,641	6,156,682	215,181	(6,140)	209,041
Non-Agency MBS (3)
Rated AAA	37,346	1,062	—	—	38,408	30,437	—	(7,971)	(7,971)
Rated AA	2,987	29	(524)	(17)	2,474	2,536	375	(313)	62
Rated A	37,172	53	(5,913)	(2,646)	28,666	31,322	4,518	(1,862)	2,656
Rated BBB	96,300	22	(8,556)	(4,408)	83,358	83,966	3,247	(2,639)	608
Rated BB	40,506	—	(731)	(4,652)	34,442	33,175	1,534	(2,801)	(1,267)
Rated B	61,336	—	(15,653)	(11,114)	34,568	48,641	14,073	—	14,073
Rated CCC	569,158	—	(44,046)	(186,101)	337,441	394,482	60,222	(3,181)	57,041
Rated CC	836,809	—	(55,813)	(265,534)	505,296	559,169	79,386	(25,513)	53,873
Rated C	155,718	—	(10,557)	(57,878)	87,283	99,724	12,441	—	12,441
Unrated and D-rated (4)	46,886	—	(3,827)	(5,409)	33,065	28,578	2,002	(6,489)	(4,487)
Total Non-Agency MBS	1,884,218	1,166	(145,620)	(537,759)	1,185,001	1,312,030	177,798	(50,769)	127,029
Total MBS	$7,685,946	$78,408	$(145,945)	$(537,759)	$7,132,642	$7,468,712	$392,979	$(56,909)	$336,070

December 31, 2009
(In Thousands)	Principal/ Current Face	Purchase Premiums	Purchase Discounts	Credit Discounts (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$6,723,557	$88,712	$(544)	$—	$6,811,725	$7,056,211	$247,964	$(3,478)	$244,486
Freddie Mac	545,787	8,327	—	—	567,049	585,462	18,589	(176)	18,413
Ginnie Mae	22,353	397	—	—	22,750	23,178	428	—	428
Total Agency MBS	7,291,697	97,436	(544)	—	7,401,524	7,664,851	266,981	(3,654)	263,327
Non-Agency MBS (3)
Rated AAA	38,125	1,084	—	—	39,209	29,971	—	(9,238)	(9,238)
Rated AA	23,594	29	(5,797)	(2,640)	15,186	18,300	3,477	(363)	3,114
Rated A	32,849	54	(6,873)	(61)	25,969	26,416	2,613	(2,166)	447
Rated BBB	97,412	23	(6,239)	(8,074)	82,441	80,556	3,755	(5,640)	(1,885)
Rated BB	53,184	—	(7,401)	(12,026)	33,533	38,676	6,228	(1,085)	5,143
Rated B	73,343	—	(15,574)	(15,537)	42,232	53,853	11,621	—	11,621
Rated CCC	575,112	53	(47,178)	(216,391)	310,249	350,495	49,024	(8,778)	40,246
Rated CC	601,050	—	(48,057)	(159,680)	383,146	406,709	48,908	(25,345)	23,563
Rated C	101,820	—	(9,667)	(38,695)	53,458	63,560	10,149	(47)	10,102
Unrated and D-rated (4)	41,257	—	(2,533)	(1,900)	31,537	24,567	78	(7,048)	(6,970)
Total Non-Agency MBS	1,637,746	1,243	(149,319)	(455,004)	1,016,960	1,093,103	135,853	(59,710)	76,143
Total MBS	$8,929,443	$98,679	$(149,863)	$(455,004)	$8,418,484	$8,757,954	$402,834	$(63,364)	$339,470

(1)  Purchase discounts designated as credit discounts are not expected to be accreted into interest income.

(2) Includes principal payments receivable, which are not included in the Principal/Current Face.  Amortized cost is reduced by other-than-temporary impairments recognized through earnings.

(3)  Non-Agency MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes two MBS, which were D-rated and had an aggregate amortized cost and fair value of $29.3 million and $22.8 million, respectively, at March 31, 2010 and had an aggregate amortized cost and fair value of $29.9 million and $22.8 million, respectively, at December 31, 2009.  The Company recognized other-than-temporary impairments on these MBS during 2009.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents the Company’s unrealized gain/loss position by MBS category at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Agency MBS	$215,181	$6,140	$266,981	$3,654
MFR MBS	177,798	5,709	135,819	6,577
Legacy Non-Agency MBS	—	45,060	34	53,133
Total	$392,979	$56,909	$402,834	$63,364

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at March 31, 2010:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$293,563	$2,893	17	$65,780	$3,083	16	$359,343	$5,976
Freddie Mac	—	—	—	7,221	164	2	7,221	164
Total Agency MBS	293,563	2,893	17	73,001	3,247	18	366,564	6,140
Non-Agency MBS:
Rated AAA	—	—	—	30,437	7,971	3	30,437	7,971
Rated AA	—	—	—	1,184	313	2	1,184	313
Rated A	—	—	—	13,235	1,862	3	13,235	1,862
Rated BBB	—	—	—	10,465	2,639	1	10,465	2,639
Rated BB	—	—	—	15,366	2,801	1	15,366	2,801
Rated CCC	15,840	69	1	10,748	3,112	3	26,588	3,181
Rated CC	6,000	5,640	1	100,783	19,873	2	106,783	25,513
Unrated and other	151	20	3	22,779	6,469	1	22,930	6,489
Total Non-Agency MBS	21,991	5,729	5	204,997	45,040	16	226,988	50,769
Total MBS	$315,554	$8,622	22	$277,998	$48,287	34	$593,552	$56,909

At March 31, 2010, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $6.1 million at March 31, 2010.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on such Agency MBS to be credit related.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at March 31, 2010 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS were $50.8 million at March 31, 2010. These unrealized losses, which were not designated as credit related, are primarily believed to be related to an overall widening of spreads for many types of fixed income products, reflecting, among other things, limited liquidity in the market and a general negative bias toward structured mortgage products, including Non-Agency MBS.

The Company did not recognize any other-than-temporary impairment losses during the quarter ended March 31, 2010.  During the first quarter of 2009, the Company recognized other-than-temporary impairments of $1.5 million of credit related impairments in earnings against five of its Legacy Non-Agency MBS with an amortized cost of $1.7 million prior to recognizing the impairments.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents the composition of the Company’s other-than-temporary impairments for the quarterly periods ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Credit related other-than-temporary impairments included in earnings	$—	$1,549
Non-credit related other-than-temporary impairments recognized in other comprehensive income	—	—
Total other-than-temporary impairment losses	$—	$1,549

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the quarters ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Accumulated other comprehensive income from investment securities:
Unrealized gain/(loss) on MBS at beginning of quarter	$339,470	$(72,983)
Unrealized gain on MBS, net	38,059	121,786
Reclassification adjustment for MBS sales	(41,459)	—
Reclassification adjustment for other-than-temporary impairments included in net income	—	1,405
Balance at the end of period	$336,070	$50,208

Sales of MBS

During the quarter ended March 31, 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million and sold one Non-Agency MFR MBS for $7.2 million, realizing a gross gain of $654,000.  The Company did not sell any MBS during the quarter ended March 31, 2009.  The Company has no continuing involvement with the MBS sold.

MBS Interest Income

The following table presents components of interest income on the Company’s MBS portfolio by category for the quarterly periods ended March 31, 2010 and 2009:

MBS Category	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
(Dollars in Thousands)
Quarter Ended March 31, 2010
Agency MBS	$86,829	$(8,150)	$78,679
MFR MBS	17,099	8,367	25,466
Legacy Non-Agency MBS	3,231	268	3,499
Total	$107,159	$485	$107,644
Quarter Ended March 31, 2009
Agency MBS	$130,941	$(4,637)	$126,304
MFR MBS	1,127	495	1,622
Legacy Non-Agency MBS	4,312	(85)	4,227
Total	$136,380	$(4,227)	$132,153

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and MBS Forwards, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2010 and December 31, 2009:

Derivative Instrument	Designation	Balance Sheet Location	March 31, 2010	December 31, 2009
(In Thousands)
MBS Forwards, at fair value	Non-Hedging	Assets	$101,659	$86,014
Swaps, at fair value	Hedging	Liabilities	$(153,750)	$(152,463)

MBS Forwards

At March 31, 2010, the Company had 33 transactions involving Non-Agency MBS and repurchase financings that were identified as linked transactions.  Each of these linked transactions is accounted for and reported as an MBS Forward, which is reported as an asset on the Company’s consolidated balance sheet.  The fair value of the MBS Forward also reflects the accrued interest receivable on the underlying MBS and the accrued interest payable on the underlying repurchase agreement.  The Company’s MBS Forwards are not designated as hedging instruments and, as a result, the change in the fair value of MBS Forwards are reported as a net gain or loss in other income.

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s MBS Forwards at March 31, 2010 and December 31, 2009:

Linked Transactions at March 31, 2010
Linked Repurchase Agreements
Maturity or Repricing	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$286,258	1.90%
90 days to 180 days	14,105	1.69
180 days to 360 days	21,400	1.50
Total	$321,763	1.87%

Linked MBS
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)
Rated AA	$63,594	$61,697	$70,209	3.81%
Rated A	27,676	26,108	33,012	2.62
Rated BBB	123,799	121,121	142,377	4.27
Rated BB	52,706	51,750	62,489	4.82
Rated B	80,239	78,474	91,428	5.07
Rated CCC	73,650	71,772	91,221	5.43
Total	$421,664	$410,922	$490,736	4.53%

Linked Transactions at December 31, 2009
Linked Repurchase Agreements
Maturity or Repricing	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$209,468	1.89%
>30 days to 90 days	35,491	1.65
Total	$244,959	1.85%

Linked MBS
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)
Rated AA	$62,782	$60,985	$69,381	4.16%
Rated A	32,938	32,210	40,561	2.83
Rated BBB	127,038	125,826	146,502	4.98
Rated BB	53,644	53,172	64,131	5.05
Rated B	41,939	42,314	47,000	5.42
Rated CCC	11,199	11,199	13,999	5.19
Total	$329,540	$325,706	$381,574	4.67%

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents certain information about the components of the gain on MBS Forwards included in the Company’s consolidated statements of operations for the quarterly periods ended March 31, 2010 and 2009:

Components of Gain on MBS Forwards, net	Three Months Ended March 31,
(In Thousands)	2010	2009
Interest income attributable to linked MBS	$7,003	$—
Interest expense attributable to linked repurchase agreements	(1,268)	—
Change in fair value of linked MBS included in earnings	7,065	—
Gain on MBS Forwards	$12,800	$—

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

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2010.

At March 31, 2010, the Company had MBS with fair value of $143.8 million and restricted cash of $39.4 million pledged as collateral against its Swaps.  At December 31, 2009, the Company had MBS with fair value of $142.6 million and restricted cash of $39.4 million pledged against its Swaps.  (See Note 8)

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At March 31, 2010, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

At March 31, 2010, all of the Company’s Swaps were deemed effective and no Swaps were terminated during the three months ended March 31, 2010 and March 31, 2009.  The Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the quarterly periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in Thousands)	2010	2009
Interest expense attributable to Swaps	$29,134	$27,048
Weighted average Swap rate paid	4.24%	4.20%
Weighted average Swap rate received	0.24%	1.17%

At March 31, 2010, the Company had Swaps with an aggregate notional amount of $2.812 billion, which had gross unrealized losses of $153.8 million and extended 23 months on average with a maximum term of approximately five years.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s Swaps at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$57,328	3.93%	0.25%	$62,050	3.90%	0.26%
Over 30 days to 3 months	128,594	4.03	0.25	132,987	4.06	0.25
Over 3 months to 6 months	170,544	4.04	0.25	185,921	4.00	0.26
Over 6 months to 12 months	485,515	4.31	0.25	440,204	4.24	0.25
Over 12 months to 24 months	580,796	4.14	0.25	642,595	4.12	0.25
Over 24 months to 36 months	735,259	4.38	0.25	833,302	4.40	0.25
Over 36 months to 48 months	455,189	4.26	0.24	469,351	4.25	0.24
Over 48 months to 60 months	198,361	4.27	0.25	210,042	4.30	0.24
Over 60 months	—	—	—	30,170	3.59	0.27
Total Swaps	$2,811,586	4.24%	0.25%	$3,006,622	4.23%	0.25%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

Impact of Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income for the quarterly periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(152,463)	$(237,291)
Unrealized (loss)/gain on Swaps arising during the period, net	(1,287)	10,821
Balance at the end of period	$(153,750)	$(226,470)

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2010 and December 31, 2009:

(In Thousands)	March 31, 2010	December 31, 2009
MBS interest receivable:
Fannie Mae	$23,486	$30,212
Freddie Mac	4,149	4,863
Ginnie Mae	70	83
Non-Agency MBS	7,383	6,601
Total MBS interest receivable	35,088	41,759
Money market investments	11	16
Total interest receivable	$35,099	$41,775

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.      Real Estate

The following table presents the summary of assets and liabilities of Lealand at March 31, 2010 and December 31, 2009:

(In Thousands)	March 31, 2010	December 31, 2009
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,954	$10,998
Cash and other assets	207	298
Mortgage payable (1)	(9,101)	(9,143)
Accrued interest and other payables	(202)	(352)
Real estate assets, net	$1,858	$1,801

(1)  The mortgage collateralized by the property is non-recourse, subject to customary non-recourse exceptions, which generally means that the lender’s final source of repayment in the event of default is foreclosure of the property securing such loan.  This mortgage has a fixed interest rate of 6.87%, contractually matures on February 1, 2011 and is subject to a penalty if prepaid.  The Company has a loan to Lealand which had a balance of $439,000 at March 31, 2010 and $297,000 at December 31, 2009.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Revenue from operations of real estate	$374	$383
Mortgage interest expense	(156)	(155)
Other real estate operating expense	(201)	(222)
Depreciation and amortization expense	(89)	(85)
Loss from real estate operations, net	$(72)	$(79)

7.      Repurchase Agreements

Interest rates on the Company’s repurchase agreements generally are LIBOR-based and are collateralized by the Company’s MBS and cash.  At March 31, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 35 days and an effective repricing period of 11 months including the impact of related Swaps.  At December 31, 2009, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of approximately three months and an effective repricing period of 13 months, including the impact of related Swaps.

The following table presents contractual repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of Swaps that hedge existing and forecasted repurchase agreements, at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$4,756,589	0.46%	$4,102,789	0.34%
Over 30 days to 3 months	1,152,786	0.26	2,393,065	0.35
Over 3 months to 6 months	61,000	0.44	21,281	4.00
Over 6 months to 12 months	8,600	3.15	272,892	3.87
Over 12 months to 24 months	16,700	3.15	289,800	3.60
Over 24 months to 36 months	18,200	3.15	92,100	4.30
Over 36 months	—	—	23,900	3.26
Total	$6,013,875	0.44%	$7,195,827	0.68%

(1)  At March 31, 2010 and December 31, 2009, the Company had repurchase agreements of $321.8 million and $245.0 million, respectively, that were linked to MBS purchases and accounted for as MBS Forwards.  These linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents contractual repricing information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedged repurchase agreements at March 31, 2010:

March 31, 2010
Maturity	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	4,235,613	0.31
Over 30 days to 90 days	1,266,646	0.37
Over 90 days	511,616	1.72
Demand	—	—
Total	$6,013,875	0.44%

At March 31, 2010, the Company had Agency MBS with fair value of $5.675 billion pledged as collateral against $5.318 billion of repurchase agreements and Non-Agency MBS with a fair value of $1.028 billion pledged against repurchase agreements of $695.8 million.  At December 31, 2009, the Company had MBS with a fair value of $7.695 billion and restricted cash of $28.1 million pledged as collateral against its repurchase agreements.  (See Notes 4 and 8)

During the quarter ended March 31, 2010, in connection with the sale of $931.9 million of Agency MBS (See Note 3) the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.

The Company had repurchase agreements with 17 counterparties at March 31, 2010 and December 31, 2009. The following table presents information with respect to any repurchase agreement and MBS Forward counterparty for which the Company had greater than 10% of stockholders’ equity at risk at March 31, 2010:

March 31, 2010
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Deutsche Bank	A+/Aa3/AA-	$297,903	4	13.3%

(1)  As rated by the Rating Agencies at March 31, 2010.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying MBS Forwards, including interest payable, and (b) the fair value of the securities pledged by the Company as collateral and MBS underlying MBS Forwards, including accrued interest receivable on such securities.

8.      Collateral Positions

The Company pledges securities or cash as collateral pursuant to its borrowings under repurchase agreements and Swaps.  The Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral pursuant to repurchase agreements and Swaps.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high quality securities.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its repurchase agreement financings and Swaps at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Swaps:
Agency MBS	$143,754	$—	$142,599	$—
Cash (1)	39,387	—	39,374	—
	183,141	—	181,973	—
Repurchase Agreements:
Agency MBS	$5,675,425	$—	$7,454,537	$—
Non-Agency MBS	1,028,445	—	240,694	—
Cash (1)	—	—	28,130	—
	6,703,870	—	7,723,361	—
Total	$6,887,011	$—	$7,905,334	$—

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its repurchase agreement financings and Swaps at March 31, 2010:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
Fannie Mae	$5,237,934	$5,063,064	$22,141	$105,571	$103,259	$352	$5,365,998
Freddie Mac	427,858	414,261	3,867	27,961	27,512	157	459,843
Ginnie Mae	9,633	9,457	33	10,222	10,045	33	19,921
Agency MBS	$5,675,425	$5,486,782	$26,041	$143,754	$140,816	$542	$5,845,762
Rated AAA	28,315	35,962	96	—	—	—	28,411
Rated AA	1,352	977	4	—	—	—	1,356
Rated A	27,501	24,910	117	—	—	—	27,618
Rated BBB	99,332	101,525	391	—	—	—	99,723
Rated BB	17,809	16,274	83	—	—	—	17,892
Rated B	48,641	34,568	258	—	—	—	48,899
Rated CCC	327,480	278,794	1,639	—	—	—	329,119
Rated CC	412,319	376,761	2,413	—	—	—	414,732
Rated C	37,268	30,344	294	—	—	—	37,562
Rated D	26,827	31,398	171	—	—	—	26,998
Not Rated	1,601	1,496	25	—	—	—	1,626
Non-Agency MBS	$1,028,445	$933,009	$5,491	$—	$—	$—	$1,033,936
Total	$6,703,870	$6,419,791	$31,532	$143,754	$140,816	$542	$6,879,698

9.      Commitments and Contingencies

(a)   Lease Commitments

The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters in New York, New York extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company had a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(b)   MBS Purchase Commitment

At March 31, 2010, the Company had a commitment to purchase one Non-Agency MBS with an estimated face value of $7.2 million at an estimated purchase price of $4.9 million.

10.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At March 31, 2010, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

Through March 31, 2010, the Company had declared and paid all required quarterly dividends on its preferred stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2009 through March 31, 2010:

Declaration Date	Record Date	Payment Date
February 19, 2010	March 1, 2010	March 31, 2010
November 20, 2009	December 1, 2009	December 31, 2009
August 21, 2009	September 1, 2009	September 30, 2009
May 22, 2009	June 1, 2009	June 30, 2009
February 20, 2009	March 2, 2009	March 31, 2009

(b)  Dividends on Common Stock

The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.  On April 1, 2010, the Company declared a $0.24 per share dividend on its common stock for the quarter ended March 31, 2010, which will be paid on April 30, 2010 to stockholders of record on April 12, 2010.  The following table presents cash dividends declared by the Company on its common stock from January 1, 2009 through March 31, 2010:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 16, 2009	December 31, 2009	January 29, 2010	$0.27
October 1, 2009	October 13, 2009	October 30, 2009	0.25
July 1, 2009	July 13, 2009	July 31, 2009	0.25
April 1, 2009	April 13, 2009	April 30, 2009	0.22

(c)  Shelf Registrations

On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At March 31, 2010, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

On October 19, 2007, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.  On November 5, 2007, the Company filed a post-effective amendment to this automatic shelf registration statement, which became effective upon filing.

On December 17, 2004, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s 2004 Equity Compensation Plan as amended and restated, (the “2004 Plan”), which amended and restated the Company’s Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 1997 Plan, related to an aggregate of 3.5 million shares of common stock, of which 1.0 million shares remained available for issuance at March 31, 2010.

(d) DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the three months ended March 31, 2010, the Company issued 20,119 shares of common stock through the DRSPP, raising net proceeds of $145,657.  From the inception of the DRSPP in September 2003 through March 31, 2010, the Company issued 14,086,325 shares pursuant to the DRSPP, raising net proceeds of $125.1 million.

(e) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three months ended March 31, 2010, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through March 31, 2010, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(f)  Stock Repurchase Program

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at March 31, 2010.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(g)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at March 31, 2010 and December 31, 2009 was as follows:

(In Thousands)	March 31, 2010	December 31, 2009
Available-for-sale MBS:
Unrealized gains	$392,979	$402,834
Unrealized losses	(56,909)	(63,364)
	336,070	339,470
Hedging Instruments:
Unrealized losses on Swaps, net	(153,750)	(152,463)
	(153,750)	(152,463)
Accumulated other comprehensive income	$182,320	$187,007

At March 31, 2010 and December 31, 2009, the Company had other-than-temporary impairments recognized in accumulated other comprehensive income of $32.3 million and $38.6 million, respectively.

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the quarterly periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Amounts)	2010	2009
Numerator:
Net income	$82,677	$53,673
Dividends declared on preferred stock	(2,040)	(2,040)
Net income to common stockholders for basic and diluted earnings per share	$80,637	$51,633

Denominator:
Weighted average common shares for basic earnings per share	280,503	222,430
Weighted average dilutive equity instruments (1)	54	69
Denominator for diluted earnings per share (1)	280,557	222,499
Basic and diluted earnings per share	$0.29	$0.23

(1) The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive.  At March 31, 2010, the Company had an aggregate of approximately 936,000 equity instruments outstanding that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive.  These equity instruments included approximately 532,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 3.6 years and approximately 404,000 shares of restricted common stock with a weighted average grant date fair value of $7.56.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 3.5 million shares of common stock may be granted under the 2004 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2010, approximately 1.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2004 Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Board, awards may be granted under the 2004 Plan until June 9, 2014.

A DER is a right to receive a distribution equal to the dividend that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee (the “Compensation Committee”) of the Board shall determine at its discretion.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $226,000 and $175,000 during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the Company had 835,892 DERs outstanding, all of which were entitled to receive distributions.

Options

Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the common stock to be received upon exercise of such stock options as determined on the date of grant, shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of stock option issued under the 2004 Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.

During the three months ended March 31, 2010 and 2009, no Options were granted, expired or exercised.  At March 31, 2010, 532,000 Options were outstanding under the 2004 Plan, all of which were vested and exercisable, with a weighted average exercise price of $10.14.  As of March 31, 2010, the aggregate intrinsic value of total Options outstanding was zero, as all Options had exercise prices that exceeded the market price of the Company’s common stock.

Restricted Stock

The Company awarded 93,606 and 16,978 shares of restricted common stock during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $4.7 million and $4.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $387,000 and $263,000 on unvested shares of restricted stock at March 31, 2010 and December 31, 2009, respectively.  The unrecognized compensation expense at March 31, 2010 is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  The Company did not grant any RSUs during the three month periods ended March 31, 2010 or March 31, 2009.  At March 31, 2010, the Company had an aggregate of 326,392 outstanding RSUs, with DERs attached, which were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control or on January 1, 2013.  At March 31, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $671,000, and $895,000, respectively, related to the unvested RSUs.  The unrecognized compensation expense at March 31, 2010 related to unvested RSUs is expected to be recognized over the remainder of 2010.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the quarterly periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Restricted shares of common stock	$499	$251
RSUs	223	223
Total	$722	$474

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(b)  Employment Agreements

At March 31, 2010, the Company had employment agreements with eight of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

(c)  Deferred Compensation Plans

The Company administers deferred compensation plans for its senior officers and non-employee directors (collectively, the “Deferred Plans”), pursuant to which participants may elect to defer up to 100% of certain compensation.  The Deferred Plans are designed to align participants’ interests with those of the Company’s stockholders.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the quarterly periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Non-employee directors	$9	$21
Officers	1	12
Total	$10	$33

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2010 and December 31, 2009 that had not been distributed and the Company’s associated liability under such plans at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$193	$281	$375	$541
Officers	13	23	26	45
Total	$206	$304	$401	$586

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2010 and December 31, 2009, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2010 and 2009, the Company recognized expenses for matching contributions of $40,000 and $34,000, respectively.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.  Fair Value of Financial Instruments

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Agency and Non-Agency MBS

The Company obtains valuations for its MBS, which are primarily comprised of ARM-MBS from a third-party pricing service that provides pool-specific evaluations.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s MBS.

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

The Company determines the fair value of its Agency MBS based upon prices obtained from the pricing service, which are indicative of market activity.  In determining the fair value of its Non-Agency MBS, management considers prices obtained from pricing services, broker quotes received and other applicable market based data.  If listed prices or quotes are not available for a security, then fair value is based upon internally developed models that primarily use observable market-based inputs, in order to arrive at a fair value.  In valuing Non-Agency MBS, pricing services use observable inputs that include loan delinquency data and credit enhancement levels and, assign a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The pricing services collect and consider current market intelligence on all major markets including issuer level information, benchmark security evaluations and bid-lists throughout the day from various sources, if available.  The Company’s MBS are valued primarily based upon readily observable market parameters and, as such are classified as Level 2 fair values.

MBS Forwards

The MBS underlying the Company’s MBS Forwards are valued using the same technique used on the Company’s other Non-Agency MBS, which value is then netted against the linked repurchase agreement, at the valuation date.  The MBS Forward value is also increased by accrued interest receivable on the MBS and decreased by accrued interest payable on the repurchase agreement.  The Company’s MBS Forwards are classified as Level 2 fair values.

Swaps

The Company’s Swaps are valued using a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing its Swaps, the Company

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

considers the credit worthiness of both the Company and its counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At March 31, 2010, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2010, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at March 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,156,682	$—	$6,156,682
Non-Agency MBS	—	1,312,030	—	1,312,030
MBS Forwards	—	101,659	—	101,659
Total assets carried at fair value	$—	$7,570,371	$—	$7,570,371
Liabilities:
Swaps	$—	$153,750	$—	$153,750
Total liabilities carried at fair value	$—	$153,750	$—	$153,750

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$6,156,682	$6,156,682	$7,664,851	$7,664,851
Non-Agency MBS	1,312,030	1,312,030	1,093,103	1,093,103
Cash and cash equivalents	768,656	768,656	653,460	653,460
Restricted cash	39,387	39,387	67,504	67,504
MBS Forwards	101,659	101,659	86,014	86,014
Financial Liabilities:
Repurchase agreements	6,013,875	6,015,570	7,195,827	7,224,490
Mortgage payable on real estate	9,101	9,192	9,143	9,234
Swaps	153,750	153,750	152,463	152,463

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in high quality overnight money market investments and demand deposit accounts; such that their carrying value reflects their fair value.

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of the Company’s repurchase agreements.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mortgage Payable on Real Estate:  Reflects the estimated fair value of the principal balance of mortgage payable and the associated prepayment penalty at such date.

Commitments:  The MBS committed to be purchased at March 31, 2010 would have been offered at substantially the same price and under substantially the same terms as those committed to at such date; therefore, the fair value of the Company’s MBS purchase commitment at March 31, 2010 was zero.  The Company did not have any commitments to purchase MBS or enter into any other financial instrument at December 31, 2009.

14.  Subsequent Events

(a)   Common Stock Dividend

On April 1, 2010, the Company declared its first quarter 2010 dividend of $0.24 per share on its common stock to stockholders of record on April 12, 2010.  The common stock dividends and payments on outstanding DERs totaled $67.5 million and will be paid on April 30, 2010.

(b)         MBS Purchases and Purchase Commitments

Since March 31, 2010, (i) in anticipation of the high prepayments rates expected on the Company’s Agency MBS over the four-month period beginning in April 2010 resulting from the publicly announced delinquent loan buyout operations of Fannie Mae, the Company has purchased or committed to purchase over the next several months approximately $1.3 billion of Agency MBS in market transactions through securities dealers and (ii) the Company has purchased or committed to purchase approximately $97 million of Non-Agency MBS in market transactions through securities dealers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2009.

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (or the 1934 Act), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

At March 31, 2010, we had total assets of approximately $8.435 billion, of which $7.469 billion, or 88.5%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.157 billion of Agency MBS and $1.312 billion of Non-Agency MBS, substantially all of which represented the senior most tranches within the MBS structure.  The mortgages collateralizing our MBS portfolio predominantly include Hybrids and ARMs and, to a lesser extent, fixed-rate mortgages.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, MBS Forwards and MBS-related receivables.  It is our business strategy to hold our MBS as long-term investments.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the market place, the terms and availability of adequate financing, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the constant prepayment rate (or CPR), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our repurchase agreement borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our MBS to decline, thereby slowing the amortization of our MBS purchase premiums and the accretion of purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our repurchase agreements to decrease; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to lower interest rates; (iv) prepayments on our MBS to increase, thereby accelerating the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit market.

As of March 31, 2010, assuming a 15% CPR on our MBS portfolio and the MBS underlying our MBS Forwards, which approximates the speed at which we estimate that such assets generally prepay over time, approximately 37.3% of our MBS and the MBS underlying our MBS Forwards were expected to reset or prepay during the next 12 months and 93.4% were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 25 months.  As of March 31, 2010, our repurchase agreements and repurchase agreements underlying our MBS Forwards were scheduled to reprice in approximately 11 months on average, including the impact of Swaps.  As a result, we had an asset/liability mismatch of approximately 14 months at March 31, 2010.  (See the following discussion under “Recent Market Conditions and Our Strategy.”)

We are exposed to credit risk in our Non-Agency MBS portfolio; however, the credit support built into MBS transaction structures is designed to provide a level of protection from potential credit losses.  In addition, the discounted purchase prices paid on our MFR MBS provide additional protection from potential credit losses in the event we receive less than 100% of the par value of these assets.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS with respect to voluntary prepayment rates, default rates and loss severities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance versus our expected performance at the time of purchase or, if we have modified our original purchase assumptions, versus our revised performance expectations.  To the extent that actual performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, including revisions to the amount of discount allocated as credit discount for these MBS.  Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.

At March 31, 2010, 84.4% of our Non-Agency MBS were purchased at a discount, a portion of which is accreted into interest income over the life of the security.  The accretion of purchase discounts increases the yield on these MBS above the stated coupon interest rate.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary by security over time, based upon the amount of purchase discount, actual credit performance and CPRs experienced.

At March 31, 2010, approximately $6.294 billion, or 84.3%, of our MBS portfolio was in its contractual fixed-rate period (including fixed-rate MBS) and approximately $1.174 billion, or 15.7%, was in its contractual adjustable-rate period, of which $411.7 million had interest rates that reset monthly.  Our MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the interest rate on such MBS generally adjusts on an annual or semi-annual basis.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and, to a lesser extent, our Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings may change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which in recent years have been comprised entirely of Swaps. Our Swaps are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to hedged repurchase agreements.  We have not entered into any new Swaps since August 2008 and had Swaps with an aggregate notional amount of $195.0 million expire during the three months ended March 31, 2010.

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to expanding our investments in Non-Agency MBS, developing or acquiring asset management or third-party advisory services, creating new investment vehicles to manage MBS, re-

securitizing Non-Agency MBS and/or other real estate-related assets.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Recent Market Conditions and Our Strategy

During the first quarter of 2010, we continued to benefit from our strategy of investing in both Agency and Non-Agency MBS.  In the first quarter, we grew our Non-Agency MBS portfolio, purchasing $315.7 million of such securities (including $121.9 million of MBS reported as MBS Forwards) at an average purchase price of 72.0% of par value.  As a result of high premium prices on Agency MBS, due in part to the now completed $1.25 trillion Federal Reserve Agency MBS purchase program and the expectation of increased prepayment rates, we strategically reduced our Agency MBS portfolio during the quarter, through the sale of $931.9 million of Agency MBS at a weighted average price of 105.1% of par value.  With the recent completion of the Federal Reserve Agency MBS purchase program, we anticipate acquiring Agency MBS in excess of runoff during the second quarter of 2010.  (See Note 14(b) to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

In the first quarter of 2010, both Fannie Mae and Freddie Mac announced delinquent loan buyout operations pursuant to which 120+ day delinquent loans would be purchased out of existing MBS pools.  At March 31, 2010, Fannie Mae MBS represented 91.0% of the fair value of our Agency MBS portfolio.  As such, we expect that these buyout operations will impact MFA’s results.  We anticipate that the Fannie Mae delinquent loan buyouts will lead to high prepayment rates for MFA’s Agency MBS portfolio over the four month period beginning in April 2010.  This temporary surge in prepayments will reduce MFA’s second quarter interest income and resulting net income due to higher premium amortization expense, a decline in our higher yielding Agency MBS assets and an increase in lower yielding cash investments.  It is our belief that our net interest income will increase in the third quarter of 2010, as prepayment rates on our Agency MBS return to more normal levels and cash assets are reinvested in Agency and Non-Agency MBS.

Market demand for Non-Agency MBS has remained strong, and as a result, the value of our Non-Agency MBS continued to increase through the first quarter of 2010.  While Non-Agency MBS remain available at discounts to par value, such discounts have narrowed relative to discounts previously available and may continue to narrow further in the future, reducing the market yields on these assets.  Despite higher market prices and lower yields, we believe that loss-adjusted returns on Non-Agency MBS continue to represent attractive investment opportunities, particularly given that the ability to leverage Non-Agency MBS has increased significantly.

Unlike our Agency MBS, the yield on our MFR MBS are generally expected to increase if prepayment rates on these securities exceed our prepayment assumptions, as purchase discounts are accreted into interest income.  During the three months ended March 31, 2010, our Non-Agency MBS portfolio earned $29.0 million, of which $25.5 million was attributable to MFR MBS and $3.5 million was earned on our Legacy Non-Agency MBS.  In addition, we had a net gain of $12.8 million on our MBS Forwards, all of which was attributable to MFR MBS purchased as part of linked transactions.  The $12.8 million gain on MBS Forwards reflects interest income of $7.0 million and an increase of $7.1 million in fair value with respect to the underlying MBS and interest expense of $1.3 million on the underlying borrowings under repurchase agreements.  At March 31, 2010, $1.312 billion, or 17.6%, of our MBS portfolio, was invested in Non-Agency MBS, of which $1.107 billion were MFR MBS and $205.1 million were Legacy Non-Agency MBS.  In addition, we had forward contracts to repurchase $421.7 million of Non-Agency MBS that are accounted for as linked transactions and reported as a component of our MBS Forwards.  With $768.7 million of cash and cash equivalents and $337.5 million of unpledged Agency MBS at March 31, 2010, we are positioned to take advantage of investment opportunities within the residential MBS marketplace.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns while reducing leverage and sensitivity to prepayments.

The financial environment continues to be driven by exceptional monetary easing.  Funding through repurchase agreements for Agency MBS remains available to us at attractive rates from multiple counterparties and funding through repurchase agreements for Non-Agency became more available during the first quarter of 2010.  As a result, we increased our borrowings under repurchase agreements secured by our Non-Agency MBS during the first quarter of 2010.  At March 31, 2010, we had repurchase borrowings of $695.8 million against our Non-Agency MBS portfolio of $1.312 billion compared to borrowings of $151.9 million secured by Non-Agency MBS of $1.093 billion at December 31, 2009.  In general, when a newly purchased Non-Agency MBS is financed through a repurchase transaction with the same counterparty from whom such security was purchased, such transaction is considered linked.  Our linked transactions are reported net, as MBS Forwards, on our consolidated balance sheet.  The changes in the fair value of our MBS Forwards are reported as a net gain or loss on our statements of operations.  At March 31, 2010, we had $421.7 million of Non-Agency MBS pledged against repurchase borrowings of $321.8 million that were considered linked and, therefore, reported as a component of MBS Forwards on our balance sheet.  (See Notes 2(l), 4 and 13 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

At March 31, 2010, we had borrowings under repurchase agreements with 17 counterparties and a resulting debt-to-equity multiple of 2.7 times.  This low leverage multiple reflects the lower leverage used to finance our growing Non-Agency MBS portfolio, while reducing our Agency MBS portfolio that is funded with greater leverage.

The following table presents certain benchmark interest rates at the dates indicated:

Date	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT (1)	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
March 31, 2010	0.25%	0.44%	0.92%	0.41%	1.02%	3.83%	0.00 - 0.25%
December 31, 2009	0.23	0.43	0.98	0.47	1.14	3.84	0.00 - 0.25
September 30, 2009	0.25	0.63	1.26	0.40	0.96	3.31	0.00 - 0.25
June 30, 2009	0.31	1.11	1.61	0.56	1.11	3.52	0.00 - 0.25
March 31, 2009	0.50	1.74	1.97	0.57	0.80	2.69	0.00 - 0.25

(1)  CMT - rate for one-year constant maturity treasury.

At March 31, 2010, we had Non-Agency MBS of $1.312 billion, of which $1.107 billion were MFR MBS.  In addition, we had Non-Agency MBS, all of which were MFR MBS, of $421.7 million underlying our MBS Forwards at March 31, 2010.  We acquired these assets, which had an aggregate fair value of $1.529 billion at March 31, 2010, at an average price to par value of 64.8%.  At March 31, 2010, our MFR MBS (including linked MBS) had weighted average structural credit enhancement of 9.4%.

The mortgages collateralizing our MFR MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing MFR MBS, including linked MBS included in our MBS Forwards, at March 31, 2010:

Property Location	Percent
Southern California	28.0%
Northern California	19.3%
Florida	8.4%
New York	4.9%
Virginia	4.1%
Maryland	3.1%

MFR MBS

The tables below present our MFR MBS.  (See the tables under “Quantitative and Qualitative Disclosures About Market Risk-Market Value Risk” for information about our entire Non-Agency MBS portfolio.)  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.  The tables below include Non-Agency MBS with a fair value of $421.7 million that are accounted for as linked transactions and reported as a component of our MBS Forwards.  Transactions that are currently linked may or may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and performance, we consider linked MBS as part of our MBS portfolio.  As such, we have included MBS that are a component of linked transactions in the table below.

The following table presents certain information, detailed by year of initial MBS securitization and FICO score, about the underlying loan characteristics of our MFR MBS at March 31, 2010:

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher(1)			Below 715(1)
			2005			2005
Year of Securitization (2)	2007	2006	and Prior	2007	2006	and Prior	Total
(Dollars in Thousands)
Number of securities	29	51	46	10	14	6	156
MBS current face	$405,134	$658,185	$567,933	$149,984	$283,011	$45,010	$2,109,257
Gross purchase discounts	$(147,600)	$(241,525)	$(141,760)	$(79,761)	$(136,472)	$(16,424)	$(763,542)
Purchase discounts designated as credit discounts (3)	$(108,681)	$(172,843)	$(89,899)	$(79,302)	$(129,758)	$(12,408)	$(592,891)
MBS amortized cost	$257,534	$416,660	$426,173	$70,223	$146,539	$28,586	$1,345,715
MBS fair value	$299,487	$481,672	$463,939	$87,920	$163,408	$32,120	$1,528,546
Weighted average fair value to current face	73.9%	73.2%	81.7%	58.6%	57.7%	71.4%	72.5%
Weighted average coupon (4)	5.58%	5.43%	4.24%	4.32%	2.89%	3.68%	4.68%
Weighted average loan age (months) (4) (5)	40	47	60	37	46	59	49
Weighted average loan to value at origination (4) (6)	71%	71%	70%	75%	73%	72%	71%
Weighted average FICO score at origination (4) (6)	736	732	732	705	703	707	726
Owner-occupied loans	90.3%	87.7%	84.7%	81.5%	82.0%	82.9%	86.1%
Rate-term refinancings	27.2%	19.1%	17.5%	21.1%	13.7%	11.8%	19.5%
Cash-out refinancings	26.4%	28.2%	21.8%	33.1%	33.4%	33.3%	27.3%
3 Month CPR (5)	16.9%	13.9%	14.3%	17.4%	16.1%	15.1%	15.1%
3 Month CRR (5) (7)	11.7%	8.6%	9.9%	5.3%	4.1%	7.9%	8.7%
3 Month CDR (5) (7)	5.7%	5.8%	4.8%	12.6%	12.2%	7.5%	6.9%
60+ days delinquent (6)	21.6%	21.4%	13.4%	42.2%	35.1%	26.0%	22.7%
Credit enhancement (6) (8)	7.7%	8.8%	10.3%	10.7%	10.0%	15.8%	9.4%

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

(4) Weighted average is based on MBS current face at March 31, 2010.

(5) Information provided is based on loans for individual group owned by us.

(6) Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(7) CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(8) Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss so long as its credit enhancement is greater than zero.

Regulatory Developments

The U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Results of Operations

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

For the first quarter of 2010, we had net income available to our common stockholders of $80.6 million, or $0.29 per common share, compared to net income of $51.6 million, or $0.23 per common share, for the first quarter of 2009.

Interest income on our MBS portfolio for the first quarter of 2010 was $107.6 million compared to $132.2 million for the first quarter of 2009.  Excluding changes in market values, our average investment in MBS decreased by $2.213 billion, or 21.9%, to $7.894 billion for the first quarter of 2010 from $10.107 billion for the first quarter of 2009.  Since 2009, we have strategically decreased our Agency MBS portfolio through sales and amortization, as we increased our investments in Non-Agency MBS.  The net yield on our MBS portfolio was 5.45% for the first quarter of 2010 compared to 5.23% for the first quarter of 2009.  For the first quarter of 2010, our MBS portfolio yield reflected the positive impact of the yield on our MFR MBS portfolio, which was partially offset by a decrease in the net yield on our Agency MBS portfolio.  The decrease in the net yield on our Agency MBS portfolio, to 4.64% from 5.18%, reflects the impact of:  (i) the general decline in market interest rates, which caused our coupons to reset to lower market interest rates; (ii) the increase in our premium amortization as a result of significant increases in prepayment activity reflecting refinance activity fueled by low market interest rates available on mortgages, U.S. Government programs and initiatives aimed at reducing foreclosures and default driven prepayments on our Freddie Mac MBS; and (iii) strategic sales of our longer duration, higher yielding Agency MBS from the first quarter of 2009 through the first quarter of 2010.

Average net purchase premiums on our MBS portfolio for the first quarter of 2010 was significantly lower than during the first quarter of 2009, reflecting the shift of our investment emphasis toward Non-Agency MBS.  During the first quarter of 2010, we recognized net purchase discount accretion of $485,000, comprised of net premium amortization of $8.2 million, or 40 basis points, primarily on our Agency and Legacy Non-Agency MBS portfolio, and purchase discount accretion of $8.7 million, or 42 basis points, primarily on our MFR MBS portfolio.  During the first quarter of 2009, we recognized net premium amortization of $4.2 million, comprised of gross premium amortization of $4.7 million and gross discount accretion of $495,000.  The average CPR on our Agency MBS increased to 25.6% for the first quarter of 2010 compared to 12.2% for the first quarter of 2009.  At March 31, 2010, we had net purchase premiums of $76.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $682.2 million, including purchase credit discounts of $537.8 million, on our Non-Agency MBS.

The following table presents the components of the net yield earned on our MBS portfolios and average CPRs experienced for the quarterly periods presented:

Quarter Ended	Gross Yield/Stated Coupon	Net (Premium Amortization)/ Discount Accretion	Other (1)	Net Yield	Average CPR
March 31, 2010	5.18%	0.02%	0.25%	5.45%	24.0%
December 31, 2009	5.28	0.08	0.21	5.57	19.0
September 30, 2009	5.37	(0.03)	0.09	5.43	20.2
June 30, 2009	5.46	(0.15)	(0.04)	5.27	16.0
March 31, 2009	5.50	(0.17)	(0.10)	5.23	12.2

(1) Reflects the cost of delay in receiving principal on the MBS and the (cost)/benefit to carry purchase (premiums)/discounts, respectively.

The following table presents information about average balances of our MBS portfolio by category and associated income generated from each of these categories for the quarters ended March 31, 2010 and March 31, 2009:

	Average Balance		Net (Premium
	of Amortized	Coupon	Amortization)/Discount	Interest	Net Asset
MBS Category	Cost	Interest	Accretion	Income	Yield
(Dollars in Thousands)
Quarter Ended March 31, 2010
Agency MBS	$6,786,268	$86,829	$(8,150)	$78,679	4.64%
MFR MBS (1)	852,667	17,099	8,367	25,466	11.95
Legacy Non-Agency MBS	254,617	3,231	268	3,499	5.50
Total	$7,893,552	$107,159	$485	$107,644	5.45%
Quarter Ended March 31, 2009
Agency MBS	$9,748,919	$130,941	$(4,637)	$126,304	5.18%
MFR MBS	42,590	1,127	495	1,622	15.24
Legacy Non-Agency MBS	315,898	4,312	(85)	4,227	5.35
Total	$10,107,407	$136,380	$(4,227)	$132,153	5.23%

(1)  Does not include linked MBS with a fair value of $421.7 million.  Had these linked MFR MBS not been linked, our MFR MBS would have had an average amortized cost of $1.229 billion, coupon interest of $22.1 million, discount accretion of $10.4 million, interest income of $32.5 million, and a net asset yield of 10.6%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of high quality money market investments, decreased by $558,000 to $53,000 for the first quarter of 2010, from $611,000 for the first quarter of 2009.  While our average cash investments increased to $513.9 million, they yielded only 0.04% for the first quarter of 2010 compared to average cash investments of $458.0 million yielding 0.54% for the first quarter of 2009.  During the first quarter of 2010, we increased our cash investments to meet anticipated margin calls associated with the expected temporary surge in default-driven prepayments on our Agency MBS portfolio in the upcoming months.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our interest expense for the first quarter of 2010 decreased by 46.7% to $38.5 million, from $72.1 million for the first quarter of 2009, reflecting the significant decreases in both our average borrowings and the interest rates paid on our repurchase agreements for the current quarter.  In addition to our investment emphasis on lower leveraged Non-Agency MBS, during the first quarter of 2010, we terminated $657.3 million of repurchase agreements with a weighted average borrowing rate of 3.85% in connection with sales of $931.9 million of Agency MBS.  As a result of these actions, our average repurchase agreements for the first quarter of 2010 were $6.508 billion, compared to $8.984 billion for the first quarter of 2009.  We experienced an 86 basis point decrease in our effective cost of borrowing to 2.40% for the quarter ended March 31, 2010 from 3.26% for the quarter ended March 31, 2009.  Our lower borrowing rate for the first quarter of 2010 reflects the decrease in market interest rates and the impact of terminating our longer-term, higher interest rate repurchase agreement borrowings.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $29.1 million, or 182 basis points, for the quarter ended March 31, 2010, compared to interest expense of $27.0 million, or 122 basis points, for the first quarter of 2009.

In the first quarter of 2010, we used additional repurchase agreement borrowings against our Non-Agency MBS portfolio.  However, as a result of the reduction in our Agency MBS portfolio, we have substantially reduced our reliance on leverage through repurchase financings.  As of March 31, 2010, MFA’s overall debt-to-equity multiple was 2.7x compared to 3.3x as of December 31, 2009.  By utilizing less leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  As we return to acquiring Agency MBS, we expect that our borrowings under repurchase agreements will increase as we use leverage to acquire such assets.  Our funding costs for the remainder of 2010 will be impacted by market interest rates and the amount of our borrowings, neither of which can be predicted with any certainty.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP	Non-GAAP
	Leverage	Leverage
At the Period Ended	Multiple	Multiple(1)
March 31, 2010	2.7x	2.8x
December 31, 2009	3.3	3.4
September 30, 2009	3.4	3.5
June 30, 2009	4.8	4.8
March 31, 2009	6.0	6.0

(1)  Non-GAAP Leverage Multiple reflects our borrowings under repurchase agreements that are reported on our balance sheet as a component of MBS Forwards.  Repurchase agreements and associated interest payable of $321.9 million, $245.0 million, and $162.7 million at March 31, 2010, December 31, 2009, and September 30, 2009, respectively, were included in our MBS Forwards.  We present a non-GAAP leverage multiple since repurchase agreements that are a component of MBS Forwards may not be linked in the future, and if no longer linked, will be reported as a repurchase agreement.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreements has not decreased in connection with recent declines in market interest rates, reflecting the fixed-pay rate stated in our Swap agreements.  At March 31, 2010, we had repurchase agreements of $6.014 billion, of which $2.812 billion was hedged with Swaps.  At March 31, 2010, our Swaps had a weighted average fixed-pay rate of 4.24% and extended 23 months on average with a maximum term of approximately five years.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first quarter of 2010, our net interest income increased by $8.6 million, or 14.2%, to $69.2 million from $60.6 million for the first quarter of 2009.  This increase reflects an improvement in our net interest spread as MBS yields relative to our funding costs widened due to declining interest rates and the accretive impact of our MFR MBS.  Our first quarter 2010 net interest spread and margin were 2.73% and 3.29%, respectively, compared to a net interest spread and margin of 1.77% and 2.26%, respectively, for the first quarter of 2009.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin (1)	MBS	MBS	Spread
March 31, 2010	2.73%	3.29%	5.45%	2.40%	3.05%
December 31, 2009	2.73	3.24	5.57	2.50	3.07
September 30, 2009	2.48	3.00	5.43	2.70	2.73
June 30, 2009	2.31	2.75	5.27	2.78	2.49
March 31, 2009	1.77	2.26	5.23	3.26	1.97

(1)  Net interest income divided by average interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended (Dollars in Thousands)	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Interest Earning Cash (2)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
March 31, 2010 (3)	$7,893,552	$107,644	$513,867	$107,697	5.13%	$6,507,890	$38,451	2.40%	$69,246
December 31, 2009 (3)	8,721,342	121,435	579,631	121,512	5.23	7,372,074	46,287	2.50	75,225
September 30, 2009 (3)	9,165,267	124,399	437,444	124,548	5.18	7,774,620	52,976	2.70	71,572
June 30, 2009	9,604,374	126,477	358,343	126,737	5.09	8,369,408	58,006	2.78	68,731
March 31, 2009	10,107,407	132,153	457,953	132,764	5.03	8,984,456	72,137	3.26	60,627

(1)  Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  The information for the quarter does not include the MBS or repurchase agreements that are accounted for as linked transactions.

We did not recognize any other-than-temporary impairments during the three months ended March 31, 2010.  For the quarter ended March 31, 2009, we had other-than-temporary impairments of $1.5 million in connection with five of our Legacy Non-Agency MBS, all of which was recognized through charges to earnings.

For the first quarter of 2010, we had other operating income, net of $20.1 million.  This income primarily reflects the net impact of:  (i) $33.7 million of gains realized on the sale of MBS, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS; (ii) losses of $26.8 million on termination of repurchase agreements in connection with our MBS sales, and (iii) net gains of $12.8 million on our MBS Forwards.  Sales of our longer-duration Agency MBS, which began during 2009 and continued through the first quarter of 2010, has reduced our sensitivity to future increases in market interest rates.  The gain on our MBS Forwards reflects appreciation of $7.1 million in the fair value of the underlying MBS, interest income of $7.0 million on the underlying MBS and interest expense of $1.3 million on the underlying repurchase agreements.  Future gains/losses on MBS Forwards will reflect changes in the market value of the underlying Non-Agency MBS and will be impacted by the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty.  If MBS Forwards become unlinked in the future, the underlying MBS and repurchase agreements and associated interest income and expense will be presented gross on our balance sheet and income statement, prospectively.

For the first quarter of 2010, we had operating and other expenses of $6.7 million, including real estate operating expenses and mortgage interest totaling $446,000 attributable to our one real estate investment property, which is not material to our business.  For the first quarter of 2010, our compensation and benefits and other general and administrative expense were $6.2 million, or 1.13% of average equity, compared to $5.4 million, or 1.53% of average equity, for the first quarter of 2009.  The $866,000 increase in our employee compensation and benefits expense for first quarter of 2010 compared to the first quarter of 2009, reflects increases to our contractual and general bonus pool accrual, higher salary expense reflecting additional hires, primarily related to our strategy of investing in Non-Agency MBS, salary increases for 2010, and the vesting of equity based compensation awards.  Our other general and administrative expenses, which are comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs, remained relatively unchanged at $1.9 million for the quarters ended March 31, 2010 and 2009.

Liquidity and Capital Resources

General

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

We employ a diverse capital raising strategy under which we may issue capital stock.  At March 31, 2010, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

Our existing repurchase agreements are renewable at the discretion of our lenders and, as such, generally do not contain guaranteed roll-over terms.  Repurchase financing currently remains available to us at attractive rates from multiple counterparties.  We maintain cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, our Cushion) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash investments fluctuate based on the timing of our operating, investing and financing activities and are managed based on our anticipated cash needs.  (See our Consolidated Statements of Cash Flows, included under Item 1 of this quarterly report on Form 10-Q.)

Cash Flows and Liquidity For the Quarter Ended March 31, 2010

Our cash and cash equivalents increased by $115.2 million during the three months ended March 31, 2010.  During such period, we increased our cash investments to meet anticipated margin calls associated with the expected temporary surge in default-driven prepayments on our Agency MBS portfolio in the upcoming months.  Cash provided by our operating and investing activities provided an aggregate of $1.380 billion while our financing activities used $1.265 billion.

At March 31, 2010, our debt-to-equity multiple was 2.7 times compared to 3.3 times at December 31, 2009.  This decrease in our leverage multiple primarily reflects the significant reduction of our Agency MBS portfolio and associated repurchase agreement borrowings.  At March 31, 2010, we had borrowings under repurchase agreements of $6.014 billion with 17 counterparties, of which $5.318 billion was secured by Agency MBS and $695.8 million was secured by Non-Agency MBS.  In addition, at such date, we had $321.8 million of repurchase agreements that were a component of our MBS Forwards.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2009, we had repurchase agreements of $7.196 billion with 17 counterparties and had repurchase agreements of $245.0 million that were a component of our MBS Forwards.

Our investing activities generated net cash of $1.320 billion during the three months ended March 31, 2010.  During such period, we received cash of $574.8 million from prepayments and scheduled amortization on our MBS portfolio and purchased $193.9 million of Non-Agency MBS funded with cash and repurchase financings.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the three months ended March 31, 2010, we sold 52 of our longer-term Agency MBS for $931.9 million, reducing the average time-to-reset for our portfolio, realizing gross gains of $33.1 million.  In addition, we sold one Non-Agency MBS for $7.2 million, bringing total proceeds from sales of MBS to $939.1 million for the period.  In connection with sales of our Agency MBS, we terminated $657.3 million of repurchase agreements incurring losses of $26.8 million, using cash of $684.1 million.

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

At March 31, 2010, we had a total of $6.848 billion of MBS pledged against our repurchase agreements and Swaps and $39.4 million of restricted cash pledged against our Swaps.  At March 31, 2010, we had a Cushion of $1.203 billion available to meet potential margin calls, comprised of cash and cash equivalents of $768.7 million, unpledged Agency MBS of $337.5 million, and excess collateral of $96.7 million.  In addition, at March 31, 2010, we had unpledged Non-Agency MBS with a fair value of $283.6 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

The table below summarizes our margin activity for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and	Net Assets
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Securities Received For Reverse Margin Calls	Received/ (Pledged) For Margin Activity
(In Thousands)
March 31, 2010	$422,614	$259,286	$681,900	$808,555	$126,655
December 31, 2009	251,003	47,238	298,241	146,594	(151,647)
September 30, 2009	305,154	12,770	317,924	269,154	(48,770)
June 30, 2009	254,646	27,440	282,086	310,676	28,590
March 31, 2009	177,892	74,360	252,252	209,342	(42,910)

Our capacity to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities.  During the quarter, we retained cash to increase our Cushion in order to meet anticipated margin calls on our Agency MBS, as we expect significant prepayment activity in our Agency MBS portfolio through the end of the second quarter of 2010.  These anticipated prepayments reflect the decision announced by Fannie Mae and Freddie Mac to purchase out of their respective MBS pools delinquent mortgages.

During the three months ended March 31, 2010, we paid cash dividends of $75.7 million on our common stock and $2.0 million on our preferred stock, and made payments of $226,000 on our outstanding DERs.  On April 1, 2010, we declared our first quarter 2010 dividend on our common stock of $0.24 per share, which totaled $67.5 million, including DERs of $201,000.  These dividends and DERS will be paid on April 30, 2009.

We believe that we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result and our liquidity position could be adversely affected.

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of qualifying assets and at least 80% of our portfolio must be comprised of qualifying assets and real estate-related assets under the Investment Company Act.  Qualifying assets for this purpose include whole pool Agency MBS that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act.  We intend to treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption limits the types of assets we may acquire from time to time.  In addition, although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption.  Further, to the extent that the SEC staff provides different guidance regarding any of the matters bearing upon this exemption, we may be required to adjust our strategy which may require us to sell a substantial portion of our assets under potentially adverse market conditions or acquire assets in order for us to regain compliance.  If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in our annual report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to interest rates, liquidity, prepayment speeds, market value and the credit quality of our assets while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock.  While we do not seek to avoid risk, we seek to: assume risk that can be quantified from historical experience and actively manage such risk; earn sufficient returns to justify the taking of such risks; and, maintain capital levels consistent with the risks that we undertake.

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our repricing gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolios and on the MBS underlying our MBS Forwards; and (b) the months remaining until our repurchase agreements and repurchase agreements underlying our MBS Forwards mature, including the impact of Swaps (or Repricing Gap).  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with March 31, 2010, the monthly CPR on our MBS portfolio ranged from a high of 27.0% experienced during the quarter ended March 31, 2010 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average CPR over such quarters of 15.4%.

The following table presents information at March 31, 2010 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolios, including MBS underlying our MBS Forwards:

CPR Assumptions		Estimated Months to Asset Reset or Expected Prepayment (1)	Estimated Months to Liabilities Reset	Repricing Gap in Months
0%	(2)	40	11	29
15%		25	11	14
20%		23	11	12
25%		20	11	9

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At March 31, 2010, our financing obligations under repurchase agreements and repurchase agreements underlying our MBS Forwards had a weighted average remaining contractual term of 53 days and a weighted average term to interest rate reset of 36 days.  Upon contractual maturity or an interest reset date, these borrowings are refinanced at then prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended March 31, 2010, our Swaps accounted for $29.1 million, or 182 basis points, of our borrowing costs.  At March 31, 2010, we had repurchase agreements of $6.014 billion and repurchase agreements of $321.8 underlying our MBS Forwards.  At such date, we had $2.812 billion of our repurchase agreements hedged with Swaps.  At March 31, 2010, our Swaps had a weighted average fixed-pay rate of 4.24% and extended 23 months on average with a maximum term of approximately five years.

At March 31, 2010, our Swaps were in an unrealized loss position of $153.8 million, compared to an unrealized loss position of $152.5 million at December 31, 2009.  We expect the unrealized losses on our Swaps to lessen over the remainder of 2010, as our Swaps amortize and their remaining term shortens.  From April 1, 2010 through December 31, 2010, $626.1 million, or 22.3% of our $2.812 billion Swap notional outstanding at March 31, 2010, will amortize or expire.

The interest rates for most of our ARM-MBS, once in their adjustable rate period, primarily reset based on LIBOR and, to a lesser extent, CMT or the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA), while our borrowings, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  At March 31, 2010, 82.5% of our Agency MBS were LIBOR based (of which 77.0% were based on 12-month LIBOR and 5.5% were based on six-month LIBOR), 12.2% were one-year CMT based, 4.7% were MTA based and 0.6% were 11th District Cost of Funds Index (or COFI) based.  Our Non-Agency MBS, which comprised 17.6% of our MBS portfolio (and 22.0% including linked MBS) at March 31, 2010, have interest rates that reset based on these benchmark indices as well.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly, including the impact of Swaps than the repricing of our assets.  Therefore, on average, our cost of borrowings generally rise or fall more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at March 31, 2010.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Shock Table
Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$7,752,648	$(105,994)	$7,646,654	$(89,972)	(6.60)%	(1.16)%
+ 50 Basis Point Increase	$7,831,914	$(129,872)	$7,702,042	$(34,584)	(3.13)%	(0.45)%
Actual at March 31, 2010	$7,890,376	$(153,750)	$7,736,626	$—	—	—
- 50 Basis Point Decrease	$7,928,036	$(177,628)	$7,750,408	$13,782	0.42%	0.18%
-100 Basis Point Decrease	$7,944,893	$(201,505)	$7,743,388	$6,762	(0.74)%	0.09%

(1)  Includes linked MBS that are reported as a component of MBS Forwards on our consolidated balance sheet. Such MBS may not be linked in future periods.

(2)  Excludes cash investments, which have overnight maturities and are not expected to change in value as interest rates change.

(3)  Includes linked repurchase agreements that are reported as a component of our MBS Forwards on our consolidated balance sheet.  Such repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2010.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the shock table.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and composition size of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at March 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our MFR MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.61 and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (1.05).  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our MBS Forwards), which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

All of our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our MBS Forwards are reported in earnings.  The fair value of our MBS and MBS Forwards fluctuate primarily due to changes in interest rates and yield curves.  At March 31, 2010, our investment securities were comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS is generally not credit-related, changes in the fair value of our Non-Agency MBS and MBS Forwards may reflect both market conditions and credit risk.  At March 31, 2010, our Non-Agency MBS had a fair value of $1.312 billion and an amortized cost of $1.185 billion, comprised of gross unrealized gains of $177.8 million and gross unrealized losses of $50.8 million.  Our MBS Forwards included MBS with a fair value of $421.7 million, including mark-to-market adjustments of $10.7 million, which have already been reflected through earnings.

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of our MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls are not met, our lender could liquidate the securities collateralizing our repurchase agreements with such lender, potentially resulting in a loss to us.  To avoid forced liquidations, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay.  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the price at which such assets are sold.  Such a decrease in our net interest income could negatively impact cash available for distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

Our Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by the U.S. Government, any federal agency or any federally chartered corporation.  The loans collateralizing our Non-Agency MBS (including MBS underlying our MBS Forwards) are primarily comprised of Hybrids, with fixed-rate periods generally ranging from three to ten years, and, to a lesser extent, ARMs and fixed-rate mortgages.  At March 31, 2010, 87.5% of our Non-Agency MBS were ARM-MBS, of which $389.9 million or 34.0% were in their adjustable period, and 66.0% remained in their fixed-rate period.

The following table presents certain information, detailed by the year of initial MBS securitization and FICO score, about the underlying loan characteristics of our Non-Agency MBS (which does not include three MBS with an aggregate amortized cost of approximately $170,000 for which the information is not available) at March 31, 2010.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.  Transactions that are currently linked and, therefore, presented as MBS Forwards, may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and performance, we consider linked MBS as part of our MBS portfolio, and as a result, have included MBS that are a component of linked transactions in the tables below.

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	31	52	52	10	14	13	172
MBS current face	$537,948	$688,660	$611,614	$149,984	$283,011	$102,299	$2,373,516
MBS amortized cost	$378,410	$445,689	$468,329	$70,223	$146,539	$86,564	$1,595,754
MBS fair value	$398,975	$505,747	$499,421	$87,920	$163,408	$78,073	$1,733,544
Weighted average fair value to current face	74.2%	73.4%	81.7%	58.6%	57.7%	76.3%	73.0%
Weighted average coupon (3)	5.67%	5.44%	4.17%	4.32%	2.89%	3.31%	4.70%
Weighted average loan age (months) (3) (4)	39	47	61	37	46	69	49
Weighted average loan to value at origination (3) (5)	71%	71%	70%	75%	73%	75%	71%
Weighted average FICO score at origination (3) (5)	737	732	732	705	703	699	727
Owner-occupied loans	91.1%	88.0%	85.1%	81.5%	82.0%	79.4%	86.5%
Rate-term refinancings	28.3%	19.4%	18.0%	21.1%	13.7%	10.5%	20.1%
Cash-out refinancings	26.2%	28.8%	21.2%	33.1%	33.4%	37.4%	27.4%
3 Month CPR (4)	15.2%	14.2%	14.2%	17.4%	16.1%	9.2%	14.6%
3 Month CRR (4) (6)	10.4%	9.1%	9.8%	5.3%	4.1%	3.4%	8.5%
3 Month CDR (4) (6)	5.2%	5.5%	4.7%	12.6%	12.2%	5.9%	6.5%
60+ days delinquent (5)	20.6%	21.0%	13.5%	42.2%	35.1%	23.3%	22.1%
Credit enhancement (5) (7)	7.1%	8.5%	10.4%	10.7%	10.0%	27.5%	9.8%

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

(3)  Weighted average is based on MBS current face at March 31, 2010.

(4)  Information provided is based on loans for individual group owned by us.

(5)  Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(6)  CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(7)  Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss so long as its credit enhancement is greater than zero.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including linked MBS, held at March 31, 2010:

Property Location	Percent
Southern California	28.5%
Northern California	19.2%
Florida	8.2%
New York	4.7%
Virginia	4.0%
Maryland	3.0%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, which have interim and lifetime interest rate adjustment caps, with shorter-term borrowings in the form of repurchase agreements.  Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be nor are they, matched.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are a component to our MBS Forwards, and Swaps.  At March 31, 2010, we had $1.203 billion of assets available to meet potential margin calls, comprised of cash and cash equivalents of $768.7 million, unpledged Agency MBS of $337.5 million and excess collateral of $96.7 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

Prepayment and Reinvestment Risk

Premiums paid on our MBS are amortized against interest income and discounts are accreted to interest income as we receive principal payments (i.e., prepayments and scheduled amortization) on such securities.  Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  Interest income is accrued based on the outstanding principal balance of the MBS and their contractual terms.  In addition, purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.  As discussed under “Recent Market Conditions and Our Strategy,” we anticipate that the Fannie Mae delinquent loan buyout program will lead to high prepayment rates for MFA’s Agency MBS portfolio over the four month period beginning in April 2010.

For tax purposes, premiums paid on investments are amortized against interest income.  Conversely, discounts on such investments are accreted into interest income.  On a tax basis, amortization of premiums and accretion of discounts will differ for those reported for financial accounting purposes under GAAP.  At March 31, 2010, the net premium on our Agency MBS portfolio for financial accounting purposes was $76.9 million and the net purchase discount on our Non-Agency MBS portfolio was $682.2 million.  For tax purposes, we estimate that at March 31, 2010, our net purchase premiums on our Agency MBS was $75.2 million and the net purchase discount on our Non-Agency MBS was $762.7 million.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

Credit Risk

Although we do not expect to encounter credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in MBS deal structure and the discounted purchase prices we paid provide us with a level of protection from losses.  Our Non-Agency investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS with respect to voluntary prepayment rates, default rates and loss severities, and establish a credit discount amount for these MBS.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance versus our expected performance at purchase or, if we have modified our original purchase assumptions, versus our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, including revisions to the credit discounts established for these MBS.  Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

Readers should carefully consider, in connection with the other information disclosed in this quarterly report on Form 10-Q, the risk factors disclosed in Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 (or the 2009 Form 10-K) and the risk factor set forth below.  Our risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this quarterly report and elsewhere.  The materialization of any risks and uncertainties identified in this quarterly report together with those previously disclosed in the 2009 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in this quarterly report.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  As a result, we could have “excess inclusion income.”  Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income.  In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income.  Moreover, we could face limitations in selling equity interests in these securitizations to outside investors or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

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

10.6        Employment Agreement of Craig L. Knutson, dated as of July 1, 2009 (incorporated herein by reference to Exhibit 9.01 of the Form 8-K, dated August 27, 2009, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991))

10.7        Amended and Restated 2004 Equity Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: April 29, 2010	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)