Form 10-Q
period 2010-06-30
MFA FINANCIAL, INC.
filed 2010-08-03
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

280,897,466 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 29, 2010.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Agency mortgage-backed securities (“MBS”), at fair value ($6,076,860 and $7,597,136 pledged as collateral, respectively)	$6,385,570	$7,664,851
Non-Agency MBS, at fair value ($1,030,954 and $240,694 pledged as collateral, respectively)	1,564,021	1,093,103
Cash and cash equivalents	531,543	653,460
Restricted cash	43,393	67,504
Forward contracts to repurchase MBS (“MBS Forwards”), at fair value	104,031	86,014
Interest receivable	34,641	41,775
Real estate, net	10,883	10,998
Goodwill	7,189	7,189
Prepaid and other assets	3,063	2,315
Total Assets	$8,684,334	$9,627,209

Liabilities:
Repurchase agreements	$6,274,220	$7,195,827
Accrued interest payable	7,770	13,274
Mortgage payable on real estate	—	9,143
Interest rate swap agreements (“Swaps”), at fair value	167,679	152,463
Dividends and dividend equivalents rights (“DERs”) payable	487	76,286
Accrued expenses and other liabilities	6,021	11,954
Total Liabilities	$6,456,177	$7,458,947

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 280,268 and 280,078 issued and outstanding, respectively	2,803	2,801
Additional paid-in capital, in excess of par	2,182,444	2,180,605
Accumulated deficit	(142,906)	(202,189)
Accumulated other comprehensive income	185,778	187,007
Total Stockholders’ Equity	$2,228,157	$2,168,262
Total Liabilities and Stockholders’ Equity	$8,684,334	$9,627,209

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009
	(Unaudited)
Interest Income:
MBS	$88,515	$126,477	$196,159	$258,630
Cash and cash equivalent investments	112	260	165	871
Interest Income	88,627	126,737	196,324	259,501

Interest Expense	35,741	58,006	74,192	130,143

Net Interest Income	52,886	68,731	122,132	129,358

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	(3,370)	(76,586)	(3,370)	(78,135)
Portion of loss (reclassified from)/recognized in other comprehensive income	(2,042)	69,126	(2,042)	69,126
Net Impairment Losses Recognized in Earnings	(5,412)	(7,460)	(5,412)	(9,009)

Other Income, Net:
Gain on MBS Forwards, net	7,197	—	19,997	—
Gains on sale of MBS, net	—	13,495	33,739	13,495
Revenue from operations of real estate	357	384	731	767
Loss on termination of repurchase agreements	—	—	(26,815)	—
Miscellaneous other (loss)/income, net	—	(1)	—	43
Other Income, Net	7,554	13,878	27,652	14,305

Operating and Other Expense:
Compensation and benefits	4,053	3,612	8,421	7,114
Other general and administrative expense	2,139	1,978	3,992	3,846
Real estate operating expense, mortgage interest and prepayment penalty	546	453	992	915
Operating and Other Expense	6,738	6,043	13,405	11,875

Net Income	48,290	69,106	130,967	122,779
Less: Preferred Stock Dividends	2,040	2,040	4,080	4,080
Net Income Available to Common Stock and Participating Securities	$46,250	$67,066	$126,887	$118,699

Earnings Per Share - Basic and Diluted	$0.16	$0.30	$0.45	$0.53

Dividends Declared Per Share of Common Stock	$0.24	$0.22	$0.24	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
	(Unaudited)

Net Income	$48,290	$69,106	$130,967	$122,779
Other Comprehensive Income:
Unrealized gain on MBS, net	11,975	124,419	50,034	236,861
Reclassification adjustment for MBS sales	—	(12,377)	(41,459)	(3,033)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	5,412	7,460	5,412	8,865
Unrealized (loss)/gain on Swaps, net	(13,929)	53,060	(15,216)	63,881
Comprehensive Income	$51,748	$241,668	$129,738	$429,353
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Comprehensive Income Available to Common Stock and Participating Securities	$49,708	$239,628	$125,658	$425,273

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months
Ended
June 30,
(In Thousands, Except Per Share Amounts)	2010
(Unaudited)

Preferred Stock, Par Value $.01; Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at June 30, 2010 and December 31, 2009 (3,840 shares)	$38

Common Stock, Par Value $.01:
Balance at December 31, 2009 (280,078 shares)	2,801
Issuance of common stock (190 shares)	2
Balance at June 30, 2010 (280,268 shares)	2,803

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2009	2,180,605
Issuance of common stock, net of expenses	271
Equity-based compensation expense	1,568
Balance at June 30, 2010	2,182,444

Accumulated Deficit:
Balance at December 31, 2009	(202,189)
Net income	130,967
Dividends declared on common stock	(67,403)
Dividends declared on preferred stock	(4,080)
Dividends attributable to DERs	(201)
Balance at June 30, 2010	(142,906)

Accumulated Other Comprehensive Income:
Balance at December 31, 2009	187,007
Change in unrealized gains on MBS, net	13,987
Change in unrealized losses on Swaps	(15,216)
Balance at June 30, 2010	185,778

Total Stockholders’ Equity at June 30, 2010	$2,228,157

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Thousands)	2010	2009
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$130,967	$122,779
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of MBS	(33,739)	(13,495)
Losses on termination of repurchase agreements	26,815	—
Other-than-temporary impairment charges	5,412	9,009
Net amortization of purchase premiums and discounts on MBS	6,208	7,729
Decrease in interest receivable	7,134	4,175
Depreciation and amortization on real estate	341	221
Unrealized gain and other on MBS Forwards	(11,191)	—
Increase in prepaid and other assets and other	(780)	(910)
(Decrease)/increase in accrued expenses and other liabilities	(5,933)	132
Decrease in accrued interest payable	(5,504)	(9,016)
Equity-based compensation expense	1,568	900
Negative amortization and principal accretion on MBS	—	(12)
Net cash provided by operating activities	$121,298	$121,512

Cash Flows From Investing Activities:
Principal payments on MBS	$1,850,272	$834,085
Proceeds from sale of MBS	939,119	438,507
Purchases of MBS	(1,944,922)	(327,588)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(228)	(460)
Net cash provided by investing activities	$844,241	$944,544

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(27,181,964)	$(33,833,050)
Proceeds from borrowings under repurchase agreements	26,260,357	32,746,145
Payments to terminate repurchase agreements	(26,815)	—
Principal payments on MBS Forwards	(571,792)	—
Proceeds from MBS Forwards	564,966	—
Payments made for margin calls on repurchase agreements and Swaps	(432,205)	(101,800)
Proceeds from reverse margin calls on repurchase agreements and Swaps	456,350	127,158
Proceeds from issuances of common stock	273	16,512
Dividends paid on preferred stock	(4,080)	(4,080)
Dividends paid on common stock and DERs	(143,403)	(95,531)
Principal amortization and prepayment on mortgage loan	(9,143)	(85)
Net cash used by financing activities	$(1,087,456)	$(1,144,731)
Net decrease in cash and cash equivalents	$(121,917)	$(78,675)
Cash and cash equivalents at beginning of period	$653,460	$361,167
Cash and cash equivalents at end of period	$531,543	$282,492

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2010 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2010 should not be construed as indicative of the results to be expected for the full year.

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

(b)  Agency and Non-Agency MBS

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and residential MBS not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”), as described in Note 3.

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

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on the outstanding principal balance and their contractual terms.  Premiums and discounts associated with Agency MBS and Non-Agency MBS rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method.  Adjustments to premium amortization are made for actual prepayment activity.

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, may not be accreted into interest income.  The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income over time.  Conversely, if the performance of a security with a credit discount is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit discount, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are indicative of market activity.  In determining the fair value of its Non-Agency MBS, management considers prices obtained from third-party pricing services, broker quotes and other applicable market based data.  If listed prices or quotes are not available, then fair value is based upon internally developed models that are primarily based on observable market-based inputs.  (See Note 13)

Impairments

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an other-than-temporary impairment through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimate of cash flows expected for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the other-than-temporary impairment related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired Non-Agency security to the expected principal recovery on the impaired MBS.

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2010 or December 31, 2009.  At June 30, 2010, all of the Company’s cash investments were in high quality overnight money market funds.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $43.4 million and $67.5 million at June 30, 2010 and December 31, 2009, respectively.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At June 30, 2010 and December 31, 2009, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2010, the Company had not recognized any impairment against its goodwill.

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

(g)  Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase, under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company had satisfied all of its margin calls and has never sold assets in response to a margin call.

The Company’s repurchase financing typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

repurchase financing, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.   (See Notes 2(l), 4, 7, 8 and 13)

(h)  Equity Based Compensation

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

Basic earnings per common share is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and restricted stock units (“RSUs”) that have non-forfeitable rights to dividends and DERs attached to vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both common stock shares and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 11)

(j)  Comprehensive Income

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

hedged item (including forecasted transactions), (ii) it is no longer probable that the forecasted transaction will occur or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.

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

On January 1, 2009, the Company adopted new accounting guidance required for certain transfers of financial assets and repurchase financings.  Given that this guidance was prospective, the initial adoption had no impact on the Company’s historical consolidated financial statements.  Under this accounting guidance, it is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and repurchase financing of this MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are netted together and reported as a derivative instrument, specifically as a net forward contract on the Company’s consolidated balance sheet as MBS Forwards.  In addition, changes in the fair value of the net forward contract are reported as gains or losses on the Company’s consolidated statements of operation and are not included in other comprehensive income.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  (See Note 2(b))

At June 30, 2010, the Company had 37 linked MBS and repurchase agreement transactions.  As such, the Company accounted for these purchase contracts and related repurchase agreements on a net basis and recorded a derivative instrument, or forward contract on the Company’s consolidated balance sheet.  Changes in the fair value of these forward contracts (i.e., MBS Forwards) are reported as a net gain or loss on the Company’s consolidated statements of operations.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS.  (See Notes 4, 8 and 13)

(m)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for Transfers of Financial Assets

On June 12, 2009, the FASB issued new accounting for transfers of financial assets which: (i) eliminates the concept of a qualified special purpose entity (“QSPE”) and eliminates its exemption as a variable interest entity (“VIE”); (ii) clarifies that the objective of determining whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer; (iii) modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and (iv) defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this new accounting, when the transfer of financial assets are accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer, including any retained beneficial interest.  This new accounting eliminated off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  The implementation of the new accounting for transfers of financial assets on January 1, 2010 did not have any impact on the Company’s consolidated financial statements, as it has no off-balance sheet transactions, no QSPEs, nor has it transferred assets through a securitization.

In conjunction with new accounting for transfers of financial assets, the FASB issued new guidance that requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  In addition, enhanced disclosures are required to provide users of financial statements with more transparent information about and an enterprise’s involvement in a VIE and also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The Company does not have any interests in a VIE.  The Company’s adoption of this new accounting on January 1, 2010 did not have any impact on the Company, as it is not the primary beneficiary of any VIE.

(o)  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      MBS

The Company’s MBS are primarily comprised of Agency MBS and, to a lesser extent, Non-Agency MBS.  MBS do not have a single maturity date and, further, the mortgage loans underlying ARM-MBS have interest rates that do not all reset at the same time.  At June 30, 2010 and December 31, 2009, the Company’s MBS were primarily secured by hybrid mortgages that have a fixed interest rate for a specified period, typically three to ten years at origination, and, thereafter, generally reset annually (“Hybrids”), and adjustable-rate mortgages (“ARMs”) (collectively, “ARM-MBS”).  At June 30, 2010, $568.7 million, or 7.2%, of the Company’s MBS portfolio was comprised of $267.7 million of 15-year fixed-rate MBS and $301.0 million of 30-year fixed-rate Non-Agency MBS.

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  The Company has Non-Agency MBS that are accounted for as components of MBS Forwards and, accordingly, are not reflected in the tables set forth in this note.  (See Notes 4 and 8)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

Non-Agency MBS:  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the credit worthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

senior most tranches from the MBS structure.  The Company’s Non-Agency MBS are categorized as the following:  “MFR MBS”, which are Non-Agency MBS that were purchased beginning in late 2008 at discounts to par value through the Company’s wholly-owned subsidiary MFResidential Assets I, LLC (“MFR”); and “Legacy Non-Agency MBS,” which are Non-Agency MBS that were purchased directly by the Company prior to July 2007.

The following tables present certain information about the Company’s MBS at June 30, 2010 and December 31, 2009:

June 30, 2010
	Principal/		Accretable			Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Credit	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	Discounts (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,635,863	$87,279	$(263)	$—	$5,722,879	$5,921,432	$203,354	$(4,801)	$198,553
Freddie Mac	407,959	6,208	—	—	428,734	444,131	15,496	(99)	15,397
Ginnie Mae	19,277	338	—	—	19,615	20,007	392	—	392
Total Agency MBS	6,063,099	93,825	(263)	—	6,171,228	6,385,570	219,242	(4,900)	214,342
Non-Agency MBS (3)
Rated AAA	2,337	56	—	—	2,393	2,105	—	(288)	(288)
Rated AA	36,196	987	(487)	(13)	36,683	30,501	383	(6,565)	(6,182)
Rated A	27,631	45	(6,890)	(1,722)	19,064	23,025	4,593	(632)	3,961
Rated BBB	76,062	29	(4,410)	(2,136)	69,545	67,213	1,276	(3,608)	(2,332)
Rated BB	6,762	—	(386)	(614)	5,762	6,187	425	—	425
Rated B	89,590	—	(17,956)	(6,744)	64,890	75,829	11,511	(572)	10,939
Rated CCC	801,512	—	(76,202)	(221,195)	501,387	560,348	67,327	(8,366)	58,961
Rated CC	934,575	—	(80,296)	(273,384)	566,550	631,159	85,614	(21,005)	64,609
Rated C	198,089	—	(15,502)	(68,378)	114,208	127,929	13,785	(64)	13,721
Unrated and D-rated (4)	64,760	—	(6,809)	(8,723)	44,424	39,725	1,823	(6,522)	(4,699)
Total Non-Agency MBS	2,237,514	1,117	(208,938)	(582,909)	1,424,906	1,564,021	186,737	(47,622)	139,115
Total MBS	$8,300,613	$94,942	$(209,201)	$(582,909)	$7,596,134	$7,949,591	$405,979	$(52,522)	$353,457

December 31, 2009
	Principal/		Accretable			Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Credit	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	Discounts (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$6,723,557	$88,712	$(544)	$—	$6,811,725	$7,056,211	$247,964	$(3,478)	$244,486
Freddie Mac	545,787	8,327	—	—	567,049	585,462	18,589	(176)	18,413
Ginnie Mae	22,353	397	—	—	22,750	23,178	428	—	428
Total Agency MBS	7,291,697	97,436	(544)	—	7,401,524	7,664,851	266,981	(3,654)	263,327
Non-Agency MBS (3)
Rated AAA	38,125	1,084	—	—	39,209	29,971	—	(9,238)	(9,238)
Rated AA	23,594	29	(5,797)	(2,640)	15,186	18,300	3,477	(363)	3,114
Rated A	32,849	54	(6,873)	(61)	25,969	26,416	2,613	(2,166)	447
Rated BBB	97,412	23	(6,239)	(8,074)	82,441	80,556	3,755	(5,640)	(1,885)
Rated BB	53,184	—	(7,401)	(12,026)	33,533	38,676	6,228	(1,085)	5,143
Rated B	73,343	—	(15,574)	(15,537)	42,232	53,853	11,621	—	11,621
Rated CCC	575,112	53	(47,178)	(216,391)	310,249	350,495	49,024	(8,778)	40,246
Rated CC	601,050	—	(48,057)	(159,680)	383,146	406,709	48,908	(25,345)	23,563
Rated C	101,820	—	(9,667)	(38,695)	53,458	63,560	10,149	(47)	10,102
Unrated and D-rated (4)	41,257	—	(2,533)	(1,900)	31,537	24,567	78	(7,048)	(6,970)
Total Non-Agency MBS	1,637,746	1,243	(149,319)	(455,004)	1,016,960	1,093,103	135,853	(59,710)	76,143
Total MBS	$8,929,443	$98,679	$(149,863)	$(455,004)	$8,418,484	$8,757,954	$402,834	$(63,364)	$339,470

(1)  Purchase discounts designated as credit discounts are not expected to be accreted into interest income.

(2) Includes principal payments receivable of $14.6 million and $12.9 million at June 30, 2010 and December 31, 2009, respectively, which are not included in the Principal/Current Face.  Amortized cost is reduced by other-than-temporary impairments recognized through earnings of $21.9 million and $17.7 million at June 30, 2010 and December 31, 2009, respectively.

(3)  Non-Agency MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes four MBS, which were D-rated and had an aggregate amortized cost and fair value of $42.8 million and $37.9 million, respectively, at June 30, 2010 and two MBS, which were D-rated and had an aggregate amortized cost and fair value of $29.9 million and $22.8 million, respectively, at December 31, 2009.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents the Company’s unrealized gain/loss position by MBS category at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(In Thousands)	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Agency MBS	$219,242	$4,900	$266,981	$3,654
MFR MBS	186,737	10,192	135,819	6,577
Legacy Non-Agency MBS	—	37,430	34	53,133
Total	$405,979	$52,522	$402,834	$63,364

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at June 30, 2010:

Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$252,753	$1,758	10	$49,721	$3,043	10	$302,474	$4,801
Freddie Mac	—	—	—	3,271	99	1	3,271	99
Total Agency MBS	252,753	1,758	10	52,992	3,142	11	305,745	4,900
Non-Agency MBS:
Rated AAA	—	—	—	2,105	288	2	2,105	288
Rated AA	—	—	—	29,144	6,565	3	29,144	6,565
Rated A	7,078	86	1	1,689	546	2	8,767	632
Rated BBB	—	—	—	21,083	3,608	2	21,083	3,608
Rated B	14,166	572	1	—	—	—	14,166	572
Rated CCC	158,008	2,709	12	24,910	5,657	4	182,918	8,366
Rated CC	8,835	6,022	2	96,048	14,983	2	104,883	21,005
Rated C	3,553	64	1	—	—	—	3,553	64
Unrated and other	10,964	811	5	23,201	5,711	1	34,165	6,522
Total Non-Agency MBS	202,604	10,264	22	198,180	37,358	16	400,784	47,622
Total MBS	$455,357	$12,022	32	$251,172	$40,500	27	$706,529	$52,522

At June 30, 2010, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $4.9 million at June 30, 2010.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is “more likely than not” that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at June 30, 2010 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS were $47.6 million at June 30, 2010. These unrealized losses, which were not designated as credit related, are primarily believed to be related to an overall widening of spreads for many types of fixed income products, reflecting, among other things, limited liquidity in the market and a general negative bias toward structured mortgage products, including Non-Agency MBS.

The Company recognized credit-related other-than-temporary impairment losses of $5.4 million through earnings during the six months ended June 30, 2010.  These credit-related losses were recognized in connection with six Legacy Non-Agency MBS.  During the three and six months ended June 30, 2009, the Company recognized other-than-temporary impairment losses of $7.5 million and $9.0 million, respectively, through earnings for credit-related impairments on certain of its Legacy Non-Agency MBS.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MBS on which impairments are recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimation of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization including structural credit enhancement, if any and the performance of underlying mortgage loans, including default rates, loss severities, delinquency rates, percentage of non-performing, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Significant judgment is used in both the Company’s analysis of the expected cash flows for its MBS and any determination of related credit impairments.  In determining the other-than-temporary impairment related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the expected principal recovery on the impaired MBS.

The table below presents the composition of the Company’s other-than-temporary impairments for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Credit-related other-than-temporary impairments included in earnings	$5,412	$7,460	$5,412	$9,009
Non-credit related other-than-temporary impairments (reclassified from)/recognized in other comprehensive income	(2,042)	69,126	(2,042)	69,126
Total other-than-temporary impairment losses	$3,370	$76,586	$3,370	$78,135

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments on the Legacy Non-Agency MBS for which a non-credit component of other-than-temporary impairments was previously recognized in other comprehensive income.  Changes in the credit loss component of credit impaired securities is presented based upon whether the current period is the first time a security was credit-impaired (initial credit impairment) or a subsequent credit impairment.

Three and Six
Months Ended
(In Thousands)	June 30, 2010
Credit loss amount at beginning of period	$17,928
Additions:
Initial credit impairments	—
Subsequent credit impairments	5,412
Credit loss amount at end of period	$23,340

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The significant inputs considered and assumptions made in determining the measurement of the credit loss component recognized in earnings for Legacy Non-Agency MBS is summarized as follows:

(Dollars in Thousands)	At Time of Impairment
Credit enhancement (1) (2)
Weighted average (3)	5.46%
Range (4)	0.00% - 14.25%

Projected CPR (2) (5)
Weighted average (3)	10.77%
Range (4)	10.16% - 18.35%

Projected Loss Severity (2) (6)
Weighted average (3)	51.22%
Range (4)	45.00% - 55.00%

60+ days delinquent (2) (7)
Weighted average (3)	17.92%
Range (4)	10.53% - 24.13%

(1) Represents a level of protection (subordination) for these securities, expressed as a percentage of total current underlying loan balance.

(2)  Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.  If an MBS no longer has credit enhancement, information provided is based on loans for the individual group owned by the Company.

(3) Calculated by weighting the relevant input/assumptions for each individual security by current outstanding face of the security.

(4) Represents the range of inputs/assumptions based on individual securities.

(5) CPR - constant prepayment rate.

(6)  Projected loss severity represents the projected amount of loss realized on liquidated properties as a percentage of the principal balance.

(7) Includes, for each security, underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned.

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Accumulated other comprehensive income from MBS:
Unrealized gain/(loss) on MBS at beginning of period	$336,070	$50,208	$339,470	$(72,983)
Unrealized gain on MBS, net	11,975	124,419	50,034	236,861
Reclassification adjustment for MBS sales included in net income	—	(12,377)	(41,459)	(3,033)
Reclassification adjustment for other-than-temporary impairments included in net income	5,412	7,460	5,412	8,865
Balance at end of period	$353,457	$169,710	$353,457	$169,710

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchase Discounts on MFR MBS

In June 2010, the Company reallocated $63.7 million of purchase discount designated as credit reserve on its MFR MBS to accretable purchase discount from purchase discount designated as credit reserve.  Together with coupon interest, accretable discount is recognized as interest income over the life of the asset.  Therefore, the Company expects that this $63.7 million will be reflected in interest income over the life of these Non-Agency MBS.

The following table presents the changes in the components of the Company’s purchase discount on its MFR MBS between purchase discount designated as credit reserve and accretable purchase discount for the three and six months ended June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
(In Thousands)	Discount Designated as Credit Reserve (1)	Accretable Discount (1)	Discount Designated as Credit Reserve (1)	Accretable Discount (1)
Balance at beginning of period	$(537,759)	$(145,969)	$(455,004)	$(149,319)
Accretion of discount, net	—	8,832	—	17,199
Realized credit losses	364	—	412	—
Purchases	(107,716)	(7,125)	(199,046)	(8,843)
Sales	—	—	7,856	683
Unlinking of MBS Forwards	(1,468)	(1,124)	(2,740)	(3,163)
Transfers from/(to)	63,670	(63,670)	65,613	(65,613)
Balance at end of period	$(582,909)	$(209,056)	$(582,909)	$(209,056)

(1) In addition, the Company reallocated $17.3 million of purchase discount designated as credit reserve to accretable purchase discount on MFR MBS underlying its MBS Forwards.

Sales of MBS

During the six months ended June 30, 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MFR MBS for $7.2 million, realizing a gross gain of $654,000; all of these sales occurred during the first quarter of 2010.  The Company sold 20 Agency MBS for $438.5 million realizing net gains of $13.5 million during the six months ended June 30, 2009.  The Company has no continuing involvement with any MBS sold.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MBS Interest Income

The following table presents components of interest income on the Company’s MBS portfolio by category for the three and six months ended June 30, 2010 and 2009:

		Net (Premium
	Coupon	Amortization)/Discount	Interest
MBS Category	Interest	Accretion	Income
(In Thousands)
Three Months Ended June 30, 2010
Agency MBS	$70,295	$(15,765)	$54,530
MFR MBS	21,844	8,832	30,676
Legacy Non-Agency MBS	3,069	240	3,309
Total	$95,208	$(6,693)	$88,515
Three Months Ended June 30, 2009
Agency MBS	$121,354	$(5,841)	$115,513
MFR MBS	4,496	2,346	6,842
Legacy Non-Agency MBS	4,128	(6)	4,122
Total	$129,978	$(3,501)	$126,477

		Net (Premium
	Coupon	Amortization)/Discount	Interest
MBS Category	Interest	Accretion	Income
(In Thousands)
Six Months Ended June 30, 2010
Agency MBS	$157,124	$(23,915)	$133,209
MFR MBS	38,943	17,199	56,142
Legacy Non-Agency MBS	6,300	508	6,808
Total	$202,367	$(6,208)	$196,159
Six Months Ended June 30, 2009
Agency MBS	$252,296	$(10,479)	$241,817
MFR MBS	5,623	2,841	8,464
Legacy Non-Agency MBS	8,440	(91)	8,349
Total	$266,359	$(7,729)	$258,630

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and MBS Forwards, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2010 and December 31, 2009:

		Balance Sheet	June 30,	December 31,
Derivative Instrument	Designation	Location	2010	2009
(In Thousands)
MBS Forwards, at fair value	Non-Hedging	Assets	$104,031	$86,014
Swaps, at fair value	Hedging	Liabilities	$(167,679)	$(152,463)

MBS Forwards

During the three months ended June 30, 2010, the Company entered into five transactions that were identified as linked transactions and unlinked one transaction and, during the six months ended June 30, 2010, entered into 15 linked transactions and unlinked two transactions.  At June 30, 2010, the Company had 37 transactions involving Non-Agency MBS and repurchase financings that were identified as linked transactions.  Each of these linked transactions is accounted for and reported as an MBS Forward, which is reported as an asset on the Company’s consolidated balance sheet.  The fair value of the MBS Forward also reflects the accrued interest receivable on the underlying MBS and the accrued interest payable on the underlying repurchase agreement.  The Company’s MBS Forwards are not designated as hedging instruments and, as a result, the change in the fair value of MBS Forwards is reported as a net gain or loss in other income.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s MBS Forwards at June 30, 2010 and December 31, 2009:

Linked Transactions at June 30, 2010

Linked Repurchase Agreements
Maturity or Repricing	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$270,992	1.67%
>30 days to 90 days	71,045	1.72
Total	$342,037	1.68%

Linked MBS
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)
Rated AAA	$9,829	$9,657	$10,861	5.58%
Rated AA	62,483	59,998	68,021	3.60
Rated A	32,507	31,002	38,635	2.44
Rated BBB	53,745	53,294	65,572	2.82
Rated BB	20,769	21,511	26,973	5.75
Rated B	124,790	121,448	138,209	4.95
Rated CCC	115,423	112,133	139,998	5.31
Rated CC	24,711	24,778	32,417	5.85
Total	$444,257	$433,821	$520,686	4.53%

Linked Transactions at December 31, 2009

Linked Repurchase Agreements
Maturity or Repricing	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$209,468	1.89%
>30 days to 90 days	35,491	1.65
Total	$244,959	1.85%

Linked MBS
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)
Rated AA	$62,782	$60,985	$69,381	4.16%
Rated A	32,938	32,210	40,561	2.83
Rated BBB	127,038	125,826	146,502	4.98
Rated BB	53,644	53,172	64,131	5.05
Rated B	41,939	42,314	47,000	5.42
Rated CCC	11,199	11,199	13,999	5.19
Total	$329,540	$325,706	$381,574	4.67%

The following table presents certain information about the components of the gain on MBS Forwards included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Gain on MBS Forwards, net	2010	2009	2010	2009
(In Thousands)
Interest income attributable to linked MBS	$8,225	$—	$15,228	$—
Interest expense attributable to linked repurchase agreements	(1,402)	—	(2,670)	—
Change in fair value of linked MBS included in earnings	374	—	7,439	—
Gain on MBS Forwards	$7,197	$—	$19,997	$—

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

          A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2010.

At June 30, 2010, the Company had MBS with fair value of $148.5 million and restricted cash of $39.1 million pledged as collateral against its Swaps.  At December 31, 2009, the Company had MBS with fair value of $142.6 million and restricted cash of $39.4 million pledged against its Swaps.  (See Note 8)

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At June 30, 2010, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

At June 30, 2010, all of the Company’s Swaps were deemed effective and no Swaps were terminated during the three and six months ended June 30, 2010 and June 30, 2009.  The Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2010	2009	2010	2009
Interest expense attributable to Swaps	$28,581	$29,118	$57,716	$56,166
Weighted average Swap rate paid	3.98%	4.21%	4.11%	4.20%
Weighted average Swap rate received	0.31%	0.76%	0.28%	0.97%

At June 30, 2010, the Company had Swaps with an aggregate notional amount of $3.176 billion, which had gross unrealized losses of $167.7 million and extended 25 months on average with a maximum term of approximately five years.

The following table presents information about the Company’s Swaps at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
Maturity (1)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$52,237	3.96%	0.33%	$62,050	3.90%	0.26%
Over 30 days to 3 months	118,307	4.07	0.45	132,987	4.06	0.25
Over 3 months to 6 months	269,660	4.36	0.39	185,921	4.00	0.26
Over 6 months to 12 months	385,113	4.14	0.40	440,204	4.24	0.25
Over 12 months to 24 months	561,890	4.24	0.40	642,595	4.12	0.25
Over 24 months to 36 months	987,182	3.39	0.38	833,302	4.40	0.25
Over 36 months to 48 months	584,062	3.90	0.36	469,351	4.25	0.24
Over 48 months to 60 months	217,214	3.62	0.36	210,042	4.30	0.24
Over 60 months	—	—	—	30,170	3.59	0.27
Total Swaps	$3,175,665	3.86%	0.38%	$3,006,622	4.23%	0.25%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impact of Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(153,750)	$(226,470)	$(152,463)	$(237,291)
Unrealized (loss)/gain on Swaps, net	(13,929)	53,060	(15,216)	63,881
Balance at end of period	$(167,679)	$(173,410)	$(167,679)	$(173,410)

5.     Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In Thousands)	2010	2009
MBS interest receivable:
Fannie Mae	$22,278	$30,212
Freddie Mac	3,304	4,863
Ginnie Mae	66	83
Non-Agency MBS	8,978	6,601
Total MBS interest receivable	34,626	41,759
Money market investments	15	16
Total interest receivable	$34,641	$41,775

6.     Real Estate

The following table presents the summary of assets and liabilities of Lealand at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In Thousands)	2010	2009
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,883	$10,998
Cash and other assets	141	298
Mortgage payable (1)	—	(9,143)
Accrued interest and other payables	(228)	(352)
Real estate assets, net	$10,796	$1,801

(1)  The mortgage collateralized by the property was prepaid in May 2010 through a capital contribution made to Lealand by the Company, for which a prepayment penalty of $130,000 was incurred.  At December 31, 2009, the mortgage, which was due to mature in February 2011, had a fixed interest rate of 6.87%.  The Company has a loan to Lealand which had a balance of $439,000 at June 30, 2010 and $297,000 at December 31, 2009.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Revenue from operations of real estate	$357	$384	$731	$767
Mortgage interest expense and prepayment penalty (1)	(236)	(163)	(392)	(322)
Other real estate operating expense	(220)	(205)	(421)	(423)
Depreciation and amortization expense	(90)	(85)	(179)	(170)
Loss from real estate operations, net	$(189)	$(69)	$(261)	$(148)

(1)  Amounts for the three and six months ended June 30, 2010, includes a mortgage prepayment penalty of $130,000.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.      Repurchase Agreements

Interest rates on the Company’s repurchase agreements generally are LIBOR-based and are collateralized by the Company’s MBS and cash.  At June 30, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 41 days and an effective repricing period of 13 months, including the impact of related Swaps.  At December 31, 2009, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of approximately three months and an effective repricing period of 13 months, reflecting the impact of related Swaps.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of Swaps that hedge existing and forecasted repurchase agreements, at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$4,363,329	0.52%	$4,102,789	0.34%
Over 30 days to 3 months	1,823,891	0.34	2,393,065	0.35
Over 3 months to 6 months	46,400	0.48	21,281	4.00
Over 6 months to 12 months	10,600	3.15	272,892	3.87
Over 12 months to 24 months	15,100	3.15	289,800	3.60
Over 24 months to 36 months	14,900	3.15	92,100	4.30
Over 36 months	—	—	23,900	3.26
Total	$6,274,220	0.49%	$7,195,827	0.68%

(1)  At June 30, 2010 and December 31, 2009, the Company had repurchase agreements of $342.0 million and $245.0 million, respectively, that were linked to MBS purchases and accounted for as MBS Forwards.  These linked repurchase agreements are not included in the above table.  (See Note 4)

The following table presents contractual maturity information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedged repurchase agreements at June 30, 2010:

June 30, 2010
		Weighted Average
Maturity	Balance	Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	3,813,629	0.34
Over 30 days to 90 days	2,370,291	0.67
Over 90 days	90,300	1.78
Demand	—	—
Total	$6,274,220	0.49%

At June 30, 2010, the Company had Agency MBS with a fair value of $5.928 billion pledged as collateral against $5.573 billion of repurchase financings, Non-Agency MBS with a fair value of $1.031 billion pledged as collateral against $701.5 million of repurchase financings and restricted cash of $4.3 million pledged as collateral against repurchase financings.  At December 31, 2009, the Company had MBS with a fair value of $7.695 billion and restricted cash of $28.1 million pledged as collateral against its repurchase financings.  (See Notes 4 and 8)

During the six months ended June 30, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.  These terminations, all of which occurred during the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS.  (See Note 3)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company had repurchase agreements with 18 counterparties at June 30, 2010 and 17 counterparties at December 31, 2009.  The following table presents information with respect to any repurchase agreement and MBS Forward counterparty for which the Company had greater than 10% of stockholders’ equity at risk at June 30, 2010:

June 30, 2010
	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
Counterparty	Rating (1)	Risk (2)	Agreements	Equity
(Dollars in Thousands)
Deutsche Bank Securities, Inc.	A+/Aa3/AA-	$302,771	2	13.6%

(1) As rated by the Rating Agencies at June 30, 2010 by S&P, Moody’s and Fitch, Inc., respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying MBS Forwards, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying MBS Forwards, including accrued interest receivable on such securities.

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

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its repurchase agreement financings and Swaps at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Swaps:
Agency MBS	$148,517	$—	$142,599	$—
Cash (1)	39,058	—	39,374	—
	187,575	—	181,973	—
Repurchase Agreements:
Agency MBS	$5,928,343	$—	$7,454,537	$—
Non-Agency MBS	1,030,954	—	240,694	—
Cash (1)	4,335	—	28,130	—
	6,963,632	—	7,723,361	—
Total	$7,151,207	$—	$7,905,334	$—

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its repurchase agreement financings and Swaps at June 30, 2010:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps			Total Fair
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Value of MBS Pledged and Accrued Interest
Fannie Mae	$5,544,147	$5,354,113	$21,042	$110,578	$107,612	$349	$5,676,116
Freddie Mac	380,968	366,740	3,022	27,555	26,861	136	411,681
Ginnie Mae	3,228	3,182	10	10,384	10,184	33	13,655
Agency MBS	$5,928,343	$5,724,035	$24,074	$148,517	$144,657	$518	$6,101,452
Rated AA	29,468	35,402	93	—	—	—	29,561
Rated A	19,247	15,341	80	—	—	—	19,327
Rated BBB	67,213	69,545	282	—	—	—	67,495
Rated BB	6,188	5,763	32	—	—	—	6,220
Rated B	37,115	26,265	187	—	—	—	37,302
Rated CCC	361,134	309,037	1,711	—	—	—	362,845
Rated CC	413,411	367,185	2,418	—	—	—	415,829
Rated C	62,018	54,858	473	—	—	—	62,491
Rated D	33,381	38,139	213	—	—	—	33,594
Not Rated	1,779	1,497	25	—	—	—	1,804
Non-Agency MBS	$1,030,954	$923,032	$5,514	$—	$—	$—	$1,036,468
Total	$6,959,297	$6,647,067	$29,588	$148,517	$144,657	$518	$7,137,920

9.      Commitments and Contingencies

(a)   Lease Commitments

The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters in New York, New York extends through April 30, 2017 and provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges.  In connection with this lease, the Company established a $350,000 irrevocable standby letter of credit in lieu of lease security through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

(b)   MBS Purchase Commitment

At June 30, 2010, the Company had commitments to purchase 12 Agency MBS with an estimated face value of $259.4 million at an estimated purchase price of $267.7 million and two Non-Agency MBS with an estimated face value of $30.2 million at an estimated purchase price of $23.8 million.

10.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At June 30, 2010, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From the time of original issuance of the preferred stock through June 30, 2010, the Company had declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2009 through June 30, 2010:

Declaration Date	Record Date	Payment Date
May 21, 2010	June 1, 2010	June 30, 2010
February 19, 2010	March 1, 2010	March 31, 2010
November 20, 2009	December 1, 2009	December 31, 2009
August 21, 2009	September 1, 2009	September 30, 2009
May 22, 2009	June 1, 2009	June 30, 2009
February 20, 2009	March 2, 2009	March 31, 2009

(b)  Dividends on Common Stock

The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.  On July 1, 2010, the Company declared a $0.19 per share dividend on its common stock for the quarter ended June 30, 2010, which was paid on July 30, 2010 to stockholders of record on July 12, 2010.  The following table presents cash dividends declared by the Company on its common stock from January 1, 2009 through June 30, 2010:

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 1, 2010	April 12, 2010	April 30, 2010	$0.24
December 16, 2009	December 31, 2009	January 29, 2010	0.27
October 1, 2009	October 13, 2009	October 30, 2009	0.25
July 1, 2009	July 13, 2009	July 31, 2009	0.25
April 1, 2009	April 13, 2009	April 30, 2009	0.22

(c)  Shelf Registrations

On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At June 30, 2010, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

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

On May 26, 2010, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s Amended and Restated 2010 Equity Compensation Plan, (the “2010 Plan”), which amended and restated the Company’s Amended and Restated 2004 Equity Compensation Plan (the “2004 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 2004 Plan, related to an aggregate of 13.5 million shares of common stock, of which 11.0 million shares remained available for issuance at June 30, 2010.

(d) DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

optional cash investments.  During the three and six months ended June 30, 2010, the Company issued 23,884 and 44,003 shares of common stock, respectively, through the DRSPP, raising net proceeds of $170,007 and $315,664, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2010, the Company issued 14,110,209 shares pursuant to the DRSPP, raising net proceeds of $125.3 million.

(e)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the six months ended June 30, 2010, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through June 30, 2010, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program, by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at June 30, 2010.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(g)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2010 and December 31, 2009 was as follows:

(In Thousands)	June 30, 2010	December 31, 2009
Available-for-sale MBS:
Unrealized gains	$405,979	$402,834
Unrealized losses	(52,522)	(63,364)
	353,457	339,470
Hedging Instruments:
Unrealized losses on Swaps, net	(167,679)	(152,463)
	(167,679)	(152,463)
Accumulated other comprehensive income	$185,778	$187,007

At June 30, 2010 and December 31, 2009, the Company had other-than-temporary impairments recognized in accumulated other comprehensive income of $26.4 million and $38.6 million, respectively.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009
Numerator:
Net income	$48,290	$69,106	$130,967	$122,779
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Dividends and DERs paid on participating securities	(218)	(193)	(218)	(193)
Net income allocable to common stockholders - basic and diluted	$46,032	$66,873	$126,669	$118,506

Denominator:
Weighted average common shares for basic earnings per share	280,188	222,236	280,146	222,413
Add: Weighted average dilutive equity instruments (1)	302	139	286	106
Denominator for diluted earnings per share	280,490	222,375	280,432	222,519
Basic and diluted earnings per common share	$0.16	$0.30	$0.45	$0.53

(1) The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive.  At June 30, 2010, the Company had an aggregate of approximately 840,000 equity instruments outstanding that were not included in the calculation of EPS for the three and six months ended June 30, 2010, as their inclusion would have been anti-dilutive.  These equity instruments included approximately 532,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 3.3 years and approximately 308,000 shares of restricted common stock with a weighted average grant date fair value of $7.60.  These equity instruments may have a dilutive impact on future EPS.

12.  Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  2010 Equity Compensation Plan

In accordance with the terms of the 2010 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2010 Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2010, approximately 11.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s capital stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

A DER is a right to receive a distribution equal to the dividend that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee (the “Compensation Committee”) of the Board shall determine at its discretion.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $201,000 and $184,000 during the three months ended June 30, 2010 and 2009, respectively, and approximately $426,000 and $359,000 during the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, the Company had 837,142 DERs outstanding, of which 835,892 were entitled to receive distributions.

Options

Pursuant to Section 422(b) of the Code, in order for Options granted under the 2004 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the common stock to be received upon exercise of such Options as determined on the date of grant, shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of Option issued under the 2010 Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

will generally not exceed ten years from the date of grant.

During the six months ended June 30, 2010, the Company granted 5,000 Options at an exercise price of $6.99 per share, with 1,250 DERs attached; no Options were granted during the six months ended June 30, 2009.  During the six months ended June 30, 2010 and 2009, no Options expired or were exercised.  At June 30, 2010, 537,000 Options were outstanding, of which 532,000 were vested and exercisable, with a weighted average exercise price of $10.14 and 5,000 Options with an exercise price of $6.99 that were not exercisable.  As of June 30, 2010, the aggregate intrinsic value of total Options outstanding was approximately $2,000.

Restricted Stock

The Company awarded 30,834 and 124,440 shares of restricted common stock during the three and six months ended June 30, 2010, respectively, and awarded 7,500 and 24,478 shares of restricted common stock during the three and six months ended June 30, 2009, respectively.  At June 30, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $4.3 million and $4.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $487,000 and $263,000 on unvested shares of restricted stock at June 30, 2010 and December 31, 2009, respectively.  The unrecognized compensation expense at June 30, 2010 is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  The Company did not grant any RSUs during the three and six month periods ended June 30, 2010 or June 30, 2009.  At June 30, 2010, the Company had an aggregate of 326,392 outstanding RSUs, with DERs attached, which were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control, or on January 1, 2013.  At June 30, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $447,000 and $895,000, respectively, related to the unvested RSUs, which will be expensed through December 31, 2010.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity based compensation instruments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Restricted shares of common stock	$621	$202	$1,120	$453
RSUs	224	224	447	447
Options	1	—	1	—
Total	$846	$426	$1,568	$900

(b)  Employment Agreements

At June 30, 2010, the Company had employment agreements with eight of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Non-employee directors	$12	$79	$21	$100
Officers	1	7	2	19
Total	$13	$86	$23	$119

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2010 and December 31, 2009 that had not been distributed and the Company’s associated liability under such plans at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$223	$323	$375	$541
Officers	13	24	26	45
Total	$236	$347	$401	$586

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2010 and December 31, 2009, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2010 and 2009, the Company recognized expenses for matching contributions of $40,000 and $34,000, respectively, and $80,000 and $68,000 for the six months ended June 30, 2010 and 2009, respectively.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Agency and Non-Agency MBS

The Company obtains valuations for its MBS, which are primarily comprised of ARM-MBS from third-party pricing services that provide pool-specific evaluations.  The pricing services use daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s MBS.

The evaluation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Swaps

The Company’s Swaps are valued using a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing its Swaps, the Company considers the credit worthiness of both the Company and its counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  At June 30, 2010, all of the Company’s Swaps bilaterally provided for collateral, such that no credit related adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2010, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at June 30, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,385,570	$—	$6,385,570
Non-Agency MBS	—	1,564,021	—	1,564,021
MBS Forwards	—	104,031	—	104,031
Total assets carried at fair value	$—	$8,053,622	$—	$8,053,622
Liabilities:
Swaps	$—	$167,679	$—	$167,679
Total liabilities carried at fair value	$—	$167,679	$—	$167,679

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$6,385,570	$6,385,570	$7,664,851	$7,664,851
Non-Agency MBS	1,564,021	1,564,021	1,093,103	1,093,103
Cash and cash equivalents	531,543	531,543	653,460	653,460
Restricted cash	43,393	43,393	67,504	67,504
MBS Forwards	104,031	104,031	86,014	86,014
Financial Liabilities:
Repurchase agreements	6,274,220	6,275,119	7,195,827	7,224,490
Mortgage payable on real estate	—	—	9,143	9,234
Swaps	167,679	167,679	152,463	152,463

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Mortgage Payable on Real Estate:  Reflects the estimated fair value of the principal balance of mortgage payable and the associated prepayment penalty.

Commitments:  The MBS committed to be purchased at June 30, 2010 would have been offered at substantially the same price and under substantially the same terms as those committed to at such date; therefore, the fair value of the Company’s MBS purchase commitment at June 30, 2010 was zero.  The Company did not have any commitments to purchase MBS or enter into any other financial instrument at December 31, 2009.

14.  Subsequent Event

Common Stock Dividend

On July 1, 2010, the Company declared its second quarter 2010 dividend of $0.19 per share on its common stock to stockholders of record on July 12, 2010.  The common stock dividends and payments on outstanding DERs totaled $53.4 million and were paid on July 30, 2010.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act); and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2010, we had total assets of approximately $8.684 billion, of which $7.950 billion, or 91.5%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.386 billion of Agency MBS and $1.564 billion of Non-Agency MBS, substantially all of which represented the senior most tranches within the MBS structure.  Included in our total assets were MBS Forwards of $104.0 million, which were comprised primarily of Non-Agency MBS of $444.3 million and linked repurchase agreements of $342.0 million.  The mortgages collateralizing our MBS portfolio predominantly include Hybrids and ARMs and, to a significantly lesser extent, fixed-rate mortgages.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash and MBS-related receivables.  It is our business strategy to hold our MBS as long-term investments.

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

We are exposed to credit risk in our Non-Agency MBS portfolio; however, the credit support built into Non-Agency MBS transaction structures is designed to mitigate our risk of credit losses.  In addition, the discounted purchase prices paid on our MFR MBS provide further protection from potential credit losses in the event we receive less than 100% of the par value of these assets.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  At June 30, 2010, 87.3% of our Non-Agency MBS were MFR MBS, which were purchased at a discount, a portion of which is accreted into interest income over the life of the security.  The accretion of purchase discounts increases the yield on these MBS above the stated coupon interest rate.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary by security over time, based upon the amount of purchase discount, actual credit performance and CPRs experienced.

When we purchase Non-Agency MBS, we make certain assumptions with respect to each of the MBS with respect to voluntary prepayment rates, default rates and loss severities.  As part of our Non-Agency surveillance process, we track and compare their actual performance to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of our purchase discount could occur, adversely impacting our operating results.

At June 30, 2010, approximately $6.704 billion, or 84.3%, of our MBS portfolio was in its contractual fixed-rate period (including fixed-rate MBS of $568.7 million) and approximately $1.246 billion, or 15.7%, was in its contractual adjustable-rate period, of which $387.2 million had interest rates that reset monthly.  Our MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed and the interest rate on such MBS generally adjusts on an annual or semi-annual basis.  In addition, we had Non-Agency fixed-rate mortgages of $34.8 million underlying our MBS Forwards.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and, to a lesser extent, our Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings may change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which in recent years have been comprised entirely of Swaps. Our Swaps are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to hedged repurchase agreements.  During the three months ended June 30, 2010, we entered into Swaps with a notional amount of $550.0 million and had Swaps with an aggregate notional amount of $185.9 million and $381.0 million expire during the three and six months ended June 30, 2010, respectively.

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to expanding our investments in Non-Agency MBS, developing or acquiring asset management or third-party advisory services, creating new investment vehicles to manage MBS, re-securitizing Non-Agency MBS and/or other real estate-related assets.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Recent Market Conditions and Our Strategy

During the first half of 2010, we continued to benefit from our strategy of investing in Agency and Non-Agency MBS.  In the first six months of 2010, we continued to grow our Non-Agency MBS portfolio, purchasing $648.4 million of such securities (including $173.0 million of MBS reported as MBS Forwards) at an average purchase price of 72.2% of par value.  As a result of attractive market prices on Agency MBS, due in part to the now completed $1.25 trillion Federal Reserve Agency MBS purchase program, and the expectation of increased prepayments on certain Agency MBS (as discussed below), we reduced our Agency MBS portfolio during the first quarter of 2010, through sales of $931.9 million of such assets.  We expect that the majority of our assets will remain in Agency MBS due to the long-term attractiveness of the asset class.  Following the completion of the Federal Reserve Agency MBS purchase program in March 2010, we acquired Agency MBS of $1.469 billion through June 30, 2010, including $232.5 million of 15-year fixed-rate amortizing Agency MBS, which offered attractive yields relative to Agency hybrid MBS.

In February 2010, both Fannie Mae and Freddie Mac announced and subsequently commenced loan buyout programs, pursuant to which 120+ day delinquent mortgages were purchased out of existing Agency MBS pools (or, Agency Buyouts).  The Agency Buyouts caused prepayment rates for our Agency MBS portfolio to substantially increase during the second quarter of 2010.  During the first six months of 2010, we received prepayments and scheduled amortization on our Agency MBS portfolio of $1.707 billion, a significant portion of which was driven by Agency Buyouts.  As a result, our second quarter premium amortization increased significantly, reducing the yield on our Agency MBS portfolio.  In connection with these prepayments, we held cash and cash equivalents to meet anticipated margin calls.  The impact of the prepayments on the cost of our premium amortization, the low yield on our cash investments and the reduction in the size of our MBS portfolio caused our interest income and resulting net income to decrease for the second quarter of 2010.  We expect that our interest income will increase in the third quarter of 2010, as prepayment rates on our Agency MBS decrease and a portion of our cash is invested in Agency and Non-Agency MBS.

While Non-Agency MBS remain available at discounts to par value, such discounts have narrowed relative to discounts previously available and may continue to narrow further in the future, reducing the yields on newly acquired assets.  Despite higher market prices and lower yields, we believe that loss-adjusted returns on Non-Agency MBS continue to represent attractive investment opportunities, particularly given that the ability to leverage Non-Agency MBS has increased during 2010.  Unlike our Agency MBS, the yield on our MFR MBS are generally expected to increase if prepayment rates on these securities exceed our prepayment assumptions, as purchase discounts are accreted into interest income.

In June 2010, we noted that the performance of certain of our MFR MBS have and are expected to continue to exceed our initial performance expectations.  As a result, in June 2010, we reallocated $81.0 million of purchase discount on our MFR MBS, including $17.3 million on MFR MBS underlying our MBS Forwards, to accretable purchase discount from purchase discount designated as credit reserve.  Together with coupon interest, accretable discount is recognized as interest income over the life of the asset. Therefore, we expect that this $81.0 million will be reflected in income over the life of these Non-Agency MBS.

During the six months ended June 30, 2010, our Non-Agency MBS portfolio earned $62.9 million, of which $56.1 million was attributable to MFR MBS and $6.8 million was earned on our Legacy Non-Agency MBS.  In addition, we had a net gain of $20.0 million on our MBS Forwards, which was attributable to MFR MBS purchased as part of linked transactions.  The $20.0 million gain on MBS Forwards reflects interest income of $15.2 million and an increase of $7.5 million in fair value with respect to the underlying MBS and interest expense of $2.7 million on the underlying repurchase agreement borrowings.  At June 30, 2010, $1.564 billion, or 19.7% of our MBS portfolio, was invested in Non-Agency MBS, of which $1.366 billion were MFR MBS and $198.3 million were Legacy Non-Agency MBS.  In addition, we had $444.3 million of Non-Agency MBS that were accounted for as linked transactions and reported as a component of our MBS Forwards.  With $531.5 million of cash and cash equivalents and $308.7 million of unpledged Agency MBS at June 30, 2010, we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns with reduced leverage and reduced sensitivity to prepayments.

The financial environment continues to be impacted by the exceptional monetary easing that has occurred.  Funding through repurchase agreements for Agency MBS remains available to us at attractive rates from multiple counterparties and funding through repurchase agreements for Non-Agency MBS continued to become more available during the first half of 2010.  At June 30, 2010, we had borrowings under repurchase agreements with 18 counterparties and a resulting debt-to-equity multiple of 2.8 times.  This low leverage multiple reflects the reduction of our Agency MBS portfolio and associated leverage, as we acquired Non-Agency MBS using significantly less leverage.  (See table on page 41 that presents our leverage multiples.)

The following table presents certain benchmark interest rates at the dates indicated:

Date	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT (1)	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
June 30, 2010	0.35%	0.75%	1.17%	0.32%	0.62%	2.95%	0.00 - 0.25%
March 31, 2010	0.25	0.44	0.92	0.41	1.02	3.83	0.00 - 0.25
December 31, 2009	0.23	0.43	0.98	0.47	1.14	3.84	0.00 - 0.25
September 30, 2009	0.25	0.63	1.26	0.40	0.96	3.31	0.00 - 0.25
June 30, 2009	0.31	1.11	1.61	0.56	1.11	3.52	0.00 - 0.25

(1)  CMT - rate for one-year constant maturity treasury.

MFR MBS

The following tables present information about our MFR MBS.  (See the tables under “Quantitative and Qualitative Disclosures About Market Risk-Market Value Risk” for information about our entire Non-Agency MBS portfolio.)  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices, changes in a borrowers’ credit score, or the current use of the mortgaged property.  The tables also include Non-Agency MBS, which had a fair value of $444.3 million at June 30, 2010, that were accounted for as linked transactions and reported as a component of our MBS Forwards.  Transactions that are currently linked may or may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and MBS performance, we consider linked MBS as part of our MBS portfolio and, as such, have included them in the tables below.

The following table presents certain information, detailed by year of initial MBS securitization and FICO score, about the underlying loan characteristics of our MFR MBS at June 30, 2010:

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher (1)			Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	36	60	47	9	15	12	179
MBS current face	$570,510	$777,236	$611,540	$144,683	$291,991	$105,899	$2,501,859
Gross purchase discounts	$(204,977)	$(279,566)	$(147,874)	$(73,772)	$(143,325)	$(29,317)	$(878,831)
Purchase discounts designated as credit discounts(3)	$(144,348)	$(194,651)	$(78,660)	$(69,948)	$(124,915)	$(17,166)	$(629,688)
MBS amortized cost	$365,533	$497,670	$463,666	$70,911	$148,666	$76,582	$1,623,028
MBS fair value	$417,102	$568,391	$498,554	$83,122	$160,540	$82,300	$1,810,009
Weighted average fair value to current face	73.1%	73.1%	81.5%	57.5%	55.0%	77.7%	72.3%
Weighted average coupon (4)	5.62%	5.45%	4.25%	4.36%	3.14%	3.86%	4.80%
Weighted average loan age (months) (4) (5)	42	49	63	40	49	66	51
Weighted average loan to value at origination (4) (6)	71%	71%	70%	74%	73%	72%	71%
Weighted average FICO score at origination (4) (6)	736	731	730	703	704	704	726
Owner-occupied loans	90.1%	87.2%	86.5%	80.5%	80.8%	83.1%	86.4%
Rate-term refinancings	27.7%	18.6%	17.2%	19.9%	13.3%	16.5%	19.7%
Cash-out refinancings	28.2%	27.2%	23.9%	32.2%	34.5%	30.0%	27.9%
3 Month CPR (5)	16.4%	14.5%	13.7%	18.9%	17.4%	10.7%	15.2%
3 Month CRR (5) (7)	10.0%	9.3%	10.1%	5.4%	4.8%	5.9%	8.8%
3 Month CDR (5) (7)	7.0%	5.7%	3.9%	14.2%	13.1%	5.0%	6.9%
60+ days delinquent (6)	24.0%	22.0%	13.7%	39.0%	35.3%	21.8%	23.0%
Credit enhancement (6) (8)	6.5%	8.2%	10.0%	8.6%	7.6%	13.5%	8.4%

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

(4)  Weighted average is based on MBS current face at June 30, 2010.

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

At June 30, 2010, our MFR MBS (including linked MBS) had weighted average structural credit enhancement of 8.4%.  The mortgages collateralizing our MFR MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing MFR MBS, including linked MBS included in our MBS Forwards, at June 30, 2010:

Property Location	Percent
Southern California	27.8%
Northern California	18.5%
Florida	8.6%
New York	4.9%
Virginia	4.0%
Maryland	3.1%

The following table presents information as of the dates indicated with respect to our MFR MBS:  (i) in accordance with GAAP; (ii) underlying our MBS Forwards; and (iii) combined with MFR MBS underlying MBS Forwards:

	June 30,	March 31,	December 31,	September 30,
(In Thousands)	2010	2010	2009	2009
MFR MBS
Face/Par	$1,981,173	$1,618,521	$1,363,489	$1,198,182
Fair Value	1,365,752	1,106,882	888,407	743,764
Amortized Cost	1,189,207	934,793	759,166	646,139
Purchase Discount Designated as Credit Reserve	(582,909)	(537,759)	(455,004)	(411,132)
Purchase Discount Designated as Accretable	(209,057)	(145,969)	(149,319)	(140,911)
Total Purchase Discount	(791,966)	(683,728)	(604,323)	(552,043)

MBS Underlying MBS Forwards
Face/Par	$520,686	$490,736	$381,574	$247,860
Fair Value	444,257	421,664	329,540	215,153
Amortized Cost	433,821	410,922	325,706	215,302
Purchase Discount Designated as Credit Reserve	(46,779)	(55,132)	(33,255)	(15,372)
Purchase Discount Designated as Accretable	(40,086)	(24,682)	(22,613)	(17,186)
Total Purchase Discount	(86,865)	(79,814)	(55,868)	(32,558)

MFR MBS and MBS Underlying MBS Forwards
Face/Par	$2,501,859	$2,109,257	$1,745,063	$1,446,042
Fair Value	1,810,009	1,528,546	1,217,947	958,917
Amortized Cost	1,623,028	1,345,715	1,084,872	861,441
Purchase Discount Designated as Credit Reserve	(629,688)	(592,891)	(488,259)	(426,504)
Purchase Discount Designated as Accretable	(249,143)	(170,651)	(171,932)	(158,097)
Total Purchase Discount	(878,831)	(763,542)	(660,191)	(584,601)

Purchase Discounts on MFR MBS

The following table presents the changes in the components of the Company’s purchase discount on its MFR MBS between purchase discount designated as credit reserve and accretable purchase discount on MFR MBS (including MBS underlying MBS Forwards) for the three and six months ended June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount	Discount Designated as Credit Reserve	Accretable Discount
Balance at beginning of period	$(592,891)	$(170,651)	$(488,259)	$(171,932)
Accretion of discount, net	—	11,403	—	21,788
Realized credit losses	365	—	413	—
Purchases	(118,137)	(9,600)	(232,616)	(17,601)
Sales	—	—	7,856	683
Unlinking of MBS Forwards	—	680	—	837
Transfers from/(to)	80,975	(80,975)	82,918	(82,918)
Balance at June 30, 2010	$(629,688)	$(249,143)	$(629,688)	$(249,143)

The yields on our MFR MBS are impacted by the allocation and accretion of purchase discounts over time.  The following table presents information with respect to the yield components of our MFR MBS, MFR MBS underlying our MBS Forwards and MFR MBS and MFR MBS underlying MBS Forwards combined for the periods presented:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2010	2010	2009	2009
MFR MBS
Coupon Yield (1)	8.02%	8.02%	8.35%	8.80%
Discount Accretion Yield (2)	3.24	3.93	4.55	5.39
Net Yield	11.26%	11.95%	12.90%	14.19%

MBS Underlying MBS Forwards
Coupon Yield (1)	5.37%	5.29%	5.32%	5.40%
Discount Accretion Yield (2)	2.44	2.14	1.94	1.49
Net Yield	7.81%	7.43%	7.26%	6.89%

Combined MFR MBS and MBS Underlying MBS Forwards
Coupon Yield (1)	7.28%	7.18%	7.48%	8.38%
Discount Accretion Yield (2)	3.02	3.38	3.81	4.91
Net Yield	10.30%	10.56%	11.29%	13.29%

(1)  Reflects the annualized coupon interest income divided by the average amortized cost.  The discounted purchase price results in the coupon yield to be higher than the pass-through coupon interest rate.  (See the table on page 40 for the weighted average coupon rate on our MBS portfolios.)

(2)  Reflects annualized discount accretion divided by the average amortized cost.

Regulatory Developments

The U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, Securities and Exchange Commission, and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Bill”) was passed by U.S. Congress.  The Dodd-Frank Bill aims to restore responsibility and accountability to the financial system by reforming the legal and regulatory framework governing financial institutions.  We are unable to predict at this time how this legislation may impact the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS and Non-Agency MBS, the securitization industry, interest rate swaps and other derivatives as much of the Dodd-Frank Bill’s implementation has not yet been defined by the regulators.

Results of Operations

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

For the second quarter of 2010, we had net income of $46.3 million, or $0.16 per basic and diluted common share compared to net income of $67.1 million, or $0.30 per basic and diluted common share for the second quarter of 2009.

Interest income on our MBS portfolio for the second quarter of 2010 was $88.5 million compared to $126.5 million for the second quarter of 2009, reflecting the decrease in our Agency MBS portfolio and the lower yield on such portfolio.  Since early 2009, we have strategically decreased our Agency MBS portfolio through sales and by not replacing principal runoff.  At the same time, we increased our investments in Non-Agency MBS.  Because Non-Agency MBS are not leveraged to the same extent as Agency MBS, this shift in investment strategy has resulted in a reduction of our MBS portfolio and total interest-earning assets.  Excluding changes in market values, our average investment in MBS decreased by $2.229 billion, or 23.2%, to $7.376 billion for the second quarter of 2010 from $9.604 billion for the second quarter of 2009.  The net yield on our MBS portfolio was 4.80% for the second quarter of 2010 compared to 5.27% for the second quarter of 2009.  For the second quarter of 2010, our MBS portfolio yield reflected the positive impact of the yield on our MFR MBS portfolio, which was offset by a decrease in the net yield on our Agency MBS portfolio.  The decrease in the net yield on our Agency MBS portfolio, to 3.61% for the second quarter of 2010 from 5.07% for the second quarter of 2009, reflects the impact of:  (i) the significant increase in premium amortization as a result of a significant increase in prepayment activity caused by Agency Buyouts and refinance activity fueled by low market interest rates available on mortgages; (ii) coupons resetting to lower market interest rates; and (iii) strategic sales of our longer duration, higher yielding Agency MBS, as we believed such MBS would have experienced significant prepayments.

The fair value weighted average CPR on our Agency MBS increased to 42.7% for the second quarter of 2010 compared to 16.1% for the second quarter of 2009.  During the second quarter of 2010, we recognized net purchase premium amortization of $6.7 million, comprised of net premium amortization of $15.5 million, primarily on our Agency and Legacy Non-Agency MBS portfolio, and purchase discount accretion of $8.8 million, primarily on our MFR MBS portfolio.  During the second quarter of 2009, we recognized net premium amortization of $3.5 million, comprised of gross premium amortization of $5.8 million and gross discount accretion of $2.3 million.  At June 30, 2010, we had net purchase premiums of $93.6 million, or 1.5% of current par value, on our Agency MBS and net purchase discounts of $790.7 million, including purchase credit discounts (i.e., credit reserves) of $582.9 million, on our Non-Agency MBS.  We expect prepayments and associated premium amortization on our Agency MBS portfolio to decline during the third quarter of 2010 due to the completion of the initial implementation of the Agency Buyouts.

The following table presents the components of the net yield earned on our MBS portfolios and weighted average CPRs experienced for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon Rate	Net (Premium Amortization)/ Discount Accretion	Other (1)	Net Yield	Weighted Average CPR
June 30, 2010	4.95%	(0.35)%	0.20%	4.80%	37.2%
March 31, 2010	5.18	0.02	0.25	5.45	24.0
December 31, 2009	5.28	0.08	0.21	5.57	19.0
September 30, 2009	5.37	(0.03)	0.09	5.43	20.2
June 30, 2009	5.46	(0.15)	(0.04)	5.27	16.0

(1) Reflects the cost of delay in receiving principal on the MBS and the (cost)/benefit to carry purchase (premiums)/discounts, respectively.

The following table presents information about average balances of our MBS portfolio by category and associated income generated from each of these categories for the quarters ended June 30, 2010 and June 30, 2009:

MBS Category (Dollars in Thousands)	Average Amortized Cost(1)	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Weighted Average Coupon	Net Asset Yield
Quarter Ended June 30, 2010
Agency MBS	$6,039,603	$70,295	$(15,765)	$54,530	4.99%	3.61%
MFR MBS (2)	1,089,384	21,844	8,832	30,676	4.79	11.26
Legacy Non-Agency MBS	246,650	3,069	240	3,309	5.06	5.37
Total	$7,375,637	$95,208	$(6,693)	$88,515	4.95%	4.80%
Quarter Ended June 30, 2009
Agency MBS	$9,115,642	$121,354	$(5,841)	$115,513	5.48%	5.07%
MFR MBS	182,298	4,496	2,346	6,842	5.10	15.01
Legacy Non-Agency MBS	306,434	4,128	(6)	4,122	5.46	5.38
Total	$9,604,374	$129,978	$(3,501)	$126,477	5.46%	5.27%

(1)  Includes principal payments receivable.

(2)  Does not include linked MBS with a fair value of $444.3 million.  Had these linked MFR MBS not been linked, our MFR MBS would have had an average amortized cost of $1.511 billion, coupon interest of $27.5 million, discount accretion of $11.4 million, interest income of $38.9 million, and a net asset yield of 10.30%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of high quality money market investments, decreased by $148,000 to $112,000 for the second quarter of 2010, from $260,000 for the second quarter of 2009.  Our average cash investments were $646.6 million and yielded 0.07% for the second quarter of 2010 compared to average cash investments of $358.3 million that yielded 0.29% for the second quarter of 2009.  During the second quarter of 2010, we held significant cash to meet anticipated margin calls associated with Agency Buyouts.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreements has not decreased in connection with recent declines in market interest rates.  At June 30, 2010, we had repurchase agreements of $6.274 billion, of which $3.176 billion was hedged with Swaps.  At June 30, 2010, our Swaps had a weighted average fixed-pay rate of 3.86% and extended 25 months on average with a maximum term of approximately five years.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Our interest expense for the second quarter of 2010 decreased by 38.4% to $35.7 million, from $58.0 million for the second quarter of 2009.  This decrease reflects the combined impact of the significant decrease in our borrowings and the decrease in the effective interest rates paid on borrowings.  Our lower borrowings reflect our investment strategy of blending lower leveraged Non-Agency MBS into our portfolio.  We repaid our repurchase borrowings associated with our Agency MBS runoff, and we terminated $657.3 million of repurchase agreements during the first three months of 2010 in connection with sales of Agency MBS.  As a result, our average repurchase agreements for the three months ended June 30, 2010 were $6.129 billion, compared to $8.369 billion for the second quarter of 2009.  With respect to our lower effective interest rate paid on our borrowings, the decrease in our effective cost of borrowing to 2.34% for the quarter ended June 30, 2010 from 2.78% for the quarter ended June 30, 2009 reflects the decrease in market interest rates and the impact of terminating repurchase agreements with a weighted average borrowing rate of 3.85% and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $28.6 million, or 187 basis points, for the quarter ended June 30, 2010, compared to interest expense of $29.1 million, or 140 basis points, for the second quarter of 2009.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As our Swaps with higher interest rates amortize and/or expire, the Swap component of our borrowing costs will decrease.  During the second quarter of 2010, we entered into Swaps with an aggregate notional amount of $550.0 million and a weighted average fixed pay rate of 1.94% with maturities ranging from three to five years and had Swaps with a notional amount of $185.9 million and a fixed pay rate of 4.00% expire.

The reduction in our Agency MBS portfolio, has allowed us to maintain substantially lower leverage than we had historically.  By utilizing lower leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  Our funding costs for the remainder of 2010 cannot be predicted with any certainty, as they will be impacted by market interest rates, the amount of our borrowings and hedging instruments.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple	Non-GAAP Leverage Multiple(1)
June 30, 2010	2.8x	3.0x
March 31, 2010	2.7	2.8
December 31, 2009	3.3	3.4
September 30, 2009	3.4	3.5
June 30, 2009	4.8	4.8

(1)  Non-GAAP Leverage Multiple reflects our borrowings under repurchase agreements that are reported on our balance sheet as a component of MBS Forwards.  Repurchase agreements and associated interest payable of $342.2 million, $321.9 million, $245.0 million, and $162.7 million at June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively, were included in our MBS Forwards.  We present a Non-GAAP leverage multiple since repurchase agreements that are a component of MBS Forwards may not be linked in the future and, if no longer linked, will be reported as a repurchase agreement.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the second quarter of 2010, our net interest income decreased by $15.8 million, or 23.1%, to $52.9 million from $68.7 million for the second quarter of 2009.  This decrease primarily reflects the reduction of our Agency MBS and decreased yield earned on Agency assets which, as previously discussed, was significantly offset by the accretive yield impact of our MFR MBS.  Our net interest spread and net interest margin decreased in the second quarter 2010 to 2.08% and 2.64%, respectively, compared to a net interest spread and margin of 2.31% and 2.75%, respectively, for the second quarter of 2009.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
Quarter Ended	Net Interest Spread	Net Interest Margin(1)	Net Yield MBS	Cost of Funding MBS	Net MBS Spread
June 30, 2010	2.08%	2.64%	4.80%	2.34%	2.46%
March 31, 2010	2.73	3.29	5.45	2.40	3.05
December 31, 2009	2.73	3.24	5.57	2.50	3.07
September 30, 2009	2.48	3.00	5.43	2.70	2.73
June 30, 2009	2.31	2.75	5.27	2.78	2.49

(1)  Net interest income divided by average interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented and does not include MBS and repurchase agreements that are accounted for as MBS Forwards:

Quarter Ended (Dollars in Thousands)	Average Amortized Cost of MBS(1)	Interest Income on MBS	Average Interest Earning Cash (2)	Total Interest Income	Yield on Average Interest- Earning Assets	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Interest Income
June 30, 2010	$7,375,637	$88,515	$646,644	$88,627	4.42%	$6,129,448	$35,741	2.34%	$52,886
March 31, 2010	7,893,552	107,644	513,867	107,697	5.13	6,507,890	38,451	2.40	69,246
December 31, 2009	8,721,342	121,435	579,631	121,512	5.23	7,372,074	46,287	2.50	75,225
September 30, 2009	9,165,267	124,399	437,444	124,548	5.18	7,774,620	52,976	2.70	71,572
June 30, 2009 (3)	9,604,374	126,477	358,343	126,737	5.09	8,369,408	58,006	2.78	68,731

(1)  Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  There were no MBS Forwards for the quarter ended June 30, 2009.

During the three months ended June 30, 2010, we recognized other-than-temporary impairments of $5.4 million through earnings in connection with six of our Legacy Non-Agency MBS.  We had previously recognized aggregate impairments of $15.8 million on these Legacy Non-Agency MBS.  At June 30, 2010, these Legacy Non-Agency MBS had a fair value of $140.8 million subsequent to recognizing the impairments through earnings and an aggregate amortized cost of $165.9 million.  For the quarter ended June 30, 2009, we recognized other-than-temporary impairments of $7.5 million through earnings in connection with four of our Legacy Non-Agency MBS.

For the second quarter of 2010, we had other operating income, net of $7.6 million.  This income primarily reflects the gain of $7.2 million on our MBS Forwards.  The gain on our MBS Forwards is comprised of interest income of $8.2 million on the underlying Non-Agency MBS, interest expense of $1.4 million on the underlying repurchase agreements and appreciation of $374,000 in the fair value of the underlying MBS.  Future gains/losses on MBS Forwards cannot be predicted with any certainty, as future changes in the market value of the underlying Non-Agency MBS, the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future will impact such amounts.  If MBS Forwards become unlinked in the future, the underlying MBS and repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statement of operations, prospectively.

For the second quarter of 2010, we had operating and other expenses of $6.7 million, including $546,000 of expenses related to our one real estate investment property, which on a net basis is not material to our business.  For the second quarter of 2010, our compensation and benefits and other general and administrative expenses were $6.2 million, or 1.12% of average equity, compared to $5.6 million, or 1.45% of average equity, for the second quarter of 2009.  The $441,000 increase in our employee compensation and benefits expense for second quarter of 2010 compared to the second quarter of 2009, reflects increases to our bonus pool accrual, higher salary expense reflecting additional hires, primarily related to our strategy of investing in Non-Agency MBS, salary increases, and the vesting of equity based compensation awards.  Our other general and administrative expenses, which were $2.1 million for the quarter ended June 30, 2010 compared to $2.0 million for the quarter ended June 30, 2009, are comprised primarily of the cost of data and analytical systems, Board fees and Board related expenses, office rent and expenses, professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.

Six-Month Period Ended June 30, 2010 Compared to the Six-Month Period Ended June 30, 2009

For the six months ended June 30, 2010, we had net income of $126.9 million, or $0.45 per basic and diluted common share, compared to a net income of $118.7 million, or $0.53 per basic and diluted common share, for the six months ended June 30, 2009.

Interest income on our MBS portfolio for the six months ended June 30, 2010 decreased to $196.2 million compared to $258.6 million for the first six months of 2009.  The decrease primarily reflects the significant increase in prepayments on our Agency MBS, the decline in market interest rates and the reduction in our Agency MBS portfolio.  Excluding changes in market values, our average investment in MBS decreased by $2.221 billion, or

22.5%, to $7.633 billion for the first six months of 2010 from $9.855 billion for the first six months of 2009.  Since 2009, as we increased our investments in Non-Agency MBS, we strategically decreased our Agency MBS portfolio through sales and by not replacing principal runoff.  In addition, during the first quarter of 2010, we sold $931.9 million of our higher coupon Agency MBS to reduce the impact of anticipated margin calls and premium amortization associated with Agency Buyouts.  The net yield on our MBS portfolio was 5.14% for the first six months of 2010 compared to 5.25% for the first six months of 2009.  The decrease in the net yield on our MBS portfolio primarily reflects the net impact of a 97 basis point decrease in the net yield on our Agency MBS portfolio that was significantly offset by the positive impact of the 11.56% yield on our MFR MBS portfolio.  The decrease in the net yield on our Agency MBS portfolio to 4.16% for the first six months of 2010 from 5.13% for the first six months of 2009 reflects the impact of: (i) an increase in premium amortization as a result of Agency Buyouts and refinancing activity fueled by low market interest rates available on mortgages; (ii) coupons on our Agency MBS resetting to lower market interest rates; and (iii) strategic sales of our longer duration, higher-yielding Agency MBS beginning in the first quarter of 2009 through the first quarter of 2010.

During the first six months of 2010, we recognized net purchase premium amortization of $6.2 million, comprised of net premium amortization of $23.4 million primarily on our Agency MBS and Legacy Non-Agency MBS portfolio, and purchase discount accretion of $17.2 million, primarily on our MFR MBS portfolio.  During the first six months of 2009, we recognized net premium amortization of $7.7 million, comprised of gross premium amortization of $10.7 million and gross discount accretion of $2.9 million.  The fair value weighted average CPR on our Agency MBS increased to 33.4% for the first six months of 2010 with the higher CPRs experienced during the second quarter as a result of Agency Buyouts, compared to 14.1% for the first six months of 2009.  We expect premium amortization on our Agency MBS portfolio to slow during the third quarter of 2010 due to the completion of Agency Buyouts.  At June 30, 2010, we had net purchase premiums of $93.6 million, or 1.5% of current par value, on our Agency MBS and net purchase discounts of $790.7 million, including purchase credit discounts of $582.9 million, on our Non-Agency MBS.

The following table presents information about income generated from each of our investment security categories during the six months ended June 30, 2010 and June 30, 2009:

(Dollars in Thousands)	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Weighted Average Coupon Rate	Net Asset Yield
Six Months Ended June 30, 2010
Agency MBS	$6,410,873	$157,124	$(23,915)	$133,209	5.17%	4.16%
MFR MBS (1)	971,679	38,943	17,199	56,142	4.71	11.56
Legacy Non-Agency MBS	250,611	6,300	508	6,808	5.11	5.43
Total	$7,633,163	$202,367	$(6,208)	$196,159	5.07%	5.14%
Six Months Ended June 30, 2009
Agency MBS	$9,430,531	$252,296	$(10,479)	$241,817	5.49%	5.13%
MFR MBS (2)	112,830	5,623	2,841	8,464	5.17	15.00
Legacy Non-Agency MBS and other	311,244	8,440	(91)	8,349	5.48	5.41
Total	$9,854,605	$266,359	$(7,729)	$258,630	5.48%	5.25%

(1) Does not include linked MBS with a fair value of $444.3 million at June 30, 2010.  Had the MBS underlying our MBS Forwards not been reported as linked transactions, our MFR MBS would have had an average amortized cost of $1.371 billion, coupon interest of $49.6 million, discount accretion of $21.8 million, interest income of $71.4 million and a net asset yield of 10.4%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(2)  There were no MBS Forwards for the six months ended June 30, 2009.

Interest income from our cash investments, which are comprised of high quality money market investments, decreased to $165,000 for the first six months of 2010, from $871,000 for the first six months of 2009.  Anticipating significant increases in prepayments on our Agency MBS portfolio, we maintained a high level of cash investments during the second quarter of 2010.  Our average cash investments were $580.6 million for the first six months of 2010, compared to $407.8 million for the first six months of 2009.  However, the decline in market interest rates caused the yield on our cash investments for the first six months of 2010 to decline to 0.06%, compared to 0.43% for the first six months of 2009.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our interest expense for the first six months of 2010 decreased by 43.0% to $74.2 million, from $130.1 million for the first six months of 2009, reflecting the significant decrease in our average borrowings, the decrease in our cost of funding due to decreases in market interest rates and the maturity of certain of our Swaps with higher fixed-pay rates.  As a part of the process of reducing our Agency MBS, as previously discussed, we terminated $657.3 million of repurchase agreements with a weighted average borrowing rate of 3.85% during the first quarter of 2010.  Our average repurchase agreements for the first six months of 2010 were $6.318 billion, compared to $8.675 billion for the first six months of 2009.  The decrease in market interest rates and the impact of terminating our longer-term, higher interest rate repurchase agreement borrowings (in connection with asset sales) are reflected in the 66 basis point reduction in our effective cost of borrowing to 2.37% for the six months ended June 30, 2010 from 3.03% for the first six months of 2009.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $57.7 million, or 184 basis points, for the six months ended June 30, 2010, compared to interest expense of $56.2 million, or 131 basis points, for the first six months of 2009.

The reduction in our Agency MBS portfolio, has allowed us to maintain substantially lower leverage than we had historically.  By utilizing lower leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  Since March 31, 2010, our borrowings under repurchase agreements have increased slightly due to additional investments in Agency MBS.

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreements has not declined as rapidly as have market interest rates, reflecting the fixed-pay rate stated in our Swap agreements.  At June 30, 2010, we had repurchase agreements of $6.274 billion, of which $3.176 billion was hedged with Swaps, all of which were active.  At June 30, 2010, our Swaps had a weighted average fixed-pay rate of 3.86% and extended 25 months on average with a maximum term of approximately five years.  Our interest expense and funding costs for the remainder of 2010 will be impacted by market interest rates, the amount of our borrowings and, the impact of our hedging instruments.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first six months of 2010, our net interest income decreased by $7.3 million, or 5.6%, to $122.1 million from $129.4 million for the first six months of 2009.  This decrease primarily reflects the impact of the reduction in our Agency MBS portfolio and decreased yield earned on such assets which, as previously discussed, was significantly offset by the accretive yield impact of our MFR MBS.  Our net interest spread and margin for the first six months of 2010 were 2.41% and 2.96%, respectively, compared to a net interest spread and margin of 2.04% and 2.50%, respectively, for the first six months of 2009.

During the first six months of 2010, we recognized net impairment credit related losses of $5.4 million through earnings in connection with six of our Legacy Non-Agency MBS, all of which were the senior most securities in the MBS structure.  These impairments reflect changes in our estimated cash flows based on the performance of these securities over time.  During the first six months of 2009, we recognized impairment losses of $9.0 million through earnings in connection with nine of our Legacy Non-Agency MBS.  These other-than-temporary impairments were comprised of $7.5 million of impairments against four Non-Agency MBS and impairments of $1.5 million recognized against five junior Non-Agency MBS.

For the six months ended June 30, 2010, we had other operating income, net of $27.7 million.  This income primarily reflects the net impact of:  (i) $33.7 million of gains realized on the sale of MBS during the first quarter, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS; (ii) losses of $26.8 million on termination of repurchase financings in connection with our MBS sales, and (iii) net gains of $20.0 million on our MBS Forwards.  The gain on our MBS Forwards is comprised of interest income of $15.2 million on the underlying Non-Agency MBS, interest expense of $2.7 million on the underlying repurchase financings and appreciation of $7.5 million in the fair value of the underlying MBS.  Future gains/losses on MBS Forwards cannot be predicted with any certainty, as changes in the market value of the underlying Non-Agency MBS, the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future will impact such amounts.  If MBS Forwards become unlinked in the future, the underlying MBS and repurchase financings and associated interest income and expense will be presented gross on our consolidated balance sheets and statement of operations, prospectively.

During the first six months of 2010, we had operating and other expenses of $13.4 million.  For the first six months of 2010, our compensation and benefits and other general and administrative expense, were $12.4 million, or 1.12% of average equity, while compensation and benefits and other general and administrative expense totaled $11.0 million, or 1.49% of average equity, for the first six months of 2009.  The $1.3 million increase in our compensation expense to $8.4 million for the first six months of 2010 compared to $7.1 million for the first six months of 2009, primarily reflects an increase to our bonus pool accrual, higher salary expense reflecting additional hires primarily related to our strategy of investing in Non-Agency MBS, salary increases, and vesting of equity based compensation awards.  Other general and administrative expenses, which were $4.0 million for the first six months of 2010 compared to $3.8 million for the first six months of 2009, were comprised primarily of the cost of data and analytical systems, office rent and expenses, professional services, including auditing and legal fees, Board fees and Board related expenses, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability and data system upgrades.

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

We employ a diverse capital raising strategy under which we may issue capital stock.  At June 30, 2010, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

Cash Flows and Liquidity For the Six Months Ended June 30, 2010

Our cash and cash equivalents decreased by $121.9 million during the six months ended June 30, 2010.  Cash provided by our operating and investing activities provided an aggregate of $965.5 million while our financing activities used $1.087 billion.

At June 30, 2010, our debt-to-equity multiple was 2.8x compared to 3.3x at December 31, 2009.  This decrease in our leverage multiple primarily reflects the significant reduction of our Agency MBS portfolio and associated repurchase agreement borrowings.  At June 30, 2010, we had borrowings under repurchase agreements of $6.274 billion with 18 counterparties, of which $5.573 billion was secured by Agency MBS and $701.5 million of repurchase agreements were secured by Non-Agency MBS.  In addition, at such date, we had $342.0 million of repurchase agreements that were a component of our MBS Forwards.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2009, we had repurchase agreements of $7.196 billion with 17 counterparties and had repurchase agreements of $245.0 million that were a component of our MBS Forwards.

Our investing activities generated net cash of $844.2 million during the six months ended June 30, 2010.  During this period, we received cash of $1.850 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.707 billion was attributable to Agency MBS, a significant portion of which was driven by Agency Buyouts.  During the period, we purchased $1.469 billion of Agency MBS and $475.4 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, certain MBS may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the six months ended June 30, 2010, we sold 52 of our longer-term Agency MBS for $931.9 million, reducing the average time-to-reset for our portfolio, realizing gross gains of $33.1 million; all of these sales occurred during the first quarter of 2010.  In addition, we sold one Non-Agency MBS for $7.2 million, bringing total proceeds from sales of MBS to $939.1 million for the period.  In connection with sales of our Agency MBS, we terminated $657.3 million of repurchase agreements incurring losses of $26.8 million, using cash of $684.1 million.

In connection with our repurchase agreements and Swaps, we routinely receive margin calls from our counterparties and make margin calls to our counterparties (i.e., reverse margin calls).  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral changes as the face (or par) value of our MBS changes, reflecting principal amortization and prepayments, market interest rates and/or other market conditions change, and the market value of our Swaps changes.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional securities and/or cash.  We have maintained compliance with all of our financial covenants to date.

At June 30, 2010, we had a total of $7.108 billion of MBS pledged against our repurchase agreements and Swaps and $43.4 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2010, we had a Cushion of $929.6 billion available to meet potential margin calls, comprised of cash and cash equivalents of $531.5 million, unpledged Agency MBS of $308.7 million, and excess collateral of $89.4 million.  In addition, at June 30, 2010, we had unpledged Non-Agency MBS with a fair value of $533.1 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

Higher prepayments due to Agency Buyouts resulted in an increase in margin calls during the second quarter of 2010.  The table below summarizes our margin activity, which includes margin activity associated with our MBS Forwards, for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and	Net Assets
For the Quarter Ended (In Thousands)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Securities Received For Reverse Margin Calls	Received/ (Pledged) For Margin Activity
June 30, 2010	$881,280	$172,919	$1,054,199	$838,342	$(215,857)
March 31, 2010	422,614	259,286	681,900	808,555	126,655
December 31, 2009	251,003	47,238	298,241	146,594	(151,647)
September 30, 2009	305,154	12,770	317,924	269,154	(48,770)
June 30, 2009	254,646	27,440	282,086	310,676	28,590

Our capacity to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities.

During the six months ended June 30, 2010, we paid cash dividends of $143.0 million on our common stock, $4.1 million on our preferred stock, and made payments of $426,000 on our outstanding DERs.  On July 1, 2010, we declared our second quarter 2010 dividend on our common stock of $0.19 per share, which totaled $53.4 million, including DERs of $159,000.  These dividends and DERs were paid on July 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to interest rates, liquidity, prepayment speeds, market value and the credit quality of our assets while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock.  While we do not seek to avoid risk, we seek to: assume risk that can be quantified from historical experience and actively manage such risk; earn sufficient returns to justify the taking of such risks; and maintain capital levels consistent with the risks that we undertake.

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our repricing gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio and on the Non-Agency MBS underlying our MBS Forwards; and (b) the months remaining until our repurchase financings and repurchase financings underlying our MBS Forwards mature, including the impact of Swaps (or Repricing Gap).  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with June 30, 2010, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 39.4% experienced during the quarter ended June 30, 2010 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average CPR over such quarters of 17.5%.

The following table presents information at June 30, 2010 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolios, including MBS underlying our MBS Forwards:

CPR Assumptions	Estimated Months to Asset Reset or Expected Prepayment (1)	Estimated Months to Liabilities Reset	Repricing Gap in Months
0% (2)	48	13	35
15%	29	13	16
20%	25	13	12
25%	22	13	9

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At June 30, 2010, our financing obligations under repurchase agreements and repurchase financings underlying our MBS Forwards had a weighted average remaining contractual term of 50 days and a weighted average term to interest rate reset of 40 days.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at then prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our repurchase financings, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase financings that such Swaps hedge.  For the quarter ended June 30, 2010, our Swaps accounted for $28.6 million, or 187 basis points, of our borrowing costs.  At June 30, 2010, we had repurchase financings of $6.274 billion and repurchase financings of $342.0 underlying our MBS Forwards.  At such date, we had $3.176 billion of our repurchase financings hedged with Swaps.  At June 30, 2010, our Swaps had a weighted average fixed-pay rate of 3.86% and extended 25 months on average with a maximum term of approximately five years.

At June 30, 2010, our Swaps were in an unrealized loss position of $167.7 million, compared to an unrealized loss position of $152.5 million at December 31, 2009.  We expect the unrealized losses on our Swaps to lessen over the remainder of 2010, as our older Swaps amortize and their remaining term shortens.  From July 1, 2010 through December 31, 2010, $440.2 million Swap notional will amortize and/or expire.

The interest rates for most of our ARM-MBS, once in their adjustable rate period, primarily reset based on LIBOR and, to a lesser extent, CMT or the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA), while our borrowings, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  At June 30, 2010, 81.1% of our Agency MBS were LIBOR based (of which 77.2% were based on 12-month LIBOR, 3.7% were based on six-month LIBOR and 0.2% were based on one-month LIBOR), 10.2% were one-year CMT based, 4.0% were MTA based, 0.5% were 11th District Cost of Funds Index (or COFI) based and 4.2% were fixed rate.  Our Non-Agency MBS, which comprised 19.7% of our MBS portfolio (and 23.9% including linked MBS) at June 30, 2010, have interest rates that reset based on these benchmark indices as well.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly, including the impact of Swaps than the repricing of our assets.  Therefore, on average, our cost of borrowings generally rises or falls more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2010.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Shock Table

Change in Interest Rates (Dollars in Thousands)	Estimated Value of MBS (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
+100 Basis Point Increase	$8,262,338	$(108,865)	$8,153,473	$(72,696)	(5.86)%	(0.88)%
+ 50 Basis Point Increase	$8,336,004	$(138,272)	$8,197,732	$(28,437)	(2.72)%	(0.35)%
Actual at June 30, 2010	$8,393,848	$(167,679)	$8,226,169	$—	—	—
- 50 Basis Point Decrease	$8,435,868	$(197,086)	$8,238,782	$12,613	1.07%	0.15%
-100 Basis Point Decrease	$8,462,065	$(226,494)	$8,235,571	$9,402	(0.89)%	0.11%

(1)  Includes linked MBS that are reported as a component of MBS Forwards on our consolidated balance sheet. Such MBS may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)  Includes linked repurchase agreements that are reported as a component of our MBS Forwards on our consolidated balance sheet.  Such repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2010.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and composition size of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at June 30, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to presence of this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our MFR MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates) of 0.49, which is the weighted average of 0.64 for our Agency MBS and zero for our Non-Agency MBS and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.75), which is the weighted average of (0.99) for our Agency MBS and zero for our Non-Agency

MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our MBS Forwards), which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

All of our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our MBS Forwards are reported in earnings.  The fair value of our MBS and MBS Forwards fluctuate primarily due to changes in interest rates and yield curves.  At June 30, 2010, our investment securities were comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS is generally not credit-related, changes in the fair value of our Non-Agency MBS and MBS Forwards may reflect both market conditions and credit risk.  At June 30, 2010, our Non-Agency MBS had a fair value of $1.564 billion and an amortized cost of $1.425 billion, comprised of gross unrealized gains of $186.7 million and gross unrealized losses of $47.6 million.  Our MBS Forwards included MBS with a fair value of $444.3 million, including mark-to-market adjustments of $10.4 million, which have already been reflected through earnings.

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

The following tables present certain information about our Non-Agency MBS portfolio (which does not include three Non-Agency MBS with an aggregate amortized cost of approximately $160,000 and a fair value of $88,000 for which the information is not available) at June 30, 2010.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrowers’ credit score or the current use of the mortgaged property.  The tables also include Non-Agency MBS, which had a fair value of $444.3 million at June 30, 2010 that were accounted for as linked transactions and reported as a component of our MBS Forwards.  Transactions that are currently linked may or may not be linked in the future and, if no longer linked, will be included in our MBS portfolio.  In assessing our asset/liability management and MBS performance, we consider linked MBS as part of our MBS portfolio, and as such, have included them in the tables below.

	Securities with Average Loan FICO of 715 or Higher(1)			Securities with Average Loan FICO Below 715(1)
Year of Securitization (2) (Dollars in Thousands)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
Number of securities	38	61	54	9	15	18	195
MBS current face	$699,530	$806,041	$658,844	$144,683	$291,991	$155,683	$2,756,772
MBS amortized cost	$478,307	$524,840	$508,404	$70,911	$148,666	$127,439	$1,858,567
MBS fair value	$512,732	$592,010	$536,091	$83,122	$160,541	$123,694	$2,008,190
Weighted average fair value to current face	73.3%	73.5%	81.4%	57.5%	55.0%	79.5%	73.0%
Weighted average coupon (3)	5.67%	5.46%	4.17%	4.36%	3.14%	3.54%	5.18%
Weighted average loan age (months) (3) (4)	41	49	63	40	49	71	51
Weighted average loan to value at origination (3) (5)	71%	71%	70%	74%	73%	73%	71%
Weighted average FICO score at origination (3) (5)	737	732	730	703	704	703	727
Owner-occupied loans	90.2%	87.6%	86.4%	80.5%	80.8%	81.7%	86.5%
Rate-term refinancings	28.1%	18.9%	17.6%	19.9%	13.3%	13.6%	20.1%
Cash-out refinancings	28.6%	27.7%	23.5%	32.2%	34.5%	31.9%	28.1%
3 Month CPR (4)	16.2%	14.8%	13.6%	18.9%	17.4%	10.1%	15.1%
3 Month CRR (4) (6)	10.0%	9.4%	9.9%	5.4%	4.8%	5.6%	8.8%
3 Month CDR (4) (6)	6.8%	5.9%	4.0%	14.2%	13.1%	4.6%	6.8%
60+ days delinquent (5)	23.1%	21.6%	13.8%	39.0%	35.3%	21.3%	22.5%
Credit enhancement (5) (7)	6.2%	8.0%	10.1%	8.6%	7.6%	21.8%	8.8%

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

(3)  Weighted average is based on MBS current face at June 30, 2010.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including linked MBS, held at June 30, 2010:

Property Location	Percent
Southern California	28.3%
Northern California	18.5%
Florida	8.4%
New York	4.8%
Virginia	3.9%
Maryland	3.0%

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

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are a component to our MBS Forwards, and Swaps.  At June 30, 2010, we had $929.6 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $531.5 million, unpledged Agency MBS of $308.7 million and excess collateral of $89.4 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.

Credit Risk

Although we do not expect to encounter credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in MBS deal structures and the discounted purchase prices we paid mitigate our risk of loss on these investments.  Our Non-Agency investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS with respect to voluntary prepayment rates, default rates and loss severities, and generally allocate a portion of the purchase discount as a credit reserve for these MBS.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance versus our expected performance at purchase or, if we have modified our original purchase assumptions, versus our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, including revisions to the credit discounts established for these MBS.  Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.

Prepayment and Reinvestment Risk

Premiums paid on our MBS are amortized against interest income and discounts on our MBS are accreted to interest income.  Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  Interest income is accrued based on the outstanding principal balance of the MBS and their contractual terms.  In addition, purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.  As discussed under “Recent Market Conditions and Our Strategy,” the Fannie Mae delinquent loan buyout program significantly increased our prepayment rates for MFA’s Agency MBS portfolio during the second quarter of 2010.  We expect that, notwithstanding the prevailing low interest rate environment, prepayments will abate during the third quarter of 2010 as the initial implementation of the Agency Buyouts is completed.

For tax purposes, premiums paid on investments are amortized against interest income.  Conversely, discounts on such investments are accreted into interest income.  On a tax basis, amortization of premiums and accretion of discounts will differ for those reported for financial accounting purposes under GAAP.  At June 30, 2010, the net premium on our Agency MBS portfolio for financial accounting purposes was $93.6 million and the net purchase discount on our Non-Agency MBS portfolio was $790.7 million.  For tax purposes, we estimate that at June 30, 2010, our net purchase premiums on our Agency MBS was $92.2 million and the net purchase discount on our Non-Agency MBS was $879.9 million.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

Readers should carefully consider, in connection with the other information disclosed in this quarterly report on Form 10-Q, the risk factors disclosed in Item 1A-Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 (or the 2009 Form 10-K) and in Item 1A-Risk Factors of our quarterly report on Form 10-Q for the quarter ended March 31, 2010 (or the First Quarter 2010 Form 10-Q).  Our risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this quarterly report and elsewhere.  The materialization of any risks and uncertainties identified in this quarterly report together with those previously disclosed in the 2009 Form 10-K and the First Quarter 2010 Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in this quarterly report.

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

10.1        Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of June 7, 2010 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated June 8, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.6        Employment Agreement of Craig L. Knutson, dated as of July 1, 2009 (incorporated herein by reference to Exhibit 9.01 of the Form 8-K, dated August 27, 2009, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991))

10.7        Amended and Restated 2010 Equity Compensation Plan, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated May 10, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

101         Financial statements from the quarterly report on Form 10-Q of MFA Financial, Inc. for the quarter ended June 30, 2010, filed on August 3, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2010	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)