Form 10-Q
period 2010-09-30
MFA FINANCIAL, INC.
filed 2010-11-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

280,930,004 shares of the registrant’s common stock, $0.01 par value, were outstanding as of November 1, 2010.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Per Share Amounts)	2010	2009
	(Unaudited)
Assets:
Agency mortgage-backed securities (“MBS”), at fair value ($5,721,900 and $7,597,136 pledged as collateral, respectively)	$6,180,753	$7,664,851
Non-Agency MBS, at fair value ($1,102,820 and $240,694 pledged as collateral, respectively)	1,804,776	1,093,103
Cash and cash equivalents	270,925	653,460
Restricted cash	41,213	67,504
Forward contracts to repurchase MBS (“MBS Forwards”), at fair value	125,744	86,014
Interest receivable	34,297	41,775
Real estate, net	10,802	10,998
Goodwill	7,189	7,189
Prepaid and other assets	2,305	2,315
Total Assets	$8,478,004	$9,627,209

Liabilities:
Repurchase agreements	$5,995,447	$7,195,827
Accrued interest payable	7,397	13,274
Mortgage payable on real estate	—	9,143
Interest rate swap agreements (“Swaps”), at fair value	175,303	152,463
Dividends and dividend equivalents rights (“DERs”) payable	538	76,286
Accrued expenses and other liabilities	8,361	11,954
Total Liabilities	$6,187,046	$7,458,947

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 280,335 and 280,078 issued and outstanding, respectively	2,803	2,801
Additional paid-in capital, in excess of par	2,183,163	2,180,605
Accumulated deficit	(121,261)	(202,189)
Accumulated other comprehensive income	226,215	187,007
Total Stockholders’ Equity	$2,290,958	$2,168,262
Total Liabilities and Stockholders’ Equity	$8,478,004	$9,627,209

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009
	(Unaudited)
Interest Income:
MBS	$97,296	$124,399	$293,455	$383,029
Cash and cash equivalent investments	121	149	286	1,020
Interest Income	97,417	124,548	293,741	384,049

Interest Expense	35,464	52,976	109,656	183,119

Net Interest Income	61,953	71,572	184,085	200,930

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	—	—	(184)	(78,135)
Portion of loss (reclassified from)/recognized in other comprehensive income	—	—	(5,228)	69,126
Net Impairment Losses Recognized in Earnings	—	—	(5,412)	(9,009)

Other Income, Net:
Gains on MBS Forwards, net	21,307	754	41,304	754
Gains on sale of MBS, net	—	—	33,739	13,495
Revenue from operations of real estate	369	378	1,100	1,145
Loss on termination of repurchase agreements	—	—	(26,815)	—
Miscellaneous other income, net	—	—	—	43
Other Income, Net	21,676	1,132	49,328	15,437

Operating and Other Expense:
Compensation and benefits	4,106	3,710	12,527	10,824
Other general and administrative expense	2,003	1,713	5,995	5,559
Real estate operating expense, mortgage interest and prepayment penalty	306	444	1,298	1,359
Operating and Other Expense	6,415	5,867	19,820	17,742

Net Income	77,214	66,837	208,181	189,616
Less: Preferred Stock Dividends	2,040	2,040	6,120	6,120
Net Income Available to Common Stock and Participating Securities	$75,174	$64,797	$202,061	$183,496

Earnings Per Share - Basic and Diluted	$0.27	$0.25	$0.72	$0.78

Dividends Declared Per Share of Common Stock	$0.19	$0.25	$0.43	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
	(Unaudited)

Net Income	$77,214	$66,837	$208,181	$189,616
Other Comprehensive Income:
Unrealized gain on MBS, net	48,061	173,536	98,095	410,397
Reclassification adjustment for MBS sales	—	—	(41,459)	(3,033)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	—	—	5,412	8,865
Unrealized (loss)/gain on Swaps, net	(7,624)	(4,943)	(22,840)	58,938
Comprehensive Income	$117,651	$235,430	$247,389	$664,783
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Comprehensive Income Available to Common Stock and Participating Securities	$115,611	$233,390	$241,269	$658,663

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months
Ended
September 30,
(In Thousands, Except Per Share Amounts)	2010
(Unaudited)

Preferred Stock, Par Value $.01; Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at September 30, 2010 and December 31, 2009 (3,840 shares)	$38

Common Stock, Par Value $.01:
Balance at December 31, 2009 (280,078 shares)	2,801
Issuance of common stock (257 shares)	2
Balance at September 30, 2010 (280,335 shares)	2,803

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2009	2,180,605
Issuance of common stock, net of expenses	368
Equity-based compensation expense	2,190
Balance at September 30, 2010	2,183,163

Accumulated Deficit:
Balance at December 31, 2009	(202,189)
Net income	208,181
Dividends declared on common stock	(120,774)
Dividends declared on preferred stock	(6,120)
Dividends attributable to DERs	(359)
Balance at September 30, 2010	(121,261)

Accumulated Other Comprehensive Income:
Balance at December 31, 2009	187,007
Change in unrealized gains on MBS, net	62,048
Change in unrealized losses on Swaps	(22,840)
Balance at September 30, 2010	226,215

Total Stockholders’ Equity at September 30, 2010	$2,290,958

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In Thousands)	2010	2009
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$208,181	$189,616
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(33,739)	(13,495)
Losses on termination of repurchase agreements	26,815	—
Other-than-temporary impairment charges	5,412	9,009
Net amortization of purchase premiums and discounts on MBS	5,404	8,468
Decrease in interest receivable	7,478	5,078
Depreciation and amortization on real estate	483	353
Unrealized gain and other on MBS Forwards	(25,909)	(90)
Increase in prepaid and other assets and other	(53)	(931)
(Decrease)/increase in accrued expenses and other liabilities	(3,593)	1,948
Decrease in accrued interest payable	(5,877)	(11,145)
Equity-based compensation expense	2,190	1,316
Negative amortization and principal accretion on MBS	—	(12)
Net cash provided by operating activities	$186,792	$190,115

Cash Flows From Investing Activities:
Principal payments on MBS	$2,524,021	$1,413,711
Proceeds from sale of MBS	939,119	438,507
Purchases of MBS	(2,492,909)	(666,428)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(276)	(549)
Net cash provided by investing activities	$969,955	$1,185,241

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(39,524,402)	$(50,186,109)
Proceeds from borrowings under repurchase agreements	38,324,022	48,722,560
Payments to terminate repurchase agreements	(26,815)	—
Principal payments on MBS Forwards	(1,088,668)	(219,916)
Proceeds from MBS Forwards	962,012	166,547
Payments made for margin calls on repurchase agreements and Swaps	(435,507)	(114,570)
Proceeds from reverse margin calls on repurchase agreements and Swaps	461,850	135,868
Proceeds from issuances of common stock	370	403,298
Dividends paid on preferred stock	(6,120)	(6,120)
Dividends paid on common stock and DERs	(196,881)	(151,261)
Principal amortization and prepayment on mortgage loan	(9,143)	(125)
Net cash used in financing activities	$(1,539,282)	$(1,249,828)
Net (decrease)/increase in cash and cash equivalents	$(382,535)	$125,528
Cash and cash equivalents at beginning of period	$653,460	$361,167
Cash and cash equivalents at end of period	$270,925	$486,695

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2010 and results of operations for all periods presented have been made.  The results of operations for the nine months ended September 30, 2010 should not be construed as indicative of the results to be expected for the full year.

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

Effective July 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (the “Codification”), which is now the source of authoritative GAAP.  While the Codification did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and incorporated into the Codification.  As a result, pre-Codification references to GAAP have been eliminated.

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

Determination of MBS Fair Value

The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are indicative of market activity.  In determining the fair value of its Non-Agency MBS, management considers a number of observable market data points including prices obtained from third-party pricing services and brokers as well as dialogue with market participants.  (See Note 13)

Impairments

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an other-than-temporary impairment through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows expected for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the other-than-temporary impairment related to credit losses, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2010 or December 31, 2009.  At September 30, 2010 and December 31, 2009, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $41.2 million and $67.5 million at September 30, 2010 and December 31, 2009, respectively.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At September 30, 2010 and December 31, 2009, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2010, the Company had not recognized any impairment against its goodwill.

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

(g)  Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as a sale and repurchase, the Company accounts for its repurchase agreements as secured borrowings, with the exception of those repurchase agreements accounted for as components of linked transactions.  (See Note 2(l) below).  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company has satisfied all of its margin calls and has

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

never sold assets in response to a margin call.

The Company’s borrowings under repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement borrowing, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  (See Notes 2(l), 4, 7, 8 and 13)

(h)  Equity-Based Compensation

Compensation expense for equity-based awards is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Payments pursuant to DERs, which are attached to certain equity-based awards, are charged to stockholders’ equity when declared.  The Company has applied a zero forfeiture rate for its equity-based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures may occur, would result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

Forfeiture provisions for dividends and DERs on unvested equity instruments on the Company’s equity-based awards vary by award.  To the extent that equity awards do not vest and grantees are not required to return payments of dividends or DERs to the Company, additional compensation expense is recorded at the time an award is forfeited.  (See Notes 2(i) and 12)

(i)  Earnings per Common Share (“EPS”)

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (ii) it is no longer probable that the forecasted transaction will occur or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.

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

On January 1, 2009, the Company adopted new accounting guidance required for certain transfers of financial assets and repurchase financings.  Given that this guidance was prospective, the initial adoption had no impact on the Company’s historical consolidated financial statements.  Under this accounting guidance, it is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and repurchase financing of this MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “MBS Forwards” on the Company’s consolidated balance sheet.  In addition, changes in the fair value of MBS Forwards are reported as gains or losses on the Company’s consolidated statements of operations and are not included in other comprehensive income.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  (See Note 2(b))  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS.  (See Notes 4, 8 and 13)

(m)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

Accounting Standards Codification

See Note 2(a).

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for Transfers of Financial Assets/Consolidation

On June 12, 2009, the FASB issued new accounting guidance for transfers of financial assets which: (i) eliminates the concept of a qualified special purpose entity (“QSPE”) and eliminates its exemption as a variable interest entity (“VIE”); (ii) clarifies that the objective of determining whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer; (iii) modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and (iv) defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this new accounting, when the transfer of financial assets is accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer, including any retained beneficial interest.  This new accounting eliminated off-balance sheet transactions when an entity retains any interest in or control over assets transferred in this process.  The implementation of the new accounting for transfers of financial assets on January 1, 2010 did not have any impact on the Company’s consolidated financial statements, as it has no off-balance sheet transactions, no QSPEs, nor had it transferred assets through a securitization.

In conjunction with new accounting guidance for transfers of financial assets, the FASB issued new guidance that requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  In addition, enhanced disclosures are required to provide users of financial statements with more transparent information about and an enterprise’s involvement in a VIE and also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The Company’s adoption of this new accounting on January 1, 2010 did not have any impact on the Company, as it was not the primary beneficiary of any VIE.  At September 30, 2010, the Company did not have any interest in a VIE.

Derivatives and Hedging

In February 2010, the FASB issued an Accounting Standards Update (“ASU”) with respect to Derivatives and Hedging which provides a four-step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.  This update became effective for the Company as of January 1, 2010.  The update had no material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued an ASU clarifying previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting.  This ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract.  All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required.  The adoption of this guidance by the Company on July 1, 2010, had no material effect on the Company’s consolidated financial statements.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

(o)  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      MBS

The Company’s MBS are primarily comprised of Agency MBS and, to a lesser extent, Non-Agency MBS.  These MBS are primarily secured by hybrid mortgages (which have a fixed interest rate for a specified period, typically three to ten years at origination, and, thereafter, generally reset annually (“Hybrids”)), by adjustable-rate mortgages (“ARMs”), by mortgages that have interest rates that reset more frequently (“Floaters”) (collectively,

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“ARM-MBS”) and, to a lesser extent, by 15- and 30-year fixed rate mortgages.  MBS do not have a single maturity date and further, the mortgage loans underlying ARM-MBS do not all reset at the same time.

At September 30, 2010, $834.2 million, or 10.4%, of the MBS portfolio was comprised of fixed-rate MBS, of which $449.3 million were secured by 15-year fixed-rate mortgages and $384.9 million were secured by 30-year fixed-rate mortgages.

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  Non-Agency MBS that are accounted for as components of MBS Forwards are not reflected in the tables set forth in this note.  (See Notes 4 and 8)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

Non-Agency MBS:  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the senior most tranches from the MBS structure.  Within the Company’s Non-Agency MBS portfolio are securities that were purchased beginning in late 2008 at discounts to par value through the Company’s wholly-owned subsidiary MFResidential Assets I, LLC (“MFR”) and “Legacy Non-Agency MBS” that were purchased at or near par by the Company prior to July 2007.

The following tables present certain information about the Company’s MBS at September 30, 2010 and December 31, 2009:

September 30, 2010
	Principal/		Accretable			Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Credit	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	Discounts (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,346,673	$85,853	$(243)	$—	$5,432,283	$5,635,842	$207,089	$(3,530)	$203,559
Freddie Mac	489,635	10,636	—	—	509,251	525,693	16,518	(76)	16,442
Ginnie Mae	18,493	323	—	—	18,816	19,218	402	—	402
Total Agency MBS	5,854,801	96,812	(243)	—	5,960,350	6,180,753	224,009	(3,606)	220,403
Non-Agency MBS (3)
Rated AAA	2,274	54	—	—	2,328	2,078	—	(250)	(250)
Rated AA	34,400	937	(466)	—	34,871	29,646	366	(5,591)	(5,225)
Rated A	27,165	45	(6,605)	(1,721)	18,884	22,650	4,410	(644)	3,766
Rated BBB	45,491	28	(2,413)	(895)	42,211	39,134	248	(3,325)	(3,077)
Rated BB	46,788	—	(3,747)	(2,250)	40,791	43,611	2,820	—	2,820
Rated B	87,524	—	(17,432)	(6,530)	63,562	74,883	11,607	(286)	11,321
Rated CCC	646,985	—	(55,094)	(176,245)	412,919	463,678	56,252	(5,493)	50,759
Rated CC	567,030	—	(55,082)	(180,176)	331,772	381,212	56,166	(6,726)	49,440
Rated C	884,402	—	(57,901)	(239,492)	572,663	639,799	77,056	(9,920)	67,136
Unrated and D-rated (4)	184,527	—	(16,441)	(59,912)	103,660	108,085	10,103	(5,678)	4,425
Total Non-Agency MBS	2,526,586	1,064	(215,181)	(667,221)	1,623,661	1,804,776	219,028	(37,913)	181,115
Total MBS	$8,381,387	$97,876	$(215,424)	$(667,221)	$7,584,011	$7,985,529	$443,037	$(41,519)	$401,518

table continued

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

continued

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

(2) Includes principal payments receivable of $9.0 million and $12.9 million at September 30, 2010 and December 31, 2009, respectively, which are not included in the Principal/Current Face.  Amortized cost is reduced by cumulative other-than-temporary impairments recognized through earnings of $21.6 million and $17.7 million at September 30, 2010 and December 31, 2009, respectively.

(3)  Non-Agency MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 11 MBS, which were D-rated and had an aggregate amortized cost and fair value of $96.3 million and $99.3 million, respectively, at September 30, 2010 and two MBS, which were D-rated and had an aggregate amortized cost and fair value of $29.9 million and $22.8 million, respectively, at December 31, 2009.

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at September 30, 2010:

Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$204,605	$983	13	$44,009	$2,547	9	$248,614	$3,530
Freddie Mac	18,752	8	1	3,249	68	1	22,001	76
Total Agency MBS	223,357	991	14	47,258	2,615	10	270,615	3,606
Non-Agency MBS:
Rated AAA	—	—	—	2,079	250	2	2,079	250
Rated AA	—	—	—	28,307	5,591	3	28,307	5,591
Rated A	6,726	101	1	1,679	543	2	8,405	644
Rated BBB	9,285	135	1	20,697	3,190	2	29,982	3,325
Rated B	14,511	286	1	24,373	—	—	38,884	286
Rated CCC	18,598	92	2	—	5,401	4	18,598	5,493
Rated CC	22,975	6,726	3	—	—	—	22,975	6,726
Rated C	25,118	523	1	96,534	9,397	2	121,652	9,920
Unrated and other	31,879	898	7	23,509	4,780	1	55,388	5,678
Total Non-Agency MBS	129,092	8,761	16	197,178	29,152	16	326,270	37,913
Total MBS	$352,449	$9,752	30	$244,436	$31,767	26	$596,885	$41,519

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2010, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $3.6 million at September 30, 2010.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is “more likely than not” that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at September 30, 2010 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS were $37.9 million at September 30, 2010.  The Company does not consider these unrealized losses to be credit related, but are rather due to non-credit related factors, including a widening of interest rate spreads relative to the spreads that existed when such assets were acquired and market fluctuations.

The Company recognized credit-related, other-than-temporary impairment losses of $5.4 million through earnings during the nine months ended September 30, 2010, all of which were recognized during the second quarter of 2010.  These credit-related losses were recognized in connection with six Legacy Non-Agency MBS.  During the nine months ended September 30, 2009, the Company recognized other-than-temporary impairment losses of $9.0 million through earnings for credit-related impairments on nine of its Legacy Non-Agency MBS.

MBS on which impairments are recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimation of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Significant judgment is used in both the Company’s analysis of the expected cash flows for its MBS and any determination of related credit impairments.

The following table presents the composition of the Company’s other-than-temporary impairments for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
Credit-related other-than-temporary impairments included in earnings	$—	$—	$5,412	$9,009
Non-credit related other-than-temporary impairments (reclassified from)/recognized in other comprehensive income	—	—	(5,228)	69,126
Total other-than-temporary impairment losses	$—	$—	$184	$78,135

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents a roll-forward of the credit loss component of other-than-temporary impairments on the Company’s Non-Agency MBS for which a non-credit component of other-than-temporary impairments was previously recognized in other comprehensive income.  Changes in the credit loss component of credit impaired securities is presented based upon whether the current period is the first time a security was credit-impaired (initial credit impairment) or a subsequent credit impairment.

	Three	Nine
	Months Ended	Months Ended
(In Thousands)	September 30, 2010	September 30, 2010
Credit loss amount at beginning of period	$23,340	$17,928
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	5,412
Credit loss amount at end of period	$23,340	$23,340

The significant inputs considered and assumptions made in determining the measurement of the credit loss component of the other-than-temporary impairments recorded in earnings during the nine months ended September 30, 2010 (all of which were recorded during the quarter ended June 30, 2010) for the Company’s Non-Agency MBS are summarized as follows:

(Dollars in Thousands)	At Time of Impairment
Credit enhancement (1) (2)
Weighted average (3)	5.46%
Range (4)	0.00% - 14.25%

Projected CPR (2) (5)
Weighted average (3)	10.77%
Range (4)	10.16% - 18.35%

Projected Loss Severity (2) (6)
Weighted average (3)	51.22%
Range (4)	45.00% - 55.00%

60+ days delinquent (2) (7)
Weighted average (3)	17.92%
Range (4)	10.53% - 24.13%

(1) Represents a level of protection for these securities, expressed as a percentage of total current underlying loan balance.

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

(5) CPR - conditional prepayment rate.

(6)  Projected loss severity represents the projected amount of loss realized on liquidated properties as a percentage of the principal balance.

(7) Includes, for each security, underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the impact on accumulated other comprehensive income of the Company’s MBS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
Accumulated other comprehensive income on MBS:
Unrealized gain/(loss) on MBS at beginning of period	$353,457	$169,710	$339,470	$(72,983)
Unrealized gain on MBS, net	48,061	173,536	98,095	410,397
Reclassification adjustment for MBS sales included in net income	—	—	(41,459)	(3,033)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	5,412	8,865
Balance at end of period	$401,518	$343,246	$401,518	$343,246

Purchase Discounts on Non-Agency MBS

For the three and nine months ended September 30, 2010, the Company reallocated $5.1 million and $70.8 million, respectively, of purchase discount designated as credit reserve to accretable purchase discount on its Non-Agency MBS.  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the asset.  Therefore, the Company expects that amounts reallocated to accretable purchase discount will be reflected in interest income over the life of these Non-Agency MBS.

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as credit reserve and accretable purchase discount for the three and nine months ended September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Discount		Discount
	Designated as	Accretable	Designated as	Accretable
(In Thousands)	Credit Reserve (1)	Discount (1)	Credit Reserve (1)	Discount (1)
Balance at beginning of period	$(582,909)	$(208,938)	$(455,004)	$(149,319)
Accretion of discount, net	—	9,355	—	27,138
Realized credit losses	1,729	—	2,141	—
Purchases	(67,547)	(10,694)	(266,593)	(19,483)
Sales	—	—	7,856	683
Reclassification adjustment for other-than-temporary impairments	—	—	—	(520)
Unlinking of MBS Forwards	(23,639)	241	(26,379)	(2,922)
Transfers from/(to)	5,145	(5,145)	70,758	(70,758)
Balance at end of period	$(667,221)	$(215,181)	$(667,221)	$(215,181)

(1)  In addition, the Company reallocated $1.1 million and $18.3 million of purchase discount designated as credit reserve to accretable purchase discount on securities underlying its MBS Forwards, during the three and nine months ended September 30, 2010, respectively.

Sales of MBS

During the nine months ended September 30, 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gross gain of $654,000; all of these sales occurred during the first quarter of 2010.  The Company sold 20 Agency MBS for $438.5 million, realizing net gains of $13.5 million during the nine months ended September 30, 2009.  The Company has no continuing involvement with any MBS sold.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MBS Interest Income

The following table presents components of interest income on the Company’s MBS portfolio by category for the three and nine months ended September 30, 2010 and 2009:

		Net (Premium
MBS Category	Coupon	Amortization)/Discount	Interest
(In Thousands)	Interest	Accretion	Income

Three Months Ended September 30, 2010
Agency MBS	$68,887	$(8,497)	$60,390
Non-Agency MBS	27,605	9,301	36,906
Total	$96,492	$804	$97,296
Three Months Ended September 30, 2009
Agency MBS	$110,787	$(7,226)	$103,561
Non-Agency MBS	14,349	6,489	20,838
Total	$125,136	$(737)	$124,399

		Net (Premium
MBS Category	Coupon	Amortization)/Discount	Interest
(In Thousands)	Interest	Accretion	Income

Nine Months Ended September 30, 2010
Agency MBS	$226,010	$(32,412)	$193,598
Non-Agency MBS	72,849	27,008	99,857
Total	$298,859	$(5,404)	$293,455
Nine Months Ended September 30, 2009
Agency MBS	$363,083	$(17,771)	$345,312
Non-Agency MBS	28,413	9,304	37,717
Total	$391,496	$(8,467)	$383,029

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and MBS Forwards, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2010 and December 31, 2009:

Derivative Instrument		Balance Sheet	September 30,	December 31,
(In Thousands)	Designation	Location	2010	2009

MBS Forwards, at fair value	Non-Hedging	Assets	$125,744	$86,014
Swaps, at fair value	Hedging	Liabilities	$(175,303)	$(152,463)

The Company’s linked transactions are evaluated on a combined basis, reported as a forward (derivative) contract and are presented as MBS Forwards, which are reported as assets on the Company’s consolidated balance sheet.  The fair value of MBS Forwards also reflect the accrued interest receivable on the underlying MBS and the accrued interest payable on the underlying repurchase agreement borrowing.  The Company’s MBS Forwards are not designated as hedging instruments and, as a result, the change in the fair value of MBS Forwards is reported as a net gain or loss in Other Income in the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s MBS Forwards at September 30, 2010 and December 31, 2009:

Linked Transactions at September 30, 2010

Linked Repurchase Agreements
Maturity or Repricing (Dollars in Thousands)			Balance	Weighted Average Interest Rate

Within 30 days			$141,092	1.60%
>30 days to 90 days			257,226	1.61
>90 days to 180 days			3,693	1.35
>180 days to 360 days			20,300	1.75
Total			$422,311	1.61%

Linked MBS
Non-Agency MBS (Dollars in Thousands)	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Rated AAA	$47,122	$46,798	$47,661	4.63%
Rated AA	60,732	57,125	64,697	3.56
Rated A	32,417	30,488	37,702	2.37
Rated BBB	63,207	62,512	74,814	3.24
Rated BB	36,490	36,484	45,158	4.44
Rated B	130,399	123,358	141,601	4.87
Rated CCC	98,484	93,223	113,169	4.75
Rated CC	61,553	57,886	77,427	5.42
Rated C	5,166	5,060	6,301	6.16
Unrated	10,359	10,360	15,546	5.83
Total	$545,929	$523,294	$624,076	4.42%

Linked Transactions at December 31, 2009

Linked Repurchase Agreements
Maturity or Repricing (Dollars in Thousands)			Balance	Weighted Average Interest Rate

Within 30 days			$209,468	1.89%
>30 days to 90 days			35,491	1.65
Total			$244,959	1.85%

Linked MBS
Non-Agency MBS (Dollars in Thousands)	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Rated AA	$62,782	$60,985	$69,381	4.16%
Rated A	32,938	32,210	40,561	2.83
Rated BBB	127,038	125,826	146,502	4.98
Rated BB	53,644	53,172	64,131	5.05
Rated B	41,939	42,314	47,000	5.42
Rated CCC	11,199	11,199	13,999	5.19
Total	$329,540	$325,706	$381,574	4.67%

The following table presents certain information about the components of the gain on MBS Forwards included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

Components of Gain on MBS Forwards, net	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Interest income attributable to linked MBS	$9,520	$1,147	$24,748	$1,147
Interest expense attributable to linked repurchase agreements	(1,722)	(245)	(4,392)	(245)
Change in fair value of linked MBS included in earnings	13,509	(148)	20,948	(148)
Gain on MBS Forwards	$21,307	$754	$41,304	$754

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

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2010.

At September 30, 2010, the Company had MBS with fair value of $157.2 million and restricted cash of $34.8 million pledged as collateral against its Swaps.  At December 31, 2009, the Company had MBS with fair value of $142.6 million and restricted cash of $39.4 million pledged against its Swaps.  (See Note 8)

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At September 30, 2010, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

At September 30, 2010, all of the Company’s Swaps were deemed effective for hedging purposes and no Swaps were terminated during the three and nine months ended September 30, 2010 and September 30, 2009.  The Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective during the three and nine months ended September 30, 2010 and September 30, 2009.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009	2010	2009
Interest expense attributable to Swaps	$27,758	$32,215	$85,474	$88,381
Weighted average Swap rate paid	3.84%	4.23%	4.02%	4.21%
Weighted average Swap rate received	0.36%	0.44%	0.30%	0.80%

At September 30, 2010, the Company had Swaps with an aggregate notional amount of $3.025 billion, which had gross unrealized losses of $175.3 million and extended 24 months on average with a maximum term of approximately five years.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s Swaps at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
Maturity (1) (Dollars in Thousands)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Within 30 days	$52,816	4.00%	0.40%	$62,050	3.90%	0.26%
Over 30 days to 3 months	216,844	4.45	0.29	132,987	4.06	0.25
Over 3 months to 6 months	215,855	4.24	0.32	185,921	4.00	0.26
Over 6 months to 12 months	300,641	4.03	0.32	440,204	4.24	0.25
Over 12 months to 24 months	618,249	4.33	0.31	642,595	4.12	0.25
Over 24 months to 36 months	1,156,452	3.47	0.28	833,302	4.40	0.25
Over 36 months to 48 months	273,372	3.40	0.29	469,351	4.25	0.24
Over 48 months to 60 months	190,892	3.51	0.30	210,042	4.30	0.24
Over 60 months	—	—	—	30,170	3.59	0.27
Total Swaps	$3,025,121	3.83%	0.30%	$3,006,622	4.23%	0.25%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

Impact of Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact on accumulated other comprehensive income of the Company’s Swaps for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(167,679)	$(173,410)	$(152,463)	$(237,291)
Unrealized (loss)/gain on Swaps, net	(7,624)	(4,943)	(22,840)	58,938
Balance at end of period	$(175,303)	$(178,353)	$(175,303)	$(178,353)

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In Thousands)	2010	2009
MBS interest receivable:
Fannie Mae	$20,820	$30,212
Freddie Mac	3,178	4,863
Ginnie Mae	56	83
Non-Agency MBS	10,226	6,601
Total MBS interest receivable	34,280	41,759
Money market investments	17	16
Total interest receivable	$34,297	$41,775

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.      Real Estate

The following table presents the summary of assets and liabilities of Lealand at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In Thousands)	2010	2009
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,802	$10,998
Cash and other assets	285	298
Mortgage payable (1)	—	(9,143)
Accrued interest and other payables	(239)	(352)
Real estate assets, net	$10,848	$1,801

(1)  The mortgage collateralized by the property was prepaid in May 2010 through a capital contribution made to Lealand by the Company, for which a prepayment penalty of $130,000 was incurred.  At December 31, 2009, the mortgage, which was due to mature in February 2011, had a fixed interest rate of 6.87%.  The Company had a loan to Lealand which, including accrued interest, had a balance of $474,000 and $299,000 at September 30, 2010 and December 31, 2009, respectively.  This loan and the related interest payable accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Revenue from operations of real estate	$369	$378	$1,100	$1,145
Mortgage interest expense and prepayment penalty(1)	—	(161)	(392)	(483)
Other real estate operating expense	(216)	(194)	(637)	(610)
Depreciation and amortization expense	(90)	(89)	(269)	(266)
Income/(loss) from real estate operations, net	$63	$(66)	$(198)	$(214)

(1)  Amount for the nine months ended September 30, 2010 includes a mortgage prepayment penalty of $130,000.

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  At September 30, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 39 days and an effective repricing period of 12 months, including the impact of related Swaps.  At December 31, 2009, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of approximately three months and an effective repricing period of 13 months, reflecting the impact of related Swaps.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of Swaps that hedge existing and forecasted repurchase agreements, at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Time Until Interest Rate Reset (Dollars in Thousands)	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate

Within 30 days	$4,211,582	0.54%	$4,102,789	0.34%
Over 30 days to 3 months	1,698,165	0.35	2,393,065	0.35
Over 3 months to 6 months	50,800	0.62	21,281	4.00
Over 6 months to 12 months	9,000	3.15	272,892	3.87
Over 12 months to 24 months	13,700	3.15	289,800	3.60
Over 24 months to 36 months	12,200	3.15	92,100	4.30
Over 36 months	—	—	23,900	3.26
Total	$5,995,447	0.50%	$7,195,827	0.68%

(1)  At September 30, 2010 and December 31, 2009, the Company had repurchase agreements of $422.3 million and $245.0 million, respectively, that were linked to MBS purchases and accounted for as MBS Forwards.  These linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents contractual maturity information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedge such repurchase agreements, at September 30, 2010:

September 30, 2010
Maturity (Dollars in Thousands)	Balance	Weighted Average Interest Rate

Overnight	$—	—%
Within 30 days	3,809,644	0.41
Over 30 days to 90 days	1,696,213	0.34
Over 90 days	489,590	1.75
Demand	—	—
Total	$5,995,447	0.50%

At September 30, 2010, the Company had Agency MBS with a fair value of $5.565 billion pledged as collateral against $5.239 billion of borrowings under repurchase agreements, Non-Agency MBS with a fair value of $1.103 billion pledged as collateral against $756.4 million of borrowings under repurchase agreements (which do not reflect the underlying MBS and borrowings under repurchase agreements associated with MBS Forwards) and restricted cash of $6.4 million pledged as collateral against borrowings under repurchase agreements.  At December 31, 2009, the Company had Agency MBS with a fair value of $7.455 billion pledged as collateral against $7.044 billion of borrowings under repurchase agreements, Non-Agency MBS with a fair value of $240.7 million pledged as collateral against $151.9 million of borrowings under repurchase agreements (which do not reflect the underlying MBS and borrowings under repurchase agreements associated with MBS Forwards) and restricted cash of $28.1 million pledged as collateral against its borrowings under repurchase agreements.  (See Notes 4 and 8)

During the nine months ended September 30, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.  These terminations, all of which occurred during the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS.  (See Note 3)

The Company had repurchase agreements with 20 counterparties at September 30, 2010 and 17 counterparties at December 31, 2009.  The following table presents information with respect to any repurchase agreement and MBS Forward counterparty for which the Company had greater than 10% of stockholders’ equity at risk at September 30, 2010:

September 30, 2010
Counterparty	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
(Dollars in Thousands)	Rating (1)	Risk (2)	Agreements	Equity

Deutsche Bank Securities, Inc.	A+/Aa3/AA-	$282,325	2	12.3%

(1)  As rated by the Rating Agencies at September 30, 2010 by S&P, Moody’s and Fitch, Inc., respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying MBS Forwards, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying MBS Forwards, including accrued interest receivable on such securities.

8.      Collateral Positions

The Company pledges securities or cash as collateral pursuant to its borrowings under repurchase agreements and Swaps.  The Company exchanges collateral with Swap counterparties based on the fair value, notional amount and term of its Swaps.  Through this margining process, either the Company or its Swap counterparty may be required to pledge cash or securities as collateral pursuant to repurchase agreements and Swaps.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high-quality securities.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements and Swaps at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Swaps:
Agency MBS	$157,192	$—	$142,599	$—
Cash (1)	34,776	—	39,374	—
	191,968	—	181,973	—
Repurchase Agreements:
Agency MBS	$5,564,708	$—	$7,454,537	$—
Non-Agency MBS	1,102,820	—	240,694	—
Cash (1)	6,437	—	28,130	—
	6,673,965	—	7,723,361	—
Total	$6,865,933	$—	$7,905,334	$—

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its borrowings under repurchase agreements and Swaps at September 30, 2010:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps			Total Fair
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Value of MBS Pledged and Accrued Interest
Fannie Mae	$5,099,075	$4,911,930	$19,038	$120,606	$117,012	$367	$5,239,086
Freddie Mac	457,957	443,391	2,808	26,701	25,921	125	487,591
Ginnie Mae	7,676	7,517	22	9,885	9,692	29	17,612
Agency MBS	$5,564,708	$5,362,838	$21,868	$157,192	$152,625	$521	$5,744,289
Rated AA	28,613	33,599	92	—	—	—	28,705
Rated A	18,895	15,175	57	—	—	—	18,952
Rated BBB	29,849	32,791	82	—	—	—	29,931
Rated BB	43,611	40,790	224	—	—	—	43,835
Rated B	36,838	25,431	175	—	—	—	37,013
Rated CCC	283,787	241,726	1,272	—	—	—	285,059
Rated CC	226,292	188,613	1,046	—	—	—	227,338
Rated C	370,546	321,511	2,278	—	—	—	372,824
Rated D	61,246	57,882	439	—	—	—	61,685
Not Rated	3,143	1,498	25	—	—	—	3,168
Non-Agency MBS	$1,102,820	$959,016	$5,690	$—	$—	$—	$1,108,510
Total	$6,667,528	$6,321,854	$27,558	$157,192	$152,625	$521	$6,852,799

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(b)   MBS Purchase Commitments

At September 30, 2010, the Company had commitments to purchase two Non-Agency MBS with an estimated face value of $10.8 million at an estimated purchase price of $9.0 million.

10.    Stockholders’ Equity

(a)  Dividends on Preferred Stock

At September 30, 2010, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through September 30, 2010, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2009 through September 30, 2010:

Declaration Date	Record Date	Payment Date
August 20, 2010	September 1, 2010	September 30, 2010
May 21, 2010	June 1, 2010	June 30, 2010
February 19, 2010	March 1, 2010	March 31, 2010
November 20, 2009	December 1, 2009	December 31, 2009
August 21, 2009	September 1, 2009	September 30, 2009
May 22, 2009	June 1, 2009	June 30, 2009
February 20, 2009	March 2, 2009	March 31, 2009

(b)  Dividends on Common Stock

The Company typically declares quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.  On October 1, 2010, the Company declared a $0.225 per share dividend on its common stock for the quarter ended September 30, 2010, which was paid on October 29, 2010 to stockholders of record on October 12, 2010.  The following table presents cash dividends declared by the Company on its common stock from January 1, 2009 through September 30, 2010:

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 1, 2010	July 12, 2010	July 30, 2010	$0.19
April 1, 2010	April 12, 2010	April 30, 2010	0.24
December 16, 2009	December 31, 2009	January 29, 2010	0.27
October 1, 2009	October 13, 2009	October 30, 2009	0.25
July 1, 2009	July 13, 2009	July 31, 2009	0.25
April 1, 2009	April 13, 2009	April 30, 2009	0.22

(c)  Registration Statements

On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At September 30, 2010, 9.2 million shares of

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

common stock remained available for issuance pursuant to the DRSPP shelf registration statement.  (See Note 14(c))

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

On May 26, 2010, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s Amended and Restated 2010 Equity Compensation Plan (the “2010 Plan”), which amended and restated the Company’s Amended and Restated 2004 Equity Compensation Plan (the “2004 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 2004 Plan, related to an aggregate of 13.5 million shares of common stock, of which 11.0 million shares remained available for issuance at September 30, 2010.

(d)  DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the three and nine months ended September 30, 2010, the Company issued 16,156 and 60,159 shares of common stock, respectively, through the DRSPP, raising net proceeds of $117,466 and $433,130, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2010, the Company issued 14,126,365 shares pursuant to the DRSPP, raising net proceeds of $125.4 million.

(e)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the nine months ended September 30, 2010, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through September 30, 2010, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 19, 2007, as amended.  (See Note 14(c))

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

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

On May 2, 2006, the Company announced an increase in the size of the Repurchase Program by an additional 3,191,200 shares of common stock, resetting the number of shares of common stock that the Company is authorized to repurchase to 4.0 million shares, all of which remained authorized for repurchase at September 30, 2010.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(g)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at September 30, 2010 and December 31, 2009 was as follows:

(In Thousands)	September 30, 2010	December 31, 2009
Available-for-sale MBS:
Unrealized gains	$443,037	$402,834
Unrealized losses	(41,519)	(63,364)
	401,518	339,470
Hedging Instruments:
Unrealized losses on Swaps, net	(175,303)	(152,463)
Accumulated other comprehensive income	$226,215	$187,007

At September 30, 2010 and December 31, 2009, the Company had other-than-temporary impairments recognized in accumulated other comprehensive income of $19.6 million and $38.6 million, respectively.

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009
Numerator:
Net income	$77,214	$66,837	$208,181	$189,616
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Dividends and DERs paid on participating securities	(172)	(218)	(390)	(411)
Net income allocable to common stockholders - basic and diluted	$75,002	$64,579	$201,671	$183,085

Denominator:
Weighted average common shares for basic earnings per share	281,181	259,599	281,095	235,457
Add: Weighted average dilutive equity instruments (1)	55	84	52	62
Denominator for diluted earnings per share	281,236	259,683	281,147	235,519
Basic and diluted earnings per common share	$0.27	$0.25	$0.72	$0.78

(1) The impact of equity instruments is not included in the computation of diluted EPS for periods in which their inclusion would be anti-dilutive.  At September 30, 2010, the Company had an aggregate of approximately 584,000 equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2010, as their inclusion would have been anti-dilutive.  These equity instruments included approximately 532,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 3.1 years and approximately 52,000 shares of restricted common stock with a weighted average grant date fair value of $7.83.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2010, approximately 11.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee (the “Compensation Committee”) of the Board shall determine at its discretion.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $159,000 and $209,000 during the three months ended September 30, 2010 and 2009, respectively, and approximately $585,000 and $568,000 during the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, the Company had 837,142 DERs outstanding, of which 835,892 were entitled to receive distributions.

Options

Pursuant to Section 422(b) of the Code, in order for Options granted under the 2010 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the common stock to be received upon exercise of such Options as determined on the date of grant shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of Option issued under the 2010 Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.

During the nine months ended September 30, 2010, the Company granted 5,000 Options at an exercise price of $6.99 per share, with 1,250 DERs attached; no Options were granted during the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, no Options expired or were exercised.  During the nine months ended September 30, 2009, no Options expired and 100,000 were exercised.  At September 30, 2010, 537,000 Options were outstanding, of which 532,000 were vested and exercisable, with a weighted average exercise price of $10.14 and 5,000 Options were outstanding with an exercise price of $6.99 that were not exercisable.  As of September 30, 2010, the aggregate intrinsic value of total Options outstanding was approximately $3,000.

Restricted Stock

The Company awarded zero and 124,440 shares of restricted common stock during the three and nine months ended September 30, 2010, respectively, and awarded 75,000 and 99,478 shares of restricted common stock during the three and nine months ended September 30, 2009, respectively.  At September 30, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $3.9 million and $4.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $538,000 and $263,000 on unvested shares of restricted stock at September 30, 2010 and December 31, 2009, respectively.  The unrecognized compensation expense at September 30, 2010 is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  The Company did not grant any RSUs during the three and nine month periods ended September 30, 2010 or September 30, 2009.  At September 30, 2010, the Company had an aggregate of 326,392 outstanding RSUs, with DERs attached, which were subject to cliff vesting on December 31, 2010 or earlier in the event of death or disability of the grantee or termination of an employee for any reason, other than “cause,” as defined in the related RSU award agreement.  RSUs are to be settled in shares of the Company’s common stock on the earlier of a termination of service, a change in control, or on January 1, 2013.  At September 30, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $224,000 and $895,000, respectively, related to the unvested RSUs, which will be expensed through December 31, 2010.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Restricted shares of common stock	$397	$192	$1,517	$645
RSUs	224	224	671	671
Options	1	—	2	—
Total	$622	$416	$2,190	$1,316

(b)  Employment Agreements

At September 30, 2010, the Company had employment agreements with eight of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Non-employee directors	$19	$83	$40	$184
Officers	1	8	3	26
Total	$20	$91	$43	$210

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2010 and December 31, 2009 that had not been distributed and the Company’s associated liability under such plans at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$223	$341	$375	$541
Officers	13	26	26	45
Total	$236	$367	$401	$586

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2010 and December 31, 2009, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2010 and 2009, the Company recognized expenses for matching contributions of $40,000 and $34,000, respectively, and $120,000 and $102,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Agency and Non-Agency MBS

The Company determines the fair value of its Agency MBS based upon prices obtained from a third party pricing service, which are indicative of market activity.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s MBS.

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

In determining the fair value of its Non-Agency MBS, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include loan delinquency data and credit enhancement levels and assign a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

The Company’s MBS are valued using various market data points as described above, which it considers readily observable parameters.  Accordingly, the Company’s MBS are classified as Level 2 in the fair value hierarchy.

MBS Forwards

The Non-Agency MBS underlying the Company’s MBS Forwards are valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS is then netted against the repurchase agreement borrowing, at the valuation date.  The fair value of MBS Forwards also includes accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s MBS Forwards are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Swaps

The Company determines the fair value of its Swaps considering valuations obtained from a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing its Swaps, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  All of the Company’s Swaps are subject to bilateral collateral arrangements.  Consequently, no credit valuation adjustment was made in determining the fair value of Swaps.  The Company’s Swaps are classified as Level 2 in the fair value hierarchy.

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2010, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at September 30, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,180,753	$—	$6,180,753
Non-Agency MBS	—	1,804,776	—	1,804,776
MBS Forwards	—	125,744	—	125,744
Total assets carried at fair value	$—	$8,111,273	$—	$8,111,273
Liabilities:
Swaps	$—	$175,303	$—	$175,303
Total liabilities carried at fair value	$—	$175,303	$—	$175,303

Changes to the valuation methodologies used with respect to the Company’s financial instruments are reviewed by management to ensure any such changes result in appropriate exit price valuations.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce fair value estimates that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those used by market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  The Company reviews the classification of its financial instruments within the fair value hierarchy on a quarterly basis, which could cause its financial instruments to be reclassified to a different level.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$6,180,753	$6,180,753	$7,664,851	$7,664,851
Non-Agency MBS	1,804,776	1,804,776	1,093,103	1,093,103
Cash and cash equivalents	270,925	270,925	653,460	653,460
Restricted cash	41,213	41,213	67,504	67,504
MBS Forwards	125,744	125,744	86,014	86,014
Financial Liabilities:
Repurchase agreements	5,995,447	5,997,288	7,195,827	7,224,490
Mortgage payable on real estate	—	—	9,143	9,234
Swaps	175,303	175,303	152,463	152,463

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2010 and

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of the Company’s repurchase agreements.

Mortgage Payable on Real Estate:  Reflects the estimated fair value based upon the principal balance of mortgage payable and the associated prepayment penalty at December 31, 2009.  This mortgage was prepaid during the second quarter of 2010 at its principal balance plus a prepayment penalty of $130,000.

Commitments:  The MBS committed to be purchased at September 30, 2010 would have been offered at substantially the same price and under substantially the same terms as those committed to at such date; therefore, the fair value of the Company’s MBS purchase commitment at September 30, 2010 was zero.  The Company did not have any commitments to purchase MBS or enter into any other financial instrument at December 31, 2009.

14.  Subsequent Events

(a)   Common Stock Dividend

On October 1, 2010, the Company declared its third quarter 2010 dividend of $0.225 per share on its common stock to stockholders of record on October 12, 2010.  The common stock dividends and payments on outstanding DERs totaled approximately $63.3 million and were paid on October 29, 2010.

(b)         Resecuritization of Non-Agency MBS

On October 8, 2010, as part of a resecuritization transaction, the Company sold an aggregate of $985.2 million in principal value of Non-Agency MBS to Deutsche Bank Securities, Inc.  In connection with this transaction, third-party investors purchased $246.3 million of face amount of variable rate, sequential senior Non-Agency MBS (the “Senior Bonds”) rated “AAA” by S&P from the underlying trust and the Company acquired $374.4 million of face amount of six classes of mezzanine fixed-rate Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million of face amount of non-rated subordinate Non-Agency MBS from the trust, which together provide credit support to the Senior Bonds, and received $246.3 million in cash.  For financial reporting purposes, the underlying trust in this resecuritization transaction will be consolidated with the Company and, as such, no gain or loss will be recorded, and the proceeds received on the Senior Bonds will be accounted for as a financing.

(c)  Registration Statement Filing

On October 22, 2010, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the 1933 Act, with respect to common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.

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

At September 30, 2010, we had total assets of approximately $8.478 billion, of which $7.986 billion, or 94.2%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.181 billion of Agency MBS and $1.805 billion of Non-Agency MBS, substantially all of which represented the senior most tranches within the MBS structure.  Included in our total assets were MBS Forwards of $125.7 million, which were comprised of Non-Agency MBS and associated accrued interest of $548.2 million and borrowings under linked repurchase agreements and associated accrued interest of $422.5 million.  The mortgages collateralizing our MBS portfolio predominantly include Hybrids and ARMs and, to a lesser extent, fixed-rate mortgages.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash and MBS-related receivables.  It is our business strategy to hold our MBS as long-term investments.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the market place, the terms and availability of adequate financing, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

We are exposed to credit risk in our Non-Agency MBS portfolio; however, the credit support built into Non-Agency MBS transaction structures is designed to mitigate our risk of credit losses.  In addition, the discounted purchase prices paid on certain of our Non-Agency MBS provide further protection from potential credit losses in the event we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  At September 30, 2010, we had purchase discounts of $983.5 million on our Non-Agency MBS and securities underlying our MBS Forwards, a portion of which is accreted into interest income over the life of the security.  The accretion of purchase discounts increases the yield on the associated MBS above the stated coupon interest rate.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary by security over time, based upon the amount of purchase discount, actual credit performance and CPRs experienced.

When we purchase Non-Agency MBS, we make certain assumptions with respect to each security as to voluntary prepayment rates, default rates and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of our purchase discount could occur, adversely impacting our operating results.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of September 30, 2010:

	September 30, 2010
	Agency MBS	Non-Agency MBS	Total	Percent
(In Thousands)	Fair Value (1)	Fair Value	MBS (1)	of Total
Hybrids in contractual fixed-rate period	$4,955,832	$1,013,716	$5,969,548	74.84%
Hybrids in adjustable period	572,839	301,018	873,857	10.95
Floaters	193,806	105,178	298,984	3.75
Fixed-rate	449,296	384,864	834,160	10.46
Total	$6,171,773	$1,804,776	$7,976,549	100.00%

(1) Does not include principal receivable in the amount of $9.0 million.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which in recent years have been comprised entirely of Swaps. Our Swaps are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged repurchase agreements.  During the three and nine months ended September 30, 2010, we entered into Swaps with a notional amount of $20.0 million and $570.0 million, respectively, and had Swaps with an aggregate notional amount of $170.5 million and $551.5 million expire, respectively.

We continue to explore alternative business strategies, investments and financing sources and other strategic initiatives, including, but not limited to expanding our investments in Non-Agency MBS, the acquisition and securitization of residential mortgage loans, developing or acquiring asset management or third-party advisory services, creating new investment vehicles to manage MBS, re-securitizing Non-Agency MBS and/or other real estate-related assets.  However, no assurance can be provided that any such strategic initiatives will or will not be implemented in the future or, if undertaken, that any such strategic initiatives will favorably impact us.

Recent Market Conditions and Our Strategy

In the first nine months of 2010, we continued to grow our Non-Agency MBS portfolio, purchasing approximately $1.009 billion of such securities (including $357.9 million of MBS reported as MBS Forwards) at a weighted average purchase price of 73.2% of par value.  Due to the expectation of increased prepayments on certain Agency MBS (as discussed below), we reduced our Agency MBS portfolio during the first quarter of 2010, through sales of $931.9 million of such assets.  Following the completion of the Federal Reserve Agency MBS purchase program in March 2010, we acquired approximately $1.842 billion of Agency MBS through September 30, 2010, including approximately $450.0 million of 15-year fixed-rate amortizing Agency MBS, which offered attractive yields relative to Agency hybrid MBS.  During the three months ended September 30, 2010, we acquired approximately $372.6 million of Agency MBS, partially replacing prepayments experienced during the third quarter.  We expect that the majority of our assets will remain in Agency MBS due to the long-term attractiveness of the asset class.

The implementation of the initial loan buyout programs instituted by Fannie Mae and Freddie Mac, pursuant to which 120+ days delinquent mortgages were purchased out of existing Agency MBS pools (or Agency Buyouts), occurred between March and July 2010.  These Agency Buyouts significantly increased prepayments and associated premium amortization on our Agency MBS during such months.  As expected, the CPRs on our Agency MBS decreased during the three months ended September 30, 2010, reducing our premium amortization and positively impacting the yield on our Agency MBS portfolio.  Following the initial phase of the Agency Buyouts, Fannie Mae and Freddie Mac continue to purchase mortgages that become 120+ days delinquent, which may continue to impact the level of prepayments on these assets.

While Non-Agency MBS remain available in the marketplace at discounts to par value, such discounts have narrowed relative to discounts previously available.  Despite higher market prices and lower yields, we believe that loss-adjusted returns on Non-Agency MBS continue to represent attractive investment opportunities, particularly given that the ability to leverage Non-Agency MBS has increased during 2010.  The yield on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions, as more purchase discounts are accreted into interest income.  In addition, we are selectively finding relative value in the Agency MBS market for Agency MBS backed by Hybrids and 15-year fixed-rate mortgages due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low interest rates on borrowings under repurchase agreements.

The performance of certain of our Non-Agency MBS has exceeded our performance expectations.  As a result, during the third quarter of 2010, we reallocated $6.2 million of purchase discount on our Non-Agency MBS, including $1.1 million on securities underlying our MBS Forwards, to accretable purchase discount from purchase discount designated as credit reserve.  Together with coupon interest, accretable discount is recognized as interest income over the life of the asset. Therefore, we expect that this $6.2 million will be additional income recorded over the life of these Non-Agency MBS.  For the nine months ended September 30, 2010, we reallocated an aggregate of $89.1 million of credit purchase discount to accretable purchase discount on our Non-Agency MBS, including $18.3 million related to securities underlying our MBS Forwards.

During the nine months ended September 30, 2010, our Non-Agency MBS portfolio earned $99.9 million.  In addition, we had a net gain of $41.3 million on our MBS Forwards, comprised of interest income of $24.7 million, an increase of $21.0 million in the fair value of the underlying MBS and interest expense of $4.4 million on the underlying repurchase agreement borrowings.  At September 30, 2010, $1.805 billion, or 22.6% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $545.9 million of Non-Agency MBS that were accounted for as linked transactions and reported as a component of our MBS Forwards.  With $270.9 million of cash and cash equivalents and $458.9 million of unpledged Agency MBS at September 30, 2010, we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.

The financial environment continues to be impacted by accommodative monetary policy.  Repurchase agreement funding for both Agency and Non-Agency MBS continues to be available to us at attractive market rates and terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At September 30, 2010, we had borrowings under repurchase agreements with 20 counterparties and a resulting debt-to-equity multiple of 2.6 times.  This relatively low leverage multiple reflects the reduction of our Agency MBS portfolio and associated leverage.  (See table on page 39 that presents our quarterly leverage multiples since September 30, 2009.)

The following table presents certain benchmark interest rates at the dates indicated:

Date	30-Day LIBOR	Six-Month LIBOR	12-Month LIBOR	One-Year CMT (1)	Two-Year Treasury	10-Year Treasury	Target Federal Funds Rate/Range
September 30, 2010	0.26%	0.46%	0.78%	0.27%	0.43%	2.52%	0.00 - 0.25%
June 30, 2010	0.35	0.75	1.17	0.32	0.62	2.95	0.00 - 0.25
March 31, 2010	0.25	0.44	0.92	0.41	1.02	3.83	0.00 - 0.25
December 31, 2009	0.23	0.43	0.98	0.47	1.14	3.84	0.00 - 0.25
September 30, 2009	0.25	0.63	1.26	0.40	0.96	3.31	0.00 - 0.25

(1)  CMT - rate for one-year constant maturity treasury.

The following table presents information with respect to our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our MBS Forwards; and (iii) combined with the securities underlying MBS Forwards as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,
(In Thousands)	2010	2010	2010	2009
Non-Agency MBS (excluding MBS Forwards)
Face/Par	$2,526,586	$2,237,514	$1,884,218	$1,637,746
Fair Value	1,804,776	1,564,021	1,312,030	1,093,103
Amortized Cost	1,623,661	1,424,906	1,185,001	1,016,960
Cumulative Other-Than-Temporary Impairments Recognized Through Earnings	(21,587)	(21,877)	(17,003)	(17,706)
Purchase Discount Designated as Credit Reserve	(667,221)	(582,909)	(537,759)	(455,004)
Purchase Discount Designated as Accretable	(215,181)	(208,938)	(145,620)	(149,319)
Purchase Premiums	1,064	1,117	1,166	1,243

Non-Agency MBS Underlying MBS Forwards
Face/Par	$624,076	$520,686	$490,736	$381,574
Fair Value	545,929	444,257	421,664	329,540
Amortized Cost	523,294	433,821	410,922	325,706
Purchase Discount Designated as Credit Reserve	(55,893)	(46,779)	(55,131)	(33,255)
Purchase Discount Designated as Accretable	(45,193)	(40,086)	(24,682)	(22,613)
Purchase Premiums	304	—	—	—

Combined Non-Agency MBS and MBS Underlying MBS Forwards
Face/Par	$3,150,662	$2,758,200	$2,374,954	$2,019,320
Fair Value	2,350,705	2,008,278	1,733,694	1,422,643
Amortized Cost	2,146,955	1,858,727	1,595,923	1,342,666
Cumulative Other-Than-Temporary Impairments Recognized Through Earnings	(21,587)	(21,877)	(17,003)	(17,706)
Purchase Discount Designated as Credit Reserve	(723,114)	(629,688)	(592,890)	(488,259)
Purchase Discount Designated as Accretable	(260,374)	(249,024)	(170,302)	(171,932)
Purchase Premiums	1,368	1,117	1,166	1,243

Purchase Discounts on Non-Agency MBS and Securities Underlying MBS Forwards

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as credit reserve and accretable purchase discount, including securities underlying MBS Forwards, for the three and nine months ended September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount	Discount Designated as Credit Reserve	Accretable Discount
Balance at beginning of period	$(629,688)	$(249,025)	$(488,259)	$(171,932)
Accretion of discount, net	—	11,872	—	34,244
Realized credit losses	1,729	—	2,141	—
Purchases	(101,332)	(18,353)	(333,947)	(35,900)
Sales	—	—	7,856	683
Reclassification adjustment for other-than-temporary impairments	—	—	—	(520)
Unlinking of MBS Forwards	—	1,309	—	2,146
Transfers from/(to)	6,177	(6,177)	89,095	(89,095)
Balance at September 30, 2010	$(723,114)	$(260,374)	$(723,114)	$(260,374)

The yields on our Non-Agency MBS are impacted by the allocation and accretion of purchase discounts over time.  The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our MBS Forwards and (iii) combined with the securities underlying MBS Forwards for the periods presented:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009
Non-Agency MBS (excluding MBS Forwards)
Coupon Yield (1)	7.42%	7.46%	7.34%	7.51%
Discount Accretion Yield (2)	2.50	2.72	3.12	3.31
Net Yield	9.92%	10.18%	10.46%	10.82%

Non-Agency MBS Underlying MBS Forwards
Coupon Yield (1)	5.45%	5.37%	5.29%	5.32%
Discount Accretion Yield (2)	1.96	2.44	2.14	1.94
Net Yield	7.41%	7.81%	7.43%	7.26%

Combined Non-Agency MBS and MBS Underlying MBS Forwards
Coupon Yield (1)	6.91%	6.96%	6.82%	7.02%
Discount Accretion Yield (2)	2.36	2.65	2.87	3.00
Net Yield	9.27%	9.61%	9.69%	10.02%

(1)  Reflects the annualized coupon interest income divided by the average amortized cost.  The discounted purchase price causes the coupon yield to be higher than the pass-through coupon interest rate.  (See the table on page 38 for the weighted average coupon rate on our MBS portfolios.)

(2)  Reflects annualized discount accretion divided by the average amortized cost.  As purchase prices on our Non-Agency MBS have increased over time, purchase discounts have declined, as has the amount of accretable discount, as a percentage of the portfolio face amount.

Regulatory Developments

The U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, Securities and Exchange Commission and other governmental and regulatory bodies have taken or are considering taking actions in response to the ongoing U.S. financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was passed by the U.S. Congress and signed into law.  The Dodd-Frank Act creates a new regulator housed within the Federal Reserve System, an independent bureau to be known as the Bureau of Consumer Financial Protection (the “BCFP”), which will have broad authority over a wide-range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Bill (the “Mortgage Reform Act”), contains new laws and minimum licensing and underwriting standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to BCFP to prohibit or condition terms, acts or practices relating to residential mortgage loans that BCFP finds abusive, unfair, deceptive or predatory, as well as to take other actions that BCFP finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also contains laws affecting the securitization of mortgages with requirements for risk retention by originators and/or sponsors of mortgage securitizations and laws affecting credit rating agencies.  We are unable to predict at this time how this legislation, as well as other laws that may be adopted in the future, will impact the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, interest rate swaps and other derivatives as much of the Dodd-Frank Act’s implementation will likely require numerous implementing regulations and other rulemaking by government regulators.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries.

Results of Operations

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

For the third quarter of 2010, we had net income available to common stock and participating securities of $75.2 million, or $0.27 per basic and diluted common share, compared to net income available to common stock and participating securities of $64.8 million, or $0.25 per basic and diluted common share, for the third quarter of 2009.

Interest income on our MBS portfolio for the third quarter of 2010 was $97.3 million compared to $124.4 million for the third quarter of 2009, primarily reflecting the decrease in size of our Agency MBS portfolio and the lower yield on such portfolio.  Since early 2009, we have strategically decreased our Agency MBS portfolio through sales and by reinvesting only a portion of the principal runoff on these securities in new Agency MBS.  At the same time, we increased our investments in Non-Agency MBS which generate higher yields relative to Agency MBS currently available in the marketplace.  This shift in investment strategy has resulted in an overall reduction in our MBS portfolio and total interest-earning assets, reflecting the lower leverage multiple employed with respect to Non-Agency MBS.  (We note that certain of our Non-Agency MBS are reported as a component of MBS Forward, rather than MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  Excluding changes in market values, our average investment in MBS decreased by $1.528 billion, or 16.7%, to $7.637 billion for the third quarter of 2010 from $9.165 billion for the third quarter of 2009.  The net yield on our MBS portfolio was 5.10% for the third quarter of 2010 compared to 5.43% for the third quarter of 2009.  The lower yield on our MBS portfolio was driven by a decrease in yield on our Agency MBS portfolio, which was partially offset by the increase in our higher yielding Non-Agency MBS portfolio.  Our Agency MBS portfolio yield decreased to 3.93% for the third quarter of 2010 from 4.93% for the third quarter of 2009.  This reflects (i) a 77 basis point reduction in the gross coupon rate as recent purchases of lower coupon Agency MBS partially replaced higher yielding Agency MBS that amortized/prepaid or were sold since the third quarter of 2009 and interest rate resets on the underlying mortgages to lower market rates and (ii) a 22 basis point increase in the cost of our premium amortization primarily due to refinance activity fueled by historically low market interest rates available on mortgages and due to the continuing impact of Agency Buyouts.

The fair value weighted average CPR on our Agency MBS increased to 23.8% for the third quarter of 2010 compared to 20.5% for the third quarter of 2009.  During the third quarter of 2010, we recognized net purchase discount accretion of $804,000, comprised of purchase discount accretion of $9.3 million, primarily on other Non-Agency MBS, and net premium amortization of $8.5 million, primarily on our Agency MBS portfolio.  During the third quarter of 2009, we recognized net premium amortization of $737,000, comprised of gross premium amortization of $7.2 million and gross discount accretion of $6.5 million.  At September 30, 2010, we had net purchase premiums of $96.6 million, or 1.6% of current par value, on our Agency MBS and net purchase discounts of $881.3 million, including purchase credit discounts (i.e., credit reserves) of $667.2 million, on our Non-Agency MBS.

The following table presents the components of the net yield earned on our MBS portfolios and weighted average CPRs experienced for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon Rate	Net (Premium Amortization)/ Discount Accretion	Other (1)	Net Yield	Weighted Average CPR
September 30, 2010	4.72%	0.04%	0.34%	5.10%	22.1%
June 30, 2010	4.95	(0.35)	0.20	4.80	37.2
March 31, 2010	5.18	0.02	0.25	5.45	24.0
December 31, 2009	5.28	0.08	0.21	5.57	19.0
September 30, 2009	5.37	(0.03)	0.09	5.43	20.2

(1) Reflects the cost of delay in receiving principal on the MBS and the benefit of net purchase discounts.

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended September 30, 2010 and September 30, 2009:

			Net (Premium
	Average		Amortization)/		Weighted
MBS Category	Amortized	Coupon	Discount	Interest	Average	Net Asset
(Dollars in Thousands)	Cost (1)	Interest	Accretion	Income	Coupon	Yield
Quarter Ended September 30, 2010
Agency MBS	$6,148,905	$68,887	$(8,497)	$60,390	4.68%	3.93%
Non-Agency MBS(2)	1,488,578	27,605	9,301	36,906	4.83	9.92
Total	$7,637,483	$96,492	$804	$97,296	4.72%	5.10%
Quarter Ended September 30, 2009
Agency MBS	$8,403,474	$110,787	$(7,226)	$103,561	5.45%	4.93%
Non-Agency MBS(3)	761,793	14,349	6,489	20,838	4.87	10.94
Total	$9,165,267	$125,136	$(737)	$124,399	5.37%	5.43%

(1)  Includes principal payments receivable.

(2)  Does not include linked MBS with a fair value of $545.9 million at September 30, 2010.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $2.002 billion, coupon interest of $34.6 million, discount accretion of $11.8 million, interest income of $46.4 million, and a net asset yield of 9.27%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(3)  Does not include linked MBS with a fair value of $215.2 million at September 30, 2009.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $828.4 million, coupon interest of $15.3 million, discount accretion of $6.7 million, interest income of $22.0 million, and a net asset yield of 10.62%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of money market investments, decreased by $28,000 to $121,000 for the third quarter of 2010, from $149,000 for the third quarter of 2009.  Our average cash investments were $440.1 million and yielded 0.11% for the third quarter of 2010 compared to average cash investments of $437.4 million that yielded 0.13% for the third quarter of 2009.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreements has not decreased in connection with recent declines in market interest rates.  At September 30, 2010, we had repurchase agreements of $5.995 billion, of which $3.025 billion was hedged with Swaps.  At September 30, 2010, our Swaps had a weighted average fixed-pay rate of 3.83% and extended 24 months on average with a maximum term of approximately five years.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Our interest expense for the third quarter of 2010 decreased by 33.1% to $35.5 million from $53.0 million for the third quarter of 2009.  This decrease reflects the combined impact of the significant decrease in borrowings and in the effective interest rate paid on our borrowings.  Our average repurchase agreement borrowings for the three months ended September 30, 2010 totaled $6.206 billion, compared to $7.775 billion for the third quarter of 2009.  With respect to our lower effective interest rate paid on our borrowings, the decrease in our effective cost of borrowing to 2.26% for the quarter ended September 30, 2010 from 2.70% for the quarter ended September 30, 2009 reflects a decline in market interest rates and the impact of terminating repurchase agreements with a weighted average borrowing rate of 3.85% and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $27.8 million, or 177 basis points, for the quarter ended September 30, 2010, compared to interest expense of $32.2 million, or 163 basis points, for the third quarter of 2009.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As our Swaps with higher interest rates amortize and/or expire, the Swap component of our borrowing costs will decrease.  During the quarter ended September 30, 2010, we entered into one Swap with an aggregate notional amount of $20.0 million and a fixed pay rate of 1.23% with a three-year term and had Swaps with an aggregate notional amount of $170.5 million and a weighted average fixed pay rate of 4.04% expire.

The reduction in our Agency MBS portfolio has allowed us to maintain substantially lower leverage compared to prior periods.  By utilizing lower leverage, we believe that our future earnings will be less sensitive to changes in interest rates and the yield curve.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP	Non-GAAP
	Leverage	Leverage
At the Period Ended	Multiple (1)	Multiple (2)
September 30, 2010	2.6	2.8
June 30, 2010	2.8	3.0
March 31, 2010	2.7	2.8
December 31, 2009	3.3	3.4
September 30, 2009	3.4	3.5

(1)  Represents borrowings under repurchase agreements divided by stockholders’ equity.

(2) Reflects our borrowings under repurchase agreements and such borrowings that are reported on our balance sheet as a component of MBS Forwards of $422.3 million, $342.0 million, $321.8 million, $245.0 million, and $162.6 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of MBS Forwards may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the third quarter of 2010, our net interest income decreased to $62.0 million from $71.6 million for the third quarter of 2009.  This decrease primarily reflects our reduced Agency MBS portfolio and the lower yield earned on such securities which, as previously discussed, was partially offset by the impact of the growth in our higher yielding Non-Agency MBS and our lower borrowing costs.  Our net interest spread and net interest margin increased in the third quarter of 2010 to 2.56% and 3.08%, respectively, compared to a net interest spread and margin of 2.48% and 3.00%, respectively, for the third quarter of 2009.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin (1)	MBS	MBS	Spread
September 30, 2010	2.56%	3.08%	5.10%	2.26%	2.84%
June 30, 2010	2.08	2.64	4.80	2.34	2.46
March 31, 2010	2.73	3.29	5.45	2.40	3.05
December 31, 2009	2.73	3.24	5.57	2.50	3.07
September 30, 2009	2.48	3.00	5.43	2.70	2.73

(1)  Annualized net interest income divided by average interest-earning assets.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented and does not include MBS and repurchase agreements that are accounted for as MBS Forwards:

			Average		Yield on Average	Average
	Average	Interest	Interest	Total	Interest-	Balance of		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	Repurchase	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets	Agreements	Expense	Funds	Income
September 30, 2010	$7,637,483	$97,296	$440,146	$97,417	4.82%	$6,205,856	$35,464	2.26%	$61,953
June 30, 2010	7,375,637	88,515	646,644	88,627	4.42	6,129,448	35,741	2.34	52,886
March 31, 2010	7,893,552	107,644	513,867	107,697	5.13	6,507,890	38,451	2.40	69,246
December 31, 2009	8,721,342	121,435	579,631	121,512	5.23	7,372,074	46,287	2.50	75,225
September 30, 2009	9,165,267	124,399	437,444	124,548	5.18	7,774,620	52,976	2.70	71,572

(1)  Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

For the third quarter of 2010, we had other income, net of $21.7 million, which primarily reflects the gain of $21.3 million on our MBS Forwards.  The gain on our MBS Forwards is comprised of interest income of $9.5 million on the underlying Non-Agency MBS, interest expense of $1.7 million on the borrowings under repurchase agreements and appreciation of $13.5 million in the fair value of the underlying securities.  Future changes in the market value of the securities underlying our MBS Forwards, the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/losses on our MBS Forwards.  If MBS Forwards become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying MBS will be recorded with an amortized cost equal to their fair value when such transactions become unlinked, which will impact the prospective yield on such securities.  During the three months ended September 30, 2010, certain of our MBS Forwards became unlinked, resulting in our recording Non-Agency MBS with a fair value of $76.7 million, repurchase borrowings of $58.1 million and associated accrued interest accounts on a gross basis on our consolidated balance sheet.

For the third quarter of 2010, we had compensation and benefits combined with other general and administrative expense of $6.1 million, or 1.09% of average equity, compared to $5.4 million, or 1.09% of average equity, for the third quarter of 2009.  The $396,000 increase in our employee compensation and benefits expense for the third quarter of 2010 compared to the third quarter of 2009, reflects increases to our bonus pool accrual, higher salary expense reflecting additional hires, salary increases, and the vesting of equity-based compensation awards.  Our other general and administrative expenses, which were $2.0 million for the quarter ended September 30, 2010, compared to $1.7 million for the quarter ended September 30, 2009, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, Board fees and Board expenses, professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability, associated primarily with our investment in Non-Agency MBS, and data system upgrades.

Nine-Month Period Ended September 30, 2010 Compared to the Nine-Month Period Ended September 30, 2009

For the nine months ended September 30, 2010, we had net income available to common stock and participating securities of $202.1 million, or $0.72 per basic and diluted common share, compared to net income available to common stock and participating securities of $183.5 million, or $0.78 per basic and diluted common share, for the nine months ended September 30, 2009.

Interest income on our MBS portfolio for the nine months ended September 30, 2010 was $293.5 million compared to $383.0 million for the first nine months of 2009, primarily reflecting the decrease in our Agency MBS portfolio and the lower yield on such portfolio.  Since early 2009, we have strategically decreased our Agency MBS portfolio through sales and by reinvesting only a portion of the principal runoff on these securities in new Agency MBS.  At the same time, we increased our investments in Non-Agency MBS which generate higher yields relative to Agency MBS.  This shift in investment strategy has resulted in an overall reduction in our MBS portfolio and total interest-earning assets, reflecting the lower leverage multiple employed with respect to Non-Agency MBS.  (We note that certain of our Non-Agency MBS are reported as a component of MBS Forward, rather than MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  Excluding changes in market values, our average investment in MBS decreased by $1.987 billion, or 20.7%, to $7.635 billion for the first nine months of 2010 from $9.622 billion for the first nine months of 2009.  The net yield on our MBS portfolio was 5.12% for the first nine months of 2010 compared to 5.31% for the first nine months of 2009.  The lower yield on our MBS portfolio was driven by a decrease in yield on our Agency MBS portfolio, which was partially offset by the increase in our higher yielding Non-Agency MBS portfolio.  Our Agency MBS portfolio yield decreased to 4.08% for the first nine months of 2010 from 5.07% for the first nine months of 2009.  This decrease in yield reflects (i) a 47 basis point reduction in the gross coupon rate as interest rates on the underlying mortgages reset to lower market rates and recent purchases of lower yielding Agency MBS partially replaced higher yielding Agency MBS that amortized/prepaid or were sold since the third quarter of 2009 and (ii) a 45 basis point increase in the cost of our premium amortization primarily due to the impact of the implementation of Agency Buyouts between March and July 2010, refinance activity fueled by historically low market interest rates available on mortgages and continuing Agency purchases of delinquent mortgages out of the mortgage pools during the third quarter of 2010.

During the first nine months of 2010, we recognized net purchase premium amortization of $5.4 million, comprised of net premium amortization of $32.4 million on our Agency MBS portfolio and purchase discount accretion of $27.0 million on our Non-Agency MBS portfolio.  During the first nine months of 2009, we recognized net premium amortization of $8.5 million, comprised of net premium amortization of $17.8 million on our Agency MBS and discount accretion of $9.3 million on our Non-Agency MBS.  The fair value weighted average CPR experienced on our Agency MBS increased to 30.2% for the first nine months of 2010 with the higher CPRs experienced during the second quarter as a result of the initial implementation of the Agency Buyouts, compared to 16.1% for the first nine months of 2009.  As expected, premium amortization on our Agency MBS portfolio slowed during the third quarter of 2010 following the completion of the initial implementation of the Agency Buyouts.  At September 30, 2010, we had net purchase premiums of $96.6 million, or 1.65% of current par value, on our Agency MBS and net purchase discounts of $881.3 million, including purchase credit discounts of $667.2 million, on our Non-Agency MBS.

The following table presents information about average balances of our MBS portfolio by category and associated income for the nine months ended September 30, 2010 and September 30, 2009:

	Average		(Net Premium Amortization)/		Weighted Average
MBS Category	Amortized	Coupon	Discount	Interest	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Interest	Accretion	Income	Rate	Yield
Nine Months Ended September 30, 2010
Agency MBS	$6,322,591	$226,010	$(32,412)	$193,598	5.01%	4.08%
Non-Agency MBS(2)	1,312,028	72,849	27,008	99,857	4.78	10.15
Total	$7,634,619	$298,859	$(5,404)	$293,455	4.95%	5.12%
Nine Months Ended September 30, 2009
Agency MBS	$9,084,417	$363,083	$(17,771)	$345,312	5.48%	5.07%
Non-Agency MBS(3)	537,878	28,413	9,304	37,717	5.08	9.35
Total	$9,622,295	$391,496	$(8,467)	$383,029	5.45%	5.31%

(1)  Includes principal payments receivable.

(2)  Does not include linked MBS with a fair value of $545.9 million at September 30, 2010.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $1.750 billion, coupon interest of $90.5 million, discount accretion of $34.1 million, interest income of $124.6 million and a net asset yield of 9.49%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(3)  Does not include linked MBS with a fair value of $215.2 million at September 30, 2009.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $560.3 million, coupon interest of $29.3 million, discount accretion of $9.6 million, interest income of $38.9 million and a net asset yield of 9.25%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of money market investments, decreased to $286,000 for the first nine months of 2010 from $1.0 million for the first nine months of 2009.  Anticipating significant increases in prepayments on our Agency MBS portfolio, we maintained a high level of cash investments during the first nine months of 2010.  Our average cash investments were $533.3 million for the first nine months of 2010, compared to $417.8 million for the first nine months of 2009.  However, the decline in market interest rates caused the yield on our cash investments for the first nine months of 2010 to decline to 0.07%, compared to 0.33% for the first nine months of 2009.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our interest expense for the first nine months of 2010 decreased by 40.1% to $109.7 million, from $183.1 million for the first nine months of 2009, reflecting the significant decrease in our average borrowings, the decrease in our cost of funding due to decreases in market interest rates and the maturity of certain of our Swaps with higher fixed-pay rates.  As a part of the process of reducing our Agency MBS, as previously discussed, we terminated $657.3 million of repurchase agreements with a weighted average borrowing rate of 3.85% during the first quarter of 2010.  Our average repurchase agreements for the first nine months of 2010 were $6.280 billion, compared to $8.372 billion for the first nine months of 2009.  The decrease in market interest rates and the impact of terminating our longer-term, higher interest rate repurchase agreement borrowings (in connection with asset sales) are reflected in the 59 basis point reduction in our effective cost of borrowing to 2.33% for the nine months ended September 30, 2010 from 2.92% for the first nine months of 2009.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $85.5 million, or 182 basis points, for the nine months ended September 30, 2010, compared to interest expense of $88.4 million, or 141 basis points, for the first nine months of 2009.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As our Swaps with higher interest rates amortize and/or expire, the Swap component of our borrowing costs will decrease.  During the nine months ended September 30, 2010, we entered into eight Swaps with an aggregate notional amount of $570.0 million and a weighted average fixed pay rate of 1.92% with maturities ranging from three to five years and had Swaps with a notional amount of $551.5 million and a weighted average fixed pay rate of 4.04% expire.

The reduction in our Agency MBS portfolio has allowed us to maintain substantially lower leverage than we had historically.  By utilizing lower leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  At September 30, 2010, we had included as a component of our MBS Forwards underlying repurchase agreement borrowings of $422.3 million.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreements has not declined as rapidly as have market interest rates, reflecting the fixed-pay rates stated in our Swap agreements.  At September 30, 2010, we had repurchase agreements of $5.995 billion, of which $3.025 billion was hedged with Swaps, all of which were active.  At September 30, 2010, our Swaps had a weighted average fixed-pay rate of 3.83% and extended 24 months on average with a maximum term of approximately five years.  Our interest expense and funding costs for the remainder of 2010 will be impacted by market interest rates, the amount of our borrowings and the impact of our hedging instruments.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first nine months of 2010, our net interest income decreased by $16.8 million, or 8.4%, to $184.1 million from $200.9 million for the first nine months of 2009.  This decrease primarily reflects the impact of the reduction in our Agency MBS portfolio and decreased yield earned on such securities which, as previously discussed, was significantly offset by the accretive yield impact of our Non-Agency MBS.  Our net interest spread and margin for the first nine months of 2010 were 2.46% and 3.01%, respectively, compared to a net interest spread and margin of 2.18% and 2.66%, respectively, for the first nine months of 2009.

During the first nine months of 2010, we recognized net impairment credit related losses of $5.4 million through earnings in connection with six of our Legacy Non-Agency MBS, all of which were recognized during the second quarter of 2010.  These impairments reflect changes in our estimated cash flows based on the performance of these securities over time.  During the first nine months of 2009, we recognized impairment losses of $9.0 million through earnings in connection with nine of our Legacy Non-Agency MBS.  These other-than-temporary impairments were comprised of $7.5 million of impairments against four senior securities and impairments of $1.5 million recognized against five junior securities.

For the nine months ended September 30, 2010, we had other income, net of $49.3 million.  This income primarily reflects the net impact of:  (i) $33.7 million of gains realized on the sale of MBS during the first quarter, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS; (ii) losses of $26.8 million on the termination of repurchase financings in connection with our MBS sales; and (iii) net gains of $41.3 million on our MBS Forwards.  The gains on our MBS Forwards were comprised of interest income of $24.7 million on the underlying Non-Agency MBS, interest expense of $4.4 million on the underlying repurchase agreement borrowings and appreciation of $21.0 million in the fair value of the underlying securities.  Future changes in the market value of the securities underlying our MBS Forwards, the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/losses on our MBS Forwards.  If MBS Forwards become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying MBS will be recorded with an amortized cost equal to their fair value when such transactions become unlinked, which will impact the prospective yield on such securities.  During the nine months ended September 30, 2010, certain of our MBS Forwards became unlinked, resulting in our recording Non-Agency MBS with a fair value of $112.8 million, repurchase agreement borrowings of $58.1 million and associated accrued interest accounts on a gross basis on our consolidated balance sheet.

During the first nine months of 2010, we had compensation and benefits and other general and administrative expense of $18.5 million, or 1.11% of average equity compared to $16.4 million, or 1.33% of average equity, for the first nine months of 2009.  The $1.7 million increase in our compensation expense to $12.5 million for the first nine months of 2010, compared to $10.8 million for the first nine months of 2009, primarily reflects an increase to our bonus pool accrual and additional salary expense for new hires, salary increases, and vesting of equity-based compensation awards.  Our other general and administrative expenses, which were $6.0 million for the first nine months of 2010, compared to $5.6 million for the first nine months of 2009, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, professional services, including auditing and legal fees, Board fees and Board expenses, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

Liquidity and Capital Resources

General

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market transactions.  Our most significant uses of cash are generally to repay principal and pay interest on our borrowings under repurchase agreements, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  At September 30, 2010, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.2 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

Our borrowings under repurchase agreements are renewable at the discretion of our lenders and, as such, generally do not contain guaranteed roll-over provisions.  During the first nine months of 2010, the financial market environment was impacted by the continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS remains available to us at attractive market rates and terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  We maintain cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, our Cushion) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash investments fluctuate based on the timing of our operating, investing and financing activities and are managed based on our anticipated cash needs.  (See our consolidated statements of cash flows, included under Item 1 of this quarterly report on Form 10-Q and “Interest Rate Risk” included under Item 3 of this quarterly report on Form 10-Q.)

The table below presents certain information about our borrowings under repurchase agreements:

Quarter Ended	Quarterly Average	End of Period		Maximum Balance at
(Dollars in Thousands)	Balance	Balance		Any Month-End
September 30, 2010	$6,205,856	$5,995,447	(1)	$6,268,142
June 30, 2010	6,129,448	6,274,220		6,274,220
March 31, 2010	6,507,890	6,013,875	(1) (2)	6,872,221
December 31, 2009	7,372,074	7,195,827	(1)	7,392,430
September 30, 2009	7,774,620	7,575,287	(1)	7,818,467

(1)  The lower end of period balance reflects the declining balance of our borrowings under repurchase agreements associated with our Agency MBS during the quarter.

(2)  The decrease in borrowings under repurchase agreements reflects the termination of $657.3 million of borrowings under repurchase agreements during the first quarter of 2010  in connection with sales of $931.9 million of Agency MBS.

On October 8, 2010, as part of a resecuritization transaction, we sold an aggregate of $985.2 million in principal value of Non-Agency MBS to Deutsche Bank Securities, Inc.  In connection with this transaction, third-party investors purchased $246.3 million of face amount of variable rate, sequential Senior Bonds rated “AAA” by S&P from the underlying trust and we acquired $374.4 million of face amount of six classes of mezzanine fixed-rate Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million of face amount of non-rated subordinate Non-Agency MBS from the trust, which together provide credit support to the Senior Bonds, and received $246.3 million in cash.  For financial reporting purposes, we will consolidate the underlying trust in this resecuritization and, as such, no gain or loss will be recorded.  Since the underlying trust will be consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to Deutsche Bank Securities, Inc.

Cash Flows and Liquidity For the Nine Months Ended September 30, 2010

Our cash and cash equivalents decreased by $382.5 million during the nine months ended September 30, 2010.  Cash provided by our operating and investing activities provided an aggregate of $1.157 billion while our financing activities used $1.539 billion.

At September 30, 2010, our debt-to-equity multiple was 2.6x compared to 3.3x at December 31, 2009.  This decrease in our leverage multiple primarily reflects the reduction of our Agency MBS portfolio and associated repurchase agreement borrowings.  At September 30, 2010, we had borrowings under repurchase agreements of $5.995 billion with 20 counterparties, of which $5.239 billion was secured by Agency MBS and $756.4 million was secured by Non-Agency MBS.  In addition, at such date, we had $422.3 million of borrowings under repurchase agreements that were a component of our MBS Forwards.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2009, we had borrowings under repurchase agreements of $7.196 billion with 17 counterparties and had borrowings under repurchase agreements of $245.0 million that were a component of our MBS Forwards.

Our investing activities provided cash of $970.0 million during the nine months ended September 30, 2010.  During this period, we received cash of $2.524 billion from prepayments and scheduled amortization on our MBS portfolio, of which $2.352 billion was attributable to Agency MBS, a significant portion of which was due to the impact of the Agency Buyouts.  During the period, we purchased $1.842 billion of Agency MBS and $650.8 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the nine months ended September

30, 2010, we sold 52 of our longer term-to-reset Agency MBS (all of which occurred during the first quarter of 2010) for $931.9 million, which reduced the average time-to-reset for our portfolio, realizing gross gains of $33.1 million and sold one Non-Agency MBS for $7.2 million, bringing total proceeds from sales of MBS to $939.1 million.  In connection with sales of our Agency MBS, we terminated $657.3 million of repurchase agreement borrowings incurring losses of $26.8 million, using cash of $684.1 million.

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

At September 30, 2010, we had a total of $6.825 billion of MBS and $41.2 million of restricted cash pledged against our repurchase agreements and Swaps.  At September 30, 2010, we had a Cushion of $805.7 billion available to meet potential margin calls, comprised of cash and cash equivalents of $270.9 million, unpledged Agency MBS of $458.9 million, and excess collateral of $75.9 million.  In addition, at September 30, 2010, we had unpledged Non-Agency MBS with a fair value of $702.0 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

The table below summarizes our margin activity with respect to our MBS, MBS Forwards and Swaps for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls				Cash and Securities	Net Assets Received/
For the Quarter Ended	Fair Value of Securities			Aggregate Assets Pledged For	Received For Reverse Margin	(Pledged) For Margin
(In Thousands)	Pledged		Cash Pledged	Margin Calls	Calls	Activity
September 30, 2010	$417,626		$3,302	$420,928	$472,694	$51,766
June 30, 2010	881,280	(1)	172,919	1,054,199	838,342	(215,857)
March 31, 2010	422,614		259,286	681,900	808,555	126,655
December 31, 2009	251,003		47,238	298,241	146,594	(151,647)
September 30, 2009	305,154		12,770	317,924	269,154	(48,770)

(1)  Higher prepayments due to the implementation of Agency Buyouts resulted in a significant increase in margin calls during the second quarter of 2010.

Our capacity to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities.

During the nine months ended September 30, 2010, we paid cash dividends of $196.3 million on our common stock and $6.1 million on our preferred stock.  In addition, we made payments of $585,000 on our outstanding DERs.  On October 1, 2010, we declared our third quarter 2010 dividend on our common stock of $0.225 per share, which totaled $63.3 million, including DERs of $188,000.  These dividends and DERs were paid on October 29, 2010.

We believe that we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result and our liquidity position could be adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our MBS Forwards are comprised of MBS and repurchase agreements that are accounted for as linked transactions.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 40 for information about our leverage ratio and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of qualifying assets and at least 80% of our portfolio must be comprised of qualifying assets and real estate-related assets under the Investment Company Act.  Qualifying assets for this purpose include whole pool Agency MBS that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act.  We intend to treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption limits the types of assets we may acquire from time to time.  In addition, although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption.  Further, to the extent that the SEC staff provides different guidance regarding any of the matters bearing upon this exemption, we may be required to adjust our strategy which may require us to sell a substantial portion of our assets under potentially adverse market conditions or acquire assets in order for us to regain compliance.  If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this quarterly report on Form 10-Q for the quarter ended September 30, 2010.

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

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our repricing gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio and on the Non-Agency MBS underlying our MBS Forwards; and (b) the months remaining until our repurchase financings and repurchase financings underlying our MBS Forwards mature, including the impact of Swaps (or Repricing Gap).  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with September 30, 2010, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 39.4% experienced during the quarter ended June 30, 2010 to a low of 7.3% experienced during the quarter ended December 31, 2008, with an average CPR over such quarters of 19.0%.

The following table presents information at September 30, 2010 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolios, including MBS underlying our MBS Forwards:

		Estimated Months to
		Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions		Expected Prepayment	Liabilities Reset (1)	in Months (1)
0	%(2)	53	12	41
15%		29	12	17
20%		25	12	13
25%		22	12	10

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At September 30, 2010, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our MBS Forwards had a weighted average remaining contractual term of 48 days and a weighted average term to interest rate reset of 39 days.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended September 30, 2010, our Swaps accounted for $27.8 million, or 177 basis points, of our borrowing costs.  At September 30, 2010, we had borrowings under repurchase agreements of $5.995 billion and borrowings under repurchase agreements of $422.3 million underlying our MBS Forwards.  At such date, we had $3.025 billion of our borrowings under repurchase agreements hedged with Swaps.  At September 30, 2010, our Swaps had a weighted average fixed-pay rate of 3.83% and extended 24 months on average with a maximum term of approximately five years.

At September 30, 2010, our Swaps were in an unrealized loss position of $175.3 million, compared to an unrealized loss position of $152.5 million at December 31, 2009.  Over time, the unrealized losses on our Swaps will decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

The interest rates for most of our ARM-MBS, once in their adjustable rate period, primarily reset based on LIBOR and, to a lesser extent, CMT or the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA), while our borrowings, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  At September 30, 2010, 80.0% of our Agency MBS were LIBOR based (of which 76.6% were based on 12-month LIBOR, 3.4% were based on six-month LIBOR and none were based on one-month LIBOR), 9.6% were one-year CMT based, 2.6% were MTA based, 0.5% were 11th District Cost of Funds Index (or COFI) based and 7.3% were fixed rate.  Our Non-Agency MBS, which comprised 22.6% of our MBS portfolio (and 27.6% including MBS that were a component of MBS Forwards) at September 30, 2010, have interest rates that reset based on these benchmark indices as well.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreement borrowings.  In general, the repricing of our repurchase agreements occurs more quickly, including the impact of Swaps than the repricing of our assets.  Therefore, on average, our cost of borrowings generally rises or falls more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at September 30, 2010.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario.

Shock Table
Change in Interest Rates	Estimated Value	Estimated Value of	Estimated Value of Financial Instruments Carried at Fair	Estimated Change in	Percentage Change in Net Interest	Percentage Change in Portfolio
(Dollars in Thousands)	of MBS (1)	Swaps	Value (2)	Fair Value	Income (3)	Value

+100 Basis Point Increase	$8,428,692	$(123,042)	$8,305,650	$(50,506)	(6.34)%	(0.60)%
+ 50 Basis Point Increase	$8,489,057	$(149,173)	$8,339,884	$(16,272)	(2.87)%	(0.19)%
Actual at September 30, 2010	$8,531,459	$(175,303)	$8,356,156	$—	—	—
- 50 Basis Point Decrease	$8,555,897	$(201,433)	$8,354,464	$(1,692)	1.19%	(0.02)%
-100 Basis Point Decrease	$8,562,371	$(227,563)	$8,334,808	$(21,348)	(1.55)%	(0.26)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2010.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on future acquisitions, slope of the yield curve and composition size of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at September 30, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

The impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.17, which is the weighted average of 0.24 for our Agency MBS and zero for our Non-Agency MBS and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.84), which is the weighted average of (1.16) for our Agency MBS and zero for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our MBS Forwards), which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

All of our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our MBS Forwards are reported in earnings.  The fair value of our MBS and MBS Forwards fluctuate primarily due to changes in interest rates and yield curves.  At September 30, 2010, our investment securities were comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and MBS Forwards may reflect both market conditions and credit risk.  At September 30, 2010, our Non-Agency MBS had a fair value of $1.805 billion and an amortized cost of $1.624 billion, comprised of gross unrealized gains of $219.0 million and gross unrealized losses of $37.9 million.  At September 30, 2010, our MBS Forwards included MBS with a fair value of $545.9 million, including unrealized gains of $22.6 million, which have been reflected through earnings to date as a component of net gains on MBS Forwards.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Agency MBS and linked Non-Agency MBS.  The following tables present certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our MBS Forwards at September 30, 2010.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher(1)			Below 715(1)
Year of Securitization (2)			2005			2005
(Dollars in Thousands)	2007	2006	and Prior	2007	2006	and Prior	Total

Number of securities	60	84	68	11	19	23	265
MBS current face	$803,176	$896,889	$763,491	$173,651	$314,315	$199,140	$3,150,662
of which Legacy MBS (3)	$124,352	$27,684	$47,113	$—	$—	$47,546	$246,695
Gross purchase discounts	$(234,440)	$(301,734)	$(168,878)	$(84,290)	$(151,932)	$(42,214)	$(983,488)
Purchase discount designated as credit discounts (4)	$(170,760)	$(217,642)	$(91,320)	$(79,293)	$(135,187)	$(28,912)	$(723,114)
MBS amortized cost (5)	$552,845	$593,519	$590,900	$89,361	$162,384	$157,946	$2,146,955
MBS fair value	$605,187	$677,488	$625,262	$104,780	$178,138	$159,850	$2,350,705
Weighted average fair value to current face	75.3%	75.5%	81.9%	60.3%	56.7%	80.3%	74.6%
Weighted average coupon (6)	5.62%	5.46%	3.99%	4.51%	3.36%	4.08%	4.79%
Weighted average loan age (months) (6) (7)	44	53	66	43	51	71	54
Weighted average loan to value at origination (6) (8)	71%	71%	70%	74%	72%	72%	71%
Weighted average FICO score at origination (6) (8)	735	731	728	702	704	705	726
Owner-occupied loans	90.0%	87.8%	85.4%	81.5%	80.8%	81.7%	86.4%
Rate-term refinancings	28.1%	18.8%	17.1%	20.6%	13.4%	12.9%	19.9%
Cash-out refinancings	29.4%	28.5%	25.1%	34.6%	35.0%	34.7%	29.3%
3 Month CPR (7)	17.4%	17.2%	14.1%	16.7%	14.2%	11.9%	15.9%
3 Month CRR (7) (9)	10.3%	10.8%	10.0%	5.4%	4.5%	6.4%	9.3%
3 Month CDR (7) (9)	7.9%	7.2%	4.5%	12.2%	10.3%	5.9%	7.2%
60+ days delinquent (8)	22.4%	22.4%	14.3%	36.9%	35.1%	22.1%	22.5%
Weighted average credit enhancement (8) (10)	5.6%	7.2%	9.5%	7.3%	5.9%	19.0%	8.0%

(1)  FICO score is a credit score used by major credit bureaus to indicate a borrower’s creditworthiness.  FICO scores are reported borrower FICO scores at origination for each loan.

(2)  Certain of our Non-Agency MBS have been re-securitized.  The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of re-securitization). No information has been updated with respect to any MBS that have been re-securitized.

(3)  Amounts disclosed represent the current face of Legacy Non-Agency MBS that are included in this table.  Legacy Non-Agency MBS were purchased at prices at or near par and, as such, do not have purchase discounts associated with them.

(4)  Purchase discounts designated as credit discounts are not expected to be accreted into interest income.

(5)  Amortized cost is reduced by cumulative other-than-temporary impairments recognized through earnings of $21.6 million.

(6)  Weighted average is based on MBS current face at September 30, 2010.

(7)  Information provided is based on loans for individual groups owned by us.

(8)  Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)  CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)  Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss so long as its credit enhancement is greater than zero.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including linked MBS, held at September 30, 2010:

Property Location	Percent
Southern California	27.9%
Northern California	18.3%
Florida	8.5%
New York	4.8%
Virginia	3.9%
Maryland	3.1%

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

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are a component to our MBS Forwards, and Swaps.  At September 30, 2010, we had $805.7 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $270.9 million, unpledged Agency MBS of $458.9 million and excess collateral of $75.9 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.

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

Prepayment and Reinvestment Risk

Premiums paid on our MBS are amortized against interest income and discounts on our MBS are accreted to interest income.  Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  Interest income is accrued based on the outstanding principal balance of the MBS and their contractual terms.  In addition, purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.  We expect that prepayments on our Agency MBS will remain at elevated levels due to the ability of certain homeowners to refinance at historically low interest rates and as the Agencies continue to buyout delinquent loans from the mortgage pools.

Amortization of purchase premiums and accretion of purchase discounts for tax purposes differ from such amounts reported in accordance with GAAP.  As a result of these different treatments, our net income and the unamortized amount of purchase discounts and premiums in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our taxable income.  At September 30, 2010, net premiums on our Agency MBS portfolio under GAAP were $96.6 million compared to $94.2 million for tax purposes.  A portion of the purchase discounts on our Non-Agency MBS are allocated to a credit reserve and, as such are not expected to be accreted into income.  For financial statement reporting purposes our Non-Agency MBS that are accounted for as “linked” transactions are presented as MBS Forwards.  However, for purposes of determining our taxable income, all Non-Agency MBS, including those that are accounted for as “linked,” are treated as MBS with purchase discounts accreted over the life of the security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $881.3 million, which when combined with purchase discounts of $100.8 million related to securities underlying our MBS Forwards results in total purchase discounts on Non-Agency MBS of $982.1 million at September 30, 2010.  For tax purposes, the net purchase discounts on Non-Agency MBS as of September 30, 2010 was $878.1 million.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101         Financial statements from the quarterly report on Form 10-Q of MFA Financial, Inc. for the quarter ended September 30, 2010, filed on November 4, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2010	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ William S. Gorin
William S. Gorin
President

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)