Form 10-K
period 2010-12-31
MFA FINANCIAL, INC.
filed 2011-02-14
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,062,839,355 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 9, 2011, the registrant had a total of 281,304,592 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2011 annual meeting of stockholders scheduled to be held on or about May 19, 2011 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY STATEMENT — This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act), and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act).  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2010.  See Item 1A “Risk Factors” of this annual report on Form 10-K.

In this annual report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  MBS refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Non-Agency MBS are MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation; Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to Hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; ARM-MBS refers to residential MBS that are secured by ARMs; MFR refers to our wholly-owned subsidiary MFResidential Assets I, LLC; MFR MBS refers to Non-Agency MBS that were acquired through MFR at discounts to face (or par) value beginning in late 2008; Legacy Non-Agency MBS refers to Non-Agency MBS that we purchased at or near par prior to July 2007; and Linked Transactions refer to Non-Agency MBS purchases which were financed with the same counterparty and are therefore considered linked for financial statement reporting purposes and are reported at fair value on a combined basis.

PART I

Item 1.  Business.

GENERAL

We are primarily engaged in the business of investing, on a leveraged basis, in residential Agency and Non-Agency MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our leveraged investments and our operating costs.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be taxed as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our stockholders.

INVESTMENT STRATEGY

Our operating policies require that at least 50% of our investment portfolio consist of ARM-MBS that are either (i) Agency MBS or (ii) rated in one of the two highest rating categories by at least one of a nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation (or S&P) or Fitch, Inc. (or collectively, the Rating Agencies).  The remainder of our assets may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; (iii) other yield instruments (corporate or government); and (iv) other types of assets approved by our Board of Directors (or Board) or a committee thereof.

The mortgages collateralizing our MBS portfolio are predominantly Hybrids, ARMs and 15-year fixed-rate mortgages.  The Hybrids collateralizing our MBS typically have initial fixed-rate periods generally ranging from three to ten years.  Interest rates on the mortgage loans collateralizing our ARM-MBS reset based on specific index rates, generally London Interbank Offered Rate (or LIBOR) and the one-year constant maturity treasury (or CMT) rate.  The mortgages collateralizing our ARM-MBS typically have interim and lifetime caps on interest rate adjustments.

Because the coupons earned on ARM-MBS adjust over time as interest rates change, typically after an initial fixed-rate period, the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS.  In order to mitigate our interest rate risks, our strategy is to maintain a substantial majority of our portfolio in ARM-MBS.

While the majority of our portfolio holdings remain in Agency MBS, as part of our investment strategy we continued to invest in Non-Agency MBS during 2010.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns with less overall leverage and less sensitivity to changes in the yield curve, interest rate cycles and prepayments.

Non-Agency MBS Portfolio

Our Non-Agency MBS have been acquired primarily at discounts to face/par value.  A portion of the purchase discount on substantially all of our Non-Agency MBS is designated as a non-accretable purchase discount (or Credit Reserve), which is available to absorb future principal losses on the mortgages collateralizing such MBS.  The portion of the purchase discount that is not designated as credit reserve is accreted into interest income over the life of the security.  To the extent that the expected yields on our Non-Agency MBS are significantly greater than the expected yields on non-credit sensitive assets, these Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than lower yielding non-credit sensitive assets.  Yields on Non-Agency MBS, unlike Agency MBS, will exhibit sensitivity to changes in credit performance.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary by security over time, based upon the amount of purchase discount, actual credit performance, fluctuations in interest rates and conditional prepayment rates (or CPRs) experienced.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio.  We primarily use repurchase agreements to finance the acquisition of our Agency MBS and repurchase agreements and securitized debt to finance the acquisition of our Non-Agency MBS.  We enter into interest rate swap agreements (or Swaps) to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings.

Repurchase agreements, although structured as a sale and repurchase obligation, are financing contracts (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  The amount borrowed under a repurchase agreement is limited to a specified percentage of the fair value of the MBS pledged as collateral.  The portion of the pledged collateral held by the lender in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the original transfer price and return price is the cost, or interest expense, of borrowing under a repurchase agreement.  Our cost of borrowings under repurchase agreements is generally LIBOR based.  Under our repurchase agreements, we retain beneficial ownership of the pledged collateral and continue to receive principal and interest payments, while the lender maintains custody of such collateral.  At the maturity of a repurchase financing, we are required to repay the loan and concurrently reacquire custody of the pledged collateral or, with the consent of the lender, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Under our repurchase agreements, we routinely experience margin calls pursuant to which a lender may require that we pledge additional securities and/or cash as further collateral to secure such borrowings, when the fair value of our existing pledged collateral declines below the margin requirement during the term of the borrowing.  Our pledged collateral fluctuates in value primarily due to principal payments on such collateral and changes in market interest rates, prevailing market yields and other market conditions.  To date, we have satisfied all of our margin calls and have never sold assets in response to any margin calls.

Typically, when a newly purchased Non-Agency MBS is financed through a repurchase transaction with the same counterparty from whom such security was purchased, such transaction is considered linked for financial statement reporting purposes and, as such, is reported net as a Linked Transaction on our consolidated balance sheet.  The changes in the fair value of Linked Transactions are reported as a net gain/(loss) on our statements of operations.  As of December 31, 2010, we had $567.3 million of repurchase agreements that were reported as a component of our Linked Transactions.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times our stockholders’ equity.  At December 31, 2010, we had outstanding balances under repurchase agreements with 21 separate lenders.

We have engaged in and intend to engage in future resecuritization transactions.  The objective of such a transaction may include obtaining permanent non-recourse financing, obtaining liquidity or financing the underlying securitized financial assets on improved terms.  For financial statement reporting purposes, we will generally account for such transactions as a financing of the underlying MBS.  (See Note 14 to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

In addition to repurchase agreements and securitized debt, we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

OTHER INVESTMENTS

At December 31, 2010, we had an indirect investment of $10.7 million in an apartment property.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

•                  We have a formal internal audit function, which is provided by a third-party firm, to further the effective review of our internal controls and procedures.  Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place.  We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the SOX Act), which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ended December 31, 2010.  (See Item 9A, “Controls and Procedures” included in this annual report on Form 10-K.)

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

EMPLOYEES

At December 31, 2010, we had 29 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

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

General.

Our business and operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the credit performance of our assets and the underlying collateral, the supply of, and demand for, investments in the market place and the availability of acceptable financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing and credit risks, while maintaining our qualification as a REIT.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  More recently, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.  In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market.  These factors have impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we may invest.  As a result, values for residential MBS, real estate-related securities and various other asset classes in which we may invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

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

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008 established a new regulator for Fannie Mae and Freddie Mac, the U.S. Federal Housing Finance Agency (or the FHFA).  In September 2008, the U.S. Treasury, the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership.  Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these

GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency MBS portfolios and requiring that these portfolios are reduced over time.

In an effort to further stabilize the U.S. mortgage market, the U.S. Treasury pursued three additional initiatives beginning in 2008.  First, it entered into preferred stock purchase agreements, which have been subsequently amended, with each of the GSEs to ensure that they maintain a positive net worth.  Second, it established a new secured short-term credit facility, which was available to Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) when other funding sources were unavailable.  Third, it established an Agency MBS purchase program under which the U.S. Treasury purchased Agency MBS in the open market.  The U.S. Federal Reserve also established a program of purchasing Agency MBS.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs.  In December 2010, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through September 30, 2010, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to approximately $88 billion and $63 billion, respectively.  The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012.  Those agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolios (they were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).

Both the secured short-term credit facility and the Agency MBS program initiated by the U.S. Treasury expired on December 31, 2009.  However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired approximately $220 billion of Agency MBS.  In addition, while the U.S. Federal Reserve’s program of Agency MBS purchases terminated in 2010, the FHFA reported that through January 2010, the U.S. Federal Reserve had purchased $1.03 trillion net of Agency MBS.  Subject to specified investment guidelines, the portfolios of Agency MBS purchased through the programs established by the U.S. Treasury and the U.S. Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios.  This flexibility may adversely affect the pricing and availability of Agency MBS that we seek to acquire during the remaining term of these portfolios.

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs.  These uncertainties lead to questions about the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac.  We rely on our Agency MBS as collateral for our financings under our repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.  Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency MBS, thereby tightening the spread between the interest we earn on our Agency MBS and the cost of financing those assets.  A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency MBS by reducing the spread between the interest we earn on our portfolio of Agency MBS and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on our investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and the returns on, our MBS.

The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or the FHA) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance.  HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with Non-Agency MBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our MBS.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may not achieve the intended effect or benefit our business, and may adversely affect our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (or EESA), was enacted by the U.S. Congress in 2008.  There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets.  To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  Certain of the new requirements and restrictions exempt Agency MBS, other government issued or guaranteed securities, or other securities.  Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans.  While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which may have an adverse effect on our business.

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

The MBS that we acquire are secured by pools of mortgages on residential properties.  In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS.  If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.  Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic and other factors, all of which are beyond our control.  Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.  In periods of declining interest rates, prepayment rates on mortgage loans generally increase.  If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid.  In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

With respect to Agency MBS, we often purchase securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these securities.  In accordance with generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on Agency MBS typically have the same effect as prepayments because of the underlying Agency guarantee.  As of December 31, 2010, we had net purchase premiums of $104.9 million, or 1.8% of current par value, on our Agency MBS and net purchase discounts of $928.3 million, or 32.9% of current par value, on our Non-Agency MBS.

Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular MBS as the underlying mortgages are prepaid.  With respect to our Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (such day is commonly referred to as factor day) and receive the related scheduled payment on a specified later date, which for (a) our Agency ARM-MBS and fixed-rate Agency MBS guaranteed by Fannie Mae is the 25th day of that month (or next business day thereafter), (b) our Agency ARM-MBS guaranteed by Freddie Mac is the 15th day of the following month (or next business day thereafter), (c) our fixed-rate Agency MBS guaranteed by Freddie Mac is the 15th day of the month (or next business day thereafter), and (d) our Agency ARM-MBS guaranteed by Ginnie Mae is the 20th day of that month (or next business day thereafter).  With respect to our Non-Agency MBS, we typically receive notice of monthly principal prepayments and the related scheduled payment on the 25th day of each month (or next business day thereafter).  In general, on the date each month that principal prepayments are announced (i.e., factor day for Agency MBS), the value of our MBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements.  Accordingly, with respect to our Agency MBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency MBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding.  As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.  In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the MBS that prepay.

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

Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to finance the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  In addition, the payment of interest expense on our borrowings reduces cash flow available for distributions to our stockholders.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•                 Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.  As of December 31, 2010, we had amounts outstanding under repurchase agreements with 21 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Institutions from which we seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the downturn in the markets.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings, which could adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

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

•                  If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to transfer the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Generally, if we default on one of our obligations under a repurchase transaction with a particular lender, that lender can elect to terminate the transaction and cease entering into additional repurchase transactions with us.  Our repurchase agreements may also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other repurchase agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

•                  Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.  Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  If a lender under one of our repurchase agreements files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender.  In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor.  In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.  These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.  In addition, in the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under our repurchase agreements without delay.

We have experienced declines in the market value of our assets.

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP.  When the fair value of our MBS is less than its amortized cost, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an other-than-temporary impairment through earnings equal to the entire difference between the MBS amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income/(loss) on our balance sheet.  Impairments we recognize through other comprehensive income/(loss) do not impact our earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the MBS and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  During 2010 and historically, we have experienced declines in the fair value of our MBS and other assets which were determined to be other-than-temporary.  As a result, we recognized other-than-temporary impairments against such assets under GAAP.

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our investments at advantageous times or in a timely manner because mortgage-related assets may experience periods of illiquidity.  A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

A lack of liquidity in our investments may adversely affect our business.

The assets that comprise our investment portfolio and that we acquire are not traded on an exchange. A portion of these securities may be subject to legal and other restrictions on resale or may otherwise be less liquid than exchange-traded securities.  Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises.  In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investment strategy may involve credit risk.

The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Pursuant to our investment policy, we have the ability to acquire Non-Agency MBS and other investment assets of lower credit quality.  In general, Non-Agency MBS carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS may adversely affect the value of such assets.  Accordingly, Non-Agency MBS and other investment assets of lower credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

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

We may invest in Non-Agency MBS collateralized by Alt A and subprime mortgage loans, which are subject to increased risks.

We may invest in Non-Agency MBS backed by collateral pools containing mortgage loans that have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans”.  These lower standards permit mortgage loans made to borrowers having impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified.  Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt A and subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of Non-Agency MBS backed by these types of loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

We may generate taxable income in excess of our GAAP income on Non-Agency MBS purchased at a discount to par value.

We have acquired and intend to continue to acquire Non-Agency MBS at prices that reflect significant market discounts on their unpaid principal balances.  For financial statement reporting purposes, we generally establish a portion of this market discount as a Credit Reserve.  This Credit Reserve is generally not accreted into income for financial statement reporting purposes.  For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence.  As a result, the entire market discount is accreted into income in determining taxable income during periods in which no actual losses are incurred.  Losses are only recognized for tax purposes when incurred (thus lowering taxable income in periods in which losses are incurred).  These differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses.  Taxable income on Non-Agency MBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred).  Because we distribute dividends to our stockholders based on our taxable income, our dividend distributions could exceed our GAAP income in periods during which our taxable income exceeds our GAAP income on Non-Agency MBS purchased at discount to par value.

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

•      Interest rate caps on the mortgages collateralizing our MBS may adversely affect our profitability if short-term interest rates increase.  The coupons earned on ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period for Hybrids).  The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our MBS; however, the level of adjustment to the interest rates earned on our ARM-MBS is typically limited by contract (or in certain cases by state or federal law).  The interim and lifetime interest rate caps on the mortgages collateralizing our MBS limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during any given year or period.  Lifetime interest rate caps limit the amount interest rates can adjust from inception through maturity of a particular ARM.  Our repurchase transactions are not subject to similar restrictions.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings (excluding the impact of hedging transactions) could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the mortgages collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

•      Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS.  In general, the interest rates on our repurchase transactions are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or another index rate, such as the one-year CMT rate, the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA) or the 11th District Cost of Funds Index (or COFI).  Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or

COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earned on our ARM-MBS tied to these other index rates.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact our distributions to stockholders.

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

In accordance with our operating policies, we may pursue various types of hedging strategies, including Swaps, interest rate cap agreements and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

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

Hedging instruments used by us involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  Furthermore, the enforceability of hedging instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default.  Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk.  We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification (or ASC) Topic on Derivatives.  Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative, we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective.  If we fail to qualify for hedge accounting treatment, our operating results for financial reporting purposes may suffer because losses on the derivatives we enter into would be recorded in net income, rather than accumulated other comprehensive income, a component of stockholders’ equity.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate risk, credit risk, default risk and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

We may enter into Resecuritization Transactions

We have engaged in and intend to engage in future resecuritization transactions in which we transfer Non-Agency MBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency MBS.  In the past, we have structured such a resecuritization transaction as a real estate mortgage investment conduit (or REMIC) securitization, which, to the extent we have transferred securities in a resecuritization, is viewed as the sale of securities for tax purposes.  Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions).  In the future, we may engage in securitization transactions that we expect will be treated as financing transactions for tax purposes; however, no assurance can be offered that the Internal Revenue Service (or IRS) will agree with such treatment.  If a securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions.  Moreover, even if we retained MBS resulting from a resecuritization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The REMIC provisions of the Code, state that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If any other entity other than a REMIC issues debt obligations with two or more maturities, as well as meets other criteria, the transaction may cause a portion of the REIT’s dividends to be treated as excess inclusion income to the REIT’s stockholders.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  Historically, we have not generated excess inclusion income that would be taxable as UBTI to our tax-exempt stockholders; however, despite our efforts, we may not be able to avoid creating or distributing UBTI to our stockholders in the future.  Due to these regulations, we could face limitations in selling equity interests in these securitizations to outside investors or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income results, which impacts our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Over time, accounting principles, conventions, rules, and interpretations may change, which could affect our reported GAAP and taxable earnings, and stockholders’ equity.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity. In addition, changes in tax accounting rules or the interpretations thereof could affect our taxable income and our dividend distribution requirements.

Dividends payable by REITs do not qualify for the reduced tax rates

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2012).  Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Real property investments are subject to varying degrees of risk.  The economic returns from our indirect wholly-owned investment in Lealand Place, a 191-unit multi-family apartment property located in Lawrenceville, Georgia (or Lealand), may be impacted by a number of factors, including general and local economic conditions, the relative supply of apartments and other housing in the area, interest rates on mortgage loans, the need for and costs of repairs and maintenance of the property, government regulations and the cost of complying with them, taxes, inflation and certain types of uninsured extraordinary losses, such as natural disasters and extreme climate-related issues.  In general, local conditions in the applicable market area significantly affect occupancy or rental rates for multi-family apartment properties.  Real property investments are relatively illiquid and, therefore, we will have limited ability to dispose of our investment quickly in response to changes in economic or other conditions.  In addition, under certain circumstances, we may be subject to significant tax liability in the event that we sell our investment in the property. Under various federal, state and local environmental laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property or personal injury damages and for investigation and remediation costs incurred as a result of contamination.  These damages and costs may be substantial.  The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property.  We must operate the property in compliance with numerous federal, state and local laws and regulations, including landlord tenant laws, the Americans with Disabilities Act of 1990 and other laws generally applicable to business operations.  Noncompliance with such laws could expose us to liability.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire MBS or other investments at favorable prices.  In acquiring our investments, we compete with a variety of institutional investors, including other REITs, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish additional business relationships than us.  Furthermore, government or regulatory action and competition for investment securities of the types and classes which we acquire may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Risks Associated with our Regulatory Environment

Our qualification as a REIT

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code).  Accordingly, we will not be subjected to income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders and provided that we comply with certain income, asset and ownership tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and, therefore, continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interest in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that the IRS or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.  Also, to maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) on an annual basis to our stockholders.  Such dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% dividend distribution requirement.  Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

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

Risks Related to Our Corporate Structure

Our ownership limitations may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined by the Code to include certain entities) during the last half of each taxable year.  To preserve our REIT qualification, among other things, our charter generally prohibits direct or indirect ownership by any person of more than 9.8% of the number or value of the outstanding shares of our capital stock. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limit. Any transfer of shares of our capital stock or other event that, if effective, would violate the ownership limit will be void as to that number of shares of capital stock in excess of the ownership limit and the intended transferee will acquire no rights in such shares.  Shares issued or transferred that would cause any stockholder to own more than the ownership limit or cause us to become “closely held” under Section 856(h) of the Code will automatically be converted into an equal number of shares of excess stock.  All excess stock will be automatically transferred, without action by the prohibited owner, to a trust for the exclusive benefit of one or more charitable beneficiaries that we select, and the prohibited owner will not acquire any rights in the shares of excess stock.  The restrictions on ownership and transfer contained in our charter could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of shares of common stock might receive a premium for their shares of common stock over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limit provisions also may make our shares of common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of the number or value of our outstanding shares of capital stock.

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law (or MGCL) may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•              “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose two supermajority stockholder voting requirements to approve these combinations (unless our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares); and

•              “control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the acquiring stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws provide that we are not subject to the “control share” provisions of the MGCL.  However, our Board may elect to make the “control share” statute applicable to us at any time, and may do so without stockholder approval.

Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of our company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.  Pursuant to Title 3, Subtitle 8 of the MGCL, our charter provides that our Board will have the exclusive power to fill vacancies on our Board.  As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing.  Our Board may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time.  In addition, without our having elected to be subject to Subtitle 8, our charter and bylaws already (1) provide for a classified board, (2) require the affirmative vote of the holders of at least 80% of the votes entitled to be cast in the election of directors for the removal of any director from our Board, which removal will be allowed only for cause, (3) vest in our Board the exclusive power to fix the number of directorships and (4) require, unless called by our Chairman of the Board, Chief Executive Officer or President or our Board, the written request of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such a meeting to call a special meeting.  These provisions may delay or prevent a change of control of our company.

Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.  Preferred stock could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Our Board may approve the issuance of capital stock with terms that may discourage a third party from acquiring us.

Our charter permits our Board to issue shares of preferred stock, issuable in one or more classes or series.  We may issue a class of preferred stock to individual investors in order to comply with the various REIT requirements or to finance our operations.  Our charter further permits our Board to classify or reclassify any unissued shares of preferred or common stock and establish the preferences and rights (including, among others, voting, dividend and conversion rights) of any such shares of stock, which rights may be superior to those of shares of our common stock.  Thus, our Board could authorize the issuance of shares of preferred or common stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of the outstanding shares of our common stock might receive a premium for their shares over the then current market price of our common stock.

Future issuances or sales of shares could cause our share price to decline.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.  Other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing stockholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Office Leases

We have a lease for our corporate headquarters in New York, New York, which provides for aggregate cash payments ranging over time from approximately $1.1 million to $1.4 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with this lease, we have a $350,000 irrevocable standby letter of credit in lieu of a lease security deposit through April 30, 2017.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  On December 21, 2010, we amended the lease for our corporate headquarters.  Pursuant to the amended lease, we have agreed to surrender all of our current leased office space in exchange for additional newly leased office space in the same building upon the substantial completion of scheduled expansion and renovation work to this new office space, which completion is anticipated to occur on or before July 15, 2011.  The amended lease will run through the last day of the ninth anniversary from the date on which we first occupy the leased space.  The amended lease provides for aggregate cash payments ranging over time from approximately $1.8 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges and landlord incentives.  In connection with the amended lease, we will provide an irrevocable standby letter of credit for approximately $785,000 in lieu of lease security, which will remain in place throughout the term of this lease.  We believe that our lease, as amended, for our headquarters is adequate to meet our operating needs for the foreseeable future.

We have a lease through December 2011 for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.  This back-up facility and the costs associated with it are not significant to our operations.

Property Owned Through Subsidiary Corporations

At December 31, 2010, we indirectly owned 100% interest in Lealand, an apartment property located at 2945 Cruse Road, Lawrenceville, Georgia.  (See Note 6 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

Item 3.    Legal Proceedings.

We are not a party to any legal proceedings.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 9, 2011, the last sales price for our common stock on the New York Stock Exchange was $8.29 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2010 and 2009:

	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$7.52	$6.91	$6.36	$5.03
June 30	$7.76	$6.14	$6.95	$5.42
September 30	$7.71	$7.05	$8.39	$6.56
December 31	$8.39	$7.54	$8.11	$7.12

Holders

As of February 7, 2011, we had 823 registered holders and approximately 59,824 beneficial owners of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2010.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2010 and 2009, we declared total cash dividends to holders of our common stock of $250.1 million ($0.89 per share) and $250.6 million ($0.99 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2010 and 2009, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2010 and 2009:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2010	April 1, 2010	April 12, 2010	April 30, 2010	$0.240
	July 1, 2010	July 12, 2010	July 30, 2010	$0.190
	October 1, 2010	October 12, 2010	October 29, 2010	$0.225
	December 16, 2010	December 31, 2010	January 31, 2011	$0.235

2009	April 1, 2009	April 13, 2009	April 30, 2009	$0.220
	July 1, 2009	July 13, 2009	July 31, 2009	$0.250
	October 1, 2009	October 13, 2009	October 30, 2009	$0.250
	December 16, 2009	December 31, 2009	January 29, 2010	$0.270

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

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  The Bank of New York Mellon is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent.  Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.bnymellon.com/shareowner/isd or from our website at www.mfa-reit.com.  During 2010, we sold 80,138 shares of common stock through the DRSPP generating net proceeds of $589,979.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may, from time to time, publicly offer and sell shares of our common stock through Cantor Fitzgerald & Co. (or Cantor) in privately negotiated and/or at-the-market transactions.  During 2010, we did not issue any shares of common stock through our CEO Program.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2010, we adopted the Amended and Restated 2010 Equity Compensation Plan (or the 2010 Plan), as approved by our stockholders.  (For a description of the 2010 Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2010:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Stock Options	537,000	$10.11
Restricted Stock Units (or RSUs)	1,004,017		(2)
Total	1,541,017	$10.11	(2)	9,983,023	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.

(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2010, 326,392 RSUs were vested, 451,750 RSUs were subject to time based vesting and 225,875 RSUs had vesting subject to achieving a market condition.

(3)  Number of securities remaining available for future issuance under equity compensation plans excludes stock options and RSUs presented in the table and 1,420,960 shares of restricted stock, which were issued and outstanding at December 31, 2010, which are not presented in the table.

Item 6.   Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this annual report on Form 10-K.

	At or/For the Year Ended December 31,
(In Thousands, Except per Share Amounts)	2010	2009	2008	2007	2006
Operating Data:
Interest and dividend income on investment securities	$390,953	$504,464	$519,788	$380,328	$216,871
Interest income on cash and cash equivalent investments	385	1,097	7,729	4,493	2,321
Interest expense	(145,125)	(229,406)	(342,688)	(321,305)	(181,922)
Gain on Linked Transactions, net	53,762	8,829	—	—	—
Gain/(loss) on sale of investment securities, net (1)	33,739	22,617	(24,530)	(21,793)	(23,113)
Loss on termination of Swaps (2)	—	—	(92,467)	(384)	—
Loss on termination of repurchase agreements (3)	(26,815)	—	—	—	—
Impairment losses recognized in earnings (4)	(12,277)	(17,928)	(5,051)	—	—
Other income, net	1,464	1,563	1,901	2,317	2,264
Operating and other expense	(26,324)	(23,047)	(18,885)	(13,446)	(11,185)
Income from continuing operations	269,762	268,189	45,797	30,210	5,236
Discontinued operations, net	—	—	—	—	3,522
Net income	$269,762	$268,189	$45,797	$30,210	$8,758
Preferred stock dividends	8,160	8,160	8,160	8,160	8,160
Net income available to common stock and participating securities	$261,602	$260,029	$37,637	$22,050	$598
Earnings/(loss) per share from continuing operations - basic and diluted	$0.93	$1.06	$0.21	$0.24	$(0.03)
Earnings per share from discontinued operations - basic and diluted	$—	$—	$—	$—	$0.04
Earnings per share — basic and diluted	$0.93	$1.06	$0.21	$0.24	$0.01
Dividends declared per share of common stock (5)	$0.890	$0.990	$0.810	$0.415	$0.210
Dividends declared per share of preferred stock	$2.125	$2.125	$2.125	$2.125	$2.125
Balance Sheet Data:
Investment securities	$8,058,710	$8,757,954	$10,122,583	$8,302,797	$6,340,668
Cash and cash equivalents	345,243	653,460	361,167	234,410	47,200
Linked Transactions	179,915	86,014	—	—	—
Total assets	8,687,407	9,627,209	10,641,419	8,605,859	6,443,967
Repurchase agreements	5,992,269	7,195,827	9,038,836	7,526,014	5,722,711
Securitized debt	220,933	—	—	—	—
Swaps (in a liability position)	139,142	152,463	237,291	99,836	1,893
Preferred stock, liquidation preference	96,000	96,000	96,000	96,000	96,000
Total stockholders’ equity	2,250,447	2,168,262	1,257,077	927,263	678,558

(1)   2010:  During the first quarter of 2010, we sold 52 of our longer term-to-reset Agency MBS for $931.9 million, realizing gross gains of $33.1 million.  (See Note (3) below.)  2009:  During 2009, we sold 36 of our longer-term Agency MBS with an amortized cost of $628.3 million for $650.9 million, realizing gross gains of $22.6 million.  2008:  In response to tightening of market credit conditions in the first quarter, we decreased our debt-to-equity multiple.  In order to implement this strategy, we reduced our borrowings, by selling MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  2007:  We selectively sold $844.5 million of Agency and AAA rated MBS, realizing a net loss of $21.8 million.  2006: Beginning in the fourth quarter of 2005 through the second quarter of 2006, we reduced our asset base through a strategy under which we, among other things, sold our higher duration and lower yielding MBS.  During 2006, we sold approximately $1.844 billion of MBS, realizing net losses of $23.1 million, comprised of gross losses of $25.2 million and gross gains of $2.1 million.

(2)   In March 2008, we terminated 48 Swaps, with an aggregate notional amount of $1.637 billion, in connection with the repayment of the repurchase agreements hedged by such Swaps.  These transactions resulted in us recognizing net losses of $91.5 million.  (See Note (1), above).  In addition, during 2008, we recognized losses of $986,000 in connection with two Swaps terminated in connection with the bankruptcies related to Lehman Brothers Holdings Inc. (or Lehman) in September 2008.

(3)   In connection with sales of our Agency MBS in the first quarter of 2010, we terminated $657.3 million of repurchase agreement borrowings, incurring losses of $26.8 million.

(4)   2010:  Reflects other-than-temporary impairments of $12.3 million related to eight Non-Agency MBS.  2009:  Reflects total other-than-temporary impairments of $85.1 million on Non-Agency MBS acquired prior to July 2007, of which $17.9 million was credit related and recognized through earnings and $67.2 million was related to other factors and recognized in other comprehensive income.  2008:  Includes impairments of $5.1 million, of which $4.9 million reflected a full write-off of two unrated investment securities and $183,000 was an impairment charge against one Non-Agency MBS that was rated BB.

(5)   For the periods presented, we declared dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend, which is typically declared during the fourth calendar quarter for tax reasons.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this annual report on Form 10-K.

GENERAL

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in residential Agency and Non-Agency MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our leveraged investments and our operating costs.

At December 31, 2010, we had total assets of $8.687 billion, of which $8.059 billion, or 92.8%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $5.981 billion of Agency MBS and $2.078 billion of Non-Agency MBS, substantially all of which represented the senior most tranches within the MBS structure.  Included in our total assets were Linked Transactions of $179.9 million, which were comprised of Non-Agency MBS and associated accrued interest of $747.8 million and borrowings under linked repurchase agreements and associated accrued interest of $567.9 million.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the marketplace, the terms and availability of adequate financing, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our MBS to decline, thereby slowing the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to lower interest rates; (iv) prepayments on our MBS to increase, thereby accelerating the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our Swaps and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

We are exposed to credit risk in our Non-Agency MBS portfolio; however, the credit support built into Non-Agency MBS transaction structures is designed to mitigate the risk of credit losses.  In addition, the discounted purchase prices paid on certain of our Non-Agency MBS provide further protection from potential credit losses in the event we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

When we purchase Non-Agency MBS, we make certain assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of our purchase discount could occur, adversely impacting our operating results.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2010:

	December 31, 2010
	Agency MBS	Non-Agency MBS	Total	Percent
Underlying Mortgages	Fair Value (1)	Fair Value (2)	MBS (1)	of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$4,531,821	$1,151,950	$5,683,771	70.61%
Hybrids in adjustable period	592,775	358,600	951,375	11.82
15-year fixed rate	665,299	8	665,307	8.26
Greater than 15-year fixed rate	—	473,253	473,253	5.88
Floaters	181,464	94,276	275,740	3.43
Total	$5,971,359	$2,078,087	$8,049,446	100.00%

(1)  Does not include principal receivable in the amount of $9.3 million.

(2)  Does not reflect $744.4 million of Non-Agency MBS underlying our Linked Transactions.

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency and Non-Agency MBS may differ significantly.  For the year ended December 31, 2010, our Agency MBS portfolio experienced a weighted average CPR of 29.0%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.1%.  Over the last consecutive eight quarters, ending with December 31, 2010, the average three-month CPR on our MBS portfolio ranged from a low of 8.1% to a high of 37.9%, with an average three-month CPR of 20.8%.

As of December 31, 2010, assuming a 15% CPR on our Agency MBS, which approximates the speed at which we estimate that our Agency MBS generally prepay over time, 37.5% of our Agency MBS portfolio was expected to reset or prepay during the next 12 months and 92.9% of our Agency MBS were expected to reset or prepay during the next 60 months, with an average time period until our assets prepay or reset of approximately 28 months.  As of December 31, 2010, our repurchase financings secured by our Agency MBS were scheduled to reset in approximately 14 months on average, including the impact of Swaps, resulting in an asset/liability mismatch of approximately 14 months for our Agency MBS and related repurchase financings.  (See following discussion on “Recent Market Conditions and Our Strategy.”)

Loans underlying Agency ARM-MBS generally reset based on the same benchmark index, Non-Agency MBS may be collateralized by mortgage loans that reset based on various benchmark indices and may contain fixed-rate mortgages.  The ARMs collateralizing our Agency MBS are primarily comprised of Hybrids; which have interest rates that are typically fixed for three to ten years at origination and, thereafter, generally adjust annually to an increment over a specified interest rate index; and, to a lesser extent, ARMs, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.  At December 31, 2010, 76.7% of our Agency MBS were LIBOR based (of which 73.3% were based on 12-month LIBOR and 3.4% were based on six-month LIBOR), 9.2% were one-year CMT based, 2.5% were MTA based, 0.5% were COFI based and 11.1% were fixed rate.

Currently, the expected yields on our Non-Agency MBS are significantly greater than expected yields on non-credit sensitive assets, such that Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than non-credit sensitive assets.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at December 31, 2010:

Lifetime Caps on Agency ARMs
Maximum Lifetime Interest Rate	% of Total
<10.0%	52.3%
>10.0% to 12.0%	44.6
>12.0%	3.1
100.0%

Interim Interest Rate Caps on Agency ARMs
Maximum Interim Change in Rate	% of Total
<1.0%	1.7%
>1.0% and <3.0%	10.4
>3.0% and <5.0%	80.7
>5.0%	3.7
No interim caps	3.5
100.0%

As of December 31, 2010, approximately $6.822 billion, or 84.8%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $951.4 million, or 11.8%, was in its contractual adjustable-rate period.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at December 31, 2010, we had $275.7 million of MBS with interest rates that reset monthly.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2010, we had net unrealized gains of $162.6 million on our Agency MBS, comprised of gross unrealized gains of $170.5 million and gross unrealized losses of $7.9 million, and had net unrealized gains on our Non-Agency MBS of $231.2 million, comprised of gross unrealized gains of $251.4 million and gross unrealized losses of $20.2 million.  At December 31, 2010, we did not intend to sell any of our MBS that were in an unrealized loss position, and it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which in recent years have been comprised entirely of Swaps.  Our Swaps are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for the notional amount of the Swaps corresponding to the hedged repurchase agreements.  During 2010, we entered into Swaps with an aggregate notional amount of $620.0 million and had Swaps with an aggregate notional amount of $821.2 million expire.  At December 31, 2010, we had Swaps with an aggregate notional amount of $2.805 billion.

At December 31, 2010, our Swaps were in an unrealized loss position of $139.1 million.  We expect the unrealized losses on our Swaps to lessen over the course of 2011, as our higher-cost Swaps amortize and their remaining terms shorten.  During 2011, $642.6 million, or 22.9% of our $2.805 billion Swap notional amount, with a weighted average fixed pay rate of 4.12%, is scheduled to expire.

Recent Market Conditions and Our Strategy

During 2010, we continued to grow our Non-Agency MBS portfolio, purchasing $1.518 billion of securities (including $608.8 million of MBS reported as Linked Transactions) at a weighted average purchase price of 75.6% of par value.  Due to the expectation of increased prepayments on certain Agency MBS (as discussed below), we reduced our Agency MBS portfolio during the first quarter of 2010, through sales of $931.9 million of securities.  Subsequent to the first quarter of 2010, we acquired $2.204 billion of Agency MBS, including $692.0 million of 15-year fixed-rate amortizing Agency MBS.  We expect that the majority of our assets will remain in Agency MBS due to the attractiveness of the asset class.

The implementation of the initial loan buyout programs instituted by Fannie Mae and Freddie Mac, pursuant to which 120+ days delinquent mortgages were purchased out of existing Agency MBS pools (or Agency Buyouts), occurred between March and July 2010.  These Agency Buyouts significantly increased prepayments and associated premium amortization on our Agency MBS during such months.  As expected, the CPRs on our Agency MBS decreased during the last six months of 2010, reducing our premium amortization and positively impacting the yield on our Agency MBS portfolio.  Following the initial phase of the Agency Buyouts, Fannie Mae and Freddie Mac continue to purchase mortgages that become 120+ days delinquent, which may continue to impact the level of prepayments on these assets.

While Non-Agency MBS remain available in the marketplace at discounts to par value, such discounts have narrowed relative to discounts previously available.  Despite higher market prices and lower yields, we believe that loss-adjusted returns on Non-Agency MBS continue to represent attractive investment opportunities, particularly given that the ability to leverage Non-Agency MBS increased during 2010.  The yield on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions, as more purchase discounts are accreted into interest income.  In addition, we are selectively finding relative value in Agency MBS backed by Hybrids and 15-year fixed-rate mortgages due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low interest rates on borrowings under repurchase agreements.

The performance of certain of our Non-Agency MBS has exceeded our performance expectations while others have fallen below expectations.  As a result, during 2010, we reallocated a net amount of $106.6 million of purchase discount on our Non-Agency MBS, including $19.3 million on securities underlying our Linked Transactions, to accretable purchase discount from Credit Reserve.  Together with coupon interest, accretable discount is recognized as interest income over the life of the asset.  This $106.6 million will be recorded as additional income over the life of the related Non-Agency MBS provided that such Non-Agency MBS continue to perform as expected.

During 2010, our Non-Agency MBS portfolio earned $140.4 million and had associated borrowing costs of $12.4 million related to our borrowings under repurchase agreements and our securitized debt.  In addition, we had a net gain of $53.8 million on our Linked Transactions, comprised of interest income of $35.3 million, an increase of $24.9 million in the fair value of the underlying MBS and interest expense of $6.4 million on the underlying repurchase agreement borrowings.  At December 31, 2010, $2.078 billion, or 25.8% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $744.4 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  With $345.2 million of cash and cash equivalents and $460.7 million of unpledged Agency MBS at December 31, 2010, we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.

The following table presents information with respect to our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our Linked Transactions; and (iii) combined with the securities underlying Linked Transactions as of December 31, 2010 and December 31, 2009:

	At December 31,
(In Thousands)	2010	2009
Non-Agency MBS (excluding Linked Transactions)
Face/Par	$2,821,489	$1,637,746
Fair Value	2,078,087	1,093,103
Amortized Cost	1,846,872	1,016,960
Purchase (Discount) Designated as Credit Reserve and Other-Than Temporary Impairments Charged through Earnings (or OTTI) (1)	(746,678)	(472,710)
Purchase (Discount) Designated as Accretable	(228,966)	(149,319)
Purchase Premiums	1,027	1,243

Non-Agency MBS Underlying Linked Transactions
Face/Par	$863,280	$381,574
Fair Value	744,369	329,540
Amortized Cost	718,734	325,706
Purchase (Discount) Designated as Credit Reserve	(99,094)	(33,255)
Purchase (Discount) Designated as Accretable	(45,756)	(22,613)
Purchase Premiums	304	—

Combined Non-Agency MBS and MBS Underlying Linked Transactions
Face/Par	$3,684,769	$2,019,320
Fair Value	2,822,456	1,422,643
Amortized Cost	2,565,606	1,342,666
Purchase (Discount) Designated as Credit Reserve and OTTI (2)	(845,772)	(505,965)
Purchase (Discount) Designated as Accretable	(274,722)	(171,932)
Purchase Premiums	1,331	1,243

(1)  Amounts disclosed at December 31, 2010, reflect discount designated as Credit Reserve of $700.3 million and other-than-temporary impairments of $46.4 million.

(2)  Amounts disclosed at December 31, 2010, reflect discount designated as Credit Reserve of $799.4 million and other-than-temporary impairments of $46.4 million.

The financial environment continues to be impacted by accommodative monetary policy.  Repurchase agreement funding for both Agency and Non-Agency MBS continues to be available to us at attractive market rates and terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At December 31, 2010, we had borrowings under repurchase agreements with 21 counterparties and securitized debt resulting in a debt-to-equity multiple of 2.8 times.  (See table on page 35 under Results of Operations that presents our quarterly leverage multiples since March 31, 2009.)

The table below presents certain information about our asset allocation at December 31, 2010.

ASSET ALLOCATION

At December 31, 2010	Agency MBS		Non-Agency MBS (1)		Cash (2)	Other, net (3)	Total
(Dollars in Thousands)
Amortized Cost	$5,818,016		$2,565,606		$387,170	$(20,171)	$8,750,621

Market Value	$5,980,623		$2,822,456		$387,170	$(20,171)	$9,170,078
Less Repurchase Agreement Borrowings	(5,057,328)		(1,502,228)		—	—	(6,559,556)
Less Securitized Debt	—		(220,933)		—	—	(220,933)
Equity Allocated	$923,295		$1,099,295		$387,170	$(20,171)	$2,389,589
Less Swaps at Market Value	—		—		—	(139,142)	(139,142)
Net Equity Allocated	$923,295		$1,099,295		$387,170	$(159,313)	$2,250,447

Debt/Net Equity Ratio (4)	5.5	x	1.6	x	—	—	3.0	x

(1) Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and reported net as Linked Transactions on our consolidated balance sheets.

(2) Includes cash, cash equivalents and restricted cash.

(3) Includes interest receivable, real estate, goodwill, prepaid and other assets, interest payable, interest rate swap agreements at fair value, dividends payable and accrued expenses and other liabilities.

(4) Represents borrowings under repurchase agreements and securitized debt as a multiple of net equity allocated.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and accretable purchase discount, including securities underlying Linked Transactions, for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
	2010		2009
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount	Discount Designated as Credit Reserve	Accretable Discount

Balance at beginning of period	$(488,259)	$(171,932)	$(6,077)	$(7,517)
Accretion of discount, net	—	44,244	—	18,937
Realized credit losses	3,911	—	—	—
Purchases	(446,762)	(44,621)	(490,699)	(175,639)
Sales	7,856	683	—	—
Reclassification adjustment for other-than-temporary impairments	17,190	410	196	608
Unlinking of Linked Transactions	—	3,136	—	—
Transfers from/(to), net	106,642	(106,642)	8,321	(8,321)
Balance at end of period	$(799,422)	$(274,722)	$(488,259)	$(171,932)

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions for the periods presented:

	For the Years Ended December 31,
	2010	2009	2008
Non-Agency MBS (excluding Linked Transactions)
Coupon Yield (1)	7.37%	7.22%	5.59%
Effective Yield Adjustment (2)	2.42	2.67	(0.11)
Net Yield	9.79%	9.89%	5.48%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.33%	5.29%	—%
Effective Yield Adjustment (2)	1.96	1.84	—
Net Yield	7.29%	7.13%	—%

Combined Non-Agency MBS and MBS Underlying Linked Transactions
Coupon Yield (1)	6.85%	6.99%	5.59%
Effective Yield Adjustment (2)	2.31	2.57	(0.11)
Net Yield	9.16%	9.56%	5.48%

(1)  Reflects the coupon interest income divided by the average amortized cost.  The discounted purchase price results in the coupon yield to be higher than the pass-through coupon interest rate.

(2)  The effective yield adjustment is the difference between the net yield, calculated utilizing management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

On October 8, 2010, as part of a resecuritization transaction, we sold an aggregate of $985.2 million in principal value of Non-Agency MBS to Deutsche Bank Securities, Inc., who subsequently transferred the Non-Agency MBS to Deutsche Mortgage Securities, Inc. REMIC Trust, Series 2010-RS2, a Delaware statutory trust, which we consolidate as a variable interest entity (or VIE).  In connection with this transaction, third-party investors purchased $246.3 million face amount of variable rate, sequential senior Non-Agency MBS (or Senior Bonds) rated “AAA” by S&P issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points and we acquired $374.4 million face amount of six classes of mezzanine Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million face amount of non-rated subordinate Non-Agency MBS issued by the VIE, which together provide credit support to the Senior Bonds, and received $246.3 million in cash.  In connection with this transaction we also acquired $246.3 million notional amount of non-rated variable rate, interest only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to Deutsche Bank Securities, Inc., resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At December 31, 2010, net premiums on our Agency MBS portfolio under GAAP were $104.9 million compared to $101.7 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked

Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $928.3 million, which when combined with purchase discounts of $144.5 million related to securities underlying our Linked Transactions, resulted in total purchase discounts on Non-Agency MBS of $1.073 billion at December 31, 2010.  For tax purposes net purchase discounts on Non-Agency MBS at December 31, 2010 were $1.020 billion.

Resecuritizations

For tax purposes, although resecuritization transactions are treated as sales, such sales have not historically given rise to any gain so that the prohibited transactions tax rules will not be implicated (i.e., the tax only applies to net gain from sales that are classified as REIT prohibited transactions).

Income recognized from resecuritization transactions will differ for tax and GAAP.  For tax purposes, we own and may in the future acquire interests in resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated by using a constant rate of yield to maturity, without a loss assumption provision.  For tax purposes, REIT taxable income may be recognized in excess of economic income or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders.

Regulatory Developments

The U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, Securities and Exchange Commission and other governmental and regulatory bodies have taken or are considering taking actions in response to the ongoing U.S. financial crisis.  We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.  In July 2010, the Dodd-Frank Act was passed by the U.S. Congress and signed into law.  The Dodd-Frank Act creates a new regulator housed within the Federal Reserve System, an independent bureau to be known as the Bureau of Consumer Financial Protection (or the BCFP), which will have broad authority over a wide-range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Bill (or the Mortgage Reform Act), contains new laws and minimum licensing and underwriting standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to BCFP to prohibit or condition terms, acts or practices relating to residential mortgage loans that BCFP finds abusive, unfair, deceptive or predatory, as well as to take other actions that BCFP finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also contains laws affecting the securitization of mortgages with requirements for risk retention by originators and/or sponsors of mortgage securitizations and laws affecting credit rating agencies.  We are unable to predict at this time how this legislation, as well as other laws that may be adopted in the future, will impact the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, interest rate swaps and other derivatives as much of the Dodd-Frank Act’s implementation will likely require numerous implementing regulations and other rulemaking by government regulators.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

For 2010, we had net income available to our common stock and participating securities of $261.6 million, or $0.93 per basic and diluted common share, compared to net income available to common stock and participating securities of $260.0 million, or $1.06 per basic and diluted common share, for 2009.

Interest income on our MBS portfolio for 2010 decreased to $391.0 million compared to $504.5 million for 2009, primarily reflecting the decrease in our Agency MBS portfolio and the lower yield on such portfolio.  Beginning in early 2009, we strategically decreased our Agency MBS portfolio through sales and by reinvesting only a portion of the principal runoff from this portfolio in new Agency MBS.  At the same time, we increased our investments in Non-Agency MBS, which generate higher yields relative to Agency MBS.  This shift in investment strategy has resulted in an overall reduction in our MBS portfolio and total interest-earning assets, reflecting the lower leverage multiple employed with respect to Non-Agency MBS.  (We note that certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  Excluding changes in market values, our average investment in MBS decreased by $1.747 billion, or 18.6%, to $7.648 billion for 2010 from $9.395 billion for 2009.  The net yield on our MBS portfolio was 5.11% for 2010 compared to 5.37% for 2009.  The lower yield on our MBS portfolio, driven by a decrease in yield on our Agency MBS portfolio, was partially offset by the increase in our higher yielding Non-Agency MBS portfolio.  Our Agency MBS portfolio yield decreased to 4.03% for the 2010 from 5.03% for 2009.  This decrease in our Agency MBS yield reflects (i) a 55 basis point reduction in the gross coupon rate as interest rates on the underlying mortgages reset to lower market rates and recent purchases of lower yielding Agency MBS that partially replaced higher yielding Agency MBS that amortized/prepaid or were sold and (ii) a 40 basis point increase in the cost of our premium amortization primarily due to: (a) the impact of the implementation of Agency Buyouts during 2010; (b) refinance activity fueled by historically low market interest rates available on mortgages; and (c) the continuing impact of Agency Buyouts.

During 2010, we recognized net purchase premium amortization of $5.8 million, comprised of net premium amortization of $40.5 million on our Agency MBS portfolio and net purchase discount accretion of $34.7 million on our Non-Agency MBS portfolio.  During 2009, we recognized net premium amortization of $6.6 million, comprised of net premium amortization of $23.8 million on our Agency MBS and net discount accretion of $17.2 million on our Non-Agency MBS.  The fair value weighted average CPR experienced on our Agency MBS increased to 29.0% for 2010, with the highest CPRs experienced during the second quarter of 2010, reflecting the initial implementation of the Agency Buyouts, compared to a CPR of 16.8% for 2009.  As expected, premium amortization on our Agency MBS portfolio slowed following the completion of the initial implementation of the Agency Buyouts in July 2010.  At December 31, 2010, we had net purchase premiums of $104.9 million, or 1.84% of current par value, on our Agency MBS and net purchase discounts of $928.3 million, including Credit Reserve of $700.3 million, on our Non-Agency MBS.

The following table presents the quarterly average CPR experienced on our MBS portfolios, on an annualized basis, for the quarterly periods presented:

	Agency CPR		Non-Agency CPR
Quarter Ended	2010	2009	2010	2009
December 31	24.88%	19.44%	14.43%	15.70%
September 30	23.81	20.48	15.49	16.38
June 30	42.75	16.11	14.62	12.22
March 31	25.61	12.22	14.40	9.41

The following table presents information about average balances of our MBS portfolio by category and associated income for the years ended December 31, 2010 and 2009.

	Average
	Amortized	Interest	Net Asset
MBS Category	Cost(1)	Income	Yield
(Dollars in Thousands)
Year Ended December 31, 2010
Agency MBS	$6,214,257	$250,602	4.03%
Non-Agency MBS, including transfers to a consolidated VIE (2)	1,434,125	140,351	9.79
Total	$7,648,382	$390,953	5.11%
Year Ended December 31, 2009
Agency MBS	$8,747,168	$440,357	5.03%
Non-Agency MBS (2)	648,041	64,107	9.89
Total	$9,395,209	$504,464	5.37%

(1)  Includes principal payments receivable.

(2)  Does not include MBS underlying our Linked Transactions.  (See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K and the tables presented under our discussion “Recent Market Conditions and Our Strategy.”)

The following table presents the components of the net yield earned on our MBS portfolios and CPRs experienced for the quarterly periods presented:

Year	Quarter Ended	Net Yield	Weighted Average CPR
2010	December 31	5.07%	22.5%
	September 30	5.10	22.1
	June 30	4.80	37.2
	March 31	5.45	24.0

2009	December 31	5.57	19.0
	September 30	5.43	20.2
	June 30	5.27	16.0
	March 31	5.23	12.2

Interest income from our cash investments, which are comprised of money market investments, decreased to $385,000 for 2010 from $1.1 million for 2009.  The decline in market interest rates caused the yield on our cash investments for 2010 to decline to 0.07%, compared to 0.24% for 2009.  In connection with the significant increases in prepayments on our Agency MBS portfolio during 2010, we increased our liquidity position by maintaining higher cash investments to make corresponding principal payments due on repurchase agreement borrowings and to meet margin calls.  As a result, we had average cash investments of $520.5 million for 2010 compared to $458.6 million for 2009.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreement borrowings has not declined to the same extent that market interest rates have declined.  At December 31, 2010, we had repurchase agreement borrowings of $5.992 billion, of which $2.805 billion was hedged with Swaps.  At December 31, 2010, our Swaps had a weighted average fixed-pay rate of 3.74% and extended 23 months on average with a maximum remaining term of approximately 53 months.

Our interest expense for 2010 decreased by 36.7% to $145.1 million, from $229.4 million for 2009, reflecting the significant decrease in our average borrowings, the decrease in our cost of funding due to decreases in market interest rates and the maturity of certain of our Swaps with higher fixed-pay rates.  In connection with reducing our investments in Agency MBS, we terminated $657.3 million of borrowings under repurchase agreements with a weighted average interest rate of 3.85% during the first quarter of 2010.  Our average borrowings for 2010, comprised of repurchase agreements and securitized debt, were $6.291 billion, compared to $8.120 billion for 2009.  The decrease in market interest rates and the impact of terminating our longer-term, higher interest rate repurchase agreement borrowings are reflected in the 52 basis point reduction in our effective cost of borrowing to 2.31% for 2010 from 2.83% for 2009.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $111.8 million, or 178 basis points, for 2010, compared to interest expense of $120.8 million, or 149 basis points, for 2009.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As our Swaps with higher interest rates amortize and/or expire, we expect that the Swap related component of our borrowing costs will decrease.  During 2010, we entered into nine Swaps with an aggregate notional amount of $620.0 million and a weighted average fixed pay rate of 1.89% with initial maturities ranging from three to five years and had Swaps with a notional amount of $821.2 million and a weighted average fixed pay rate of 4.13% expire.

In October 2010, we engaged in a resecuritization transaction.  As a result, at December 31, 2010, we had securitized debt of $220.9 million, on which $913,000 of interest expense was incurred during 2010.

The reduction in our Agency MBS portfolio and increase in our Non-Agency MBS portfolio since early 2009 has allowed us to maintain substantially lower leverage than we had previously.  By utilizing lower leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  Our interest expense and funding costs for 2011 will be impacted by market interest rates, the amount of our borrowings, the impact of our Swaps and the extent to which we execute additional financing transactions, such as resecuritizations, none of which can be predicted with any certainty.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP	Non-GAAP
	Leverage	Leverage
At the Period Ended	Multiple(1)	Multiple(2)
December 31, 2010	2.8	3.0
September 30, 2010	2.6	2.8
June 30, 2010	2.8	3.0
March 31, 2010	2.7	2.8

December 31, 2009	3.3	3.4
September 30, 2009	3.4	3.5
June 30, 2009	4.8	4.8
March 31, 2009	6.0	6.0

(1)  Represents borrowings under repurchase agreements and securitized debt divided by stockholders’ equity.

(2) The Non-GAAP Leverage Multiple reflects our borrowings under repurchase agreements, securitized debt, and borrowings that are reported on our balance sheet as a component of Linked Transactions of $567.3 million, $422.3 million, $342.0 million, $321.8 million, $245.0 million, and $162.6 million at December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively.  We present a Non-GAAP Leverage Multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

For 2010, our net interest income decreased by $30.0 million, or 10.8%, to $246.2 million from $276.2 million for 2009.  This decrease primarily reflects the impact of the reduction in our Agency MBS portfolio and decreased yield earned on such securities which, as previously discussed, was significantly offset by the accretive yield impact of our Non-Agency MBS.  Our net interest spread and margin for 2010 were 2.47% and 3.02%, respectively, compared to a net interest spread and margin of 2.31% and 2.80%, respectively, for 2009.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

						Average
					Yield on	Balance of
			Average		Average	Repurchase
	Average	Interest	Interest	Total	Interest-	Agreements		Average	Net
	Amortized Cost	Income on	Earning	Interest	Earning	and Securitized	Interest	Cost of	Interest
Quarter Ended	of MBS (1)	MBS	Cash (2)	Income	Assets	Debt	Expense	Funds	Income
(Dollars in Thousands)
December 31, 2010	$7,689,167	$97,498	$482,683	$97,597	4.78%	$6,324,079	$35,469	2.23%	$62,128
September 30, 2010	7,637,483	97,296	440,146	97,417	4.82	6,205,856	35,464	2.26	61,953
June 30, 2010	7,375,637	88,515	646,644	88,627	4.42	6,129,448	35,741	2.34	52,886
March 31, 2010	7,893,552	107,644	513,867	107,697	5.13	6,507,890	38,451	2.40	69,246

December 31, 2009	8,721,342	121,435	579,631	121,512	5.23	7,372,074	46,287	2.50	75,225
September 30, 2009	9,165,267	124,399	437,444	124,548	5.18	7,774,620	52,976	2.70	71,572
June 30, 2009	9,604,374	126,477	358,343	126,737	5.09	8,369,408	58,006	2.78	68,731
March 31, 2009	10,107,407	132,153	457,953	132,764	5.03	8,984,456	72,137	3.26	60,627

(1)  Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin(1)	MBS	MBS	Spread
December 31, 2010	2.55%	3.06%	5.07%	2.23%	2.84%
September 30, 2010	2.56	3.08	5.10	2.26	2.84
June 30, 2010	2.08	2.64	4.80	2.34	2.46
March 31, 2010	2.73	3.29	5.45	2.40	3.05

December 31, 2009	2.73	3.24	5.57	2.50	3.07
September 30, 2009	2.48	3.00	5.43	2.70	2.73
June 30, 2009	2.31	2.75	5.27	2.78	2.49
March 31, 2009	1.77	2.26	5.23	3.26	1.97

(1)  Annualized net interest income divided by average interest-earning assets.

During 2010, we recognized net impairment losses of $12.3 million through earnings in connection with eight of our Non-Agency MBS.  Of this amount, $6.4 million reflects changes in our estimated cash flows based on the performance of these securities over time.  The remaining $5.9 million reflects an impairment charge on one Non-Agency MBS, following a re-assessment of the underlying terms of the bond based on clarification regarding an inconsistency between certain of the transaction documents associated with the bond.  Based on the reassessment performed, management determined that the other-than-temporary impairment charge was necessary to adjust the amortized cost of this security to an amount equivalent to the current fair value.  At December 31, 2010, these Non-Agency MBS had an aggregate amortized cost of $161.3 million.  During 2009, we recognized impairment losses of $17.9 million through earnings in connection with 12 Non-Agency MBS.

For 2010, we had other income, net of $62.2 million.  This income primarily reflects the net impact of:  (i) $33.7 million of gains realized on the sale of MBS during the first quarter, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS; (ii) losses of $26.8 million on the termination of repurchase financings in connection with our MBS sales; and (iii) net gains of $53.8 million on our Linked Transactions.  The gains on our Linked Transactions were comprised of interest income of $35.3 million on the underlying Non-Agency MBS, interest expense of $6.4 million on the underlying repurchase agreement borrowings and appreciation of $24.9 million in the fair value of the underlying Non-Agency MBS.  Future gains/losses on our Linked Transactions will be impacted by changes in the market value of the securities underlying our Linked

Transactions, the amount of additional future Linked Transactions and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty.  If Linked Transactions become unlinked in the future, the underlying MBS and repurchase agreement borrowings and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying Non-Agency MBS will be recorded with an amortized cost equal to their fair value when such transactions become unlinked, which will impact the prospective yield on such securities.  During 2010, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $146.5 million, repurchase agreement borrowings of $79.1 million and associated accrued interest accounts on a gross basis on our consolidated balance sheet.

During 2010, we had compensation and benefits and other general and administrative expense of $24.7 million, or 1.11% of average equity compared to $21.3 million, or 1.20% of average equity, for 2009.  The $2.0 million increase in our compensation expense to $16.1 million for 2010, compared to $14.1 million for 2009, primarily reflects an increase in cash-based incentive compensation and additional salary expense for new hires, salary increases, and vesting of equity-based compensation awards.  Our other general and administrative expenses, which were $8.6 million for 2010, compared to $7.2 million for 2009, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, professional services, including auditing and legal fees, Board fees and Board expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

For 2009, we had net income available to our common stockholders of $260.0 million, or $1.06 per common share, compared to net income of $37.6 million, or $0.21 per common share for 2008.

Interest income on our MBS portfolio for 2009 was $504.5 million compared to $519.7 million for 2008.  Excluding changes in market values, our average investment in MBS decreased by $261.3 million, or 2.7%, to $9.395 billion for 2009 from $9.656 billion for 2008.  The net yield on our MBS portfolio was essentially flat at 5.37% for 2009 compared to 5.38% for 2008.  For 2009, our MBS portfolio yield reflected the net impact of a decrease in the net yield on our Agency MBS portfolio that was offset by the positive impact of the yield on our significantly smaller MFR MBS portfolio.  The decrease in the net yield on our Agency MBS portfolio reflects the impact of the general decline in market interest rates, which caused prepayments on our Agency MBS to increase, the amortization of purchase premiums to accelerate, and the interest rates scheduled to adjust to reset to lower market rates.  During 2009, our average net purchase premiums on our MBS portfolio decreased significantly, as we continued to purchase Non-Agency MBS through MFR at discounts to par.  During 2009, we recognized net purchase premium amortization of $6.6 million, comprised of net premium amortization of $23.8 million, or 25 basis points, primarily on our Agency MBS portfolio, and purchase discount accretion of $17.2 million, or 18 basis points, primarily on our Non-Agency MBS.  During 2008, we recognized net premium amortization of $18.9 million, comprised of gross premium amortization of $19.1 million and gross discount accretion of $253,000.  Our average CPR for 2009 was 16.7% compared to 12.0% for 2008.  At December 31, 2009, we had net purchase premiums of $96.9 million, or 1.3% of current par value, on our Agency MBS and net purchase discounts of $603.1 million, including purchase credit discounts of $455.0 million, on our Non-Agency MBS.

The following table presents information about our average balances on our MBS portfolio categories and associated income generated from each of our investment security categories during the years ended December 31, 2009 and December 31, 2008:

	Average
	Amortized	Interest	Net Asset
MBS Category	Cost(1)	Income	Yield
(Dollars in Thousands)
Year Ended December 31, 2009
Agency MBS	$8,747,168	$440,357	5.03%
MFR MBS (1)	352,993	48,004	13.60
Legacy Non-Agency MBS	295,048	16,103	5.46
Total	$9,395,209	$504,464	5.37%
Year Ended December 31, 2008
Agency MBS	$9,298,811	$499,887	5.38%
MFR MBS	503	57	11.33
Legacy Non-Agency MBS and other	358,815	19,844	5.53
Total	$9,658,129	$519,788	5.38%

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

The following table presents components of the net yield earned on our MBS portfolios and CPRs experienced for the quarterly periods presented:

Year	Quarter Ended	Net Yield	Weighted Average CPR
2009	December 31	5.57%	19.0%
	September 30	5.43	20.2
	June 30	5.27	16.0
	March 31	5.23	12.2

2008	December 31	5.29	8.5
	September 30	5.30	10.3
	June 30	5.36	15.8
	March 31	5.62	14.3

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

Our interest expense for 2009 decreased by $113.3 million, or 33.1%, to $229.4 million from $342.7 million for 2008, reflecting the decrease in short-term interest rates and decrease in our average borrowings.  We experienced a 113 basis point decrease in the cost of our borrowings to 2.83% for 2009, from 3.96% for 2008.  The average amount outstanding under our repurchase agreements for 2009 was $8.120 billion compared to $8.653 billion for 2008, reflecting our increased emphasis on purchasing Non-Agency MBS with limited or no leverage.  Payments made/received on our Swaps are a component of our borrowing costs.  Swaps accounted for interest expense of $120.8 million, or 149 basis points, for 2009 and $54.0 million, or 62 basis points, for 2008.  As a result of the reduction in our Agency MBS portfolio, we have substantially reduced our reliance on leverage through repurchase financings.  As of December 31, 2009, MFA’s overall debt-to-equity multiple was 3.3x versus 7.2x as of December 31, 2008.  By utilizing less leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  (See Notes 2(m) and 4 to the accompanying consolidated financial statements, included under Item 8.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	Leverage
At the Period Ended	Multiple
December 31, 2009	3.3	x
September 30, 2009	3.4
June 30, 2009	4.8
March 31, 2009	6.0
December 31, 2008	7.2

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

The following table presents information regarding our average balances, interest income and expense, yield on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

			Average		Yield on Average	Average
	Average	Interest	Interest	Total	Interest-	Balance of		Average	Net
	Amortized Cost	Income on	Earning	Interest	Earning	Repurchase	Interest	Cost of	Interest
Quarter Ended	of MBS (1)	MBS	Cash (2)	Income	Assets	Agreements	Expense	Funds	Income
(Dollars in Thousands)
December 31, 2009	$8,721,342	$121,435	$579,631	$121,512	5.23%	$7,372,074	$46,287	2.50%	$75,225
September 30, 2009	9,165,267	124,399	437,444	124,548	5.18	7,774,620	52,976	2.70	71,572
June 30, 2009	9,604,374	126,477	358,343	126,737	5.09	8,369,408	58,006	2.78	68,731
March 31, 2009	10,107,407	132,153	457,953	132,764	5.03	8,984,456	72,137	3.26	60,627
December 31, 2008	10,337,787	136,762	284,178	137,780	5.19	9,120,214	87,522	3.82	50,258

(1)  Unrealized gains and losses are not reflected in the average balance of amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin(1)	MBS	MBS	Spread
December 31, 2009	2.73%	3.24%	5.57%	2.50%	3.07%
September 30, 2009	2.48	3.00	5.43	2.70	2.73
June 30, 2009	2.31	2.75	5.27	2.78	2.49
March 31, 2009	1.77	2.26	5.23	3.26	1.97
December 31, 2008	1.37	1.91	5.29	3.82	1.47

(1)  Annualized net interest income divided by average interest-earning assets.

During 2009, we recognized net impairment losses of $17.9 million in connection with 12 Non-Agency MBS.  At December 31, 2009, these Non-Agency MBS had an aggregate amortized cost of $188.0 million.  During 2008, we recognized other-than-temporary impairment charges of $5.1 million primarily against unrated investment securities; following these impairment charges, all of our unrated securities were carried at zero.

For 2009, we had net other operating income of $33.0 million, which was primarily comprised of gains of $22.6 million realized on the sale of 36 of our longer-term Agency MBS for $650.9 million and net gains of $8.8 million on our Linked Transactions.  While we generally hold our MBS for investment purposes, we may, from time-to-time, sell certain MBS to alter the repricing or other risk characteristics of our MBS portfolio.  The sale of our longer-duration Agency MBS during 2009 has reduced our sensitivity to future increases in market interest rates.  The $8.8 million gain on our Linked Transactions reflects appreciation of $3.8 million in the fair value of the underlying MBS, interest income of $6.2 million on the underlying MBS and interest expense of $1.2 million on the underlying repurchase agreements.  Future gains/losses on Linked Transactions will reflect changes in the market value of the underlying MBS and will be impacted by the amount of additional future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty.  If Linked Transactions become unlinked in the future, the underlying MBS and repurchase agreements and associated interest income and expense will be presented gross on our balance sheet and income statement.  Our net other operating loss of $115.1 million for 2008 reflected losses of $116.0 million incurred in March 2008 to implement our reduced-leverage strategy in response to the significant disruptions in the credit market.  To reduce leverage, we sold 84 MBS for $1.851 billion, resulting in net losses of $24.5 million and terminated 48 Swaps with an aggregate notional amount of $1.637 billion, realizing losses of $91.5 million.  In addition, during 2008, we realized a loss of $986,000 for two Swaps that were terminated in connection with the bankruptcy of Lehman.

During 2009, we had operating and other expenses of $23.0 million, including real estate operating expenses and mortgage interest totaling $1.8 million attributable to our remaining real estate investment.  For 2009, our compensation and benefits and other general and administrative expense totaled $21.3 million, or 0.21% of average assets and 1.20% of average equity, while compensation and benefits and other general and administrative expense totaled $17.1 million, or 0.17% of average assets and 1.46% of average equity, for 2008.  The $3.6 million increase in our compensation expense to $14.1 million for 2009 compared to $10.5 million for 2008, primarily reflects increases to our contractual and general bonus pool, salary expense for additional hires primarily related to our MFR MBS investment strategy, salary increases, and vesting of equity based compensation awards.  Other general and administrative expenses, which were $7.2 million for 2009 compared to $6.6 million for 2008, were comprised primarily of the cost of professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, office rent, corporate insurance, data and analytical systems, Board fees and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capabilities and data system upgrades.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management has the obligation to ensure that our policies and methodologies are in accordance with GAAP.  During 2010, management reviewed and evaluated our critical accounting policies and believes them to be appropriate.

Our consolidated financial statements include our accounts and all majority owned and controlled subsidiaries.  In addition, we consolidated a special purpose entity created to facilitate a resecuritization transaction that we completed in October 2010.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements.  In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  We do not believe that there is a great likelihood that materially different amounts should be reported related to accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.  Management believes the more significant of these to be as follows:

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are comprised of Agency and Non-Agency MBS, as discussed and detailed in Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.  With the exception of MBS accounted for as a component of our Linked Transactions, all of our MBS are designated as available-for-sale and carried on the balance sheet at their fair value with changes in fair value recorded as adjustments to other comprehensive income/(loss), a component of stockholders’ equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

When the fair value of an available-for-sale security is less than its amortized cost at the balance sheet date, the investment is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, an other-than-temporary impairment is recognized through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through charges to earnings with the remainder recognized through other comprehensive income/(loss), a component of stockholders’ equity.

In making our assessments about other-than-temporary impairments, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  Because our assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary impairment exists and, if so, the amount of impairment related to credit losses requires management to exercise judgment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

During 2010, we recognized other-than-temporary impairment losses of $12.3 million through earnings against certain of our Non-Agency MBS.  At December 31, 2010, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $7.9 million at December 31, 2010.  Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is “more likely than not” that we will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2010 any unrealized losses on our Agency MBS were temporary.

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

Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in our expectations with respect to securities in an unrealized loss position could result in us recognizing other-than-temporary impairment charges or realizing losses on sales of MBS in the future.  (See Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

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

The following describes the valuation methodologies used for our financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Agency and Non-Agency MBS

We determine the fair value of our Agency MBS based upon prices obtained from a third party pricing service, which are indicative of market activity.  The pricing service uses daily To-Be-Announced (or TBA) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (or BEEMs) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of our MBS.

The evaluation methodology of our third-party pricing services incorporate commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs.  The evaluation also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.

In determining the fair value of its Non-Agency MBS, management considers a number of observable market data points, including prices obtained from pricing services and brokers, as well as dialogue with market participants.  In valuing Non-Agency MBS, we understand that pricing services use observable inputs that include loan delinquency data and credit enhancement levels.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

Our MBS are valued using various market data points as described above, which it considers readily observable parameters.  Accordingly, our MBS are classified as Level 2 in the fair value hierarchy.

Linked Transactions

The Non-Agency MBS underlying our Linked Transactions are valued using similar techniques to those used for our other Non-Agency MBS.  The value of the underlying MBS is then netted against the carrying amount of the repurchase agreement borrowing, at the valuation date.  The fair value of Linked Transactions also includes accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  Our Linked Transactions are classified as Level 2 in the fair value hierarchy.

Swaps

We determine the fair value of our Swaps considering valuations obtained from a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing its Swaps, we consider our creditworthiness and that of our counterparties, along with collateral provisions contained in each Swap Agreement, from the perspective of both the Company and its counterparties.  All of our Swaps are subject to bilateral collateral arrangements.  Consequently, no credit valuation adjustment was made in determining the fair value of Swaps.  Our Swaps are classified as Level 2 in the fair value hierarchy.

Interest Income on our Non-Agency MBS

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on the projected cash flows for each security, which are estimated based on our assessment of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about fluctuations in interest rates, prepayment speeds, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities, which may differ significantly from our prior projections.

Based on the projected cash flows for our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as a Credit Reserve, which in effect provides credit protection against future credit losses and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount of the Credit Reserve may be accreted into interest income over time.  Conversely, if the performance of a security is less favorable than forecasted, additional amounts may be designated as Credit Reserve and/or other-than-temporary impairment charges could result.

Hedging Activities

As part of our interest rate risk management, we periodically hedge a portion of our interest rate risk using derivative financial instruments and do not enter into derivative transactions for speculative or trading purposes and, accordingly, account for our Swaps as cash flow hedges.  Our Swaps have the effect of modifying the interest rate repricing characteristics of our repurchase agreements and cash flows for such liabilities.  No cost is incurred at the inception of a Swap, pursuant to which we agree to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month LIBOR, on the notional amount of the Swap.  We document our risk-management policies, including objectives and strategies, as they relate to our hedging activities and the relationship between the hedging instrument and the hedged liability.  We assess, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

We discontinue hedge accounting on a prospective basis and recognize changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (ii) it is no longer probable that the forecasted transaction will occur or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.

Swaps are carried on our balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of our Swaps are recorded in other comprehensive income provided that the hedge remains effective.  A change in fair value for any ineffective amount of a Swap would be recognized in earnings.  We have not recognized any change in the value of our existing Swaps through earnings as a result of hedge ineffectiveness, except that all gains and losses realized on Swaps that were terminated early were recognized, as the borrowings that such Swaps hedged were repaid.

Although permitted under certain circumstances, we do not offset cash collateral receivables or payables against our net derivative positions.

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

Accounting for Stock-Based Compensation

We expense our equity based compensation awards over the vesting period of such awards ratably, based upon the fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(i) and 12 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

We granted certain RSUs that vest after two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in our closing common stock price over a two- or four-year period and dividends declared on our common stock during those periods.  Such criteria constitute a “market condition” which impacts the determination of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

We employ a diverse capital raising strategy under which we may issue capital stock.  During the year ended December 31, 2010, we issued 80,138 shares of common stock through our DRSPP, raising net capital of $589,979.  At December 31, 2010, we had the ability to issue an unlimited amount (subject to the terms of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement on Form S-3 and 9.2 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement on Form S-3.

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

Our borrowings under repurchase agreements are renewable at the discretion of our lenders and, as such, our ability to roll-over such borrowings is not guaranteed.  During 2010, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS remained available to us at attractive market rates and terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.

We maintain cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements with our counterparties (or collectively, our Cushion) to meet routine margin calls and protect from unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our future cash position and margin requirements.  Our cash investments fluctuate based on the timing of our operating, investing and financing activities and are managed based on our anticipated cash needs.  (See “Interest Rate Risk” included under Item 7A of this annual report on Form 10-K and our Consolidated Statements of Cash Flows, included under Item 8 of this annual report on Form 10-K.)

At December 31, 2010, we had a total of $6.850 billion of MBS and $41.9 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2010, we had a Cushion of $899.4 million available to meet potential margin calls, comprised of cash and cash equivalents of $345.2 million, unpledged

Agency MBS of $460.7 million, and excess collateral of $93.5 million.  In addition, at December 31, 2010, we had unpledged Non-Agency MBS with a fair value of $512.7 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to any margin calls.

The table below presents certain information about our borrowings under repurchase agreements:

Quarter Ended	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End During the Quarter
(Dollars in Thousands)
December 31, 2010	$6,105,940	$5,992,269		$6,116,460
September 30, 2010	6,205,856	5,995,447	(1)	6,268,142
June 30, 2010	6,129,448	6,274,220		6,274,220
March 31, 2010	6,507,890	6,013,875	(1)(2)	6,872,221

December 31, 2009	7,372,074	7,195,827	(1)	7,392,430
September 30, 2009	7,774,620	7,575,287	(1)	7,818,467
June 30, 2009	8,369,408	7,951,931	(1)(3)	8,387,883
March 31, 2009	8,984,456	8,772,641		9,054,452

December 31, 2008	9,120,214	9,038,836		9,145,261
September 30, 2008	9,373,968	9,379,474		9,379,474
June 30, 2008	8,001,835	9,310,176	(4)	9,310,176
March 31, 2008	8,100,961	7,311,767	(5)	9,130,732

(1)  The lower end of quarter balance reflects the declining balance of our borrowings under repurchase agreements associated with our Agency MBS during the quarter.

(2)  The decrease in borrowings under repurchase agreements reflects the termination of $657.3 million of borrowings under repurchase agreements during the first quarter of 2010 in connection with sales of $931.9 million of Agency MBS.  We did not have any continuing involvement with any securities sold.

(3)  The decrease in borrowings under repurchase agreements at June 30, 2009, reflects lower borrowings associated with sales of $438.5 million of Agency MBS.  We did not have any continuing involvement with any securities sold.

(4)  On June 3, 2008, we raised net equity capital of $304.3 million, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements.

(5)  In March 2008, we proactively reduced our leverage strategy in light of the significant disruptions in the credit markets.  As a result, we sold $1.851 billion of MBS and repaid associated repurchase agreements.  We did not have any continuing involvement with any securities sold.

On October 8, 2010, as part of a resecuritization transaction, we sold an aggregate of $985.2 million in principal value of Non-Agency MBS to Deutsche Bank Securities, Inc., who subsequently transferred the securities to a Delaware statutory trust, which we consolidate as a VIE.  In connection with this transaction, third-party investors purchased $246.3 million face amount of variable rate Senior Bonds rated “AAA” by S&P issued by the VIE and we acquired $374.4 million face amount of six classes of mezzanine Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million face amount of non-rated subordinate Non-Agency MBS issued by the VIE, which together provide credit support to the Senior Bonds, and received $246.3 million in cash.  In connection with this transaction, we also acquired $246.3 million notional amount of non-rated variable rate, interest only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to Deutsche Bank Securities, Inc., resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.

Cash Flows and Liquidity For the Year Ended December 31, 2010

Our cash and cash equivalents decreased by $308.2 million during the year ended December 31, 2010.  Cash provided by our operating and investing activities provided an aggregate of $1.161 billion while our financing activities used $1.470 billion.

At December 31, 2010, our debt-to-equity multiple was 2.8 times, compared to 3.3 times at December 31, 2009.  This decrease in our leverage multiple primarily reflects the reduction of our Agency MBS portfolio and associated repurchase agreement borrowings.  At December 31, 2010, we had borrowings under repurchase agreements of $5.992 billion with 21 counterparties, of which $5.057 billion were secured by Agency MBS and $934.9 million were secured by Non-Agency MBS.  In addition, we had securitized debt of $220.9 million in connection with Non-Agency MBS.  At December 31, 2010, we had $567.3 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 4 to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)  At December 31, 2010, we continued to have available capacity under our repurchase agreement credit lines.  At December 31, 2009, we had borrowings under repurchase agreements of $7.196 billion with 17 counterparties and borrowings under repurchase agreements of $245.0 million that were a component of our Linked Transactions.

Our investing activities provided cash of $915.4 million during 2010.  During the year, we received cash of $3.091 billion from prepayments and scheduled amortization on our MBS portfolio, of which $2.848 billion was attributable to Agency MBS, a significant portion of which was due to the impact of the Agency Buyouts.  During 2010, we purchased $2.204 billion of Agency MBS and $909.9 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During 2010, we sold 52 of our longer term-to-reset Agency MBS (all of which occurred during the first quarter of 2010) for $931.9 million, which reduced the average time-to-reset for our portfolio, realizing gross gains of $33.1 million and sold one Non-Agency MBS for $7.2 million, bringing total proceeds from sales of MBS to $939.1 million.  In connection with sales of our Agency MBS, we terminated $657.3 million of repurchase agreement borrowings and incurred losses of $26.8 million, using cash of $684.1 million.

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

The following table presents our margin activity with respect to our MBS, Linked Transactions and Swaps for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and	Net Assets
			Aggregate	Securities	Received/
	Fair Value of		Assets Pledged	Received For	(Pledged) For
	Securities		For Margin	Reverse Margin	Margin
For the Quarter Ended	Pledged	Cash Pledged	Calls	Calls	Activity
(In Thousands)
December 31, 2010	$309,417	$290	$309,707	$225,592	$(84,115)
September 30, 2010	417,626	3,302	420,928	472,694	51,766
June 30, 2010 (1)	881,280	172,919	1,054,199	838,342	(215,857)
March 31, 2010	422,614	259,286	681,900	808,555	126,655

(1)  Higher prepayments due to the implementation of Agency Buyouts resulted in a significant increase in margin calls during the quarter.

During 2010, we paid cash dividends of $259.5 million on our common stock, $8.2 million on our preferred stock and $773,000 for dividend equivalent rights (or DERs).  On December 16, 2010, we declared our fourth quarter 2010 common stock dividend of $0.235 per share, which totaled $66.3 million and included DERs of $356,000, which were paid on January 31, 2011.

We believe that we have adequate financial resources to meet our obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result, and our liquidity position could be adversely affected.  Furthermore, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of

MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 35 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal amounts due (which does not include interest payable) on our repurchase agreements, Linked Transactions, securitized debt and non-cancelable office leases at December 31, 2010:

	Due During the Year Ending December 31,
(In Thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Repurchase agreements	$5,969,969	$12,300	$10,000	$—	$—	$—	$5,992,269
Linked Transactions (1)	567,287	—	—	—	—	—	567,287
Securitized Debt (2)	6,076	7,180	9,390	10,494	9,942	177,851	220,933
Long-term lease obligations	1,849	2,354	2,354	2,354	2,367	11,137	22,415
	$6,545,181	$21,834	$21,744	$12,848	$12,309	$188,988	$6,802,904

(1)  Reflect payments of principal due on repurchase agreements that are a component of our Linked Transactions.

(2)  Securitized debt is contractually scheduled to mature by September 2023.  However, the weighted average life of the securitized debt is estimated to be 1.3 years assuming a 12 CPR.

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

INTEREST RATE RISK

We primarily invest in ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to maturity for our repurchase financings, including repurchase financings underlying our Linked Transactions and securitized debt, including the impact of Swaps.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with December 31, 2010, the monthly CPR on our MBS portfolios ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 8.1% experienced during the quarter ended March 31, 2009, with an average three-month CPR of 20.8%.

The following table presents information at December 31, 2010 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolios, including Non-Agency MBS underlying our Linked Transactions.

		Estimated Months to
		Asset Reset or
		Expected	Estimated Months	Repricing Gap
CPR Assumptions		Prepayment	to Liabilities Reset (1)	in Months
0%	(2)	51	11	40
15%		28	11	17
20%		24	11	13
25%		22	11	11

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At December 31, 2010, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of approximately 42 days.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the year ended December 31, 2010, our Swaps accounted for $111.8 million, or 178 basis points, of our borrowing costs.  At December 31, 2010, we had borrowings under repurchase agreements of $5.992 billion and borrowings under repurchase agreements of $567.3 million underlying our Linked Transactions.  At such date, we had Swaps with a notional amount of $2.805 billion, a weighted average fixed-pay rate of 3.74% and extended 23 months on average with a maximum term of approximately 53 months.

At December 31, 2010, our Swaps were in an unrealized loss position of $139.1 million, compared to an unrealized loss position of $152.5 million at December 31, 2009.  We expect that over time the unrealized losses on our Swaps will decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, including under Item 8 on this annual report on Form 10-K.)

The interest rates for most of our ARM-MBS, once in their adjustable period, primarily reset based on LIBOR,

and, to a lesser extent, CMT or MTA, while our borrowings, in the form of repurchase agreements, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  At December 31, 2010, 76.7% of our Agency MBS were LIBOR based (of which 73.3% were based on 12-month LIBOR and 3.4% were based on six-month LIBOR), 9.2% were one-year CMT based, 2.5% were MTA based, 0.5% were COFI based and 11.1% were fixed rate.  Our Non-Agency MBS, which comprised 25.8% of our MBS portfolio (and 32.1% including MBS that were a component of Linked Transactions) at December 31, 2010, have interest rates that reset based on these benchmark indices as well.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted to a greater extent by the timing and amount of prepayments and credit performance than by the benchmark rate to which the underlying mortgages are indexed.

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps.  Our adjustable-rate assets reset on various dates that are not matched to the reset dates on our repurchase agreement borrowings.  In general, the repricing of our repurchase agreement borrowings occurs more quickly, including the impact of Swaps, than the repricing of our assets.  Therefore, on average, our cost of borrowings generally rises or falls more quickly in response to changes in market interest rates than would the yield on our interest-earning assets.

At December 31, 2010, MFA’s $8.803 billion of Agency and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset, is presented below:

	Agency MBS		Non-Agency MBS		Total
		Average		Average		Average
		Months to		Months to		Months to
(Dollars in Thousands)	Market Value	Reset (1)	Market Value	Reset (1)	Market Value	Reset (1)
Time to Reset:
< 2 years (2)	$1,875,645	8	$1,596,052	10	$3,471,697	9
2-5 years	2,939,229	46	253,733	46	3,192,962	46
> 5 years	500,450	77	370,161	71	870,611	74
ARM-MBS Total	$5,315,324	35	$2,219,946	24	$7,535,270	32
15-year fixed	$665,299		$—		$665,299
30-year fixed	—		594,748		594,748
40-year fixed	—		7,762		7,762
Fixed Rate Total	$665,299		$602,510		$1,267,809
MBS Total	$5,980,623		$2,822,456		$8,803,079

(1)  Months To Reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(2)  Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2010 and December 31, 2009.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2010 and 2009.

	December 31, 2010
			Estimated
			Value of
			Financial		Percentage	Percentage
	Estimated	Estimated	Instruments	Estimated	Change in Net	Change in
	Value	Value of	Carried at Fair	Change in	Interest	Portfolio
Change in Interest Rates	of MBS (1)	Swaps	Value (2)	Fair Value	Income (3)	Value
(Dollars in Thousands)
+100 Basis Point Increase	$8,664,126	$(90,756)	$8,573,370	$(90,567)	(7.12)%	(1.05)%
+ 50 Basis Point Increase	$8,738,686	$(114,949)	$8,623,737	$(40,200)	(3.34)%	(0.46)%
Actual at December 31, 2010	$8,803,079	$(139,142)	$8,663,937	$—	—	—
- 50 Basis Point Decrease	$8,857,304	$(163,335)	$8,693,969	$30,032	0.96%	0.35%
-100 Basis Point Decrease	$8,901,362	$(187,528)	$8,713,834	$49,897	(1.11)%	0.58%

	December 31, 2009
	Estimated Value	Estimated Value of	Estimated Value of Financial Instruments Carried at Fair	Estimated Change in	Percentage Change in Net Interest	Percentage Change in Portfolio
Change in Interest Rates	of MBS (1)	Swaps	Value (2)	Fair Value	Income (3)	Value
(Dollars in Thousands)
+100 Basis Point Increase	$8,897,702	$(98,397)	$8,799,305	$(135,726)	(6.00)%	(1.52)%
+ 50 Basis Point Increase	$9,004,108	$(125,430)	$8,878,678	$(56,353)	(2.88)%	(0.63)%
Actual at December 31, 2009	$9,087,494	$(152,463)	$8,935,031	$—	—	—
- 50 Basis Point Decrease	$9,147,860	$(179,497)	$8,968,363	$33,332	0.83%	0.37%
-100 Basis Point Decrease	$9,185,205	$(206,530)	$8,978,675	$43,644	(0.48)%	0.49%

(1)  Includes MBS that are reported as a component of Linked Transactions on our consolidated balance sheet.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)  Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Tables and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2010 and December 31, 2009.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Tables above.

The Shock Tables quantify the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Tables present the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at December 31, 2010 and December 31, 2009, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At December 31, 2010, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.80, which is the weighted average of 1.14 for our Agency MBS and 0.00 for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.46), which is the weighted average of (0.66) for our Agency MBS and 0.00 for our Non-Agency MBS.  At December 31, 2009, we used a calculated effective duration of 0.99 and expected convexity of (1.01).  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreement borrowings.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our repurchase agreements are generally shorter term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

MARKET VALUE RISK

All of our MBS, comprised of Agency MBS and Non-Agency MBS, are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  The fair value of our MBS and Linked Transactions are impacted by changes in interest rates and yield curves.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At December 31, 2010, our Non-Agency MBS had a fair value of $2.078 billion and an amortized cost of $1.847 billion, comprised of gross unrealized gains of $251.4 million and gross unrealized losses of $20.2 million.  At December 31, 2010, Linked Transactions included MBS with a fair value of $744.4 million, including unrealized gains of $25.6 million, which have been reflected through earnings to date as a component of net gains on Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS and Non-Agency MBS underlying our Linked Transactions at December 31, 2010.  Information presented with respect to weighted average loan to value, weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or any changes in a borrowers’ credit score or the current use or status of the mortgaged property.

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher (1)			Below 715 (1)
			2005			2005
Year of Securitization (2)	2007	2006	and Prior	2007	2006	and Prior	Total
(Dollars in Thousands)
Number of securities	57	74	77	11	16	23	258
MBS current face	$1,076,774	$983,988	$935,830	$169,024	$308,718	$210,435	$3,684,769
Gross purchase discounts	$(294,939)	$(320,064)	$(198,904)	$(83,573)	$(131,732)	$(44,932)	$(1,074,144)
Purchase discount designated as Credit Reserve (3)	$(233,689)	$(227,302)	$(116,307)	$(76,665)	$(115,034)	$(30,425)	$(799,422)
MBS amortized cost (4)	$765,560	$662,288	$733,133	$85,452	$152,686	$166,487	$2,565,606
MBS fair value	$832,049	$756,061	$779,289	$103,620	$178,329	$173,108	$2,822,456
Weighted average fair value to current face	77.3%	76.8%	83.3%	61.3%	57.8%	82.3%	76.6%
Weighted average coupon (5)	5.62%	5.33%	3.86%	4.48%	3.38%	4.04%	4.77%
Weighted average loan age (months) (5) (6)	47	55	68	46	54	73	57
Weighted average loan to value at origination (5) (7)	71%	71%	70%	74%	72%	72%	71%
Weighted average FICO score at origination (5) (7)	734	731	728	702	704	705	726
Owner-occupied loans	89.3%	88.1%	86.1%	81.6%	80.9%	82.2%	86.7%
Rate-term refinancings	26.9%	19.0%	16.8%	20.5%	13.5%	12.7%	20.0%
Cash-out refinancings	30.1%	28.5%	25.2%	34.8%	35.2%	33.7%	29.3%
3 Month CPR (6)	17.1%	16.8%	13.6%	14.7%	13.2%	10.9%	15.3%
3 Month CRR (6) (8)	11.7%	11.2%	9.1%	5.4%	4.4%	7.3%	9.7%
3 Month CDR (6) (8)	6.2%	6.2%	4.1%	9.7%	9.1%	3.8%	5.9%
60+ days delinquent (7)	23.0%	23.1%	15.8%	37.4%	35.2%	23.0%	22.9%
Credit enhancement (7) (9)	5.4%	6.6%	9.5%	6.3%	5.1%	18.8%	7.5%

(1) FICO score is a credit score used by major credit bureaus to indicate a borrower’s creditworthiness. FICO scores are reported borrower FICO scores at origination for each loan.

(2)  Certain of our Non-Agency MBS have been resecuritized. The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of resecuritization). No information has been updated with respect to any MBS that have been resecuritized.

(3) Purchase discounts designated as Credit Reserve are not expected to be accreted into interest income.
(4) Amortized cost is reduced by cumulative other-than-temporary impairments of $46.4 million.
(5) Weighted average is based on MBS current face at December 31, 2010.
(6) Information provided is based on loans for individual groups owned by us.
(7) Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.
(8) CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(9)  Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral. A particular security will not be subject to principal loss so long as its credit enhancement is greater than zero.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at December 31, 2010:

Property Location	Percent
Southern California	28.1%
Northern California	18.5%
Florida	8.2%
New York	4.8%
Virginia	3.8%
Maryland	3.0%

LIQUIDITY RISK

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.  Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are a component of our Linked Transactions, and Swaps.  At December 31, 2010, we had $899.4 million of assets available to meet potential margin calls, comprised of cash and cash equivalents of $345.2 million, unpledged Agency MBS of $460.7 million and excess collateral of $93.5 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreement borrowings could increase, causing an adverse change in our liquidity position.  As such, we cannot assure that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

CREDIT RISK

Although we do not expect to encounter credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Our Non-Agency investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.

PREPAYMENT RISK

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on our MBS are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.  Generally, if prepayments on our Non-Agency MBS are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments could result.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Financial, Inc.

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Financial, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations, its comprehensive income/(loss), and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments with the adoption of the guidance originally issued in FASB Staff Position FAS115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topic 320, Investments-Debt and Equity Securities) effective April 1, 2009. The Company adopted the guidance in FASB Staff Position FAS140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (codified in FASB ASC Topic 860, Transfers and Servicing) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MFA Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 14, 2011

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Per Share Amounts)	2010	2009
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($5,519,879 and $7,597,136 pledged as collateral, respectively)	$5,980,623	$7,664,851
Non-Agency MBS, at fair value ($867,655 and $240,694 pledged as collateral, respectively)	1,372,383	1,093,103
Non-Agency MBS transferred to a consolidated variable interest entity (“VIE”) (1)	705,704	—
Cash and cash equivalents	345,243	653,460
Restricted cash	41,927	67,504
MBS linked transactions, net (“Linked Transactions”), at fair value	179,915	86,014
Interest receivable	38,215	41,775
Real estate, net	10,732	10,998
Goodwill	7,189	7,189
Prepaid and other assets	5,476	2,315
Total Assets	$8,687,407	$9,627,209

Liabilities:
Repurchase agreements	$5,992,269	$7,195,827
Securitized debt (2)	220,933	—
Accrued interest payable	8,007	13,274
Mortgage payable on real estate	—	9,143
Interest rate swap agreements (“Swaps”), at fair value	139,142	152,463
Dividends and dividend equivalents rights (“DERs”) payable	67,040	76,286
Accrued expenses and other liabilities	9,569	11,954
Total Liabilities	$6,436,960	$7,458,947

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; Series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 280,481 and 280,078 issued and outstanding, respectively	2,805	2,801
Additional paid-in capital, in excess of par	2,184,493	2,180,605
Accumulated deficit	(191,569)	(202,189)
Accumulated other comprehensive income	254,680	187,007
Total Stockholders’ Equity	$2,250,447	$2,168,262
Total Liabilities and Stockholders’ Equity	$8,687,407	$9,627,209

(1)  Non-Agency MBS transferred to a consolidated VIE included in the Consolidated Balance Sheet at December 31, 2010 represents assets of a consolidated VIE that can be used only to settle the obligations of the VIE.

(2)  Securitized Debt included in the Consolidated Balance Sheet at December 31, 2010, represents third-party liabilities of a consolidated VIE and excludes liabilities of the VIE acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIE have no recourse to the general credit of the Company.  (See Notes 9 and 14 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2010	2009	2008

Interest Income:
Agency MBS	$250,602	$440,357	$499,887
Non-Agency MBS	127,070	64,107	19,851
Non-Agency MBS transferred to a consolidated VIE	13,281	—	—
Cash and cash equivalent investments	385	1,097	7,729
Income notes	—	—	50
Interest Income	$391,338	$505,561	$527,517

Interest Expense:
Repurchase agreements	$144,212	$229,406	$342,688
Securitized debt	913	—	—
Total Interest Expense	$145,125	$229,406	$342,688

Net Interest Income	$246,213	$276,155	$184,829

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(6,042)	$(85,110)	$(5,051)
Portion of loss (reclassified from)/recognized in other comprehensive income	(6,235)	67,182	—
Net Impairment Losses Recognized in Earnings	$(12,277)	$(17,928)	$(5,051)

Other Income/(Loss), Net:
Gain on Linked Transactions, net	$53,762	$8,829	$—
Gain/(loss) on sale of MBS, net	33,739	22,617	(24,530)
Revenue from operations of real estate	1,464	1,520	1,603
Loss on termination of Swaps	—	—	(92,467)
Loss on termination of repurchase agreements	(26,815)	—	—
Miscellaneous other income, net	—	43	298
Other Income/(Loss), Net	$62,150	$33,009	$(115,096)

Operating and Other Expense:
Compensation and benefits	$16,092	$14,065	$10,470
Other general and administrative expense	8,571	7,189	6,638
Real estate operating expense, mortgage interest and prepayment penalty	1,661	1,793	1,777
Operating and Other Expense	$26,324	$23,047	$18,885

Net Income	$269,762	$268,189	$45,797
Less: Preferred Stock Dividends	8,160	8,160	8,160
Net Income Available to Common Stock and Participating Securities	$261,602	$260,029	$37,637

Earnings Per Share - Basic and Diluted	$0.93	$1.06	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008

Net Income	$269,762	$268,189	$45,797
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on MBS, net	108,088	433,733	(95,474)
Reclassification adjustment for MBS sales	(41,459)	(3,352)	(8,241)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	(12,277)	(17,928)	1,500
Unrealized gain/(loss) on Swaps, net	13,321	84,828	(186,530)
Reclassification adjustment for net losses included in net income from Swaps	—	—	48,972
Comprehensive Income/(Loss)	$337,435	$765,470	$(193,976)
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$329,275	$757,310	$(202,136)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2010		2009		2008
(In Thousands, Except Per Share Amounts)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at beginning and end of year	$38	3,840	$38	3,840	$38	3,840

Common Stock, Par Value $.01:
Balance at beginning of year	$2,801	280,078	$2,195	219,516	$1,229	122,887
Issuance of common stock	4	403	606	60,562	966	96,629
Balance at end of year	$2,805	280,481	$2,801	280,078	$2,195	219,516

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$2,180,605		$1,775,933		$1,085,760
Issuance of common stock, net of expenses	605		402,646		688,863
Shares issued for common stock option exercises, net of shares withheld	—		116		(46)
Equity-based compensation expense	3,283		1,910		1,356
Balance at end of year	$2,184,493		$2,180,605		$1,775,933

Accumulated Deficit:
Balance at beginning of year	$(202,189)		$(210,815)		$(89,263)
Net income	269,762		268,189		45,797
Dividends declared on common stock	(250,079)		(250,576)		(158,512)
Dividends declared on preferred stock	(8,160)		(8,160)		(8,160)
Dividends attributable to DERs	(903)		(827)		(677)
Balance at end of year	$(191,569)		$(202,189)		$(210,815)

Accumulated Other Comprehensive Income:
Balance at beginning of year	$187,007		$(310,274)		$(70,501)
Change in unrealized gains on MBS, net	54,352		412,453		(102,215)
Change in unrealized losses on Swaps	13,321		84,828		(137,558)
Balance at end of year	$254,680		$187,007		$(310,274)

Total Stockholders’ Equity at end of the year	$2,250,447		$2,168,262		$1,257,077

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008

Cash Flows From Operating Activities:
Net income	$269,762	$268,189	$45,797
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sale of MBS	—	—	25,101
Gains on sale of MBS	(33,739)	(22,617)	(571)
Losses on termination of repurchase agreements	26,815	—	—
Losses on termination of Swaps	—	—	92,467
Other-than-temporary impairment charges	12,277	17,928	5,051
Net amortization of purchase premiums and discounts on MBS	5,777	6,560	18,871
Decrease/(increase) in interest receivable	3,560	7,949	(6,114)
Depreciation and amortization on real estate	730	512	451
Unrealized gain and other on Linked Transactions	(34,366)	(5,436)	—
(Increase)/decrease in prepaid and other assets and other	(509)	(350)	78
(Decrease)/increase in accrued expenses and other liabilities	(2,385)	5,924	997
(Decrease)/increase in accrued interest payable	(5,267)	(10,593)	3,655
Equity-based compensation expense	3,283	1,910	1,356
Negative amortization and principal accretion on MBS	—	(12)	(534)
Net cash provided by operating activities	$245,938	$269,964	$186,605

Cash Flows From Investing Activities:
Principal payments on MBS	$3,090,876	$1,933,202	$1,380,547
Proceeds from sale of MBS	939,119	650,908	1,851,019
Purchases of MBS	(3,114,178)	(808,887)	(5,202,083)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(438)	(666)	(180)
Net cash provided by/(used in) investing activities	$915,379	$1,774,557	$(1,970,697)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(50,150,577)	$(61,374,609)	$(63,987,878)
Proceeds from borrowings under repurchase agreements	48,867,927	59,531,600	65,500,700
Proceeds from issuance of securitized debt	246,307	—	—
Principal payments on securitized debt	(25,374)	—	—
Payments to terminate repurchase agreements	(26,815)	—	—
Payments made for resecuritization related costs	(3,154)	—	—
Cash disbursements on financial instruments underlying Linked Transactions	(1,824,496)	(353,235)	—
Cash received from financial instruments underlying Linked Transactions	1,697,517	272,657	—
Payments on termination of Swaps	—	—	(91,868)
Payments made for margin calls on repurchase agreements and Swaps	(435,797)	(161,808)	(263,191)
Proceeds from reverse margin calls on repurchase agreements and Swaps	461,850	159,626	202,459
Proceeds from issuances of common stock	609	403,368	689,783
Dividends paid on preferred stock	(8,160)	(8,160)	(8,160)
Dividends paid on common stock and DERs	(260,228)	(221,501)	(130,843)
Principal amortization and prepayment on mortgage loan	(9,143)	(166)	(153)
Net cash (used in)/provided by financing activities	$(1,469,534)	$(1,752,228)	$1,910,849
Net (decrease)/increase in cash and cash equivalents	$(308,217)	$292,293	$126,757
Cash and cash equivalents at beginning of period	$653,460	$361,167	$234,410
Cash and cash equivalents at end of period	$345,243	$653,460	$361,167

Supplemental Disclosure of Cash Flow Information:
Interest paid	$150,692	$241,912	$339,687
Noncash investing and financing activities:
MBS recorded upon de-linking of Linked Transactions	$146,535	$—	$—
Repurchase agreements recorded upon de-linking of Linked Transactions	$79,092	$—	$—
Dividends and DERs declared and unpaid	$67,040	$76,286	$46,385

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

The consolidated financial statements of the Company include the accounts of all subsidiaries and entities for which the Company is the primary beneficiary; significant intercompany accounts and transactions have been eliminated.

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

(b)  Agency and Non-Agency MBS (including Non-Agency MBS transferred to a consolidated VIE)

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate of the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively provides credit protection against future credit losses and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be accreted into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are indicative of market activity.  In determining the fair value of its Non-Agency MBS, management considers a number of observable market data points including prices obtained from third-party pricing services, and brokers, as well as dialogue with market participants.  (See Note 13)

Impairments

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an other-than-temporary impairment through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the other-than-temporary impairment related to credit losses, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if a repurchase agreement is determined to be linked to the purchase of an MBS, then the MBS and linked repurchase borrowing will be reported net, as Linked Transactions.  (See Notes 2(m) and 4)

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2010 or December 31, 2009.  At December 31, 2010, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $41.9 million and $67.5 million at December 31, 2010 and December 31, 2009, respectively.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At December 31, 2010 and December 31, 2009, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  For the years ended December 31, 2010, 2009 and 2008, the Company did not recognize any impairment against its goodwill.

(f)  Depreciation

Real Estate

The Company has 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia, through Lealand Place, LLC (“Lealand”), an indirect, wholly-owned subsidiary.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6)

The property, capital improvements and other assets held in connection with this investment are carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements are expensed in the period incurred, while real estate assets, except land, and capital improvements are depreciated over their useful life using the straight-line method.  The estimated life is 27.5 years for buildings and five to seven years for furniture and fixtures.

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(g)  Resecuritization Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by a consolidated VIE, which the Company incurred in connection with the October 2010 resecuritization transaction.  These costs include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheet at December 31, 2010 in prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests.

(h)  Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as a sale and repurchase, the Company accounts for its repurchase agreements as secured borrowings, with the exception of those repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(m) below).  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company has satisfied all of its margin calls and has never sold assets in response to a margin call.

The Company’s repurchase financing typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  (See Notes 2(m), 4, 7, 8 and 13)

(i)  Equity Based Compensation

Compensation expense for equity based awards is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  With respect to awards granted in 2009 and prior years, the Company has applied a zero forfeiture rate for these awards, as they were granted to a limited number of employees, and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures may occur, would result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the determination of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

Payments pursuant to DERs, which are attached to certain equity based awards, are charged to stockholders’ equity when declared to the extent the underlying equity award is expected to vest.  Compensation expense is recognized for DERs to the extent that associated equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to the Company.  (See Notes 2(j) and 12)

(j)  Earnings per Common Share (“EPS”)

Basic earnings per common share is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both common stock shares and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 11)

(k)  Comprehensive Income

The Company’s comprehensive income includes net income, the change in net unrealized gains/(losses) on its MBS and hedging instruments, adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income for MBS and is reduced by dividends declared on the Company’s preferred stock.

(l)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT.  A REIT is not subject to tax on its earnings to the extent that it distributes at least 90% of its annual REIT taxable income to its stockholders.  As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  To the extent that the company incurs interest and/or penalties in

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

connection with its tax obligations, such amounts shall be classified as income tax expense on the Company’s consolidated statements of operations.

(m)  Derivative Financial Instruments

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4, 8 and 13)

Non-Hedging Activity/Linked Transactions

On January 1, 2009, the Company adopted new accounting guidance required for certain transfers of financial assets and repurchase financings.  Given that this guidance was prospective, the initial adoption had no impact on the Company’s historical consolidated financial statements.  Under this accounting guidance, it is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and repurchase financing of this MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheet.  Changes in the fair value of Linked Transactions are reported as gains or losses on the Company’s consolidated statements of operations and are not included in other comprehensive income.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS.  (See Notes 4, 8 and 13)

(n)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

(o)  Variable Interest Entities

An entity is referred to as a VIE if it meets at least one of the following criteria:  (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support of other parties; or (2) as a group, the holders of the equity investment at risk lack (a) the power to direct the activities of a entity that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses; or (c) the right to receive the expected residual returns; or (3) have disproportional voting rights and the entity’s activities are conducted on behalf of the investor that has disproportionally few voting rights.

The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.   The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

In October 2010, the Company entered into a resecuritization transaction that resulted in the Company consolidating a VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization where transferred.  In evaluating the accounting to be applied to the resecuritization transaction, the Company evaluated whether the entity used to facilitate the transaction was a VIE and, if so, whether it should be consolidated.  Based on its evaluation, the Company concluded that this VIE should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as a secured financing under GAAP.

Prior to the completion of the resecuritization transaction in 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 14)

(p)  New and Proposed Accounting Standards and Interpretations

Accounting Standards Codification

See Note 2(a)

Other-than-temporary Impairments, Determining Fair Value and Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the Company adopted new accounting guidance that was issued with respect to determining when other-than-temporary impairment has occurred and how to measure the component of an impairment loss to be recorded in earnings, fair value when the volume and level of activity for an asset or liability have significantly decreased, identifying transactions that are not orderly and interim disclosures about fair value of financial instruments.  This guidance is summarized as follows:

An other-than-temporary impairment is deemed to exist if an entity does not expect to recover the entire amortized cost basis of a security, or, for securities rated lower than AA at the time they are acquired, if there have been credit-related adverse cash flow changes.  Among other things, the new accounting guidance addressed: (i) the determination as to when an investment is considered impaired; (ii) whether that impairment is other-than-temporary; (iii) the measurement of an impairment loss; (iv) accounting considerations subsequent to the recognition of an other-than-temporary impairment; and (v) certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  Should an other-than-temporary impairment exist on a security that the Company expects to continue to hold, the security is written down, with the total other-than-temporary impairment bifurcated into (i) the amount related to expected credit losses, which are recognized through earnings, and (ii) the amount related to all other factors, which are recognized as a component of other comprehensive income/(loss).  The disclosures required by this new accounting guidance are included in Note 3 to the Company’s consolidated financial statements.  The Company’s adoption of this new accounting guidance required a reassessment of all securities which were other-than-temporarily impaired through March 31, 2009.  This reassessment did not result in a cumulative effect adjustment to any component of stockholders’ equity in connection with its adoption.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Additional guidance was provided for fair value measures in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value

On January 1, 2010, the Company adopted the amendments in an Accounting Standards Update (“ASU”) 2010-06, which require additional fair value disclosures, including:  (i) separate disclosure of significant transfers of financial instruments into and out of Level 3 and the reasons for such transfers; (ii) the amount of transfers of financial instruments between Level 1 and Level 2 and the reasons for such transfers; (iii) lower level of disaggregation for fair value disclosures (by class rather than major category) and: (iv) additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements.  The adoption of this standard did not result in any change to the Company’s disclosures, as there have been no transfers among the Company’s Level 1 or Level 2 financial instruments, and the Company had no financial instruments designated as Level 3 within the fair value hierarchy.  In addition, for fiscal years beginning after December 15, 2010 (and for interim periods within those fiscal years), ASU 2010-06 requires separate disclosure of purchases, sales, issuances, and settlements in the Level 3 rollforward.  The Company does not anticipate the adoption of the additional disclosure provisions of ASU 2010-06 beginning on January 1, 2011 to have an impact on its consolidated financial statements.

Accounting for Transfers of Financial Assets/Consolidation

On June 12, 2009, the FASB issued new accounting guidance for transfers of financial assets which: (i) eliminated the concept of a QSPE and its exemption from consolidation as a VIE; (ii) clarified that the objective of determining whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer; (iii) modified the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and (iv) defined the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Under this new accounting, when the transfer of financial assets is accounted for as a sale, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the transfer, including any retained beneficial interest.  In addition, transactions facilitated using VIEs will no longer be accounted for off-balance sheet when an entity retains control over assets transferred in this process.  The initial implementation of this guidance on January 1, 2010 did not have any impact on the Company’s consolidated financial statements, as it had no off-balance sheet transactions, no QSPEs, nor had it transferred assets through a securitization prior to this date.

In conjunction with new accounting guidance for transfers of financial assets, the FASB issued new guidance that requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  In addition, enhanced disclosures are required to provide users of financial statements with more transparent information about and an enterprise’s involvement in a VIE and also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The Company’s adoption of this new accounting on January 1, 2010 did not have any impact on the Company, as it was not the primary beneficiary of any VIE at that date.

Derivatives and Hedging

In February 2010, the FASB issued an ASU which included technical corrections with respect to Derivatives and Hedging and the four-step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.  This update became effective for the Company as of January 1, 2010.  The update had no material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued an ASU clarifying previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

3.      MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS.  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (“Floaters”) (collectively, “ARM-MBS”); and (iv) 15-year and longer-term fixed rate mortgages.  MBS do not have a single maturity date, and further, the mortgage loans underlying ARM-MBS do not all reset at the same time.

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  Non-Agency MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note.  (See Notes 4 and 8)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

Non-Agency MBS (including Non-Agency MBS transferred to a VIE):  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the senior most tranches from the MBS structure.  Within the Company’s Non-Agency MBS portfolio are securities that were purchased beginning in late 2008 at discounts to par and, to a lesser extent, Non-Agency MBS that were purchased at or near par by the Company prior to July 2007.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The following tables present certain information about the Company’s MBS at December 31, 2010 and December 31, 2009:

	December 31, 2010
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,083,076	$88,654	$(210)	$—	$5,171,520	$5,323,475	$157,365	$(5,410)	$151,955
Freddie Mac	602,921	16,171	—	—	628,355	638,582	12,744	(2,517)	10,227
Ginnie Mae	17,830	311	—	—	18,141	18,566	425	—	425
Total Agency MBS	5,703,827	105,136	(210)	—	5,818,016	5,980,623	170,534	(7,927)	162,607
Non-Agency MBS (3)
Rated AAA	2,157	52	—	—	2,209	1,994	—	(215)	(215)
Rated AA	33,257	905	(446)	—	33,716	30,805	334	(3,245)	(2,911)
Rated A	26,761	43	(6,441)	(1,632)	18,731	22,968	4,773	(536)	4,237
Rated BBB	44,313	27	(2,329)	(840)	41,171	39,468	438	(2,141)	(1,703)
Rated BB	44,305	—	(3,671)	(2,250)	38,384	42,441	4,057	—	4,057
Rated B	93,552	—	(15,108)	(7,173)	71,271	80,976	9,753	(48)	9,705
Rated CCC	764,579	—	(69,899)	(192,503)	502,177	565,043	67,382	(4,516)	62,866
Rated CC	620,114	—	(54,361)	(196,106)	369,647	432,542	63,179	(284)	62,895
Rated C	1,004,627	—	(60,308)	(281,070)	663,249	745,292	88,388	(6,345)	82,043
Unrated and D-rated (4)	187,824	—	(16,403)	(65,104)	106,317	116,558	13,131	(2,890)	10,241
Total Non-Agency MBS	2,821,489	1,027	(228,966)	(746,678)	1,846,872	2,078,087	251,435	(20,220)	231,215
Total MBS	$8,525,316	$106,163	$(229,176)	$(746,678)	$7,664,888	$8,058,710	$421,969	$(28,147)	$393,822

	December 31, 2009
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$6,723,557	$88,712	$(544)	$—	$6,811,725	$7,056,211	$247,964	$(3,478)	$244,486
Freddie Mac	545,787	8,327	—	—	567,049	585,462	18,589	(176)	18,413
Ginnie Mae	22,353	397	—	—	22,750	23,178	428	—	428
Total Agency MBS	7,291,697	97,436	(544)	—	7,401,524	7,664,851	266,981	(3,654)	263,327
Non-Agency MBS (3)
Rated AAA	38,125	1,084	—	—	39,209	29,971	—	(9,238)	(9,238)
Rated AA	23,594	29	(5,797)	(2,640)	15,186	18,300	3,477	(363)	3,114
Rated A	32,849	54	(6,873)	(61)	25,969	26,416	2,613	(2,166)	447
Rated BBB	97,412	23	(6,239)	(8,755)	82,441	80,556	3,755	(5,640)	(1,885)
Rated BB	53,184	—	(7,401)	(12,250)	33,533	38,676	6,228	(1,085)	5,143
Rated B	73,343	—	(15,574)	(15,537)	42,232	53,853	11,621	—	11,621
Rated CCC	575,112	53	(47,178)	(217,738)	310,249	350,495	49,024	(8,778)	40,246
Rated CC	601,050	—	(48,057)	(169,847)	383,146	406,709	48,908	(25,345)	23,563
Rated C	101,820	—	(9,667)	(38,695)	53,458	63,560	10,149	(47)	10,102
Unrated and D-rated (4)	41,257	—	(2,533)	(7,187)	31,537	24,567	78	(7,048)	(6,970)
Total Non-Agency MBS	1,637,746	1,243	(149,319)	(472,710)	1,016,960	1,093,103	135,853	(59,710)	76,143
Total MBS	$8,929,443	$98,679	$(149,863)	$(472,710)	$8,418,484	$8,757,954	$402,834	$(63,364)	$339,470

(1)  Discount designated as Credit Reserve and amounts related to other-than-temporary impairments (“OTTI”) are generally not expected to be accreted into interest income.  Amounts disclosed at December 31, 2010 reflect Credit Reserve of $700.3 million and OTTI of $46.4 million.  Amounts disclosed at December 31, 2009 reflect Credit Reserve of $455.0 million and OTTI of $17.7 million.

(2) Includes principal payments receivable of $9.3 million and $12.9 million at December 31, 2010 and December 31, 2009, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to a consolidated VIE, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 13 MBS, which were D-rated and had an aggregate amortized cost and fair value of $98.6 million and $105.9 million, respectively, at December 31, 2010 and two MBS, which were D-rated and had an aggregate amortized cost and fair value of $29.9 million and $22.8 million, respectively, at December 31, 2009.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The table below presents the repricing characteristics of mortgages underlying the Company’s MBS portfolios as of December 31, 2010:

	December 31, 2010
	Agency MBS	Non-Agency MBS	Total	Percent
Underlying Mortgages	Fair Value (1)	Fair Value (2)	MBS (1)	of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$4,531,821	$1,151,950	$5,683,771	70.61%
Hybrids in adjustable period	592,775	358,600	951,375	11.82
15-year fixed rate	665,299	8	665,307	8.26
Greater than 15-year fixed rate	—	473,253	473,253	5.88
Floaters	181,464	94,276	275,740	3.43
Total	$5,971,359	$2,078,087	$8,049,446	100.00%

(1) Does not include principal receivable in the amount of $9.3 million.
(2) Does not reflect $744.4 million of Non-Agency MBS underlying the Company’s Linked Transactions.

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss positionat December 31, 2010:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$417,097	$3,957	30	$50,510	$1,453	9	$467,607	$5,410
Freddie Mac	265,713	2,401	20	3,166	116	1	268,879	2,517
Total Agency MBS	682,810	6,358	50	53,676	1,569	10	736,486	7,927
Non-Agency MBS:
Rated AAA	—	—	—	1,994	215	2	1,994	215
Rated AA	—	—	—	29,515	3,245	3	29,515	3,245
Rated A	6,610	97	1	1,714	439	2	8,324	536
Rated BBB	—	—	—	20,772	2,141	2	20,772	2,141
Rated B	52	48	1	—	—	—	52	48
Rated CCC	55,679	520	6	24,384	3,996	4	80,063	4,516
Rated CC	19,932	284	3	—	—	—	19,932	284
Rated C	92,387	1,031	5	97,245	5,314	2	189,632	6,345
Unrated and other	6,322	187	2	22,004	2,703	1	28,326	2,890
Total Non-Agency MBS	180,982	2,167	18	197,628	18,053	16	378,610	20,220
Total MBS	$863,792	$8,525	68	$251,304	$19,622	26	$1,115,096	$28,147

At December 31, 2010, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by a consolidated VIE, no entity has the ability to cause the sale of such assets by the VIE prior to the maturity of these Non-Agency MBS.

Gross unrealized losses on the Company’s Agency MBS were $7.9 million at December 31, 2010.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is “more likely than not” that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at December 31, 2010 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to a consolidated VIE) were $20.2 million at December 31, 2010.  The Company does not consider these unrealized losses to be credit related, but are rather due to non-credit related factors, including a widening of interest rate

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

spreads relative to the spreads that existed when such assets were acquired and market fluctuations.

The Company recognized credit-related, OTTI losses of $6.4 million through earnings during the year ended December 31, 2010 on seven Non-Agency MBS.  An additional $5.9 million OTTI was recorded on one Non-Agency MBS following a re-assessment of the underlying terms of the security, based on clarification regarding an inconsistency between certain of the transaction documents associated with the bond.  At December 31, 2010, these impaired Non-Agency MBS had an aggregate amortized cost of $161.3 million.  During 2009, the Company recognized OTTI losses of $85.1 million in connection with 12 Non-Agency MBS, of which $17.9 million was credit related and included in earnings and $67.2 million was not considered credit related and recognized in other comprehensive income.

MBS on which OTTI is recognized have experienced, or are expected to experience, adverse cash flow changes.  The Company’s estimation of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Significant judgment is used in both the Company’s analysis of the expected cash flows for its MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
OTTI included in earnings	$12,277	$17,928	$5,051
OTTI (reclassified from)/recognized in other comprehensive income	(6,235)	67,182	—
Total OTTI losses	$6,042	$85,110	$5,051

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in other comprehensive income.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

		For the Period
	For the Year Ended	from April 1, 2009
(In Thousands)	December 31, 2010	Through December 31, 2009
Credit loss component of OTTI at beginning of period	$17,928	$1,549
Additions for credit related OTTI not previously recognized	—	9,540
Subsequent additional credit related OTTI recorded	6,419	6,839
Credit loss component of OTTI at end of period	$24,347	$17,928

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The significant inputs considered and assumptions made in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS are summarized as follows:

		For the Period
	For the Year Ended	from April 1, 2009
(Dollars in Thousands)	December 31, 2010	Through December 31, 2009
Credit enhancement (1) (2)
Weighted average (3)	6.30%	6.54%
Range (4)	0.00% - 23.11%	0.00% - 18.32%

Projected CPR (2) (5)
Weighted average (3)	11.22%	11.29%
Range (4)	5.19% - 19.85%	5.97% - 16.37%

Projected Loss Severity (2) (6)
Weighted average (3)	51.48%	48.55%
Range (4)	45.00% - 62.00%	45.00% - 60.00%

60+ days delinquent (2) (7)
Weighted average (3)	20.56%	18.13%
Range (4)	5.46% - 36.76%	13.06% - 21.63%

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

The following table presents the impact on accumulated other comprehensive income/(loss) of the Company’s MBS for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Accumulated other comprehensive income/(loss) from MBS:
Unrealized gain/(loss) on MBS at beginning of period	$339,470	$(72,983)	$29,232
Unrealized gain/(loss) on MBS, net	108,088	433,733	(95,474)
Reclassification adjustment for MBS sales included in net income	(41,459)	(3,352)	(8,241)
Reclassification adjustment for OTTI charge included in net income	(12,277)	(17,928)	1,500
Balance at end of period	$393,822	$339,470	$(72,983)

Purchase Discounts on Non-Agency MBS

During 2010, the Company reallocated $87.4 million of purchase discount designated as Credit Reserve to accretable purchase discount on its Non-Agency MBS.  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the asset.  Therefore, the Company expects that amounts reallocated to accretable purchase discount will be reflected in interest income over the life of these Non-Agency MBS.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009
	Discount		Discount
	Designated as	Accretable	Designated as	Accretable
(In Thousands)	Credit Reserve (1)	Discount (1)	Credit Reserve (1)	Discount (1)
Balance at beginning of period	$(455,004)	$(149,319)	$(6,077)	$(7,517)
Accretion of discount, net	—	34,759	—	17,335
Realized credit losses	3,911	—	—	—
Purchases	(329,551)	(23,162)	(457,475)	(151,393)
Sales	7,856	683	—	—
Reclassification adjustment for other-than-temporary impairments	17,190	410	196	608
Unlinking of Linked Transactions	(32,086)	(4,981)	—	—
Transfers from/(to)	87,356	(87,356)	8,352	(8,352)
Balance at end of period	$(700,328)	$(228,966)	$(455,004)	$(149,319)

(1)  In addition, the Company reallocated $19.3 million of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2010.  The Company reallocated $30,000 of accretable purchase discount to purchase discount designated as Credit Reserve on Non-Agency MBS for the year ended December 31, 2009.

Sales of MBS

During 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gross gain of $654,000; all of these sales occurred during the first quarter of 2010.  During 2009, the Company sold 36 Agency MBS for $650.9 million realizing net gains of $22.6 million.  The Company has no continuing involvement with any MBS sold.

In response to tightening of market credit conditions in the first quarter of 2008, the Company decreased its debt-to-equity multiple.  In order to implement this strategy, the Company reduced its borrowings by selling MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million (comprised of gross losses of $25.1 million and gross gains of $571,000).

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In Thousands)	2010	2009	2008
Coupon interest	$291,138	$464,260	$518,504
Effective yield adjustment (1)	(40,536)	(23,903)	(18,617)
Agency MBS interest income	$250,602	$440,357	$499,887

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization and discount accretion based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to a consolidated VIE) for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Coupon interest	$105,592	$46,772	$20,105
Effective yield adjustment (1)	34,759	17,335	(254)
Non-Agency MBS interest income	$140,351	$64,107	$19,851

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

4.                   Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2010 and December 31, 2009:

		Balance Sheet	December 31,	December 31,
Derivative Instrument	Designation	Location	2010	2009
(In Thousands)
Linked Transactions, at fair value	Non-Hedging	Assets	$179,915	$86,014
Swaps, at fair value	Hedging	Liabilities	$(139,142)	$(152,463)

The Company’s Linked Transactions are evaluated on a combined basis, reported as a forward (derivative) instrument and are reported as assets on the Company’s consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value of Linked Transactions is reported as a net gain or loss in Other Income in the Company’s consolidated statements of operations.

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at December 31, 2010 and December 31, 2009:

Linked Transactions at December 31, 2010

Linked Repurchase Agreements
Maturity or Repricing	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$289,522	1.62%
>30 days to 90 days	277,765	1.62
Total	$567,287	1.62%

Linked MBS
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)
Rated AAA	$46,710	$46,367	$47,151	4.13%
Rated AA	57,634	54,176	61,389	3.51
Rated A	36,440	34,620	41,984	2.53
Rated BBB	69,397	66,848	78,741	3.38
Rated BB	14,536	14,456	17,513	2.51
Rated B	129,962	121,198	139,763	4.28
Rated CCC	216,398	211,302	255,667	4.98
Rated CC	89,833	86,509	110,518	5.45
Rated C	78,181	78,038	100,204	5.77
Unrated	5,278	5,220	10,350	6.00
Total	$744,369	$718,734	$863,280	4.56%

Linked Transactions at December 31, 2009

Linked Repurchase Agreements
Maturity or Repricing	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$209,468	1.89%
>30 days to 90 days	35,491	1.65
Total	$244,959	1.85%

Linked MBS
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)
Rated AA	$62,782	$60,985	$69,381	4.16%
Rated A	32,938	32,210	40,561	2.83
Rated BBB	127,038	125,826	146,502	4.98
Rated BB	53,644	53,172	64,131	5.05
Rated B	41,939	42,314	47,000	5.42
Rated CCC	11,199	11,199	13,999	5.19
Total	$329,540	$325,706	$381,574	4.67%

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The following table presents certain information about the components of the gain on Linked Transactions included in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009:

Components of Gain on Linked Transactions, net	For the Year Ended December 31,
(In Thousands)	2010	2009
Interest income attributable to MBS underlying Linked Transactions	$35,313	$6,249
Interest expense attributable to repurchase agreement borrowings underlying Linked Transactions	(6,432)	(1,254)
Change in fair value of Linked Transactions included in earnings	24,881	3,834
Gain on Linked Transactions	$53,762	$8,829

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

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2010.  All of the Company’s Swaps were in an unrealized loss position at December 31, 2010.  The aggregate fair value of assets needed to settle the Company’s Swaps immediately, if so required, was approximately $139.1 million.

At December 31, 2010, the Company had MBS with fair value of $153.5 million and restricted cash of $35.1 million pledged as collateral against its Swaps.  At December 31, 2009, the Company had MBS with fair value of $142.6 million and restricted cash of $39.4 million pledged against its Swaps.  (See Note 8)

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At December 31, 2010, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.

The Company’s Swaps, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such Swaps hedge fail to exist or fail to have terms that match those of the Swaps that hedge such borrowings.  At December 31, 2010, all of the Company’s Swaps were deemed effective for hedging purposes and no Swaps were terminated during the years ended December 31, 2010 and 2009.  The Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective during the years ended December 31, 2010 and 2009.  During the year ended December 31, 2008, the Company recognized a loss of $92.5 million on the termination of 48 Swaps with an aggregate notional amount of $1.637 billion in connection with the repayment of repurchase agreements that such Swaps hedged.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Interest expense attributable to Swaps	$111,791	$120,834	$54,005
Weighted average Swap rate paid	3.97%	4.22%	4.30%
Weighted average Swap rate received	0.30%	0.67%	3.05%

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

At December 31, 2010, the Company had Swaps with an aggregate notional amount of $2.805 billion, which had gross unrealized losses of $139.1 million and extended 23 months on average with a maximum term of approximately 53 months.

The Company entered into Swaps with an aggregate notional amount of $620.0 million during the year ended December 31, 2010.  The following table presents information about the Company’s Swaps at December 31, 2010 and December 31, 2009:

	December 31, 2010			December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$55,267	3.90%	0.28%	$62,050	3.90%	0.26%
Over 30 days to 3 months	160,589	4.35	0.27	132,987	4.06	0.25
Over 3 months to 6 months	169,258	4.02	0.28	185,921	4.00	0.26
Over 6 months to 12 months	257,482	4.09	0.28	440,204	4.24	0.25
Over 12 months to 24 months	833,302	4.40	0.27	642,595	4.12	0.25
Over 24 months to 36 months	849,351	3.10	0.26	833,302	4.40	0.25
Over 36 months to 48 months	360,042	3.32	0.27	469,351	4.25	0.24
Over 48 months to 60 months	120,170	2.87	0.27	210,042	4.30	0.24
Over 60 months	—	—	—	30,170	3.59	0.27
Total Swaps	$2,805,461	3.74%	0.27%	$3,006,622	4.23%	0.25%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

Impact of Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(152,463)	$(237,291)	$(99,733)
Unrealized gain/(loss) on Swaps, net	13,321	84,828	(186,530)
Reclassification adjustment for net losses included in net income from Swaps	—	—	48,972
Balance at end of period	$(139,142)	$(152,463)	$(237,291)

5.                   Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2010 and December 31, 2009:

	December 31,
(In Thousands)	2010	2009
MBS interest receivable:
Fannie Mae	$19,669	$30,212
Freddie Mac	3,351	4,863
Ginnie Mae	51	83
Non-Agency MBS	15,130	6,601
Total MBS interest receivable	38,201	41,759
Money market investments	14	16
Total interest receivable	$38,215	$41,775

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

6.                   Real Estate

The following table presents the summary of assets and liabilities of Lealand at December 31, 2010 and December 31, 2009:

	December 31,
(In Thousands)	2010	2009
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,732	$10,998
Cash and other assets	240	298
Mortgage payable (1)	—	(9,143)
Accrued interest and other payables	(130)	(352)
Real estate assets, net	$10,842	$1,801

(1)  The mortgage collateralized by the property, which was due to mature in February 2011, was prepaid in May 2010 through a capital contribution made to Lealand by the Company, for which a prepayment penalty of $130,000 was incurred.  At December 31, 2009, this mortgage had a fixed interest rate of 6.87%.  The Company has a loan to Lealand which had a balance of $439,000 at December 31, 2010 and $297,000 at December 31, 2009.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Revenue from operations of real estate	$1,464	$1,520	$1,603
Mortgage interest expense and prepayment penalty (1)	(392)	(642)	(654)
Other real estate operating expense	(925)	(796)	(818)
Depreciation and amortization expense	(344)	(355)	(305)
Loss from real estate operations, net	$(197)	$(273)	$(174)

(1)  Amount for the year ended December 31, 2010, includes a mortgage prepayment penalty of $130,000.

7.                   Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  At December 31, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 34 days and an effective repricing period of 12 months, including the impact of related Swaps.  At December 31, 2009, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of approximately three months and an effective repricing period of 13 months, including the impact of related Swaps.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of Swaps that hedge existing and forecasted repurchase agreements, at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$3,986,428	0.61%	$4,102,789	0.34%
Over 30 days to 3 months	1,879,741	0.39	2,393,065	0.35
Over 3 months to 6 months	96,100	0.48	21,281	4.00
Over 6 months to 12 months	7,700	3.15	272,892	3.87
Over 12 months to 24 months	12,300	3.15	289,800	3.60
Over 24 months to 36 months	10,000	3.15	92,100	4.30
Over 36 months	—	—	23,900	3.26
Total	$5,992,269	0.55%	$7,195,827	0.68%

(1)  At December 31, 2010 and December 31, 2009, the Company had repurchase agreements of $567.3 million and $245.0 million, respectively, that were linked to MBS purchases and accounted for as Linked Transactions.  These linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The following table presents contractual maturity information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedge such repurchase agreements at December 31, 2010:

	December 31, 2010
		Weighted Average
Contractual Maturity	Balance	Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	3,658,110	0.52
Over 30 days to 90 days	1,879,359	0.38
Over 90 days	454,800	1.45
Total	$5,992,269	0.55%

At December 31, 2010, the Company had Agency MBS with a fair value of $5.366 billion pledged as collateral against $5.057 billion of borrowings under repurchase agreements, Non-Agency MBS with a fair value of $1.330 billion pledged as collateral (which includes Non-Agency MBS with a fair value of $462.0 million acquired from a consolidated VIE, that are eliminated from the Company’s consolidated balance sheet) against $934.9 million of borrowings under repurchase agreements (which do not reflect the underlying MBS and borrowings under repurchase agreements associated with Linked Transactions) and restricted cash of $6.8 million pledged as collateral against borrowings under repurchase agreements.  At December 31, 2009, the Company had Agency MBS with a fair value of $7.455 billion pledged as collateral against $7.044 billion of borrowings under repurchase agreements, Non-Agency MBS with a fair value of $240.7 million pledged as collateral against $151.9 million of borrowings under repurchase agreements (which do not reflect the underlying MBS and borrowings under repurchase agreements associated with Linked Transactions) and restricted cash of $28.1 million pledged as collateral against its borrowings under repurchase agreements.  (See Notes 4 and 8)

During the year ended December 31, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.  These terminations, all of which occurred during the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS.  (See Note 3)

The Company had repurchase agreements with 21 counterparties at December 31, 2010 and 17 counterparties at December 31, 2009.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 10% of stockholders’ equity at risk in the aggregate at December 31, 2010:

December 31, 2010
			Weighted Average Months to Maturity for	Percent of
	Counterparty	Amount at	Repurchase	Stockholders’
Counterparty	Rating (1)	Risk (2)	Agreements	Equity
(Dollars in Thousands)
Deutsche Bank Securities, Inc.	A+/Aa3/AA-	$320,393	2	14.2%

(1)  As rated by the Rating Agencies at December 31, 2010 by S&P, Moody’s and Fitch, Inc., respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high quality securities.

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements and Swaps at December 31, 2010 and December 31, 2009:

	December 31, 2010			December 31, 2009
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged	Collateral Held
Swaps:
Agency MBS	$153,534		$—	$142,599	$—
Cash (1)	35,083		—	39,374	—
	188,617		—	181,973	—
Repurchase Agreements:
Agency MBS	$5,366,345		$—	$7,454,537	$—
Non-Agency MBS	1,329,625	(2)	—	240,694	—
Cash (1)	6,844		—	28,130	—
	6,702,814		—	7,723,361	—
Total	$6,891,431		$—	$7,905,334	$—

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2)  Includes $462.0 million of Non-Agency MBS acquired from a consolidated VIE.

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its borrowings under repurchase agreements and Swaps at December 31, 2010:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps			Total Fair
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Value of MBS Pledged and Accrued Interest
Fannie Mae	$4,907,887	$4,764,393	$18,343	$118,322	$115,315	$358	$5,044,910
Freddie Mac	454,495	444,393	2,640	25,656	24,979	118	482,909
Ginnie Mae	3,963	3,877	11	9,556	9,340	26	13,556
Agency MBS	$5,366,345	$5,212,663	$20,994	$153,534	$149,634	$502	$5,541,375
Rated AAA	111,938	105,231	498	—	—	—	112,436
Rated AA	81,236	80,428	320	—	—	—	81,556
Rated A	72,394	64,232	299	—	—	—	72,693
Rated BBB	56,803	52,720	268	—	—	—	57,071
Rated BB	89,578	81,598	455	—	—	—	90,033
Rated B	73,636	61,694	369	—	—	—	74,005
Rated CCC	290,357	237,712	1,358	—	—	—	291,715
Rated CC	204,578	159,219	901	—	—	—	205,479
Rated C	189,957	142,710	1,082	—	—	—	191,039
Rated D	45,941	36,507	326	—	—	—	46,267
Not Rated	113,207	99,460	1,662	—	—	—	114,869
Non-Agency MBS	$1,329,625	$1,121,511	$7,538	$—	$—	$—	$1,337,163
Total	$6,695,970	$6,334,174	$28,532	$153,534	$149,634	$502	$6,878,538

9.      Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters in New York, New York was amended in December 2010 such that the lease term will extend through approximately May 31, 2020.  The amended lease provides for aggregate cash payments ranging over time from approximately $1.8 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In connection with this lease, at December 31, 2010, the Company had a $350,000 irrevocable standby letter of credit in lieu of lease security, which will remain in place throughout the term of the lease.  The letter of

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

The Company recognized lease expense of $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(Dollars In Thousands)
2011	$1,849
2012	2,354
2013	2,354
2014	2,354
2015	2,367
Beyond 2015	11,137
Total	$22,415

(b)  Representations and Warranties in Connection with Resecuritization Transaction

In connection with the resecuritization transaction engaged in by the Company (See Note 14 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.

10.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At December 31, 2010, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

From the time of original issuance of the preferred stock through December 31, 2010, the Company had declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2008 through December 31, 2010:

Year	Declaration Date	Record Date	Payment Date
2010	February 19, 2010	March 1, 2010	March 31, 2010
	May 21, 2010	June 1, 2010	June 30, 2010
	August 20, 2010	September 1, 2010	September 30, 2010
	November 19, 2010	December 1, 2010	December 31, 2010

2009	February 20, 2009	March 2, 2009	March 31, 2009
	May 22, 2009	June 1, 2009	June 30, 2009
	August 21, 2009	September 1, 2009	September 30, 2009
	November 20, 2009	December 1, 2009	December 31, 2009

2008	February 21, 2008	March 3, 2008	March 31, 2008
	May 22, 2008	June 2, 2008	June 30, 2008
	August 22, 2008	September 2, 2008	September 30, 2008
	November 21, 2008	December 1, 2008	December 31, 2008

(b)  Dividends on Common Stock

For the periods presented, the Company declared quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year are declared in that quarter for tax reasons.  The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through December 31, 2010:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2010	April 1, 2010	April 12, 2010	April 30, 2010	$0.240
	July 1, 2010	July 12, 2010	July 30, 2010	0.190
	October 1, 2010	October 12, 2010	October 29, 2010	0.225
	December 16, 2010	December 31, 2010	January 31, 2011	0.235

2009	April 1, 2009	April 13, 2009	April 30, 2009	$0.220
	July 1, 2009	July 13, 2009	July 31, 2009	0.250
	October 1, 2009	October 13, 2009	October 30, 2009	0.250
	December 16, 2009	December 31, 2009	January 29, 2010	0.270

2008	April 1, 2008	April 14, 2008	April 30, 2008	$0.180
	July 1, 2008	July 14, 2008	July 31, 2008	0.200
	October 1, 2008	October 14, 2008	October 31, 2008	0.220
	December 11, 2008	December 31, 2008	January 30, 2009	0.210

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for each of the years ended December 31, 2010, 2009 and 2008, all of the Company’s common stock dividends were characterized as ordinary income to stockholders.  A portion of the dividends declared in December 2008 were treated as a dividend to stockholders in the subsequent year.

(c)  Registration Statements

On October 22, 2010, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (“1933 Act”), with respect to common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

statement became effective automatically upon filing with the SEC.

On May 26, 2010, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s Amended and Restated 2010 Equity Compensation Plan, (the “2010 Plan”), which amended and restated the Company’s Amended and Restated 2004 Equity Compensation Plan (the “2004 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 2004 Plan, related to an aggregate of 13.5 million shares of common stock, of which 10.0 million shares remained available for issuance at December 31, 2010.

On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act, for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At December 31, 2010, 9.2 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

(d)  Public Offerings of Common Stock

The table below presents shares issued by the Company through public offerings for the years ended December 31, 2010 and December 31, 2009:

Year	Share Issue Date	Shares Issued	Offering Price Per Share	Net Proceeds
	(In Thousands, Except Per Share Amounts)
2009	August 4, 2009	57,500	$7.05	$386,737

(e)  DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the years ended December 31, 2010, 2009 and 2008, the Company issued 80,138, 59,090, and 965,398 shares of common stock through the DRSPP, raising net proceeds of $589,979, $394,854, and $5,626,348, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2010, the Company issued 14,146,344 shares pursuant to the DRSPP, raising net proceeds of $125.5 million.

(f)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During 2010, the Company did not issue any shares through the CEO Program.  During the years ended December 31, 2009 and 2008, the Company issued 2,810,000 and 20,834,000 shares of common stock, respectively, in at-the-market transactions through the CEO Program raising net proceeds of $16,355,764 and $127,009,685, respectively.  From inception of the CEO Program through December 31, 2010, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(g)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At December 31, 2010, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(h)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at December 31, 2010 and December 31, 2009 was as follows:

(In Thousands)	December 31, 2010	December 31, 2009
Available-for-sale MBS:
Unrealized gains	$421,969	$402,834
Unrealized losses	(28,147)	(63,364)
	393,822	339,470
Hedging Instruments:
Unrealized losses on Swaps, net	(139,142)	(152,463)
Accumulated other comprehensive income	$254,680	$187,007

At December 31, 2010 and December 31, 2009, the Company had other-than-temporary impairments recognized in accumulated other comprehensive income of $12.0 million and $38.6 million, respectively.

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for each of the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2010	2009		2008
Numerator:
Net income	$269,762	$268,189		$45,797
Dividends declared on preferred stock	(8,160)	(8,160)		(8,160)
Dividends and DERs on participating securities	(972)	(877	)(1)	(676	)(1)
Net income allocable to common stockholders - basic and diluted	$260,630	$259,152		$36,961

Denominator:
Weighted average common shares for basic earnings per share	281,173	246,365		179,994
Add: Weighted average dilutive equity instruments (2)	70	59		48
Denominator for diluted earnings per share	281,243	246,424		180,042
Basic and diluted earnings per common share	$0.93	$1.06		$0.21

(1)  Amounts have been corrected to conform to the current year’s presentation, which includes the impact of the two-class method to calculate basic and diluted earnings per share.  Application of such method is not material to basic and diluted EPS reported in prior periods.

(2)  The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive.  At December 31, 2010, the Company had an aggregate of approximately 799,000 equity instruments outstanding that were not included in the calculation of EPS for the year ended December 31, 2010, as their inclusion would have been anti-dilutive.  These equity instruments included approximately 532,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 2.9 years and approximately 267,000 shares of restricted common stock with a weighted average grant date fair value of $8.12.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2010, approximately 10.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

A DER is a right to receive a distribution equal to the dividend that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee (the “Compensation Committee”) of the Board shall determine at its discretion.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent the underlying awards are expected to vest.  The Company made DER payments of approximately $773,000, $777,000 and $688,000 during the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the Company had 1,514,767 DERs outstanding, of which 1,513,517 were entitled to receive distributions.

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

As of December 31, 2010, the aggregate intrinsic value of total Options outstanding was approximately $6,000.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2010, 2009, and 2008:

	For the Year Ended December 31,
	2010			2009			2008
	Options	Weighted Average Exercise Price		Options		Weighted Average Exercise Price	Options		Weighted Average Exercise Price

Outstanding at beginning of year:	532,000	$10.14		632,000		$9.31	962,000		$9.33
Granted	5,000	6.99	(1)	—		—	—		—
Cancelled, forfeited or expired	—	—		—		—	75,000		9.38
Exercised	—	—		100,000	(2)	4.88	255,000	(2)	9.38
Outstanding at end of year	537,000	$10.11		532,000		$10.14	632,000		$9.31
Options exercisable at end of year	532,000	$10.14		532,000		$10.14	632,000		$9.31

(1)  Granted with 1,250 DERs attached.  The Options granted during 2010 had an aggregate grant date fair value of $7,000, or a weighted average of $1.35 per Option.

(2)  The intrinsic value of Options exercised was $274,000 and $125,000 for the years ended December 31, 2009 and 2008, respectively.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The following table presents certain information about the Company’s Options that were outstanding as of

December 31, 2010:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$6.99	5,000	$6.99	9.4
8.40	30,000	8.40	3.6
10.23 – 10.25	502,000	10.25	2.8
	537,000	$10.11	2.9

Restricted Stock

At December 31, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $5.9 million and $4.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $746,000 and $263,000 on unvested shares of restricted stock at December 31, 2010 and December 31, 2009, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $2.5 million, $1.1 million and $445,000, respectively.  The unrecognized compensation expense at December 31, 2010 is expected to be recognized over a weighted average period of 1.7 years.

During the years ended December 31, 2010, 2009 and 2008; 328,743, 162,581 and 66,907 shares of Restricted Stock vested, respectively.  The following table presents information with respect to the Company’s Restricted Stock for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010			2009			2008
			Weighted			Weighted			Weighted
	Shares of		Average	Shares of		Average	Shares of		Average
	Restricted		Grant Date	Restricted		Grant Date	Restricted		Grant Date
	Stock		Fair Value (1)	Stock		Fair Value	Stock		Fair Value
Outstanding at beginning of year:	962,634		$6.80	503,919		$6.17	93,483		$7.76
Granted	465,085		7.96	458,715		7.50	410,436		5.81
Cancelled/forfeited	(6,759)		7.13	—		—	—		—
Outstanding at end of year	1,420,960		$7.18	962,634		$6.80	503,919		$6.17
Unvested at end of year	792,824	(2)	$7.40	663,241	(2)	$6.86	367,107	(2)	$5.78

(1)  The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)  All restrictions have been removed on restricted stock which has vested.

Restricted Stock Units

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of December 31, 2010 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2010 had DERs attached.  At December 31, 2010, the Company had unrecognized compensation expense of $4.3 million for RSUs, which is expected to be recognized over a weighted average period of 3.9 years.  For RSUs granted during 2010, a weighted average forfeiture rate of 6.4% has been applied to determine the amount of compensation expense to be recognized.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The Company did not grant nor have any forfeitures of RSUs during the years ended December 31, 2009 and 2008.  The following table presents information with respect to the Company’s RSUs during the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	RSUs With Service Condition		Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions		Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	326,392		$8.68		—		$—		326,392	$8.68
Granted	451,750		7.77	(1)	225,875		5.18	(2)	677,625	6.91
Cancelled/forfeited	—		—		—		—		—	—
Outstanding at end of year	778,142		$8.15		225,875		$5.18	(2)	1,004,017	$7.49
RSUs vested at end of year	326,392		$8.68		—		$—		326,392	$8.68
RSUs unvested at end of year	451,750	(3)	$7.77		225,875	(4)	$5.18	(2)	677,625	$6.91

(1)   For RSUs with a service condition only, the Company determined the grant date fair value of the award applying a discount for lack of marketability of 5% using a tight collar model to account for post-vesting restrictions.

(2)  For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining this fair value, the Company applied:  (i) a weighted average volatility estimate of approximately 35%, which was determined considering historic volatility in the price of Company’s common stock over the four-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 1.61% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; (iii) an estimated annual dividend yield of 10%; and (iv) a discount for lack of marketability of 5% using a tight collar model to account for post-vesting restrictions.

(3)  Of which, 29,250 are scheduled to vest on December 31, 2012 and 422,500 are scheduled to vest on December 31, 2014, or earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.

(4)  Of which, 14,625 are scheduled to vest on December 31, 2012 and 211,250 are scheduled to vest on December 31, 2014, provided certain criteria related to total stockholder returns are met, which are based on a formula that includes changes in the Company’s closing stock price over a two-or four-year period, respectively, and dividends declared on the Company’s common stock during those periods.  A portion of these RSUs may vest earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity based compensation instruments for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Restricted shares of common stock	$2,335	$1,015	$461
RSUs	945	895	895
Options	3	—	—
Total	$3,283	$1,910	$1,356

(b)  Employment Agreements

At December 31, 2010, the Company had employment agreements with eight of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

(c)  Deferred Compensation Plans

The Company administers deferred compensation plans for its senior officers and non-employee directors (collectively, the “Deferred Plans”), pursuant to which participants may elect to defer up to 100% of certain cash compensation.  The Deferred Plans are designed to align participants’ interests with those of the Company’s stockholders.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(In Thousands)	2010	2009	2008
Non-employee directors	$74	$161	$(183)
Officers	5	25	(55)
Total	$79	$186	$(238)

The Company distributed cash of $292,000, $274,000 and $241,000 to the participants of the Deferred Plans during the years ended December 31, 2010, 2009 and 2008, respectively. The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2010 and December 31, 2009 that had not been distributed and the Company’s associated liability under such plans at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$253	$405	$375	$541
Officers	13	28	26	45
Total	$266	$433	$401	$586

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2010 and December 31, 2009, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2010, 2009 and 2008, the Company recognized expenses for matching contributions of $165,000, $142,000 and $118,000, respectively.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In determining the fair value of its Non-Agency MBS, management considers a number of observable market data points, including prices obtained from pricing services and brokers, as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include loan delinquency data and credit enhancement levels and assign a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

The Company’s MBS are valued using various market data points as described above, which it considers readily observable parameters.  Accordingly, the Company’s MBS are classified as Level 2 in the fair value hierarchy.

Linked Transactions

The Non-Agency MBS underlying the Company’s Linked Transactions are valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS is then netted against the carrying amount of the repurchase agreement borrowing, at the valuation date.  The fair value of Linked Transactions also includes accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s Linked Transactions are classified as Level 2 in the fair value hierarchy.

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

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2010, on the consolidated balance sheet by the valuation hierarchy, as previously described:

	Fair Value at December 31, 2010
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,980,623	$—	$5,980,623
Non-Agency MBS, including MBS transferred to a consolidated VIE	—	2,078,087	—	2,078,087
Linked Transactions	—	179,915	—	179,915
Total assets carried at fair value	$—	$8,238,625	$—	$8,238,625
Liabilities:
Swaps	$—	$139,142	$—	$139,142
Total liabilities carried at fair value	$—	$139,142	$—	$139,142

Changes to the valuation methodologies used with respect to the Company’s financial instruments are reviewed by management to ensure any such changes result in appropriate exit price valuations.  As markets and

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce fair value estimates that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those used by market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  The Company reviews the classification of its financial instruments within the fair value hierarchy on a quarterly basis, which could cause its financial instruments to be reclassified to a different level.  During the year ended December 31, 2010, there were no transfers of assets or liabilities between levels in the fair value hierarchy.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$5,980,623	$5,980,623	$7,664,851	$7,664,851
Non-Agency MBS, including MBS transferred to a consolidated VIE	2,078,087	2,078,087	1,093,103	1,093,103
Cash and cash equivalents	345,243	345,243	653,460	653,460
Restricted cash	41,927	41,927	67,504	67,504
Linked Transactions	179,915	179,915	86,014	86,014
Financial Liabilities:
Repurchase agreements	5,992,269	5,993,769	7,195,827	7,224,490
Securitized debt	220,933	221,209	—	—
Mortgage payable on real estate	—	—	9,143	9,234
Swaps	139,142	139,142	152,463	152,463

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2010 and December 31, 2009, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

Commitments:  The Company did not have any commitments to purchase MBS or enter into any other financial instrument as of December 31, 2010 and 2009.

14.  Use of Special Purpose Entities and Variable Interest Entities

SPEs are entities designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining permanent non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization  in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Prior to January 1, 2010, SPE’s that met certain criteria, known as QSPEs, were exempted from consolidation under GAAP.  This exemption was effectively removed as of January 1, 2010 as QSPEs were eliminated from GAAP as of that date.

Resecuritization transaction completed in 2010

In October 2010, the Company entered into a resecuritization transaction that resulted in the Company consolidating the VIE that was created to facilitate the transaction and to which the underlying assets in connection with the resecuritization where transferred.  See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIE’s and transfers of financial assets in connection with resecuritization transactions.

As part of the resecuritization transaction, the Company sold an aggregate of $985.2 million in principal value of Non-Agency MBS to Deutsche Bank Securities, Inc., who subsequently transferred the Non-Agency MBS to Deutsche Mortgage Securities, Inc. REMIC Trust, Series 2010-RS2, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $246.3 million face amount of variable rate, sequential senior Non-Agency MBS (“Senior Bonds”) rated “AAA” by S&P issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points and the Company acquired $374.4 million face amount of six classes of mezzanine Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million face amount of non-rated subordinate Non-Agency MBS issued by the VIE, which together provide credit support to the Senior Bonds and received $246.3 million in cash.  In connection with this transaction the Company also acquired $246.3 million notional amount of non-rated variable rate, interest only senior certificates issued by the VIE.

The Company engaged in the resecuritization primarily for the purpose of obtaining permanent non-recourse financing on a portion of its Non-Agency MBS portfolio, as well as refinancing a portion of its Non-Agency MBS portfolio on improved terms.  As a result of engaging in the transaction, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying MBS transferred to the VIE.

The activities that can be performed by the entity created to facilitate the transaction are predominantly specified in the entity’s formation documents.  Those documents do not permit the entity, any beneficial interest holder in the entity, or any other party associated with the entity to cause the entity to sell or replace the assets held by the entity.

The Company concluded that the entity created to facilitate the resecuritization transaction was a VIE.  The Company then completed an analysis of whether the VIE created to facilitate the resecuritization transaction should be consolidated by the Company, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•    Whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE;  and

•    Whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate the VIE.

As of December 31, 2010, the fair value of the Non-Agency MBS that were resecuritized through the Company is $705.7 million.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to a consolidated VIE”.  As of December 31, 2010, the outstanding balance of the Senior Bonds is $220.9 million.  The Senior bonds are included in the Company’s consolidated Balance Sheet and disclosed as “Securitized Debt”.  The holders of the Senior bonds have no recourse to the general credit of the

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to the VIE.

Prior to the completion of the resecuritization transaction in 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

15.  Summary of Quarterly Results of Operations (Unaudited)

	2010 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest Income	$107,697	$88,627	$97,417	$97,597
Interest Expense	(38,451)	(35,741)	(35,464)	(35,469)
Net Interest Income	69,246	52,886	61,953	62,128
Gain on Sale of MBS, net	33,739	—	—	—
Net Impairment Losses Recognized in Earnings	—	(5,412)	—	(6,865)
Gain on Linked Transactions, net	12,800	7,197	21,307	12,458
Loss on termination of repurchase agreements	(26,815)	—	—	—
Other Income	374	357	369	364
Operating and Other Expense	(6,667)	(6,738)	(6,415)	(6,504)
Net Income	82,677	48,290	77,214	61,581
Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income Available to Common Stock and Participating Securities	$80,637	$46,250	$75,174	$59,541
Earnings Per Share - Basic and Diluted	$0.29	$0.16	$0.27	$0.21

	2009 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest Income	$132,764	$126,737	$124,548	$121,512
Interest Expense	(72,137)	(58,006)	(52,976)	(46,287)
Net Interest Income	60,627	68,731	71,572	75,225
Gain on Sale of MBS, net	—	13,495	—	9,122
Net Impairment Losses Recognized in Earnings	(1,549)	(7,460)	—	(8,919)
Gain on Linked Transactions, net	—	—	754	8,075
Other Income	427	383	378	375
Operating and Other Expense	(5,832)	(6,043)	(5,867)	(5,305)
Net Income	53,673	69,106	66,837	78,573
Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income Available to Common Stock and Participating Securities	$51,633	$67,066	$64,797	$76,533
Earnings Per Share - Basic and Diluted	$0.23	$0.30	$0.25	$0.27

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 93 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Financial, Inc.

We have audited MFA Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria).  MFA Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MFA Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of MFA Financial, Inc., and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 14, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2011 annual meeting of stockholders to be held on or about May 19, 2011 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2010.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 11.  Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 14.  Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

Financial Statements. The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 54 through 91 of this annual report on Form 10-K and are incorporated herein by reference.

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

10.1        Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of June 7, 2010 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated June 8, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.2        Amended and Restated Employment Agreement of William S. Gorin, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.5 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.3        Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of December 10, 2008 (incorporated herein by reference to Exhibit 10.6 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.4        Amended and Restated Employment Agreement of Teresa D. Covello, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.5        Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.6        Employment Agreement of Craig L. Knutson, dated as of July 1, 2009 (incorporated herein by reference to Exhibit 9.01 of the Form 8-K, dated August 27, 2009, filed by the Registrant pursuant to the 1954 Act (Commission File No. 1-13991)).*

10.7        Amended and Restated 2010 Equity Compensation Plan, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated May 10, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.8        Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)). *

10.9        Second Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).*

10.10      Form of Incentive Stock Option Award Agreement relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.11      Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.12      Form of Restricted Stock Award Agreement relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.13      Form of 2007 Phantom Share Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 of the Form 8-K, dated October 23, 2007, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.14      Form of 2010 Phantom Share Award Agreement (Time-Based Vesting) relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan.

10.15      Form of 2010 Phantom Share Award Agreement (Performance-Based Vesting) relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan.

12.1        Computation of Ratio of Debt-to-Equity.

21           Subsidiaries of Registrant

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

101         Financial statements from the annual report on Form 10-K of MFA Financial, Inc. for the year ended December 31, 2010, filed on February 14, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

*  Exhibit Numbers 10.1 through 10.9 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

101         Financial statements from the annual report on Form 10-K of MFA Financial, Inc. for the year ended December 31, 2010, filed on February 14, 2011, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

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

MFA Financial, Inc.

Date: February 11, 2011	By	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer

Date: February 11, 2011	By	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 11, 2011	By	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 11, 2011	By	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman, and
Chief Executive Officer

Date: February 11, 2011	By	/s/ Stephen R. Blank
Stephen R. Blank
Director

Date: February 11, 2011	By	/s/ James A. Brodsky
James A. Brodsky
Director

Date: February 11, 2011	By	/s/ Edison C. Buchanan
Edison C. Buchanan
Director

Date: February 11, 2011	By	/s/ Michael L. Dahir
Michael L. Dahir
Director

Date: February 11, 2011	By	/s/ William S. Gorin
William S. Gorin
Director and
President

Date: February 11, 2011	By	/s/ Alan Gosule
Alan Gosule
Director

Date: February 11, 2011	By	/s/ Robin Josephs
Robin Josephs
Director

Date: February 11, 2011	By	/s/ George Krauss
George Krauss
Director