Form 10-Q
period 2011-03-31
MFA FINANCIAL, INC.
filed 2011-05-03
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

356,059,031 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2011.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Per Share Amounts)	2011	2010
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,861,597 and $5,519,879 pledged as collateral, respectively)	$7,374,510	$5,980,623
Non-Agency MBS, at fair value ($887,635 and $867,655 pledged as collateral, respectively)	1,462,374	1,372,383
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	1,739,466	705,704
Cash and cash equivalents	629,423	345,243
Restricted cash	34,565	41,927
MBS linked transactions, net (“Linked Transactions”), at fair value	103,855	179,915
Interest receivable	43,931	38,215
Interest rate swap agreements (“Swaps”), at fair value	2,862	—
Real estate held for sale as of March 31, 2011, net	10,656	10,732
Securities held as collateral, at fair value	17,658	—
Goodwill	7,189	7,189
Prepaid and other assets	9,872	5,476
Total Assets	$11,436,361	$8,687,407

Liabilities:
Repurchase agreements	$7,652,713	$5,992,269
Securitized debt (2)	663,367	220,933
Accrued interest payable	8,199	8,007
Swaps, at fair value	116,333	139,142
Obligations to return securities held as collateral, at fair value	17,658	—
Dividends and dividend equivalents rights (“DERs”) payable	84,692	67,040
Accrued expenses and other liabilities	4,995	9,569
Total Liabilities	$8,547,957	$6,436,960

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 355,331 and 280,481 issued and outstanding, respectively	3,553	2,805
Additional paid-in capital, in excess of par	2,789,872	2,184,493
Accumulated deficit	(194,773)	(191,569)
Accumulated other comprehensive income	289,714	254,680
Total Stockholders’ Equity	$2,888,404	$2,250,447
Total Liabilities and Stockholders’ Equity	$11,436,361	$8,687,407

(1)  Non-Agency MBS transferred to consolidated VIEs included in the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010 represent assets of the consolidated VIEs that can be used only to settle the obligations of the VIEs.

(2)  Securitized Debt included in the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 9 and 14 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Amounts)	2011	2010
Interest Income:
Agency MBS	$60,175	$78,679
Non-Agency MBS	22,894	28,965
Non-Agency MBS transferred to consolidated VIEs	26,755	—
Cash and cash equivalent investments	54	53
Interest Income	$109,878	$107,697

Interest Expense:
Repurchase agreements	$33,054	$38,451
Securitized debt	1,599	—
Total Interest Expense	$34,653	$38,451

Net Interest Income	$75,225	$69,246

Other Income/(Loss):
Unrealized net gains and net interest income from Linked Transactions	$14,850	$12,800
Gain on sales of MBS	—	33,739
Revenue from operations of real estate held-for-sale	381	374
Loss on termination of repurchase agreements	—	(26,815)
Other Income, net	$15,231	$20,098

Operating and Other Expense:
Compensation and benefits	$5,123	$4,368
Other general and administrative expense	2,161	1,853
Real estate held-for-sale operating expense and mortgage interest	307	446
Operating and Other Expense	$7,591	$6,667

Net Income	$82,865	$82,677
Less: Preferred Stock Dividends	2,040	2,040
Net Income Available to Common Stock and Participating Securities	$80,825	$80,637

Earnings per Common Share - Basic and Diluted	$0.27	$0.29

Dividends Declared on Common Stock	$0.235	$—	(1)

(1)  A dividend of $0.24 per share for the quarter ended March 31, 2010 was declared on April 1, 2010.  See Note 10.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Net income	$82,865	$82,677
Other Comprehensive Income:
Unrealized gain on MBS, net	9,363	38,059
Reclassification adjustment for MBS sales	—	(41,459)
Unrealized gain/(loss) on Swaps, net	25,671	(1,287)
Comprehensive income before preferred stock dividends	$117,899	$77,990
Dividends declared on preferred stock	(2,040)	(2,040)
Comprehensive Income Available to Common Stock and Participating Securities	$115,859	$75,950

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended
	March 31, 2011
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:

Balance at March 31, 2011 and December 31, 2010	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2010	2,805	280,481
Issuance of common stock	748	74,850
Balance at March 31, 2011	3,553	355,331

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2010	2,184,493
Issuance of common stock, net of expenses	604,447
Equity-based compensation expense	932
Balance at March 31, 2011	2,789,872

Accumulated Deficit:
Balance at December 31, 2010	(191,569)
Net income	82,865
Dividends declared on common stock	(83,674)
Dividends declared on preferred stock	(2,040)
Dividends attributable to DERs	(355)
Balance at March 31, 2011	(194,773)

Accumulated Other Comprehensive Income:
Balance at December 31, 2010	254,680
Change in unrealized gains on MBS, net	9,363
Change in unrealized losses on Swaps	25,671
Balance at March 31, 2011	289,714

Total Stockholders’ Equity at March 31, 2011	$2,888,404

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2011	2010

Cash Flows From Operating Activities:
Net income	$82,865	$82,677
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	—	(33,739)
Losses on termination of repurchase agreements	—	26,815
Net accretion of purchase premiums and discount amortization on MBS	(2,580)	(485)
(Increase)/decrease in interest receivable	(5,716)	6,676
Depreciation and amortization	521	163
Unrealized gain and other on Linked Transactions	(8,933)	(9,084)
Increase in prepaid and other assets and other	(625)	(664)
Decrease in accrued expenses and other liabilities	(4,574)	(7,676)
Increase/(decrease) in accrued interest payable	192	(5,011)
Equity-based compensation expense	932	722
Net cash provided by operating activities	$62,082	$60,394

Cash Flows From Investing Activities:
Principal payments on MBS	$521,796	$596,246
Proceeds from sale of MBS	—	939,119
Purchases of MBS	(2,595,914)	(193,851)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(511)	(210)
Net cash (used in)/provided by investing activities	$(2,074,629)	$1,341,304

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(12,249,066)	$(13,998,897)
Proceeds from borrowings under repurchase agreements	13,862,812	12,816,945
Proceeds from issuance of securitized debt	488,389	—
Principal payments on securitized debt	(45,955)	—
Payments to terminate repurchase agreements	—	(26,815)
Payments made for resecuritization related costs	(3,724)	—
Cash disbursements on financial instruments underlying Linked Transactions	(828,973)	(346,435)
Cash received from financial instruments underlying Linked Transactions	529,084	318,426
Payments made for margin calls on repurchase agreements and Swaps	(650)	(259,286)
Proceeds from reverse margin calls on repurchase agreements and Swaps	8,033	287,416
Proceeds from issuances of common stock	605,195	125
Dividends paid on preferred stock	(2,040)	(2,040)
Dividends paid on common stock and DERs	(66,378)	(75,899)
Principal amortization on mortgage loan	—	(42)
Net cash provided by/(used in) financing activities	$2,296,727	$(1,286,502)
Net increase in cash and cash equivalents	$284,180	$115,196
Cash and cash equivalents at beginning of period	$345,243	$653,460
Cash and cash equivalents at end of period	$629,423	$768,656

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$431,580	$21,448
Repurchase agreements recorded upon de-linking of Linked Transactions	$46,698	$—
Dividends and DERs declared and unpaid	$84,692	$387

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2011 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2011 should not be construed as indicative of the results to be expected for the full year.

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

(b)  Agency MBS and Non-Agency MBS (including Non-Agency MBS transferred to a consolidated VIE)

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”), as described in Note 3.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate of the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively provides credit protection against future credit losses and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be accreted into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an other-than-temporary impairment through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the other-than-temporary impairment related to credit losses, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2011 or December 31, 2010.  At March 31, 2011 and December 31, 2010, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $34.6 million and $41.9 million at March 31, 2011 and December 31, 2010, respectively.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At March 31, 2011 and December 31, 2010, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2011, the Company had not recognized any impairment against its goodwill.

(f)  Depreciation

Real Estate/Real Estate Held for Sale

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

On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.  Upon the reclassification, Lealand was reviewed for impairment and it was determined that Lealand’s fair value was in excess of its carrying value less cost to sell.  Lealand’s historical results of operations are not material to the Company.

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(g)  Resecuritization Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with the resecuritization transactions that were completed in October 2010 and February 2011.  These costs include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheet in prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests.

(h)  Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as a sale and repurchase, the Company accounts for its repurchase agreements as secured borrowings, with the exception of those repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(m) below).  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company has satisfied all of its margin calls and has never sold assets in response to a margin call.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.   (See Notes 2(m), 4, 7, 8 and 13)

(i)  Equity-Based Compensation

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(k)  Comprehensive Income

The Company’s comprehensive income includes net income, the change in net unrealized gains/(losses) on its MBS and hedging instruments, adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income for MBS and is reduced by dividends declared on the Company’s preferred stock.

(l)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to continue to be taxed as a REIT.  A REIT is not subject to tax on its earnings to the extent that it distributes at least 90% of its annual REIT taxable income to its stockholders.  As such, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  To the extent that the company incurs interest and/or penalties in connection with its tax obligations, such amounts shall be classified as income tax expense on the Company’s consolidated statements of operations.

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4 and 13)

Non-Hedging Activity/Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction.”  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheet.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in other comprehensive income.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis.  (See Notes 4 and 13)

(n)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

The Company’s presentation of fair value for its financial assets and liabilities is determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

The Company has entered into resecuritization transactions which result in the Company consolidating the VIEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  In determining the accounting treatment to be applied to these resecuritization transactions, the Company evaluated whether the entities used to facilitate these transactions were VIEs and, if so, whether they should be consolidated.  Based on its evaluation, the Company concluded that the VIEs should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP.

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 14)

(p)  New and Proposed Accounting Standards and Interpretations

Fair Value

For fiscal years beginning after December 15, 2010 (and for interim periods within those fiscal years), Accounting Standards Update (“ASU”) 2010-06 requires separate disclosure of purchases, sales, issuances, and settlements in the Level 3 roll-forward.  The Company’s adoption of the additional disclosure provisions of ASU 2010-06 beginning on January 1, 2011 did not have an impact on its consolidated financial statements.

Proposed Accounting Standards

The Financial Accounting Standards Board has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies, measurement of credit impairment and fair value measurement.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

(q)  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Non-Agency MBS (including Non-Agency MBS transferred to VIEs):  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the senior-most tranches from the MBS structure.  Within the Company’s Non-Agency MBS portfolio are securities that were purchased beginning in late 2008 at discounts to par and, to a lesser extent, Non-Agency MBS that were purchased at or near par by the Company prior to July 2007.

The following tables present certain information about the Company’s MBS at March 31, 2011 and December 31, 2010:

March 31, 2011
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$6,162,458	$136,133	$(182)	$—	$6,298,409	$6,442,019	$150,327	$(6,717)	$143,610
Freddie Mac	870,924	25,013	—	—	904,670	914,554	12,996	(3,112)	9,884
Ginnie Mae	17,267	300	—	—	17,567	17,937	370	—	370
Total Agency MBS	7,050,649	161,446	(182)	—	7,220,646	7,374,510	163,693	(9,829)	153,864
Non-Agency MBS (3)
Rated AAA	13,500	270	—	—	13,770	13,770	—	—	—
Rated AA	30,018	860	—	—	30,878	27,870	—	(3,008)	(3,008)
Rated A	25,320	61	(5,828)	(1,422)	18,131	22,229	4,667	(569)	4,098
Rated BBB	99,077	7	(6,447)	(3,423)	89,214	89,083	703	(834)	(131)
Rated BB	66,936	29	(5,981)	(2,629)	58,355	59,386	1,287	(256)	1,031
Rated B	268,425	19	(18,672)	(15,079)	234,693	246,780	13,851	(1,764)	12,087
Rated CCC	1,131,790	—	(69,132)	(242,125)	820,533	887,929	73,936	(6,540)	67,396
Rated CC	873,896	—	(42,530)	(212,151)	619,215	679,950	63,492	(2,757)	60,735
Rated C	1,241,170	—	(52,931)	(325,022)	863,217	947,496	91,593	(7,314)	84,279
Unrated and D-rated (4)	360,919	—	(12,404)	(144,002)	204,513	227,347	25,621	(2,787)	22,834
Total Non-Agency MBS	4,111,051	1,246	(213,925)	(945,853)	2,952,519	3,201,840	275,150	(25,829)	249,321
Total MBS	$11,161,700	$162,692	$(214,107)	$(945,853)	$10,173,165	$10,576,350	$438,843	$(35,658)	$403,185

(footnotes follow next table)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

(1)  Discount designated as Credit Reserve and amounts related to other-than-temporary impairments (“OTTI”) are generally not expected to be accreted into interest income.  Amounts disclosed at March  31, 2011 reflect Credit Reserve of $899.9 million and OTTI of $46.0 million.  Amounts disclosed at December 31, 2010 reflect Credit Reserve of $700.3 million and OTTI of $46.4 million.

(2)  Includes principal payments receivable of $8.7 million and $9.3 million at March 31, 2011 and December 31, 2010, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 22 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $190.8 million and $210.1 million, respectively, at March 31, 2011 and 13 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $98.6 million and $105.9 million, respectively, at December 31, 2010.

The table below presents the repricing characteristics of mortgages underlying the Company’s MBS portfolio as of March 31, 2011:

	March 31, 2011
Underlying Mortgages	Agency MBS	Non-Agency MBS	Total	Percent
(In Thousands)	Fair Value (1)	Fair Value (2)	MBS (1)	of Total
Hybrids in contractual fixed-rate period	$4,841,004	$1,577,664	$6,418,668	60.75%
Hybrids in adjustable period	645,267	728,914	1,374,181	13.00
15-year fixed rate	1,709,780	43	1,709,823	16.18
Greater than 15-year to 25-year fixed rate	—	2,413	2,413	0.02
30-year to 40-year fixed rate	—	791,669	791,669	7.49
Floaters	169,727	101,137	270,864	2.56
Total	$7,365,778	$3,201,840	$10,567,618	100.00%

(1)  Does not include principal receivable of $8.7 million.

(2)  Does not reflect $406.4 million of Non-Agency MBS underlying the Company’s Linked Transactions.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at March 31, 2011:

Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$1,088,520	$4,954	54	$173,365	$1,763	17	$1,261,885	$6,717
Freddie Mac	376,932	2,971	29	3,056	141	1	379,988	3,112
Total Agency MBS	1,465,452	7,925	83	176,421	1,904	18	1,641,873	9,829
Non-Agency MBS:
Rated AA	—	—	—	27,870	3,008	3	27,870	3,008
Rated A	5,019	18	1	2,513	551	3	7,532	569
Rated BBB	37,142	494	4	10,761	340	1	47,903	834
Rated BB	10,485	117	2	1,260	139	1	11,745	256
Rated B	85,972	215	6	9,195	1,549	2	95,167	1,764
Rated CCC	295,891	2,656	13	24,050	3,884	4	319,941	6,540
Rated CC	283,470	2,757	14	—	—	—	283,470	2,757
Rated C	254,260	3,762	11	95,049	3,552	2	349,309	7,314
Unrated and other	49,991	509	2	21,458	2,278	2	71,449	2,787
Total Non-Agency MBS	1,022,230	10,528	53	192,156	15,301	18	1,214,386	25,829
Total MBS	$2,487,682	$18,453	136	$368,577	$17,205	36	$2,856,259	$35,658

At March 31, 2011, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale of such assets by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $9.8 million at March 31, 2011.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is “more likely than not” that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at March 31, 2011 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $25.8 million at March 31, 2011.  The Company does not consider these unrealized losses to be credit related, but are rather due to non-credit related factors, including a widening of interest rate spreads relative to the spreads that existed when such assets were acquired and market fluctuations.

The Company did not recognize any OTTI losses in earnings during the three month periods ended March 31, 2011 or 2010.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table presents the impact on accumulated other comprehensive income of the Company’s MBS for the quarters ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Accumulated other comprehensive income from MBS:
Unrealized gain on MBS at beginning of period	$393,822	$339,470
Unrealized gain on MBS, net	9,363	38,059
Reclassification adjustment for MBS sales included in net income	—	(41,459)
Balance at end of period	$403,185	$336,070

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Discount		Discount
	Designated as	Accretable	Designated as	Accretable
(In Thousands)	Credit Reserve (1)	Discount (1)	Credit Reserve (2)	Discount (2)
Balance at beginning of period	$(700,328)	$(228,966)	$(455,004)	$(149,319)
Accretion of discount, net	—	10,161	—	8,659
Realized credit losses	2,976	—	48	—
Purchases	(154,943)	11,726	(91,330)	(1,661)
Sales	—	—	7,856	683
Unlinking of Linked Transactions	(51,423)	(3,030)	(1,272)	(2,039)
Transfers from/(to) (3)	3,816	(3,816)	1,943	(1,943)
Balance at end of period	$(899,902)	$(213,925)	$(537,759)	$(145,620)

(1)  In addition, the Company reallocated $1.2 million of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2011.

(2)  The Company did not reallocate purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2010.

(3)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.  Therefore, the Company expects that the amounts transferred to accretable purchase discount will be reflected in interest income over the life of the Non-Agency MBS.

Sales of MBS

The Company did not sell any MBS during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gain of $654,000.  The Company has no continuing involvement with the MBS sold.

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Coupon interest	$67,707	$86,829
Effective yield adjustment (1)	(7,532)	(8,150)
Agency MBS interest income	$60,175	$78,679

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization and discount accretion based on actual prepayment activity.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Coupon interest	$39,537	$20,330
Effective yield adjustment (1)	10,112	8,635
Non-Agency MBS interest income	$49,649	$28,965

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2011 and December 31, 2010:

Derivative Instrument		Balance Sheet	March 31,	December 31,
(In Thousands)	Designation	Location	2011	2010
Swaps, at fair value	Hedging	Assets	$2,862	$—
Linked Transactions, at fair value	Non-Hedging	Assets	$103,855	$179,915
Swaps, at fair value	Hedging	Liabilities	$(116,333)	$(139,142)

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

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at March 31, 2011 and December 31, 2010:

Linked Transactions at March 31, 2011

Linked Repurchase Agreements
		Weighted
Maturity or Repricing		Average
(Dollars in Thousands)	Balance	Interest Rate
Within 30 days	$252,959	1.62%
>30 days to 90 days	51,169	1.62
Total	$304,128	1.62%

Linked MBS
				Weighted
				Average
Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Rated AAA	$32,242	$31,933	$32,935	3.36%
Rated AA	21,179	20,276	20,764	5.00
Rated A	3,135	2,916	4,019	2.15
Rated BBB	33,469	31,195	36,504	3.11
Rated B	22,420	21,931	26,282	2.76
Rated CCC	117,671	114,801	141,897	4.54
Rated CC	63,489	63,238	81,102	5.14
Rated C	112,788	111,941	138,983	5.80
Total	$406,393	$398,231	$482,486	4.72%

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Linked Transactions at December 31, 2010

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

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the quarterly periods ended March 31, 2011 and 2010:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended March 31,
(In Thousands)	2011	2010
Interest income attributable to MBS underlying Linked Transactions	$9,437	$7,003
Interest expense attributable to repurchase agreement borrowings underlying Linked Transactions	(1,766)	(1,268)
Change in fair value of Linked Transactions included in earnings	7,179	7,065
Unrealized net gains and net interest income from Linked Transactions	$14,850	$12,800

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

A number of the Company’s Swaps include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2011.  At March 31, 2011, the aggregate fair value of assets needed to immediately settle Swaps that were in a liability position to the Company, if so required, was approximately $116.3 million.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table presents the assets pledged as collateral against the Company’s Swaps at March 31, 2011 and December 31, 2010:

(In Thousands)	March 31, 2011	December 31, 2010
Agency MBS, at fair value	$144,306	$153,534
Restricted cash	33,898	35,083
Total assets pledged against Swaps	$178,204	$188,617

The use of hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a Swap counterparty, the Company may not receive payments to which it is entitled under its Swap agreements, and may have difficulty recovering its assets pledged as collateral against such Swaps.  If, during the term of the Swap, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the Swap and the fair value of the collateral pledged to such counterparty.  At March 31, 2011, all of the Company’s Swap counterparties were rated A or better by a Rating Agency.  At March 31, 2011, the Company had Swaps with an aggregate notional balance of $2.645 billion that were in a liability position and $375.0 million that were in an asset position.

The Company’s Swaps, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such Swaps hedge fail to exist or fail to have terms that match those of the Swaps that hedge such borrowings.  At March 31, 2011, all of the Company’s Swaps were deemed effective for hedging purposes and no Swaps were terminated during the three months ended March 31, 2011 and March 31, 2010.  The Company has not recognized any change in the value of its Swaps in earnings as a result of the hedge or a portion thereof being ineffective during the three months ended March 31, 2011 and March 31, 2010.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(Dollars in Thousands)	2011	2010
Interest expense attributable to Swaps	$24,034	$29,134
Weighted average Swap rate paid	3.67%	4.24%
Weighted average Swap rate received	0.27%	0.24%

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

At March 31, 2011, the Company had Swaps with an aggregate notional amount of $3.020 billion, which had gross unrealized losses of $116.3 million, gross unrealized gains of $2.9 million and extended 26 months on average with a maximum term of approximately 59 months.  During the three months ended March 31, 2011, the Company entered into Swaps with an aggregate notional amount of $430.0 million and had Swaps with an aggregate notional amount of $215.9 million expire.  The following table presents information about the Company’s Swaps at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
Maturity (1) (Dollars in Thousands)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
Within 30 days	$40,767	3.98%	0.28%	$55,267	3.90%	0.28%
Over 30 days to 3 months	128,491	4.03	0.28	160,589	4.35	0.27
Over 3 months to 6 months	131,383	4.05	0.29	169,258	4.02	0.28
Over 6 months to 12 months	280,155	4.25	0.28	257,482	4.09	0.28
Over 12 months to 24 months	735,259	4.37	0.28	833,302	4.40	0.27
Over 24 months to 36 months	835,189	3.09	0.26	849,351	3.10	0.26
Over 36 months to 48 months	728,361	2.49	0.26	360,042	3.32	0.27
Over 48 months to 60 months	140,000	2.45	0.25	120,170	2.87	0.27
Total Swaps	$3,019,605	3.43%	0.27%	$2,805,461	3.74%	0.27%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

Impact of Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Accumulated other comprehensive loss from Swaps:
Balance at beginning of period	$(139,142)	$(152,463)
Unrealized gain/(loss) on Swaps, net	25,671	(1,287)
Balance at end of period	$(113,471)	$(153,750)

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In Thousands)	2011	2010
MBS interest receivable:
Fannie Mae	$22,742	$19,669
Freddie Mac	4,116	3,351
Ginnie Mae	45	51
Non-Agency MBS	17,022	15,130
Total MBS interest receivable	43,925	38,201
Money market investments	6	14
Total interest receivable	$43,931	$38,215

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

6.      Real Estate Held for Sale

As of March 31, 2011, the Company classified its investment in Lealand as held-for-sale, resulting in the property being presented as held-for-sale on the consolidated balance sheet at such date.  Upon the reclassification, Lealand was reviewed for impairment, and it was determined that the estimate of the fair value of the property exceeded its carrying value less costs to sell.  The following table presents the summary of assets and liabilities of Lealand at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In Thousands)	2011	2010 (1)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,656	$10,732
Cash and other assets	454	240
Accrued interest and other payables (2)	(198)	(130)
Real estate assets, net	$10,912	$10,842

(1)  At December 31, 2010, Lealand was held for investment.

(2)  The Company has a loan to Lealand which had a balance of $445,000 at March 31, 2011 and $439,000 at December 31, 2010.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Revenue from operations of real estate	$381	$374
Mortgage interest expense and prepayment penalty (1)	—	(156)
Other real estate operating expense	(217)	(201)
Depreciation and amortization expense	(90)	(89)
Income/(Loss) from real estate operations, net	$74	$(72)

(1)  A mortgage collateralized by the property, which was due to mature in February 2011, was repaid in May 2010, for which a prepayment penalty of $130,000 was incurred.

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At March 31, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 39 days and an effective repricing period of 11 months, including the impact of related Swaps.  At December 31, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 34 days and an effective repricing period of 12 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2011 and December 31, 2010:

(In Thousands)	March 31, 2011	December 31, 2010
Repurchase agreement borrowings secured by Agency MBS	$6,382,615	$5,057,328
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,717,291	$5,366,345
Repurchase agreement borrowings secured by Non-Agency MBS (1)	$1,270,098	$934,941
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (1) (2)	$1,918,251	$1,329,625
Cash pledged against Non-Agency MBS (i.e., restricted cash) under repurchase agreements	$667	$6,844

(1)  Does not reflect Non-Agency MBS and repurchase borrowings that are components of Linked Transactions.

(2)  Includes $1.031 billion and $462.0 million of Non-Agency MBS acquired from consolidated VIEs at March 31, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of Swaps, at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
Time Until Interest Rate Reset		Average		Average
(Dollars in Thousands)	Balance (1)	Interest Rate	Balance(1)	Interest Rate
Within 30 days	$4,698,146	0.41%	$3,986,428	0.61%
Over 30 days to 3 months	2,477,524	0.58	1,879,741	0.39
Over 3 months to 6 months	427,305	1.17	96,100	0.48
Over 6 months to 12 months	30,238	2.36	7,700	3.15
Over 12 months to 24 months	19,500	3.15	12,300	3.15
Over 24 months to 36 months	—	—	10,000	3.15
Total	$7,652,713	0.52%	$5,992,269	0.55%

(1)  At March 31, 2011 and December 31, 2010, the Company had repurchase agreements of $304.1 million and $567.3 million, respectively, that were linked to MBS purchases and accounted for as Linked Transactions.  These linked repurchase agreements are not included in the above table.  (See Note 4)

The following table presents contractual maturity information about the Company’s repurchase agreements, which does not reflect the impact of Swaps that hedge such repurchase agreements, at March 31, 2011:

	March 31, 2011
		Weighted
Contractual Maturity		Average
(Dollars in Thousands)	Balance	Interest Rate
Overnight	$—	—%
Within 30 days	4,696,446	0.41
Over 30 days to 90 days	2,474,324	0.58
Over 90 days	481,943	1.34
Total	$7,652,713	0.52%

(1)  At March 31, 2011, the Company had repurchase agreements of $304.1 million that were linked to MBS purchases and accounted for as Linked Transactions.  These linked repurchase agreements are not included in the above table.  (See Note 4)

During the three months ended March 31, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.  These terminations were made in connection with the sale of $931.9 million of Agency MBS.  (See Note 3)

The Company had repurchase agreements with 24 counterparties at March 31, 2011 and 21 counterparties at December 31, 2010.  At March 31, 2011, the Company did not have greater than 10% of stockholders’ equity at risk with any individual counterparty.

8.      Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements and Swaps.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated repurchase agreement borrowing and Swap, as applicable.  Through this margining process, either the Company or its counterparty may be required to pledge cash or securities as collateral pursuant to repurchase agreements and Swaps.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high-quality securities.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements and Swaps at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged		Collateral Held
Swaps:
Agency MBS	$144,306		$—	$153,534		$—
Cash (1)	33,898		—	35,083		—
	178,204		—	188,617		—
Repurchase Agreements:
Agency MBS	$6,717,291		$3,933	$5,366,345		$—
Non-Agency MBS	1,918,251	(2)	—	1,329,625	(2)	—
Cash (1)	667		—	6,844		—
U.S. Treasury securities	—		13,725	—		—
	8,636,209		17,658	6,702,814		—
Total	$8,814,413		$17,658	$6,891,431		$—

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2)  Includes $1.031 billion and $462.0 million of Non-Agency MBS acquired from consolidated VIEs at March 31, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its borrowings under repurchase agreements and Swaps at March 31, 2011:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Swaps
							Total Fair
							Value of
			Accrued			Accrued	MBS
	Fair Value/		Interest on	Fair Value/		Interest on	Pledged and
	Carrying	Amortized	Pledged	Carrying	Amortized	Pledged	Accrued
(In Thousands)	Value	Cost	MBS	Value	Cost	MBS	Interest
Fannie Mae	$5,980,220	$5,846,640	$21,260	$111,813	$108,836	$331	$6,113,624
Freddie Mac	730,836	721,411	3,361	23,325	22,651	105	757,627
Ginnie Mae	6,235	6,134	16	9,168	8,973	22	15,441
Agency MBS	$6,717,291	$6,574,185	$24,637	$144,306	$140,460	$458	$6,886,692
Rated AAA	$122,309	$114,804	$529	$—	$—	$—	$122,838
Rated AA	78,395	77,721	301	—	—	—	78,696
Rated A	55,302	50,389	240	—	—	—	55,542
Rated BBB	53,643	49,048	252	—	—	—	53,895
Rated BB	48,220	44,332	235	—	—	—	48,455
Rated B	83,776	76,407	418	—	—	—	84,194
Rated CCC	272,235	251,820	1,300	—	—	—	273,535
Rated CC	227,510	212,226	1,147	—	—	—	228,657
Rated C	170,159	156,957	998	—	—	—	171,157
Rated D	128,547	113,370	712	—	—	—	129,259
Not Rated	678,155	523,535	4,692	—	—	—	682,847
Non-Agency MBS (1)	$1,918,251	$1,670,609	$10,824	$—	$—	$—	$1,929,075
Total	$8,635,542	$8,244,794	$35,461	$144,306	$140,460	$458	$8,815,767

(1)  Includes $1.031 billion of Non-Agency MBS acquired from consolidated VIEs at March 31, 2011, which are eliminated from the Company’s consolidated balance sheet.

9.      Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two separate operating leases.  The Company’s lease for its corporate headquarters in New York, New York was amended in December 2010 such that the lease term will extend through approximately May 31, 2020.  The amended lease provides for aggregate annual cash payments ranging over time from approximately $1.8 million to $2.5 million per year, paid on a monthly basis, exclusive of

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

escalation charges.  In connection with this lease, at March 31, 2011, the Company had a $350,000 irrevocable standby letter of credit in lieu of lease security.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 2011 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, rent of approximately $29,000 per year, paid on a monthly basis.

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 14 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from the VIEs upon breach of certain representations and warranties.

10.    Stockholders’ Equity

(a)  Dividends on Preferred Stock

At March 31, 2011, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through March 31, 2011, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2010 through March 31, 2011:

Declaration Date	Record Date	Payment Date
February 18, 2011	March 1, 2011	March 31, 2011
November 19, 2010	December 1, 2010	December 31, 2010
August 20, 2010	September 1, 2010	September 30, 2010
May 21, 2010	June 1, 2010	June 30, 2010
February 19, 2010	March 1, 2010	March 31, 2010

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2010 through March 31, 2011:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 31, 2011	April 11, 2011	April 29, 2011	$0.235
December 16, 2010	December 31, 2010	January 31, 2011	0.235
October 1, 2010	October 12, 2010	October 29, 2010	0.225
July 1, 2010	July 12, 2010	July 30, 2010	0.190
April 1, 2010	April 12, 2010	April 30, 2010	0.240

(c)  Registration Statements

On October 22, 2010, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (“1933 Act”), with respect to common stock, preferred stock, depositary shares representing preferred stock and/or warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter.  Pursuant to Rule 462(e) of the 1933 Act, this registration statement became effective automatically upon filing with the SEC.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

On May 26, 2010, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s Amended and Restated 2010 Equity Compensation Plan, (the “2010 Plan”), which amended and restated the Company’s Amended and Restated 2004 Equity Compensation Plan (the “2004 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 2004 Plan, related to an aggregate of 13.5 million shares of common stock, of which 10.0 million shares remained available for issuance at March 31, 2011.

On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act, for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At March 31, 2011, 9.2 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

(d)  Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the three months ended March 31, 2011:

Share Issue Date (In Thousands, Except Per Share Amounts)	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
March 11, 2011	74,750	$8.10	$605,475	(1)

(1)  The Company incurred approximately $438,000 of expenses in connection with this equity offering.

(e)  DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the three months ended March 31, 2011, the Company issued 22,530 shares of common stock through the DRSPP, raising net proceeds of $182,530.  From the inception of the DRSPP in September 2003 through March 31, 2011, the Company issued 14,168,874 shares pursuant to the DRSPP, raising net proceeds of $125.7 million.

(f)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three months ended March 31, 2011, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through March 31, 2011, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended.  (See Note 10(c))

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(g)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At March 31, 2011, the Company was authorized to repurchase 4.0 million shares of its

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(h)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at March 31, 2011 and December 31, 2010 was as follows:

(In Thousands)	March 31, 2011	December 31, 2010
Available-for-sale MBS:
Unrealized gains	$438,843	$421,969
Unrealized losses	(35,658)	(28,147)
	403,185	393,822
Hedging Instruments:
Unrealized gains on Swaps	2,862	—
Unrealized losses on Swaps	(116,333)	(139,142)
	(113,471)	(139,142)
Accumulated other comprehensive income	$289,714	$254,680

At March 31, 2011 and December 31, 2010, the Company had other-than-temporary impairments recognized in accumulated other comprehensive income of $9.7 million and $12.0 million, respectively.

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Amounts)	2011	2010 (1)
Numerator:
Net income	$82,865	$82,677
Dividends declared on preferred stock	(2,040)	(2,040)
Dividends, DERs and undistributed earnings allocated to participating securities (2)	(380)	(261)
Net income to common stockholders - basic and diluted	$80,445	$80,376

Denominator:
Weighted average common shares for basic earnings per share	297,949	280,103
Add: Weighted average dilutive equity instruments (3)	277	54
Denominator for diluted earnings per share	298,226	280,157
Basic and diluted earnings per share	$0.27	$0.29

(1) Amounts have been corrected to conform to the current year’s presentation, which includes the impact of the two-class method to calculate basic and diluted earnings per share.  Application of such method is not material to basic and diluted EPS reported in prior periods.

(2) There were no undistributed earnings to allocate to participating securities for the three months ended March 31, 2011, as the Company declared its common stock dividend during the quarter.  The Company did not declare a common stock dividend during the three months ended March 31, 2010, given that, in prior years dividends were typically declared in the month following the end of the first three calendar quarters.

(3) At March 31, 2011, the Company had an aggregate of approximately 561,000 equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2011, as their inclusion would have been anti-dilutive.  These equity instruments included approximately 532,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 2.6 years and approximately 29,000 shares of restricted common stock with a weighted average grant date fair value of $7.55.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2011, approximately 10.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $356,000 and $226,000 during the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the Company had 1,512,517 DERs outstanding, of which 1,511,267 were entitled to receive distributions.

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

The Company did not grant any options during the three months ended March 31, 2011 or March 31, 2010.  At March 31, 2011, 537,000 Options were outstanding, of which 532,000 were vested and exercisable, with a weighted average exercise price of $10.14 and 5,000 Options were outstanding with an exercise price of $6.99 that were not exercisable.  As of March 31, 2011, the aggregate intrinsic value of total Options outstanding was approximately $6,000.

Restricted Stock

The Company awarded 12,255 and 93,606 shares of restricted common stock during the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011 and December 31, 2010, the Company had unrecognized compensation expense of $5.3 million and $5.9 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $809,000 and $746,000 on unvested shares of restricted stock at March 31, 2011 and December 31, 2010, respectively.  The unrecognized compensation expense at March 31, 2011 is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of March 31, 2011 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at March 31, 2011 had DERs attached.  At March 31, 2011, the Company had unrecognized compensation expense of $4.0 million for RSUs, which is expected to be recognized over a weighted average period of 3.6 years.  For RSUs granted during 2010, a weighted average forfeiture rate of 6.4% has been applied to determine the amount of compensation expense to be recognized.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Restricted shares of common stock	$642	$499
RSUs	288	223
Options	2	—
Total	$932	$722

(b)  Employment Agreements

At March 31, 2011, the Company had employment agreements with eight of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Non-employee directors	$3	$9
Officers	(1)	1
Total	$2	$10

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2011 and December 31, 2010 that had not been distributed and the Company’s associated liability under such plans at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$134	$188	$253	$405
Officers	—	—	13	28
Total	$134	$188	$266	$433

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2011 and December 31, 2010, which had not been distributed through such date.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2011 and 2010, the Company recognized expenses for matching contributions of $43,000 and $40,000, respectively.

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

Agency MBS, Non-Agency MBS, Securities Held as Collateral, Obligations to Return Securities Held as Collateral and Securitized Debt

The Company determines the fair value of its Agency MBS, including Agency MBS held as collateral and U.S. Treasury securities held as collateral, based upon prices obtained from a third party pricing service, which are indicative of market activity.  The pricing service uses daily To-Be-Announced (“TBA”) securities (TBA securities are liquid and have quoted market prices and represent the most actively traded class of MBS) evaluations from an ARM-MBS trading desk and Bond Equivalent Effective Margins (“BEEMs”) of actively traded ARM-MBS.  Based on government bond research, prepayment models are developed for various types of ARM-MBS by the pricing service.  Using the prepayment speeds derived from the models, the pricing service calculates the BEEMs of actively traded ARM-MBS.  Given the specific prepayment speed and the BEEM, the corresponding evaluation for the specific pool is computed using a cash flow generator with current TBA settlement day.  The income approach technique is then used for the valuation of the Company’s MBS.

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

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include loan delinquency data and credit enhancement levels and assign a structure to various characteristics of the MBS and its deal structure to ensure that its structural classification represents its behavior.  Factors such as vintage, credit enhancements and delinquencies are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

The Company’s MBS are valued using various market data points as described above, which it considers readily observable parameters.  Accordingly, the Company’s MBS are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Linked Transactions

The Non-Agency MBS underlying the Company’s Linked Transactions are valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date.  The fair value of Linked Transactions also includes accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s Linked Transactions are classified as Level 2 in the fair value hierarchy.

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

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2011, on the consolidated balance sheet by the valuation hierarchy, as previously described:

	Fair Value at March 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,374,510	$—	$7,374,510
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	3,201,840	—	3,201,840
Linked Transactions	—	103,855	—	103,855
Swaps	—	2,862	—	2,862
Securities held as collateral	—	17,658	—	17,658
Total assets carried at fair value	$—	$10,700,725	$—	$10,700,725
Liabilities:
Swaps	$—	$116,333	$—	$116,333
Obligations to return securities held as collateral	—	17,658	—	17,658
Total liabilities carried at fair value	$—	$133,991	$—	$133,991

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$7,374,510	$7,374,510	$5,980,623	$5,980,623
Non-Agency MBS, including MBS transferred to consolidated VIEs	3,201,840	3,201,840	2,078,087	2,078,087
Cash and cash equivalents	629,423	629,423	345,243	345,243
Restricted cash	34,565	34,565	41,927	41,927
Linked Transactions	103,855	103,855	179,915	179,915
Swaps	2,862	2,862	—	—
Securities held as collateral	17,658	17,658	—	—
Financial Liabilities:
Repurchase agreements	7,652,713	7,654,591	5,992,269	5,993,769
Securitized debt	663,367	663,865	220,933	221,209
Swaps	116,333	116,333	139,142	139,142
Obligations to return securities held as collateral	17,658	17,658	—	—

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2011 and December 31, 2010, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of the Company’s repurchase agreements.

MBS Purchase Commitments:  MBS committed to be purchased at March 31, 2011 would have been offered by third parties at substantially the same price and under substantially the same terms as those committed to by the Company.  Accordingly, the fair value of the Company’s MBS purchase commitment at March 31, 2011 was zero.  The Company did not have any commitments to purchase MBS or enter into any other financial instrument at December 31, 2010.

14.  Use of Special Purpose Entities and Variable Interest Entities

SPEs are entities designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Resecuritization transactions

In October 2010 and February 2011, the Company entered into resecuritization transactions that resulted in the Company consolidating the VIEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

As part of the February 2011 resecuritization transaction, the Company sold an aggregate of $1.320 billion in principal value Non-Agency MBS to Credit Suisse First Boston Mortgage Securities Corp. (“CSMC”), who subsequently transferred the underlying certificates to CSMC Series 2011-1R, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $488.4 million face amount of variable rate, super senior bonds (the “Senior Bonds”) rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 100 basis points.  In connection with this transaction, the Company acquired $831.6 million face amount of three classes of non-rated senior-support certificates issued by this trust, which together provide credit support to the Senior Bonds, and received $488.4 million in cash.  The Company also acquired $488.4 million notional amount of non-rated, variable rate interest only senior certificates issued by this trust.

As part of the October 2010 resecuritization transaction, the Company sold an aggregate of $985.2 million in principal value Non-Agency MBS to Deutsche Bank Securities, Inc., who subsequently transferred the Non-Agency MBS to Deutsche Mortgage Securities, Inc. Real Estate Mortgage Investment Conduit Trust, Series 2010-RS2, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $246.3 million face amount of variable rate, sequential senior Non-Agency MBS rated “AAA” by S&P issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points and the Company acquired $374.4 million face amount of six classes of mezzanine Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million face amount of non-rated subordinate Non-Agency MBS issued by the VIE, which together provide credit support to the Senior Bonds and received $246.3 million in cash.  In connection with this transaction the Company also acquired $246.3 million notional amount of non-rated variable rate, interest only senior certificates issued by the VIE.

The Company engaged in these transactions primarily for the purpose of obtaining non-recourse financing on a portion of its Non-Agency MBS portfolio, as well as refinancing a portion of its Non-Agency MBS portfolio on improved terms.  As a result of engaging in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying MBS transferred to the VIEs.

The activities that can be performed by an entity created to facilitate a resecuritization transaction are predominantly specified in the entity’s formation documents.  Those documents either do not permit the entity, any beneficial interest holder in the entity, or any other party associated with the entity to cause the entity to sell or replace the assets held by the entity, or limit such ability to specific events of default.

The Company concluded that the entities created to facilitate these transactions are VIEs.  The Company then completed an analysis of whether each VIE created to facilitate the resecuritization transaction should be consolidated by the Company, based on consideration of its involvement in each VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•    Whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE;  and

•    Whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate these securitization transactions.

As of March 31, 2011, the fair value of the Non-Agency MBS that were resecuritized through the Company is $1.739 billion.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of March 31, 2011, the outstanding balance of Senior Bonds issued by consolidated VIEs was $663.4 million.  These Senior Bonds are included in the Company’s consolidated

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Balance Sheet and disclosed as “Securitized Debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2010.

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

Business/General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in residential Agency MBS and Non-Agency MBS.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the difference between the interest and other income we earn on our investments and the interest expense we pay on the borrowings that we use to finance our leveraged investments and our operating costs.

At March 31, 2011, we had total assets of approximately $11.436 billion, of which $10.576 billion, or 92.5%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.375 billion of Agency MBS and $3.202 billion of Non-Agency MBS, substantially all of which represented the senior-most tranches within the MBS structure.  Included in our total assets were Linked Transactions of $103.9 million, which were comprised of $408.3 million of Non-Agency MBS and associated accrued interest receivable and $304.4 million of borrowings under linked repurchase agreements and associated accrued interest payable.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the market place, the terms and availability of adequate financing, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by conditional prepayment rates (or CPRs), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

The table below presents the composition of our MBS portfolio with respect to repricing characteristics as of March 31, 2011:

	March 31, 2011
	Agency MBS	Non-Agency MBS	Total	Percent
(In Thousands)	Fair Value (1)	Fair Value (2)	MBS (1)	of Total
Hybrids in contractual fixed-rate period	$4,841,004	$1,577,664	$6,418,668	60.75%
Hybrids in adjustable period	645,267	728,914	1,374,181	13.00
15-year fixed rate	1,709,780	43	1,709,823	16.18
Greater than 15-year to 25-year fixed rate	—	2,413	2,413	0.02
30-year to 40-year fixed rate	—	791,669	791,669	7.49
Floaters	169,727	101,137	270,864	2.56
Total	$7,365,778	$3,201,840	$10,567,618	100.00%

(1) Does not include principal receivable in the amount of $8.7 million.

(2) Does not reflect $406.4 million Non-Agency MBS underlying our Linked Transactions.

We are exposed to credit risk in our Non-Agency MBS portfolio; however, the credit support built into Non-Agency MBS transaction structures is designed to mitigate the risk of credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS provide further protection from potential credit losses in the event we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

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

As of March 31, 2011, approximately $8.923 billion, or 84.4%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $1.374 billion, or 13.0%, was in its contractual adjustable-rate period.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at March 31, 2011, we had $270.9 million of MBS with interest rates that reset monthly.

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

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended March 31, 2011, our Agency MBS portfolio experienced a weighted average CPR of 21.0%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.6%.  Over the last consecutive eight quarters, ending with March 31, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a low of 15.2% to a high of 37.9%, with an average quarterly CPR of 21.9%.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2011, we had net unrealized gains of $153.9 million on our Agency MBS, comprised of gross unrealized gains of $163.7 million and gross unrealized losses of $9.8 million, and had net unrealized gains on our Non-Agency MBS of $249.3 million, comprised of gross unrealized gains of $275.2 million and gross unrealized losses of $25.8 million.  At March 31, 2011, we did not intend to sell any of our MBS that were in an unrealized loss position, and it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance the acquisition of Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into hedging transactions, which in recent years have been comprised entirely of Swaps. Our Swaps are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While our Swaps do not extend the maturities of our repurchase agreements, they do however lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged repurchase agreements.  During the three months ended March 31, 2011, we entered into Swaps with a notional amount of $430.0 million and had Swaps with an aggregate notional amount of $215.9 million expire.  At March 31, 2011, we had Swaps with an aggregate notional amount of $3.020 billion.  (See Note 4 to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)

Recent Market Conditions and Our Strategy

During the first quarter of 2011, we grew our Non-Agency MBS and Agency MBS portfolio at an accelerated pace utilizing cash generated in our February resecuritization and March 2011 equity raise.  In February 2011, we engaged in our second resecuritization transaction, which, similar to our initial resecuritization transaction completed in October 2010, financed a portion of our Non-Agency portfolio with non-recourse debt at competitive rates.  In March 2011, we completed a public offering of common stock, which generated net proceeds of $605.0 million, after expenses.  We are primarily using the proceeds from this equity transaction to invest in Non-Agency MBS and Agency MBS, consistent with our investment policies, as reflected in the growth of our MBS portfolio since December 31, 2010.

We acquired approximately $1.844 billion of Agency MBS during the three months ended March 31, 2011, including approximately $1.076 billion of 15-year fixed-rate amortizing MBS, which offered attractive yields relative to Agency hybrid MBS.  We expect that the majority of our assets will remain in Agency MBS due to our belief in the long-term attractiveness of the asset class.

In the first three months of 2011, we continued to grow our Non-Agency MBS portfolio, purchasing approximately $855.3 million of such securities (including $103.8 million of MBS, which are reported as a component of Linked Transactions) at a weighted average purchase price of 84.0% of par value.  Our ability to leverage Non-Agency MBS using borrowings under repurchase agreements has increased in recent periods.  In addition, our recent resecuritization transactions have allowed us to increase our access to borrowings, in the form of securitized debt associated with our Non-Agency MBS.

While Non-Agency MBS remain available in the marketplace at discounts to par value, such discounts have narrowed relative to discounts previously available.  Despite higher market prices and lower yields, we believe that loss-adjusted returns on Non-Agency MBS continue to represent attractive investment opportunities, particularly given the ability to borrow against such securities.  The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  In addition, we continue to selectively find relative value in the Agency MBS market particularly in Hybrids and 15-year fixed-rate products due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low interest rates on borrowings under repurchase agreements.

The performance of certain of our Non-Agency MBS has exceeded our performance expectations while others have fallen below expectations.  As a result, during the first quarter of 2011, we reallocated a net of $5.0 million of purchase discount on our Non-Agency MBS, including $1.2 million on securities underlying our Linked Transactions, to accretable purchase discount from Credit Reserve.  Together with coupon interest, accretable discount is recognized as interest income over the life of the asset.  This $5.0 million will be recorded as additional income over the life of the related Non-Agency MBS provided that such Non-Agency MBS continue to perform as expected.

During the three months ended March 31, 2011, our Non-Agency MBS portfolio earned $49.6 million and had associated borrowing costs of $6.3 million related to our borrowings under repurchase agreements and our securitized debt.  In addition, we had unrealized net gains and net interest income from Linked Transactions of $14.9 million, comprised of interest income of $9.4 million and an increase of $7.2 million in the fair value of the underlying MBS, offset by interest expense of $1.8 million on the underlying repurchase agreement borrowings.  At March 31, 2011, $3.202 billion, or 30.3% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $406.4 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  With $629.4 million of cash and cash equivalents and $504.2 million of unpledged Agency MBS at March 31, 2011, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.

The financial environment continues to be favorably impacted by accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us at attractive market rates and terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At March 31, 2011, we had borrowings under repurchase agreements with 24 counterparties and securitized debt resulting in a debt-to-equity multiple of 2.9 times.  (See table on page 42 that presents our quarterly leverage multiples since March 31, 2010.)

The table below presents certain information about our asset allocation at March 31, 2011:

ASSET ALLOCATION

At March 31, 2011
(Dollars in Thousands)	Agency MBS		Non-Agency MBS (1)		Cash (2)	Other, net (3)	Total
Amortized Cost	$7,220,646		$3,350,750		$663,988	$(24,648)	$11,210,736
Market Value	$7,374,510		$3,608,233		$663,988	$(24,648)	$11,622,083
Less Repurchase Agreement Borrowings	(6,382,615)		(1,574,226)		—	—	(7,956,841)
Less Securitized Debt	—		(663,367)		—	—	(663,367)
Equity Allocated	$991,895		$1,370,640		$663,988	$(24,648)	$3,001,875
Less Swaps at Market Value	—		—		—	(113,471)	(113,471)
Net Equity Allocated	$991,895		$1,370,640		$663,988	$(138,119)	$2,888,404
Debt/Net Equity Ratio (4)	6.4	x	1.6	x	—	—	3.0	x

(1) Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and repurchase borrowing of the MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and reported net as Linked Transactions on our consolidated balance sheets.

(2) Includes cash, cash equivalents and restricted cash.

(3) Includes interest receivable, real estate held-for-sale, securities held as collateral, goodwill, prepaid and other assets, interest payable, Swaps at fair value, obligations to return securities held as collateral, dividends payable and accrued expenses and other liabilities.

(4) Represents borrowings under repurchase agreements and securitized debt as a multiple of net equity allocated.

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of March 31, 2011 and December 31, 2010:

	March 31,		December 31,
(In Thousands)	2011		2010
(i) Non-Agency MBS (excluding Linked Transactions)
Face/Par	$4,111,051		$2,821,489
Fair Value	3,201,840		2,078,087
Amortized Cost	2,952,519		1,846,872
Purchase (Discount) Designated as Credit Reserve and OTTI Charged through Earnings	(945,853	)(1)	(746,678	)(2)
Purchase (Discount) Designated as Accretable	(213,925)		(228,966)
Purchase Premiums	1,246		1,027
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$482,486		$863,280
Fair Value	406,393		744,369
Amortized Cost	398,231		718,734
Purchase (Discount) Designated as Credit Reserve	(69,305)		(99,094)
Purchase (Discount) Designated as Accretable	(14,950)		(45,756)
Purchase Premiums	—		304
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions
Face/Par	$4,593,537		$3,684,769
Fair Value	3,608,233		2,822,456
Amortized Cost	3,350,750		2,565,606
Purchase (Discount) Designated as Credit Reserve and OTTI Charged through Earnings	(1,015,158	)(3)	(845,772	)(4)
Purchase (Discount) Designated as Accretable	(228,875)		(274,722)
Purchase Premiums	1,246		1,331

(1)  Includes discount designated as Credit Reserve of $899.9 million and OTTI of $46.0 million at March 31, 2011.

(2)  Includes discount designated as Credit Reserve of $700.3 million and OTTI of $46.4 million at December 31, 2010.

(3)  Includes discount designated as Credit Reserve of $969.2 million and OTTI of $46.0 million at March 31, 2011.

(4)  Includes discount designated as Credit Reserve of $799.4 million and OTTI of $46.4 million at December 31, 2010.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended March 31, 2011 and March 31, 2010.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount	Discount Designated as Credit Reserve	Accretable Discount
Balance at beginning of period	$(799,422)	$(274,722)	$(488,259)	$(171,932)
Accretion of discount, net	—	11,918	—	10,679
Realized credit losses	2,976	—	48	—
Purchases	(177,740)	14,280	(114,479)	(7,947)
Sales	—	—	7,856	683
Unlinking of Linked Transactions	—	24,629	—	157
Transfers from/(to)	4,980	(4,980)	1,943	(1,943)
Balance at end of period	$(969,206)	$(228,875)	$(592,891)	$(170,303)

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions for the quarters ended March 31, 2011 and March 31, 2010:

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Non-Agency MBS (excluding Linked Transactions)
Coupon Yield (1)	6.83%	7.34%
Effective Yield Adjustment (2)	1.75	3.12
Net Yield	8.58%	10.46%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.21%	5.29%
Effective Yield Adjustment (2)	1.19	2.14
Net Yield	6.40%	7.43%

Combined Non-Agency MBS and MBS Underlying Linked Transactions
Coupon Yield (1)	6.50%	6.82%
Effective Yield Adjustment (2)	1.64	2.87
Net Yield	8.14%	9.69%

(1)  Reflects the annualized coupon interest income divided by the average amortized cost.  The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.

(2)  The effective yield adjustment is the difference between the net yield, calculated utilizing management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

On February 17, 2011, as part of a resecuritization transaction, we sold Non-Agency residential MBS with an aggregate principal value of $1.320 billion to CSMC, who subsequently transferred the underlying certificates to a Delaware statutory trust, which we consolidate as a VIE.  In connection with this transaction, third-party investors purchased $488.4 million face amount of Senior Bonds rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 100 basis points.  As consideration for these Non-Agency MBS, we received $831.6 million face amount of three classes of non-rated senior-support certificates issued by the VIE, which together provide credit support for the Senior Bonds, and $488.4 million in cash.  We also acquired $488.4 million notional amount of non-rated, variable-rate, interest-only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.  We used cash of $3.7 million for resecuritization related expenses, which will be amortized to interest expense over the life of the resecuritized MBS.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At March 31, 2011, net premiums on our Agency MBS portfolio under GAAP were $161.3 million compared to $158.4 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.159 billion, which when combined with purchase discounts of $84.3 million related to securities underlying our Linked Transactions, resulted in total purchase discounts on Non-Agency MBS of $1.243 billion at March 31, 2011.  For tax purposes net purchase discounts on Non-Agency MBS at March 31, 2011 were $1.189 billion.

Resecuritizations

For tax purposes, depending on the transaction structure, a resecuritization transaction may be treated either as a sale or a refinancing of the underlying MBS.  Income recognized from resecuritization transactions will differ for tax and GAAP.  For tax purposes, we own and may in the future acquire interests in resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID). As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision.  For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders.

Regulatory Developments

The U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, Securities and Exchange Commission and other governmental and regulatory bodies have taken or are considering taking actions in response to the recent U.S. financial crisis.  In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) was passed by the U.S. Congress and signed into law.  The Dodd-Frank Act creates a new regulator housed within the Federal Reserve System, an independent bureau to be known as the Consumer Financial Protection Bureau (or the CFPB), which will have broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Bill (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also contains laws affecting the securitization of mortgages with requirements for risk retention by mortgage securitizers and laws affecting credit rating agencies.

Much of the Dodd-Frank Act’s implementation will likely require numerous implementing regulations.  Thus, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, interest rate swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

Results of Operations

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

For the first quarter of 2011, we had net income available to common stock and participating securities of $80.8 million, or $0.27 per basic and diluted common share, compared to net income available to common stock and participating securities of $80.6 million, or $0.29 per basic and diluted common share, for the first quarter of 2010.

Interest income on our Agency MBS for the first quarter of 2011 decreased to $60.2 million from $78.7 million, or 23.5% for the first quarter of 2010.  This change reflects (i) a decrease in the net yield on our Agency MBS to 3.84% for the first quarter of 2011 from 4.64% for the first quarter of 2010 and (ii) a decrease in our average Agency MBS portfolio (excluding changes in market values) to $6.274 billion for the first quarter of 2011 from $6.786 billion for the first quarter of 2010.  Interest rates on the mortgages underlying our Agency MBS have continued to reset to lower market rates.  In addition, our recent purchases of Agency MBS have lower yields and higher purchase premiums, reflecting current market conditions, than our Agency MBS that have prepaid and amortized.  As a result, the coupon yield on our Agency MBS portfolio declined 80 basis points to 4.32% for the first quarter of 2011 from 5.12% for the first quarter of 2010.  During the first quarter of 2011, our Agency MBS portfolio experienced a 21.0% CPR and we recognized $7.5 million of premium amortization compared to a CPR of 25.6% and $8.2 million of premium amortization for the first quarter of 2010.  At March 31, 2011, we had net purchase premiums of $161.3 million, or 2.3% of current par value, on our Agency MBS, compared to net purchase premiums of $104.9 million and 1.8% of par value at December 31, 2010.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the first quarter of 2011 was $49.6 million compared to $29.0 million for the first quarter of 2010.  (Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.) Excluding changes in market values, our average investment in our Non-Agency MBS increased by $1.206 billion, or 109.0%, to $2.314 billion for the first quarter of 2011 from $1.107 billion for the first quarter of 2010.  The recent growth in our Non-Agency MBS was primarily funded with securitized debt in connection with our resecuritization transactions in February 2011 and October 2010 and capital raised in a public offering of our common stock in March 2011.  In addition, during the first quarter of 2011, primarily in connection with our resecuritization transaction, certain of our Non-Agency MBS underlying Linked Transactions became delinked.  As a result, Non-Agency MBS of $431.6 million, previously included as a component of Linked Transactions, were recognized as MBS on our consolidated balance sheet as of March 31, 2011.  Our Non-Agency MBS portfolio yielded 8.58% for the first quarter of 2011 compared to 10.46% for the first quarter of 2010.  The decrease in the yield on our Non-Agency MBS reflects the impact of rising prices for Non-Agency MBS and resulting lower yield on newly acquired assets.  During the first quarter of 2011, we recognized net purchase discount accretion of $10.1 million on our Non-Agency MBS, compared to $8.6 million for the first quarter of 2010.  At March 31, 2011, we had net purchase discounts of $1.159 billion, including Credit Reserve and previously recognized OTTI of $945.9 million, on our Non-Agency MBS, or 28.2% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon		Average	Coupon		Average	Coupon		Average
Quarter Ended	Yield	Net Yield	CPR	Yield	Net Yield	CPR	Yield	Net Yield	CPR
March 31, 2011	4.32%	3.84%	20.95%	6.83%	8.58%	15.35%	5.00%	5.12%	19.53%
December 31, 2010	4.42	3.87	24.88	7.28	9.00	14.43	5.09	5.07	22.46
September 31, 2010	4.48	3.93	23.81	7.42	9.92	15.49	5.05	5.10	22.08
June 30, 2010	4.66	3.61	42.75	7.46	10.18	14.62	5.16	4.80	37.19
March 31, 2010	5.12	4.64	25.61	7.34	10.46	14.40	5.43	5.45	24.00

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended March 31, 2011 and March 31, 2010:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield(2)	Yield
Quarter Ended March 31, 2011
Agency MBS	$6,273,769	$60,175	4.49%	4.32%	3.84%
Non-Agency MBS, including transfers to consolidated VIEs (2)	2,313,757	49,649	4.80	6.83	8.58
Total	$8,587,526	$109,824	4.60%	5.00%	5.12%
Quarter Ended March 31, 2010
Agency MBS	$6,786,268	$78,679	5.31%	5.12%	4.64%
Non-Agency MBS (2)	1,107,284	28,965	4.69	7.34	10.46
Total	$7,893,552	$107,644	5.18%	5.43%	5.45%

(1)  Includes principal payments receivable.

(2)  Reflects the annualized coupon interest income divided by the average amortized cost.  The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.  (Does not include MBS underlying our Linked Transactions.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of money market investments, is not a material source of income, as the yields on such funds are at historically low levels.  Our average cash investments were $453.7 million and yielded 0.05% for the first quarter of 2011 compared to average cash investments of $513.9 million that yielded 0.04% for the first quarter of 2010.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At March 31, 2011, we had repurchase agreement borrowings of $7.653 billion, of which $3.020 billion was hedged with Swaps.  At March 31, 2011, our Swaps had a weighted average fixed-pay rate of 3.43% and extended 26 months on average with a maximum remaining term of approximately 59 months.  Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreement borrowings has not declined to the same extent that market interest rates have declined.

Our interest expense for the first quarter of 2011 decreased by 9.9% to $34.7 million from $38.5 million for the first quarter of 2010.  This decrease reflects the combined impact of the effective interest rate paid on our borrowings partially offset by an increase in our average borrowings.  Our interest expense for the first quarter of 2011 was comprised of interest expense of $33.1 million on our borrowings under repurchase agreements and $1.6 million on our securitized debt.  Our average repurchase agreement borrowings for the three months ended March 31, 2011 were $6.601 billion, compared to $6.508 billion for the first quarter of 2010.  As a result of the resecuritization transactions completed in October 2010 and February 2011, we had securitized debt of $663.4 million at March 31, 2011.  Our securitized debt, which bears interest at variable rates, had an aggregate weighted average balance of $440.8 million for the three months ended March 31, 2011; we had no securitized debt during the first quarter of 2010.  The effective interest rate paid on our borrowings decreased to 1.99% for the quarter ended March 31, 2011 from 2.40% for the quarter ended March 31, 2010, reflecting a decline in market interest rates and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $24.0 million, or 138 basis points, for the quarter ended March 31, 2011, compared to interest expense of $29.1 million, or 182 basis points, for the first quarter of 2010.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates, as such Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to decrease.  During the quarter ended March 31, 2011, we entered into five Swaps with an aggregate notional amount of $430.0 million and a weighted average fixed pay rate of 1.81% with initial maturities ranging from four to five years and had Swaps with an aggregate notional amount of $215.9 million and a weighted average fixed pay rate of 4.24% expire.

The following table presents information about our securitized debt at March 31, 2011:

Benchmark Interest Rate	At March 31, 2011
(Dollars in Thousands)	Securitized Debt	Interest Rate
30 Day LIBOR + 100 basis points	$464,064	1.25%
30 Day LIBOR + 125 basis points	199,303	1.50
Total	$663,367	1.32%

We expect that our interest expense and funding costs for the remainder of 2011 will be impacted by market interest rates, the amount of our borrowings, our existing and future Swaps and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 4, 7 and 14 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP	Non-GAAP
	Leverage	Leverage
At the Period Ended	Multiple (1)	Multiple(2)
March 31, 2011	2.9	3.0
December 31, 2010	2.8	3.0
September 30, 2010	2.6	2.8
June 30, 2010	2.8	3.0
March 31, 2010	2.7	2.8

(1)  Represents borrowings under repurchase agreements and securitized debt divided by stockholders’ equity.

(2) The Non-GAAP Leverage Multiple reflects our borrowings under repurchase agreements, securitized debt, and borrowings that are reported on our balance sheet as a component of Linked Transactions of $304.1 million, $567.3 million, $422.3 million, $342.0 million, and $321.8 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively.  We present a non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on  Form 10-Q.)

For the first quarter of 2011, our net interest income increased to $75.2 million from $69.2 million for the first quarter of 2010.  This increase primarily reflects the significant increase in our investments in Non-Agency MBS and, to a lesser extent, the decrease in our borrowings costs, as discussed above.  As a result of our increase in Non-Agency MBS, which have higher yields relative to Agency MBS, our net interest spread and margin increased in the first quarter of 2011 to 2.87% and 3.31%, respectively, compared to a net interest spread and margin of 2.73% and 3.29%, respectively, for the first quarter of 2010.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

						Average
					Yield on	Balance of
			Average		Average	Repurchase
	Average	Interest	Interest	Total	Interest-	Agreements		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	and Securitized	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets	Debt	Expense	Funds	Income
March 31, 2011	$8,587,526	$109,824	$453,730	$109,878	4.86%	$7,041,406	$34,653	1.99%	$75,225
December 31, 2010	7,689,167	97,498	482,683	97,597	4.78	6,324,079	35,469	2.23	62,128
September 30, 2010	7,637,483	97,296	440,146	97,417	4.82	6,205,856	35,464	2.26	61,953
June 30, 2010	7,375,637	88,515	646,644	88,627	4.42	6,129,448	35,741	2.34	52,886
March 31, 2010	7,893,552	107,644	513,867	107,697	5.13	6,507,890	38,451	2.40	69,246

(1)  Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin(1)	MBS	MBS	Spread
March 31, 2011	2.87%	3.31%	5.12%	1.99%	3.13%
December 31, 2010	2.55	3.06	5.07	2.23	2.84
September 30, 2010	2.56	3.08	5.10	2.26	2.84
June 30, 2010	2.08	2.64	4.80	2.34	2.46
March 31, 2010	2.73	3.29	5.45	2.40	3.05

(1)  Annualized net interest income divided by average interest-earning assets.

For the first quarter of 2011, we had $15.2 million of other income, net, which primarily reflects the unrealized net gains and net interest income from Linked Transactions of $14.9 million.  The unrealized net gains and net interest income from Linked Transactions is comprised of interest income of $9.4 million on the underlying Non-Agency MBS, interest expense of $1.8 million on the borrowings under repurchase agreements and appreciation of $7.2 million in the fair value of the underlying securities.  Future changes in the market value of the securities underlying our Linked Transactions, the amount of additional future Linked Transactions and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future unrealized net gains and net interest income from Linked Transactions.  If Linked Transactions become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying Non-Agency MBS will be recorded with an amortized cost equal to their fair value when such transactions become unlinked, which generally impact the prospective yield on such securities.  During the three months ended March 31, 2011, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $431.6 million.  Of this amount, $160.3 million were financed using repurchase agreement borrowings, either with a different counterparty or following a collateral substitution agreed to with the original counterparty, $257.6 million were refinanced as part of the February 2011 resecuritization transaction, and $13.7 million were financed using cash.

For the first quarter of 2011, we had compensation and benefits and other general and administrative expense of $7.3 million, or 1.17% of average equity, compared to $6.2 million, or 1.13% of average equity, for the first quarter of 2010.  The increase in our employee compensation and benefits expense for the first quarter of 2011 compared to the first quarter of 2010, primarily reflects compensation associated with our additional hires and increases in compensation to remain competitive in the marketplace.  Our other general and administrative expenses, which were $2.2 million for the quarter ended March 31, 2011, compared to $1.9 million for the quarter ended March 31, 2010, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, Board fees and Board expenses, professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  These increases primarily reflect costs incurred to expand our investment analytic capability, associated primarily with our investment in Non-Agency MBS, and data system upgrades.  During the third quarter of 2011, we expect to occupy our newly leased premises to accommodate the growth of our team and accordingly expect that our facilities cost will reflect our expansion.

Liquidity and Capital Resources

General

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market and resecuritization transactions.  Our most significant uses of cash are generally to pay principal and interest on our borrowings under repurchase agreements and securitized debt, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We employ a diverse capital raising strategy under which we may issue capital stock.  On March 11, 2011, we issued 74.8 million shares of our common stock in a public offering, generating net cash proceeds of $605.0 million, after expenses.  In addition, during the three months ended March 31, 2011, we issued 22,530 shares of common stock through our DRSPP, raising net proceeds of $182,530.  We primarily used the proceeds from these equity transactions to invest in Non-Agency MBS and Agency MBS in accordance with our investment policy.  To the extent we issue additional equity through capital market transactions, we currently anticipate using the proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreement and other borrowings, for working capital and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  At March 31, 2011, we had available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement and 9.2 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.

Our borrowings under repurchase agreements are renewable at the discretion of our lenders and, as such, our ability to roll-over such borrowings is not guaranteed.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

During the first three months of 2011, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS remained available to us at attractive market terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.

We maintain cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, our Cushion) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.  (See our consolidated statements of cash flows, included under Item 1 of this quarterly report on Form 10-Q and “Interest Rate Risk” included under Item 3 of this quarterly report on Form 10-Q.)

At March 31, 2011, we had a total of $8.780 billion of MBS and $34.6 million of restricted cash pledged against our repurchase agreements and Swaps.  At March 31, 2011, we had a Cushion of $1.208 billion available to meet potential margin calls, comprised of cash and cash equivalents of $629.4 million, unpledged Agency MBS of $504.2 million and excess collateral of $74.5 million, which included securities of $17.7 million held as reverse collateral.  In addition, at March 31, 2011, we had unpledged Non-Agency MBS with a fair value of $574.7 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to any margin call.

On February 17, 2011, as part of a resecuritization transaction, we sold Non-Agency MBS with an aggregate principal value of $1.320 billion to CSMC, who subsequently transferred the underlying certificates to a Delaware statutory trust, which we consolidate as a VIE.  In connection with this transaction, third-party investors purchased $488.4 million face amount of Senior Bonds rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 100 basis points.  As consideration for these Non-Agency MBS, we received $831.6 million face amount of three classes of non-rated senior-support certificates issued by the VIE, which together provide credit support for the Senior Bonds, and $488.4 million in cash.  We also acquired $488.4 million notional amount of non-rated, variable-rate, interest-only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.  We used cash of $3.7 million for resecuritization related expenses, which will be amortized to interest expense over the life of the resecuritized MBS.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements				Securitized Debt
Quarter Ended (In Thousands)	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End
March 31, 2011	$6,600,592	$7,652,713	(1)	$7,652,713	$440,814	$663,367	(3)	$680,794	(3)
December 31, 2010	6,105,940	5,992,269	(2)	6,116,460	218,139	220,933	(4)	237,612	(4)
September 30, 2010	6,205,856	5,995,447	(2)	6,268,142	—	—		—
June 30, 2010	6,129,448	6,274,220		6,274,220	—	—		—
March 31, 2010	6,507,890	6,013,875	(2) (5)	6,872,221	—	—		—

(1)  On March 11, 2011, the Company raised net equity of approximately $605.0 million, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements.

(2)  The lower end of period balance reflects the declining balance of our borrowings under repurchase agreements associated with our Agency MBS during the quarter.

(3)  Reflects securitized debt from our resecuritization transactions in February 2011 and October 2010.

(4)  Reflects securitized debt from our resecuritizations transaction in October 2010.

(5)  The lower end of period balance reflects the termination of $657.3 million of borrowings under repurchase agreements during the first quarter of 2010  in connection with sales of $931.9 million of Agency MBS.

Cash Flows and Liquidity For the Three Months Ended March 31, 2011

Our cash and cash equivalents increased by $284.2 million during the three months ended March 31, 2011, reflecting cash generated by the following activities:  $2.297 billion provided by our financing activities; $62.1 million provided by our operating activities; and $2.075 billion used through our investing activities, primarily to purchase MBS.

At March 31, 2011, our debt-to-equity multiple was 2.9x compared to 2.8x at December 31, 2010.  At March 31, 2011, we had borrowings under repurchase agreements of $7.653 billion with 24 counterparties, of which $6.383 billion was secured by Agency MBS and $1.270 billion was secured by Non-Agency MBS.  In addition, at such date, we had $304.1 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2010, we had borrowings under repurchase agreements of $5.992 billion with 21 counterparties and had borrowings under repurchase agreements of $567.3 million that were a component of our Linked Transactions.

At March 31, 2011, we had aggregate securitized debt of $663.4 million, resulting from our February 2011 and October 2010 resecuritization transactions.  During the quarter ended March 31, 2011, we used cash of $46.0 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.7 months at March 31, 2011.

Our investing activities provided cash of $2.075 billion during the three months ended March 31, 2011.  During this period, we received cash of $521.8 million from prepayments and scheduled amortization on our MBS portfolio, of which $434.2 million was attributable to Agency MBS and $87.6 million was from Non-Agency MBS.  During the period, we purchased $1.844 billion of Agency MBS and $751.6 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

In connection with our repurchase agreements and Swaps, we routinely receive margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral changes as the face (or par) value of our MBS changes, reflecting principal amortization and prepayments, market interest rates and/or other market conditions change, and the market value of our Swaps changes.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional securities and/or cash.  We have maintained compliance with all of our financial covenants to date.

The table below summarizes our margin activity with respect to our MBS, Linked Transactions and Swaps for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls				Cash and Securities	Net Assets Received/
For the Quarter Ended (In Thousands)	Fair Value of Securities Pledged		Cash Pledged	Aggregate Assets Pledged For Margin Calls	Received For Reverse Margin Calls	(Pledged) For Margin Activity
March 31, 2011	$259,382		$650	$260,032	$360,737	$100,705
December 31, 2010	309,417		290	309,707	225,592	(84,115)
September 30, 2010	417,626		3,302	420,928	472,694	51,766
June 30, 2010	881,280	(1)	172,919	1,054,199	838,342	(215,857)
March 31, 2010	422,614		259,286	681,900	808,555	126,655

(1)  Higher prepayments due to the implementation of the initial loan buyout programs instituted by Fannie Mae and Freddie Mac, pursuant to which 120+ days delinquent mortgages were purchased out of existing Agency MBS pools between March and July 2010, resulting in a significant increase in margin calls during the second quarter of 2010.

During the three months ended March 31, 2011, we paid cash dividends of $66.0 million on our common stock (which were declared in December 2010), paid cash dividends of $2.0 million on our preferred stock and made payments of $356,000 on our outstanding DERs.  On March 31, 2011, we declared our first quarter 2011 dividend on our common stock of $0.235 per share; on April 29, 2011, we paid this dividend which totaled $83.9 million, including DERs of $355,000.

We believe that we have adequate financial resources to meet our current obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreements could result and our liquidity position could be materially and adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 42 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on

Form 10-Q.)

Inflation

Substantially all of our assets and liabilities are financial in nature.  As a result, changes in interest rates and other factors impact our performance far more than does inflation.  Our financial statements are prepared in accordance with GAAP and dividends declared are based upon net ordinary income as calculated for tax purposes.  In each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of qualifying assets and at least 80% of our portfolio must be comprised of qualifying assets and real estate-related assets under the Investment Company Act.  Qualifying assets for this purpose include whole pool Agency MBS that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act.  We intend to treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption limits the types of assets we may acquire from time to time.  In addition, although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption.  Further, to the extent that the SEC staff provides different guidance regarding any of the matters bearing upon this exemption, we may be required to adjust our strategy which may require us to sell a substantial portion of our assets under potentially adverse market conditions or acquire assets in order for us to regain compliance.  If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to interest rates, liquidity, prepayment speeds, market value and the credit quality of our assets while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock.  While we do not seek to avoid risk, we seek, consistent with our investment policies, to:  assume risk that can be quantified from historical experience and actively manage such risk; earn sufficient returns to justify the taking of such risks; and maintain capital levels consistent with the risks that we undertake.

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with March 31, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2009, with an average CPR over such quarters of 21.9%.

The following table presents information at March 31, 2011 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

		Estimated Months to
		Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions		Expected Prepayment	Liabilities Reset (1)	in Months (1)
0%	(2)	57	11	46
15%		30	11	19
20%		26	11	15
25%		23	11	12

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At March 31, 2011, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 43 days and a weighted average term to interest rate reset of 38 days, or an effective repricing period of 11 months including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended March 31, 2011, our Swaps accounted for $24.0 million, or 138 basis points, of our borrowing costs.  At March 31, 2011, we had borrowings under repurchase agreements of $7.653 billion and borrowings under repurchase agreements of $304.1 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $3.020 billion with a weighted average fixed-pay rate of 3.43%, which extended 26 months on average with a maximum term of approximately 59 months.

At March 31, 2011, our Swaps were in a net unrealized loss position of $113.5 million, compared to an unrealized loss position of $139.1 million at December 31, 2010.  We expect that over time the unrealized losses on our Swaps will decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

The interest rates for most of our ARM-MBS, once in their adjustable rate period, primarily reset based on LIBOR and, to a lesser extent, one-year constant maturity treasury rate (or CMT) or the Federal Reserve U.S. 12-month cumulative average one-year CMT (or MTA), while our borrowings, comprised of repurchase agreements and securitized debt, are generally priced off of LIBOR.  While LIBOR, CMT and MTA generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted by the timing and amount of prepayments, credit performance and the benchmark rate to which the underlying mortgages are indexed.

Loans underlying Agency ARM-MBS generally reset based on the same benchmark index, Non-Agency MBS may be collateralized by mortgage loans that reset based on various benchmark indices and may contain fixed-rate mortgages.  The ARMs collateralizing our Agency MBS are primarily comprised of Hybrids; which have interest rates that are typically fixed for three to ten years at origination and, thereafter, generally adjust annually to an increment over a specified interest rate index; and, to a lesser extent, ARMs, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.  (See Item 3 “Quantitative and Qualitative Disclosures About Market Risk -Interest Rate Risk” in this quarterly report.)

Because the expected yields on our Non-Agency MBS are significantly greater than expected yields on non-credit sensitive assets, Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than non-credit sensitive assets.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at March 31, 2011:

Lifetime Caps on Agency ARMs
Maximum Lifetime Interest Rate	% of Total
8.3% to 10.0%	54.3%
>10.0% to 12.0%	42.6
>12.0%	3.1
100.0%

Interim Interest Rate Caps on Agency ARMs
Maximum Interim Change in Rate	% of Total
<1.0%	1.6%
>1.0% and <3.0%	10.2
>3.0% and <5.0%	82.5
>5.0%	2.6
No interim caps	3.1
100.0%

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

At March 31, 2011, MFA’s $10.983 billion of Agency MBS and Non-Agency MBS, which included MBS underlying Linked Transactions, were backed by hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset, is presented below:

	Agency MBS		Non-Agency MBS		Total
		Average		Average		Average
		Months to		Months to		Months to
(Dollars in Thousands)	Market Value	Reset (1)	Market Value	Reset (1)	Market Value	Reset (1)
Time to Reset:
< 2 years (2)	$1,887,746	8	$1,777,444	6	$3,665,190	7
2-5 years	3,056,952	44	454,461	41	3,511,413	44
> 5 years	720,032	73	460,665	69	1,180,697	71
ARM-MBS Total	$5,664,730	36	$2,692,570	23	$8,357,300	32
15-year fixed	$1,709,780		$—		$1,709,780
30-year fixed	—		908,163		908,163
40-year fixed	—		7,500		7,500
Fixed Rate Total	$1,709,780		$915,663		$2,625,443
MBS Total	$7,374,510		$3,608,233		$10,982,743

(1)  Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(2)  Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at March 31, 2011.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at March 31, 2011.

Shock Table
Change in Interest Rates (Dollars in Thousands)	Estimated Value of MBS (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
+100 Basis Point Increase	$10,793,467	$(54,002)	$10,739,465	$(129,807)	(8.93)%	(1.19)%
+ 50 Basis Point Increase	$10,893,968	$(83,737)	$10,810,231	$(59,041)	(4.17)%	(0.54)%
Actual at March 31, 2011	$10,982,743	$(113,471)	$10,869,272	$—	—	—
- 50 Basis Point Decrease	$11,059,793	$(143,206)	$10,916,587	$47,315	0.43%	0.44%
-100 Basis Point Decrease	$11,125,116	$(172,941)	$10,952,175	$82,903	(0.92)%	0.76%

(1)  Includes linked MBS that are reported as a component of Linked Transactions on our consolidated balance sheet. Such MBS may not be linked in future periods.

(2)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3)  Includes linked repurchase agreements that are reported as a component of our Linked Transactions on our consolidated balance sheet.  Such repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2011.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at March 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At March 31, 2011, the impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.97 which is the weighted average of 2.25 for our Agency MBS, (2.05) for Swaps and zero for our Non-Agency MBS and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.43), which is the weighted average of (0.64) for our Agency MBS and zero for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps that hedge certain of our repurchase agreement borrowings.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At March 31, 2011, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At March 31, 2011, our Non-Agency MBS had a fair value of $3.202 billion and an amortized cost of $2.953 billion, comprised of gross unrealized gains of $275.2 million and gross unrealized losses of $25.8 million.  At March 31, 2011, our Linked Transactions included MBS with a fair value of $406.4 million, including net gains of $8.2 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

Generally, in a rising interest rate environment, the fair value of our MBS would be expected to decrease; conversely, in a decreasing interest rate environment, the fair value of such MBS would be expected to increase.  If the fair value of MBS collateralizing our repurchase agreements decreases, we may receive margin calls from our repurchase agreement counterparties for additional MBS collateral or cash due to such decline.  If such margin calls are not met, our lender could liquidate the securities collateralizing our repurchase agreements with such lender, potentially resulting in a loss to us.  To avoid forced liquidations, we could apply a strategy of reducing borrowings and assets, by selling assets or not replacing securities as they amortize and/or prepay.  Such an action would likely reduce our interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the price at which such assets are sold.  Such a decrease in our net interest income could negatively impact cash available for dividend distributions, which in turn could reduce the market price of our issued and outstanding common stock and preferred stock.  To date, we have satisfied all of our margin calls and have never sold assets in response to a margin call.

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at March 31, 2011.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan FICO of 715 or Higher(1)			Securities with Average Loan FICO Below 715(1)
Year of Securitization (2) (Dollars in Thousands)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
Number of securities	70	80	84	12	17	27	290
MBS current face	$1,581,161	$1,148,456	$1,076,498	$203,628	$329,592	$254,202	$4,593,537
Gross purchase discounts	$(370,547)	$(344,259)	$(207,324)	$(90,093)	$(132,767)	$(53,092)	$(1,198,082)
Purchase discount designated as Credit Reserve (3)	$(327,421)	$(262,427)	$(136,621)	$(84,089)	$(118,148)	$(40,500)	$(969,206)
MBS amortized cost (4)	$1,194,386	$802,562	$865,377	$113,535	$172,847	$202,043	$3,350,750
MBS fair value	$1,260,593	$898,108	$906,015	$132,076	$202,319	$209,122	$3,608,233
Weighted average fair value to current face	79.7%	78.2%	84.2%	64.9%	61.4%	82.3%	78.6%
Weighted average coupon (5)	5.63%	5.15%	3.71%	4.73%	3.59%	4.35%	4.80%
Weighted average loan age (months) (5) (6)	50	58	71	49	58	74	59
Weighted average loan to value at origination (5) (7)	71%	71%	70%	74%	72%	70%	71%
Weighted average FICO score at origination (5) (7)	734	732	729	700	703	704	727
Owner-occupied loans	90.0%	89.0%	86.7%	81.6%	82.5%	83.2%	87.7%
Rate-term refinancings	25.8%	19.6%	16.6%	20.3%	14.4%	13.7%	20.4%
Cash-out refinancings	29.9%	30.3%	23.9%	36.1%	36.5%	36.2%	29.7%
3 Month CPR (6)	17.6%	17.2%	14.3%	13.4%	12.9%	12.9%	16.0%
3 Month CRR (6) (8)	11.5%	10.5%	9.8%	5.9%	4.4%	7.8%	9.9%
3 Month CDR (6) (8)	6.9%	7.5%	4.4%	7.9%	8.8%	5.5%	6.6%
60+ days delinquent (7)	22.0%	23.9%	16.6%	35.7%	33.5%	23.7%	22.7%
Weighted average credit enhancement (7) (9)	4.6%	6.0%	9.0%	7.1%	4.7%	16.0%	6.7%

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

(4)  Amortized cost is reduced by cumulative OTTI recognized through earnings of $46.0 million.

(5)  Weighted average is based on MBS current face at March 31, 2011.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at March 31, 2011:

Property Location	Percent
Southern California	28.8%
Northern California	18.4%
Florida	8.3%
New York	5.1%
Virginia	3.6%
New Jersey	2.9%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are a component to our Linked Transactions, and Swaps.  At March 31, 2011, we had a Cushion of $1.208 billion available to meet potential margin calls, comprised of cash and cash equivalents of $629.4 million, unpledged Agency MBS of $504.2 million and excess collateral of $74.5 million, which included securities of $17.7 million held as reverse collateral.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Prepayment and Reinvestment Risk

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

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2011.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

Readers should carefully consider, in connection with the other information disclosed in this quarterly report on Form 10-Q, the risk factors disclosed in Item 1A-Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010 (or the 2010 Form 10-K).  Our risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this quarterly report and elsewhere.  The materialization of any risks and uncertainties identified in this quarterly report together with those previously disclosed in the 2010 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in this quarterly report.

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

3.7          Articles Supplementary of the Registrant, dated March 8, 2011, reclassifying and designating 75,000,000 shares of the Registrant’s Excess Stock as Common Stock (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated March 11, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.8          Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.14      Form of 2010 Phantom Share Award Agreement (Time-Based Vesting) relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 of the Form 10-K, dated December 31, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No.1-13991)).

10.15      Form of 2010 Phantom Share Award Agreement (Performance-Based Vesting) relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of the Form 10-K, dated December 31, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

101         Financial statements from the quarterly report on Form 10-Q of MFA Financial, Inc. for the quarter ended March 31, 2011, filed on May 3, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2011	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)