Form 10-Q
period 2011-06-30
MFA FINANCIAL, INC.
filed 2011-08-03
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 1-13991

MFA FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	13-3974868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Park Avenue, 20th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

356,174,038 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 29, 2011.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,777,305 and $5,519,879 pledged as collateral, respectively)	$7,295,275	$5,980,623
Non-Agency MBS, at fair value ($903,119 and $867,655 pledged as collateral, respectively)	1,337,967	1,372,383
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,626,312	705,704
Cash and cash equivalents	503,228	345,243
Restricted cash	22,993	41,927
MBS linked transactions, net (“Linked Transactions”), at fair value	60,022	179,915
Interest receivable	46,648	38,215
Derivative hedging instruments, at fair value	1,843	—
Real estate held-for-sale as of June 30, 2011, net	10,642	10,732
Goodwill	7,189	7,189
Prepaid and other assets	14,935	5,476
Total Assets	$11,927,054	$8,687,407

Liabilities:
Repurchase agreements	$7,870,251	$5,992,269
Securitized debt (2)	1,062,040	220,933
Accrued interest payable	7,615	8,007
Derivative hedging instruments, at fair value	125,320	139,142
Dividends and dividend equivalents rights (“DERs”) payable	90,080	67,040
Accrued expenses and other liabilities	15,990	9,569
Total Liabilities	$9,171,296	$6,436,960

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 370,000 shares authorized; 355,459 and 280,481 issued and outstanding, respectively	3,554	2,805
Additional paid-in capital, in excess of par	2,791,092	2,184,493
Accumulated deficit	(206,898)	(191,569)
Accumulated other comprehensive income	167,972	254,680
Total Stockholders’ Equity	$2,755,758	$2,250,447
Total Liabilities and Stockholders’ Equity	$11,927,054	$8,687,407

(1)  Non-Agency MBS transferred to consolidated VIEs included in the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010 represent assets of the consolidated VIEs that can be used only to settle the obligations of the VIEs.

(2)  Securitized Debt included in the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 9 and 14 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Interest Income:
Agency MBS	$65,982	$54,530	$126,157	$133,209
Non-Agency MBS	28,825	33,985	51,719	62,950
Non-Agency MBS transferred to consolidated VIEs	37,275	—	64,030	—
Cash and cash equivalent investments	27	112	81	165
Interest Income	132,109	88,627	241,987	196,324

Interest Expense:
Repurchase agreements	34,535	35,741	67,589	74,192
Securitized debt	2,660	—	4,259	—
Total Interest Expense	37,195	35,741	71,848	74,192

Net Interest Income	94,914	52,886	170,139	122,132

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	(637)	(3,370)	(637)	(3,370)
Portion of loss reclassified from other comprehensive income	(1,755)	(2,042)	(1,755)	(2,042)
Net Impairment Losses Recognized in Earnings	(2,392)	(5,412)	(2,392)	(5,412)

Other (Loss)/Income, net:
Unrealized net (losses)/gains and net interest income from Linked Transactions	(5,613)	7,197	9,237	19,997
Gains on sale of MBS	—	—	—	33,739
Revenue from operations of real estate held-for-sale	375	357	756	731
Loss on termination of repurchase agreements	—	—	—	(26,815)
Other, net	12	—	12	—
Other (Loss)/Income, net	(5,226)	7,554	10,005	27,652

Operating and Other Expense:
Compensation and benefits	4,991	4,053	10,114	8,421
Other general and administrative expense	2,789	2,139	4,950	3,992
Real estate held-for-sale operating expense, mortgage interest and prepayment penalty	230	546	537	992
Operating and Other Expense	8,010	6,738	15,601	13,405

Net Income	79,286	48,290	162,151	130,967
Less: Preferred Stock Dividends	2,040	2,040	4,080	4,080
Net Income Available to Common Stock and Participating Securities	$77,246	$46,250	$158,071	$126,887

Earnings per Common Share - Basic and Diluted	$0.22	$0.16	$0.48	$0.45

Dividends Declared on Common Stock	$0.25	$0.24	$0.49	$0.24 (1)

(1)  A dividend of $0.19 per share for the quarter ended June 30, 2010 was declared on July 1, 2010.  See Note 10.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010

Net Income	$79,286	$48,290	$162,151	$130,967
Other Comprehensive Income:
Unrealized gain/(loss) on Agency MBS, net	46,456	5,463	37,713	(7,746)
Unrealized (loss)/gain on Non-Agency MBS, net	(159,657)	6,512	(141,551)	57,780
Reclassification adjustment for MBS sales	—	—	—	(41,459)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	2,392	5,412	2,392	5,412
Unrealized (loss)/gain on derivative hedging instruments, net	(10,933)	(13,929)	14,738	(15,216)
Comprehensive (loss)/income before preferred dividends	$(42,456)	$51,748	$75,443	$129,738
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(44,496)	$49,708	$71,363	$125,658

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended
	June 30, 2011
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at June 30, 2011 and December 31, 2010	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2010	2,805	280,481
Issuance of common stock	749	74,978
Balance at June 30, 2011	3,554	355,459

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2010	2,184,493
Issuance of common stock, net of expenses	604,643
Equity-based compensation expense	1,956
Balance at June 30, 2011	2,791,092

Accumulated Deficit:
Balance at December 31, 2010	(191,569)
Net income	162,151
Dividends declared on common stock	(172,699)
Dividends declared on preferred stock	(4,080)
Dividends attributable to DERs	(701)
Balance at June 30, 2011	(206,898)

Accumulated Other Comprehensive Income:
Balance at December 31, 2010	254,680
Change in unrealized gains on MBS, net	(101,446)
Change in unrealized losses on derivative hedging instruments	14,738
Balance at June 30, 2011	167,972

Total Stockholders’ Equity at June 30, 2011	$2,755,758

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2011	2010

Cash Flows From Operating Activities:
Net income	$162,151	$130,967
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	—	(33,739)
Losses on termination of repurchase agreements	—	26,815
Other-than-temporary impairment charges	2,392	5,412
Net (accretion of purchase discounts)/amortization of purchase premiums	(6,331)	6,208
(Increase)/decrease in interest receivable	(8,433)	7,134
Depreciation and amortization on real estate and other assets	901	341
Unrealized losses/(gains) and other on Linked Transactions	1,840	(12,028)
Increase in prepaid and other assets and other	(2,952)	(780)
Increase/(decrease) in accrued expenses and other liabilities	6,421	(5,933)
Decrease in accrued interest payable	(392)	(5,504)
Equity-based compensation expense	1,956	1,568
Net cash provided by operating activities	$157,553	$120,461

Cash Flows From Investing Activities:
Principal payments on MBS	$1,061,032	$1,886,404
Proceeds from sale of MBS	—	939,119
Purchases of MBS	(3,643,387)	(1,944,922)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(1,027)	(228)
Net cash (used in)/provided by investing activities	$(2,583,382)	$880,373

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(27,834,730)	$(27,181,964)
Proceeds from borrowings under repurchase agreements	29,666,014	26,260,357
Proceeds from issuance of securitized debt	963,255	—
Principal payments on securitized debt	(122,148)	—
Payments to terminate repurchase agreements	—	(26,815)
Payments made for resecuritization related costs	(6,981)	—
Cash disbursements on financial instruments underlying Linked Transactions	(1,595,158)	(542,358)
Cash received from financial instruments underlying Linked Transactions	1,043,911	500,237
Payments made for margin calls on repurchase agreements and Swaps	(5,800)	(432,205)
Proceeds from reverse margin calls on repurchase agreements and Swaps	25,414	456,350
Payments made to purchase Swaptions	(915)	—
Proceeds from issuances of common stock	605,392	273
Dividends paid on preferred stock	(4,080)	(4,080)
Dividends paid on common stock and DERs	(150,360)	(143,403)
Principal amortization and prepayment on mortgage loan	—	(9,143)
Net cash provided by/(used in) financing activities	$2,583,814	$(1,122,751)
Net increase/(decrease) in cash and cash equivalents	$157,985	$(121,917)
Cash and cash equivalents at beginning of period	$345,243	$653,460
Cash and cash equivalents at end of period	$503,228	$531,543

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$715,998	$36,132
Repurchase agreements recorded upon de-linking of Linked Transactions	$46,698	$—
Dividends and DERs declared and unpaid	$90,080	$487

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2011 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2011 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 13) and derivative hedging instruments (Notes 4 and 13) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3). Actual results could differ from those estimates.  The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Designation

The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in accumulated other comprehensive income, a component of stockholders’ equity.

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

JUNE 30, 2011

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the other-than-temporary impairment related to credit losses, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and interest rate swaps (“Swaps”) are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if a repurchase agreement is determined to be linked to the purchase of an MBS, then the MBS and linked repurchase borrowing will be reported net, as Linked Transactions.  (See Notes 2(m) and 4)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2011 or December 31, 2010.  At June 30, 2011 and December 31, 2010, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $23.0 million and $41.9 million at June 30, 2011 and December 31, 2010, respectively.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At June 30, 2011 and December 31, 2010, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2011, the Company had not recognized any impairment against its goodwill.

(f)  Depreciation

Real Estate/Real Estate Held-for-Sale

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

(g)  Resecuritization Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with the resecuritization transactions that were completed in October 2010, February 2011 and June 2011.  These costs include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheet in prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests.

(h)  Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as a sale and repurchase, the Company accounts for its repurchase agreements as secured borrowings, with the exception of those repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(m) below.)  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  To date, the Company has satisfied all of its margin calls and has never sold assets in response to a margin call.

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

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both common stock shares and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 11)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(k)  Comprehensive Income

The Company’s comprehensive income includes net income, the change in net unrealized gains/(losses) on its MBS and its derivative hedging instruments, which are comprised of Swaps and interest rate swaptions (“Swaptions”), (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income for MBS and is reduced by dividends declared on the Company’s preferred stock.

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

(m)      Derivative Financial Instruments

Hedging Activity

As part of the Company’s interest rate risk management, it periodically hedges a portion of its interest rate risk using derivative financial instruments, currently comprised of Swaps and Swaptions, and does not enter into derivative transactions for speculative or trading purposes and, accordingly, accounts for its Swaps and Swaptions as hedging instruments.

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4, 8 and 13)

Swaps

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in other comprehensive income provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness, except that all gains and losses realized on Swaps that were terminated early were recognized, as the borrowings that such Swaps hedged were repaid.

Swaptions

As part of its strategy to hedge its exposure to increases in interest rates, the Company has purchased Swaptions, which give it the right, but not the obligation, to enter into a Swap at a future date.  Swaptions are carried as assets on the Company’s balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income, a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income/loss during the option period.  The Company uses the cumulative dollar-offset ratio to assess the hedge effectiveness of its Swaptions.

Non-Hedging Activity/Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheet.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains and net interest income from

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Linked Transactions” on the Company’s consolidated statements of operations and are not included in other comprehensive income.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a linked transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis.  (See Notes 4 and 13)

(n)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

(o)  Variable Interest Entities

An entity is referred to as a VIE if it meets at least one of the following criteria:  (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support of other parties; or (2) as a group, the holders of the equity investment at risk lack (a) the power to direct the activities of an entity that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses; or (c) the right to receive the expected residual returns; or (3) have disproportional voting rights and the entity’s activities are conducted on behalf of the investor that has disproportionally few voting rights.

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

JUNE 30, 2011

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

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  Non-Agency MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.  (See Notes 4 and 8)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae, and, as such, carry an implied AAA rating.  The payment of principal and/or interest on Ginnie Mae MBS is backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following tables present certain information about the Company’s MBS at June 30, 2011 and December 31, 2010:

June 30, 2011

				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$6,070,322	$139,199	$(164)	$—	$6,209,357	$6,391,550	$185,436	$(3,243)	$182,193
Freddie Mac	836,913	24,214	—	—	868,345	886,088	17,937	(194)	17,743
Ginnie Mae	16,958	295	—	—	17,253	17,637	384	—	384
Total Agency MBS	6,924,193	163,708	(164)	—	7,094,955	7,295,275	203,757	(3,437)	200,320
Non-Agency MBS (3)
Rated AAA	13,500	270	—	—	13,770	13,635	—	(135)	(135)
Rated AA	27,665	792	—	—	28,457	25,121	—	(3,336)	(3,336)
Rated A	22,374	31	(6,047)	(1,490)	14,868	18,353	3,775	(290)	3,485
Rated BBB	61,063	56	(3,690)	(442)	56,987	54,926	291	(2,352)	(2,061)
Rated BB	103,391	29	(7,764)	(5,373)	90,283	88,338	810	(2,755)	(1,945)
Rated B	406,374	18	(28,801)	(28,655)	348,936	346,777	9,746	(11,905)	(2,159)
Rated CCC	1,370,656	—	(80,808)	(279,717)	1,010,131	1,039,100	57,040	(28,071)	28,969
Rated CC	1,162,091	—	(38,205)	(252,580)	871,306	887,926	39,327	(22,707)	16,620
Rated C	1,577,213	—	(38,494)	(408,521)	1,130,198	1,160,772	60,871	(30,297)	30,574
Unrated and D-rated (4)	524,520	—	(19,121)	(198,112)	307,287	329,331	31,005	(8,961)	22,044
Total Non-Agency MBS	5,268,847	1,196	(222,930)	(1,174,890)	3,872,223	3,964,279	202,865	(110,809)	92,056
Total MBS	$12,193,040	$164,904	$(223,094)	$(1,174,890)	$10,967,178	$11,259,554	$406,622	$(114,246)	$292,376

(footnotes follow next table)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2011 reflect Credit Reserve of $1.127 billion and OTTI of $47.5 million.  Amounts disclosed at December 31, 2010 reflect Credit Reserve of $700.3 million and OTTI of $46.4 million.

(2)  Includes principal payments receivable of $7.2 million and $9.3 million at June 30, 2011 and December 31, 2010, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 36 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $293.1 million and $313.8 million, respectively, at June 30, 2011 and 13 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $98.6 million and $105.9 million, respectively, at December 31, 2010.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at June 30, 2011:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$194,061	$1,038	16	$161,026	$2,205	18	$355,087	$3,243
Freddie Mac	36,196	93	2	3,010	101	1	39,206	194
Total Agency MBS	230,257	1,131	18	164,036	2,306	19	394,293	3,437
Non-Agency MBS:
Rated AAA	13,635	135	1	—	—	—	13,635	135
Rated AA	—	—	—	25,121	3,336	2	25,121	3,336
Rated A	3,067	53	1	1,283	237	2	4,350	290
Rated BBB	38,074	1,235	5	11,693	1,117	3	49,767	2,352
Rated BB	80,978	2,578	8	1,202	177	1	82,180	2,755
Rated B	251,358	9,721	18	14,745	2,184	3	266,103	11,905
Rated CCC	658,923	24,103	45	18,596	3,968	3	677,519	28,071
Rated CC	622,919	22,387	37	3,683	320	1	626,602	22,707
Rated C	701,403	25,872	41	88,737	4,425	2	790,140	30,297
Unrated and other	133,114	5,226	12	19,603	3,735	2	152,717	8,961
Total Non-Agency MBS	2,503,471	91,310	168	184,663	19,499	19	2,688,134	110,809
Total MBS	$2,733,728	$92,441	186	$348,699	$21,805	38	$3,082,427	$114,246

At June 30, 2011, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale of such assets by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $3.4 million at June 30, 2011.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is “more likely than not” that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at June 30, 2011 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $110.8 million at June 30, 2011.  The Company does not consider these unrealized losses to be credit related, but are rather due to non-credit related factors, including a widening of interest rate spreads relative to the spreads that existed when such assets were acquired and market fluctuations.

The Company recognized credit-related OTTI losses of $2.4 million in earnings during the three and six months ended June 30, 2011, all of which were recognized in connection with six Non-Agency MBS during the second quarter of 2011.  The Company recognized credit-related OTTI losses of $5.4 million through earnings during the three and six months ended June 30, 2010, all of which were recognized in connection with six Non-Agency MBS during the second quarter of 2010.  The impairments recognized during the six months ended June 30, 2011 and June 30, 2010 were recognized on Non-Agency MBS that were purchased at or near par value prior to July 2007 (“Legacy Non-Agency MBS”).

MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Rating Agency reports, general market assessments, and dialogue with market participants.  Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
OTTI included in earnings	$2,392	$5,412	$2,392	$5,412
OTTI reclassified from other comprehensive income	(1,755)	(2,042)	(1,755)	(2,042)
Total OTTI losses	$637	$3,370	$637	$3,370

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

	Three	Six
	Months Ended	Months Ended
(In Thousands)	June 30, 2011	June 30, 2011
Credit loss component of OTTI at beginning of period	$24,347	$24,347
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	2,392	2,392
Credit loss component of OTTI at end of period	$26,739	$26,739

The significant inputs considered and assumptions made in determining the measurement of  the component of OTTI recorded in earnings with respect to the Company’s Non-Agency MBS at June 30, 2011 are summarized as follows:

At Time of Impairment
Credit enhancement (1) (2)
Weighted average (3)	3.80%
Range (4)	0.00-13.30%

Projected CPR (2) (5)
Weighted average (3)	10.80%
Range (4)	1.90-12.00%

Projected Loss Severity (2) (6)
Weighted average (3)	48.40%
Range (4)	41.90-60.00%

60+ days delinquent (2) (7)
Weighted average (3)	20.90%
Range (4)	7.30-32.40%

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table presents the impact on accumulated other comprehensive income of the Company’s MBS for the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Accumulated other comprehensive income on MBS:
Unrealized gain on MBS at beginning of period	$403,185	$336,070	$393,822	$339,470
Unrealized gain/(loss) on Agency MBS, net	46,456	5,463	37,713	(7,746)
Unrealized (loss)/gain on Non-Agency MBS, net	(159,657)	6,512	(141,551)	57,780
Reclassification adjustment for MBS sales included in net income	—	—	—	(41,459)
Reclassification adjustment for OTTI included in net income	2,392	5,412	2,392	5,412
Balance at end of period	$292,376	$353,457	$292,376	$353,457

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Discount		Discount
	Designated as	Accretable	Designated as	Accretable
(In Thousands)	Credit Reserve (1)	Discount (1) (2)	Credit Reserve (1)	Discount (1)
Balance at beginning of period	$(899,902)	$(213,925)	$(700,328)	$(228,966)
Accretion of discount, net	—	12,161	—	22,322
Realized credit losses	5,786	—	8,762	—
Purchases	(176,571)	(14,563)	(331,514)	(2,837)
Reclassification adjustment for OTTI	—	(101)	—	(101)
Unlinking of Linked Transactions	(54,647)	(8,532)	(106,070)	(11,562)
Transfers (to)/from	(2,030)	2,030	1,786	(1,786)
Balance at end of period	$(1,127,364)	$(222,930)	$(1,127,364)	$(222,930)

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Discount		Discount
	Designated as	Accretable	Designated as	Accretable
(In Thousands)	Credit Reserve (3)	Discount (2) (3)	Credit Reserve (3)	Discount (3)
Balance at beginning of period	$(537,759)	$(145,969)	$(455,004)	$(149,319)
Accretion of discount, net	—	8,832	—	17,199
Realized credit losses	364	—	412	—
Purchases	(107,716)	(7,125)	(199,046)	(8,843)
Sales	—	—	7,856	683
Unlinking of Linked Transactions	(1,468)	(1,124)	(2,740)	(3,163)
Transfers from/(to) (2)	63,670	(63,670)	65,613	(65,613)
Balance at end of period	$(582,909)	$(209,056)	$(582,909)	$(209,056)

(1)  In addition, the Company reallocated $366,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended June 30, 2011.  For the six months ended June 30, 2011, the Company reallocated $799,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  In addition, the Company reallocated $17.3 million of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three and six months ended June 30, 2010.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Sales of MBS

The Company did not sell any MBS during the three and six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gain of $654,000; all of these sales occurred during the first quarter of 2010.  The Company has no continuing involvement with the MBS sold.

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Coupon interest	$74,343	$70,295	$142,049	$157,124
Effective yield adjustment (1)	(8,361)	(15,765)	(15,892)	(23,915)
Agency MBS interest income	$65,982	$54,530	$126,157	$133,209

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization and discount accretion based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Coupon interest	$53,988	$24,913	$93,525	$45,243
Effective yield adjustment (1)	12,112	9,072	22,224	17,707
Non-Agency MBS interest income	$66,100	$33,985	$115,749	$62,950

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.      Derivatives

The Company’s derivatives are comprised of Swaps and Swaptions, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2011 and December 31, 2010:

Derivative Instrument		Balance Sheet	June 30,	December 31,
(In Thousands)	Designation	Location	2011	2010

Swaps, at fair value ($405.0 million notional)	Hedging	Assets	$689	$—
Swaptions, at fair value	Hedging	Assets	$1,154	$—
Linked Transactions, at fair value	Non-Hedging	Assets	$60,022	$179,915
Swaps, at fair value ($3.210 billion notional)	Hedging	Liabilities	$(125,320)	$(139,142)

Linked Transactions

The Company’s Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and are reported as assets on the Company’s consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value of Linked Transactions is reported as unrealized net (losses)/gains and net interest income from Linked Transactions, a component of other income, in the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at June 30, 2011 and December 31, 2010:

Linked Transactions at June 30, 2011

Linked Repurchase Agreements

Maturity or Repricing (Dollars in Thousands)	Balance	Weighted Average Interest Rate

Within 30 days	$225,385	1.55%
Total	$225,385	1.55%

Linked MBS

				Weighted
				Average
Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Fair Value	Cost	Face	Rate

Rated AAA	$31,450	$31,325	$32,231	3.34%
Rated AA	20,056	19,193	19,663	5.00
Rated BBB	29,109	27,848	32,279	3.10
Rated CCC	34,905	34,879	43,736	4.76
Rated CC	68,006	70,177	90,674	5.92
Rated C	68,792	71,359	91,068	6.00
Rated D	31,973	32,985	42,630	5.44
Total	$284,291	$287,766	$352,281	5.19%

Linked Transactions at December 31, 2010

Linked Repurchase Agreements

		Weighted
Maturity or Repricing		Average
(Dollars in Thousands)	Balance	Interest Rate

Within 30 days	$289,522	1.62%
>30 days to 90 days	277,765	1.62
Total	$567,287	1.62%

Linked MBS

				Weighted
				Average
Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Fair Value	Cost	Face	Rate

Rated AAA	$46,710	$46,367	$47,151	4.13%
Rated AA	57,634	54,176	61,389	3.51
Rated A	36,440	34,620	41,984	2.53
Rated BBB	69,397	66,848	78,741	3.38
Rated BB	14,536	14,456	17,513	2.51
Rated B	129,962	121,198	139,763	4.28
Rated CCC	216,398	211,302	255,667	4.98
Rated CC	89,833	86,509	110,518	5.45
Rated C	78,181	78,038	100,204	5.77
Unrated	5,278	5,220	10,350	6.00
Total	$744,369	$718,734	$863,280	4.56%

The following table presents certain information about the components of the unrealized net (losses)/gains  and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

Components of Unrealized Net (Losses)/Gains and Net Interest	Three Months Ended		Six Months Ended
Income from Linked Transactions	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Interest income attributable to MBS underlying Linked Transactions	$7,407	$8,225	$16,844	$15,228
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(1,308)	(1,402)	(3,074)	(2,670)
Change in fair value of Linked Transactions included in earnings	(11,712)	374	(4,533)	7,439
Unrealized net (losses)/gains and net interest income from Linked Transactions	$(5,613)	$7,197	$9,237	$19,997

Derivative Hedging Instruments

Consistent with market practice, the Company has agreements with its Swap and Swaption counterparties that provide for the posting of collateral based on the fair values of its derivative contracts.  Through this margining process, either the Company or its derivative counterparty may be required to pledge cash or securities as collateral.  Collateral requirements vary by counterparty and change over time based on the market value, notional amount and

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

remaining term of the derivative contract.  Certain derivative contracts provide for cross collateralization with repurchase agreements with the same counterparty.

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2011.  At June 30, 2011, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was approximately $125.3 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at June 30, 2011 and December 31, 2010:

(In Thousands)	June 30, 2011	December 31, 2010
Agency MBS, at fair value	$130,671	$153,534
Restricted cash	22,493	35,083
Total assets pledged against derivative contracts	$153,164	$188,617

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At June 30, 2011, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2011, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and six months ended June 30, 2011 and June 30, 2010.

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three and six months ended June 30, 2011 and June 30, 2010.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

At June 30, 2011, the Company had Swaps with an aggregate notional amount of $3.615 billion, which had gross unrealized losses of $125.3 million, gross unrealized gains of $689,000 and extended 26 months on average with a maximum term of approximately 56 months.  During the three and six months ended June 30, 2011, the Company entered into Swaps with an aggregate notional amount of $765.0 million and $1.195 billion, respectively, and had Swaps expire with an aggregate notional amount of $169.3 million and $385.1 million, respectively.  The following table presents information about the Company’s Swaps at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Maturity (1)	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
(Dollars in Thousands)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)

Within 30 days	$46,764	3.96%	0.23%	$55,267	3.90%	0.28%
Over 30 days to 3 months	84,619	4.10	0.23	160,589	4.35	0.27
Over 3 months to 6 months	126,098	4.13	0.23	169,258	4.02	0.28
Over 6 months to 12 months	429,408	3.19	0.21	257,482	4.09	0.28
Over 12 months to 24 months	1,112,182	3.07	0.21	833,302	4.40	0.27
Over 24 months to 36 months	909,062	2.92	0.19	849,351	3.10	0.26
Over 36 months to 48 months	857,214	2.24	0.19	360,042	3.32	0.27
Over 48 months to 60 months	50,000	2.13	0.19	120,170	2.87	0.27
Total Swaps	$3,615,347	2.91%	0.20%	$2,805,461	3.74%	0.27%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010
Interest expense attributable to Swaps	$24,725	$28,581	$48,759	$57,716
Weighted average Swap rate paid	3.26%	3.98%	3.45%	4.11%
Weighted average Swap rate received	0.23%	0.31%	0.25%	0.28%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provides the Company with the right to enter into a fixed-pay Swap at termination of the option period in January 2012.  The terms of the Swap that the Company may enter into are as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used to hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At June 30, 2011, the Company’s Swaption had a fair value of $1.2 million.  During the three months ended June 30, 2011, the Company recognized $227,000 in other comprehensive income, reflecting changes in the intrinsic value component of the Swaption, and $12,000 in other income, reflecting changes in the time-value component of the Swaption.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Impact of Derivative Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(113,471)	$(153,750)	$(139,142)	$(152,463)
Unrealized (loss)/gain on Swaps, net	(11,160)	(13,929)	14,511	(15,216)
Unrealized gain on Swaptions	227	—	227	—
Balance at end of period	$(124,404)	$(167,679)	$(124,404)	$(167,679)

Counterparty Credit Risk

By using derivative hedging instruments, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet.  The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received.  The Company attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.  Counterparty credit risk related to the Company’s derivative hedging instruments is considered in determining fair value of such derivatives and its assessment of hedge effectiveness.

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In Thousands)	2011	2010
MBS interest receivable:
Fannie Mae	$21,719	$19,669
Freddie Mac	3,856	3,351
Ginnie Mae	44	51
Non-Agency MBS	21,026	15,130
Total MBS interest receivable	46,645	38,201
Money market investments	3	14
Total interest receivable	$46,648	$38,215

6.      Real Estate Held-for-Sale

As of March 31, 2011, the Company classified its investment in Lealand as held-for-sale, resulting in the property being presented as held-for-sale on the consolidated balance sheet since such date.  Upon the reclassification, Lealand was reviewed for impairment, and it was determined that the estimate of the fair value of the property exceeded its carrying value less costs to sell.  The following table presents the summary of assets and liabilities of Lealand at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In Thousands)	2011	2010 (1)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,642	$10,732
Cash and other assets	663	240
Accrued interest and other payables (2)	(260)	(130)
Real estate assets, net	$11,045	$10,842

(1)  At December 31, 2010, Lealand was held-for-investment.

(2)  The Company has a loan to Lealand which had a balance of $445,000 at June 30, 2011 and $439,000 at December 31, 2010.  This loan and the related interest accounts are eliminated in consolidation.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table presents the summary results of operations for Lealand for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Revenue from operations of real estate	$375	$357	$756	$731
Mortgage interest expense and prepayment penalty (1)	—	(236)	—	(392)
Other real estate operating expense	(206)	(220)	(423)	(421)
Depreciation and amortization expense	(24)	(90)	(114)	(179)
Income/(loss) from real estate operations, net	$145	$(189)	$219	$(261)

(1)  A mortgage collateralized by the property, which was due to mature in February 2011, was repaid in May 2010, for which a prepayment penalty of $130,000 was incurred.

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At June 30, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 38 days and an effective repricing period of 13 months, including the impact of related Swaps.  At December 31, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 34 days and an effective repricing period of 12 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2011 and December 31, 2010:

(In Thousands)	June 30, 2011	December 31, 2010
Repurchase agreement borrowings secured by Agency MBS	$6,304,287	$5,057,328
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,646,634	$5,366,345
Repurchase agreement borrowings secured by Non-Agency MBS (1)	$1,565,964	$934,941
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (1) (2)	$2,437,876	$1,329,625
Cash pledged against Non-Agency MBS (i.e., restricted cash) under repurchase agreements	$500	$6,844

(1)  Does not reflect Non-Agency MBS and repurchase borrowings that are components of Linked Transactions.

(2)  Includes $1.535 billion and $462.0 million of Non-Agency MBS acquired from consolidated VIEs at June 30, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of derivative hedging instruments, at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
Time Until Interest Rate Reset		Average		Average
(Dollars in Thousands)	Balance (1)	Interest Rate	Balance (1)	Interest Rate

Within 30 days	$4,799,322	0.34%	$3,986,428	0.61%
Over 30 days to 3 months	2,392,600	0.70	1,879,741	0.39
Over 3 months to 6 months	617,420	0.91	96,100	0.48
Over 6 months to 12 months	44,909	2.26	7,700	3.15
Over 12 months to 24 months	16,000	3.15	12,300	3.15
Over 24 months to 36 months	—	—	10,000	3.15
Total	$7,870,251	0.51%	$5,992,269	0.55%

(1)  At June 30, 2011 and December 31, 2010, the Company had repurchase agreements of $225.4 million and $567.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table presents contractual maturity information about the Company’s repurchase agreements, which does not reflect the impact of derivative contracts that hedge such repurchase agreements, at June 30, 2011:

	June 30, 2011
Contractual Maturity		Weighted Average
(Dollars in Thousands)	Balance	Interest Rate

Overnight	$—	—%
Within 30 days	4,797,922	0.34
Over 30 days to 90 days	2,389,900	0.69
Over 90 days	682,429	1.06
Total	$7,870,251	0.51%

(1)  At June 30, 2011, the Company had repurchase agreements of $225.4 million that were linked to Non-Agency MBS that were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

During the six months ended June 30, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.  These terminations, all of which occurred in the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS.  (See Note 3)

The Company had repurchase agreements with 24 counterparties at June 30, 2011 and 21 counterparties at December 31, 2010.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 10% of stockholders’ equity at risk in the aggregate at June 30, 2011.

	June 30, 2011
Counterparty	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
(Dollars in Thousands)	Rating (1)	Risk (2)	Agreements	Equity

Credit Suisse	A/Aa2/AA-	$531,901	2	19.3%

(1)  As rated at June 30, 2011 by S&P, Moody’s and Fitch, Inc., respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

8.      Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements and its derivative contracts.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated repurchase agreement borrowings and derivative contracts, as applicable.  Through this margining process, either the Company or its counterparty may be required to pledge cash or securities as collateral pursuant to repurchase agreements and derivative hedging instruments.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high-quality securities.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, and derivative hedging instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged		Collateral Held
Derivative hedging instruments:
Agency MBS	$130,671		$—	$153,534		$—
Cash (1)	22,493		—	35,083		—
	153,164		—	188,617		—
Repurchase Agreement Borrowings:
Agency MBS	$6,646,634		$—	$5,366,345		$—
Non-Agency MBS	2,437,876	(2)	—	1,329,625	(2)	—
Cash (1)	500		—	6,844		—
	9,085,010		—	6,702,814		—
Total	$9,238,174		$—	$6,891,431		$—

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2)  Includes $1.535 billion and $462.0 million of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2011:

	MBS Pledged Under Repurchase			MBS Pledged Against Derivative			Total Fair
	Agreements			Hedging Instruments			Value of
			Accrued			Accrued	MBS
	Fair Value/		Interest on	Fair Value/		Interest on	Pledged and
	Carrying	Amortized	Pledged	Carrying	Amortized	Pledged	Accrued
(In Thousands)	Value	Cost	MBS	Value	Cost	MBS	Interest
Fannie Mae	$5,896,412	$5,727,390	$20,086	$111,888	$108,588	$332	$6,028,718
Freddie Mac	742,900	727,216	3,256	8,834	8,616	39	755,029
Ginnie Mae	7,322	7,189	19	9,949	9,707	24	17,314
Agency MBS	$6,646,634	$6,461,795	$23,361	$130,671	$126,911	$395	$6,801,061
Rated AAA	$121,104	$114,747	$511	$—	$—	$—	$121,615
Rated AA	50,954	47,964	216	—	—	—	51,170
Rated A	53,105	49,513	228	—	—	—	53,333
Rated BBB	52,500	49,179	243	—	—	—	52,743
Rated BB	61,686	59,597	268	—	—	—	61,954
Rated B	69,871	69,925	307	—	—	—	70,178
Rated CCC	185,398	168,972	919	—	—	—	186,317
Rated CC	158,964	151,619	807	—	—	—	159,771
Rated C	308,661	312,868	1,819	—	—	—	310,480
Rated D	160,272	149,302	921	—	—	—	161,193
Not Rated	1,215,361	1,105,359	7,969	—	—	—	1,223,330
Non-Agency MBS (1)	$2,437,876	$2,279,045	$14,208	$—	$—	$—	$2,452,084
Total	$9,084,510	$8,740,840	$37,569	$130,671	$126,911	$395	$9,253,145

(1)  Includes $1.535 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2011, which are eliminated from the Company’s consolidated balance sheet.

9.      Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The Company’s lease for its corporate headquarters in New York, New York was amended in December 2010 such that the lease term extends through May 31, 2020.  The amended lease provides for aggregate annual cash payments ranging over time from approximately $1.8 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

connection with this lease, at June 30, 2011, the Company provided the landlord with a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $26,000 to $30,000 per year, paid on a monthly basis.

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 14 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from the VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At June 30, 2011, the Company had commitments to purchase three Agency MBS with an estimated face value of $24.0 million at an estimated purchase price of $24.7 million and one Non-Agency MBS with an estimated face value of $14.8 million at an estimated purchase price of $9.7 million.

10.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At June 30, 2011, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through June 30, 2011, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2010 through June 30, 2011:

Declaration Date	Record Date	Payment Date
May 20, 2011	June 1, 2011	June 30, 2011
February 18, 2011	March 1, 2011	March 31, 2011
November 19, 2010	December 1, 2010	December 31, 2010
August 20, 2010	September 1, 2010	September 30, 2010
May 21, 2010	June 1, 2010	June 30, 2010
February 19, 2010	March 1, 2010	March 31, 2010

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2010 through June 30, 2011:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 30, 2011	July 14, 2011	July 29, 2011	$0.250
March 31, 2011	April 11, 2011	April 29, 2011	0.235
December 16, 2010	December 31, 2010	January 31, 2011	0.235
October 1, 2010	October 12, 2010	October 29, 2010	0.225
July 1, 2010	July 12, 2010	July 30, 2010	0.190
April 1, 2010	April 12, 2010	April 30, 2010	0.240

(c)  Registration Statements

On October 22, 2010, the Company filed an automatic shelf registration statement on Form S-3 with the SEC

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

On May 26, 2010, the Company filed a registration statement on Form S-8 with the SEC under the 1933 Act for the purpose of registering additional common stock for issuance in connection with the exercise of awards under the Company’s Amended and Restated 2010 Equity Compensation Plan, (the “2010 Plan”), which amended and restated the Company’s Amended and Restated 2004 Equity Compensation Plan (the “2004 Plan”).  This registration statement became effective automatically upon filing and, when combined with the previously registered, but unissued, portions of the Company’s prior registration statements on Form S-8 relating to awards under the 2004 Plan, related to an aggregate of 13.5 million shares of common stock, of which 10.1 million shares remained available for issuance at June 30, 2011.

On November 26, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act, for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  At June 30, 2011, 9.2 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

(d)  Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the six months ended June 30, 2011:

Share Issue Date (In Thousands, Except Per Share Amounts)	Shares Issued	Gross Proceeds Per Share	Gross Proceeds

March 11, 2011	74,750	$8.10	$605,475	(1)

(1)  The Company incurred approximately $438,000 of expenses in connection with this equity offering.

(e)  DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the three and six months ended June 30, 2011, the Company issued 27,425 shares and 49,955 shares of common stock through the DRSPP, raising net proceeds of $216,177 and $398,707, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2011, the Company issued 14,196,299 shares pursuant to the DRSPP, raising net proceeds of $125.9 million.

(f)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the six months ended June 30, 2011, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through June 30, 2011, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended.  (See Note 10(c))

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(g)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At June 30, 2011, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(h)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2011 and December 31, 2010 was as follows:

(In Thousands)	June 30, 2011	December 31, 2010
Available-for-sale MBS:
Unrealized gains	$406,622	$421,969
Unrealized losses	(114,246)	(28,147)
	292,376	393,822
Derivative hedging instruments:
Unrealized gains on Swaps	689	—
Unrealized losses on Swaps	(125,320)	(139,142)
Unrealized gains on Swaptions	227	—
	(124,404)	(139,142)
Accumulated other comprehensive income	$167,972	$254,680

At June 30, 2011 and December 31, 2010, the Company had OTTI recognized in accumulated other comprehensive income of $12.6 million and $12.0 million, respectively.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2011	2010 (1)	2011	2010 (1)
Numerator:
Net income	$79,286	$48,290	$162,151	$130,967
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Dividends, DERs and undistributed earnings allocated to participating securities (2)	(369)	(216)	(749)	(408)
Net income allocable to common stockholders - basic and diluted	$76,877	$46,034	$157,322	$126,479

Denominator:
Weighted average common shares for basic earnings per share	355,364	280,188	326,815	280,146
Add: Weighted average dilutive equity instruments (3)	269	302	270	286
Denominator for diluted earnings per share	355,633	280,490	327,085	280,432
Basic and diluted EPS	$0.22	$0.16	$0.48	$0.45

(1) Amounts have been corrected to conform to the current year’s presentation, which includes the impact of the two-class method to calculate basic and diluted earnings per share.  Application of such method is not material to basic and diluted EPS reported in prior periods.

(2) There were no undistributed earnings to allocate to participating securities for the three and six months ended June 30, 2011, as the Company declared its common stock dividend for the quarters ended March 31, 2011 and June 30, 2011 during such respective quarters.  The Company declared one common stock dividend during the six months ended June 30, 2010; for the first three calendar quarters of 2010, quarterly dividends were typically declared in the month following such quarter.

(3) At June 30, 2011, the Company had an aggregate of 477,000 equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2011, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 477,000 stock options with a weighted average exercise price of $10.15 and a weighted average remaining contractual life of 2.3 years.  These options may have a dilutive impact on future EPS.

12.    Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  2010 Equity Compensation Plan

In accordance with the terms of the 2010 Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options, restricted stock, RSUs, DERs and other stock-based awards under the 2010 Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2011, approximately 10.1 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all stock options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s DERs are charged to stockholders’ equity when the common stock dividends are declared.  The Company made DER payments of approximately $355,000 and $201,000 during the three months ended June 30, 2011 and 2010, respectively, and approximately $711,000 and $426,000 during the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Company had 1,382,080 DERs outstanding, all of which were entitled to receive distributions.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Stock options

Pursuant to Section 422(b) of the Code, in order for stock options granted under the 2010 Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the common stock to be received upon exercise of such stock options as determined on the date of grant shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of Option issued under the 2010 Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.

The Company did not grant any stock options during the six months ended June 30, 2011 and granted 5,000 stock options with an exercise price of $6.99 per share, with 1,250 DERs attached during the six months ended June 30, 2010.  There were 55,000 stock options cancelled during the six months ended June 30, 2011, and no stock options cancelled during the six months ended June 30, 2010.  At June 30, 2011, 482,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.12.  As of June 30, 2011, the aggregate intrinsic value of total stock options outstanding was approximately $5,000.

Restricted Stock

The Company awarded 25,000 and 37,255 shares of restricted common stock during the three and six months ended June 30, 2011, respectively, and awarded 30,384 and 124,440 shares of restricted common stock during the three and six months ended June 30, 2010, respectively.  At June 30, 2011 and December 31, 2010, the Company had unrecognized compensation expense of $4.7 million and $5.9 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $849,000 and $746,000 on unvested shares of restricted stock at June 30, 2011 and December 31, 2010, respectively.  The unrecognized compensation expense at June 30, 2011 is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of June 30, 2011 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at June 30, 2011 had DERs attached.  At June 30, 2011, the Company had unrecognized compensation expense of $3.4 million for RSUs, which is expected to be recognized over a weighted average period of 3.4 years.  As of June 30, 2011, the Company had an expected average forfeiture rate of 14.0% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Restricted shares of common stock	$742	$621	$1,384	$1,120
RSUs	281	224	569	447
Stock options	1	1	3	1
Total	$1,024	$846	$1,956	$1,568

(b)  Employment Agreements

At June 30, 2011, the Company had employment agreements with seven of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

(c)  Deferred Compensation Plans

The Company administers deferred compensation plans for its senior officers and non-employee directors (collectively, the “Deferred Plans”), pursuant to which participants may elect to defer up to 100% of certain cash compensation.  The Deferred Plans are designed to align participants’ interests with those of the Company’s stockholders.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Non-employee directors	$1	$12	$4	$21
Officers	—	1	(1)	2
Total	$1	$13	$3	$23

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2011 and December 31, 2010 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$164	$219	$253	$405
Officers	—	—	13	28
Total	$164	$219	$266	$433

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2011 and December 31, 2010, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2011 and 2010, the Company recognized expenses for matching contributions of $42,000 and $40,000, respectively, and $85,000 and $80,000 for the six months ended June 30, 2011 and 2010, respectively.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Agency MBS, Non-Agency MBS and Securitized Debt

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

Derivative Hedging Instruments (Swaps and Swaptions)

The Company determines the fair value of its derivative hedging instruments considering valuations obtained from a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing its derivative hedging instruments, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of the Company’s derivative hedging instruments are subject to bilateral collateral arrangements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  The Company’s derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2011, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at June 30, 2011
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,295,275	$—	$7,295,275
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	3,964,279	—	3,964,279
Linked Transactions	—	60,022	—	60,022
Derivative hedging instruments	—	1,843	—	1,843
Total assets carried at fair value	$—	$11,321,419	$—	$11,321,419
Liabilities:
Derivative hedging instruments	$—	$125,320	$—	$125,320
Total liabilities carried at fair value	$—	$125,320	$—	$125,320

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$7,295,275	$7,295,275	$5,980,623	$5,980,623
Non-Agency MBS, including MBS transferred to consolidated VIEs	3,964,279	3,964,279	2,078,087	2,078,087
Cash and cash equivalents	503,228	503,228	345,243	345,243
Restricted cash	22,993	22,993	41,927	41,927
Linked Transactions	60,022	60,022	179,915	179,915
Derivative hedging instruments (Swaps and Swaptions)	1,843	1,843	—	—
Financial Liabilities:
Repurchase agreements	7,870,251	7,871,193	5,992,269	5,993,769
Securitized debt	1,062,040	1,061,194	220,933	221,209
Derivative hedging instruments (Swaps)	125,320	125,320	139,142	139,142

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2011 and December 31, 2010, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of the Company’s repurchase agreements.

MBS Purchase Commitments:  MBS committed to be purchased at June 30, 2011 would have been offered by third parties at substantially the same price and under substantially the same terms as those committed to by the Company.  Accordingly, the fair value of the Company’s MBS purchase commitment at June 30, 2011 was zero.  The Company did not have any commitments to purchase MBS or enter into any other financial instrument at December 31, 2010.

14.  Use of Special Purpose Entities and Variable Interest Entities

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Resecuritization transactions

In June 2011, February 2011 and October 2010, the Company entered into resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

As part of the June 2011 resecuritization transaction, the Company sold an aggregate of $1.283 billion in principal value Non-Agency MBS to Credit Suisse First Boston Mortgage Securities Corp. (“CSMC”), who subsequently transferred the underlying certificates to CSMC Series 2011-7R, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $474.9 million face amount of variable rate, super senior bonds (the “Senior Bonds”) rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points subject to a maximum rate of 10%.  In connection with this transaction, the Company acquired $808.6 million face amount of three classes of senior-support certificates issued by this trust, which together provide credit support to the Senior Bonds, and received $474.9 million in cash.  The Company also acquired $474.9 million notional amount of non-rated, variable rate interest only senior certificates issued by this trust.

As part of the February 2011 resecuritization transaction, the Company sold an aggregate of $1.320 billion in principal value Non-Agency MBS to CSMC, who subsequently transferred the underlying certificates to CSMC Series 2011-1R, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $488.4 million face amount of Senior Bonds rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 100 basis points.  In connection with this transaction, the Company acquired $831.6 million face amount of three classes of non-rated senior-support certificates issued by this trust, which together provide credit support to the Senior Bonds, and received $488.4 million in cash.  The Company also acquired $488.4 million notional amount of non-rated, variable rate interest only senior certificates issued by this trust.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

As of June 30, 2011, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.626 billion.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of June 30, 2011, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $1.062 billion.  These Senior Bonds are included in the Company’s consolidated Balance Sheet and disclosed as “Securitized Debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

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

At June 30, 2011, we had total assets of approximately $11.927 billion, of which $11.260 billion, or 94.4%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.295 billion of Agency MBS and $3.964 billion of Non-Agency MBS, substantially all of which represented the senior-most tranches within the MBS structure.  Included in our total assets were Linked Transactions recorded at fair value of $60.0 million, which were comprised of $285.8 million of Non-Agency MBS and associated accrued interest receivable and $225.8 million of borrowings under linked repurchase agreements and associated accrued interest payable.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the marketplace, the terms and availability of adequate financing, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by CPRs, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our MBS to decline, thereby slowing the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to lower interest rates; (iv) prepayments on our MBS to increase, thereby accelerating the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

The table below presents the composition of our MBS portfolio with respect to repricing characteristics as of June 30, 2011:

	June 30, 2011
Underlying Mortgages	Agency MBS	Non-Agency MBS	Total	Percent
(In Thousands)	Fair Value (1)	Fair Value (2)	MBS (1)	of Total

Hybrids in contractual fixed-rate period	$4,590,008	$1,878,274	$6,468,282	57.48%
Hybrids in adjustable period	773,958	1,048,750	1,822,708	16.20
15-year fixed rate	1,763,971	173	1,764,144	15.68
Greater than 15-year to 25-year fixed rate	—	4,544	4,544	0.04
30-year to 40-year fixed rate	—	940,331	940,331	8.36
Floaters	160,119	92,207	252,326	2.24
Total	$7,288,056	$3,964,279	$11,252,335	100.00%

(1) Does not include principal receivable in the amount of $7.2 million.

(2) Does not reflect $284.3 million Non-Agency MBS underlying our Linked Transactions.

While we are exposed to credit risk in our Non-Agency MBS portfolio, the credit support built into Non-Agency MBS transaction structures is designed to mitigate the risk of credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS provide further protection from potential credit losses in the event we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

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

As of June 30, 2011, approximately $9.177 billion, or 81.6%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $2.075 billion, or 18.4%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at June 30, 2011, we had $252.3 million of MBS with interest rates that reset monthly.

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

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended June 30, 2011, our Agency MBS portfolio experienced a weighted average CPR of 16.6%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.5%.  Over the last consecutive eight quarters, ending with June 30, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a low of 15.2% to a high of 37.9%, with an average quarterly CPR of 21.8%.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2011, we had net unrealized gains of $200.3 million on our Agency MBS, comprised of gross unrealized gains of $203.7 million and gross unrealized losses of $3.4 million, and had net unrealized gains on our Non-Agency MBS of $92.1 million, comprised of gross unrealized gains of $202.9 million and gross unrealized losses of $110.8 million.  At June 30, 2011, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative hedging instruments, which are currently comprised of Swaps and, more recently, Swaptions.

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  While our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt, they do however lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2011, we entered into Swaps with a notional amount of $1.195 billion and had Swaps with an aggregate notional amount of $385.1 million expire.  At June 30, 2011, we had Swaps with an aggregate notional amount of $3.615 billion.  In addition, during the second quarter of 2011, we entered into a Swaption to enter into a fixed-pay Swap with a notional of $100.0 million with a strike rate of 1.90%.

Recent Market Conditions and Our Strategy

During the second quarter of 2011, we continued to increase our investments in Non-Agency MBS using cash generated in our June 2011 $1.283 billion resecuritization transaction and our March 2011 equity offering and generally maintained our overall investment in Agency MBS.  Our June 2011 resecuritization transaction, similar to our prior resecuritization transactions, financed a portion of our Non-Agency portfolio with non-recourse debt at a variable rate based on one-month LIBOR.

We acquired approximately $2.132 billion of Agency MBS during the six months ended June 30, 2011, including approximately $1.149 billion of 15-year fixed-rate amortizing Agency MBS, which offered attractive yields relative to Agency hybrid MBS.  We expect that the majority of our assets will remain in Agency MBS due to our belief in the long-term attractiveness of the asset class.

In the first six months of 2011, we continued to grow our Non-Agency MBS portfolio, purchasing approximately $1.801 billion of such securities (including $289.3 million of MBS, which are reported as a component of Linked Transactions) at a weighted average purchase price of 81.9% of par value.  Our ability to leverage Non-Agency MBS using borrowings under repurchase agreements remains strong.  In addition, our recent resecuritization transactions have allowed us to increase our access to borrowings, in the form of securitized debt, associated with our Non-Agency MBS.

Non-Agency MBS remain available in the marketplace at discounts to par value.  We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities, particularly given the ability to obtain financing secured by such securities.  The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  In addition, we continue to selectively find relative value in the Agency MBS market, particularly in Hybrids and 15-year fixed-rate products, due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low funding costs.

During the three months ended June 30, 2011, the value of Non-Agency MBS generally declined in the marketplace and, as a result, we experienced a decrease of $157.3 million in the market value of such MBS.  In addition, we recognized an unrealized loss of $11.7 million as a component of our Linked Transactions.  The market value of our Non-Agency MBS portfolio exceeded the amortized cost of such portfolio by $92.1 million at June 30, 2011, comprised of unrealized gains of $202.9 million and unrealized losses of $110.8 million.  At June 30, 2011, $3.964 billion, or 35.2% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $284.3 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  With $503.2 million of cash and cash equivalents and $510.8 million of unpledged Agency MBS at June 30, 2011, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.

The financial environment continues to be favorably impacted by accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us at attractive market rates and terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At June 30, 2011, we had borrowings under repurchase agreements with 24 counterparties and securitized debt resulting in a debt-to-equity multiple of 3.2 times.  (See table on page 46 that presents our quarterly leverage multiples since June 30, 2010.)

The table below presents certain information about our asset allocation at June 30, 2011:

ASSET ALLOCATION

At June 30, 2011 (Dollars in Thousands)	Agency MBS		Non-Agency MBS(1)		Cash(2)	Other, net(3)	Total

Amortized Cost	$7,094,955		$4,159,989		$526,221	$(32,001)	$11,749,164
Market Value	$7,295,275		$4,248,570		$526,221	$(32,001)	$12,038,065
Less Repurchase Agreement Borrowings	(6,304,287)		(1,791,349)				(8,095,636)
Less Securitized Debt	—		(1,062,040)				(1,062,040)
Equity Allocated	$990,988		$1,395,181		$526,221	$(32,001)	$2,880,389
Less Swaps at Market Value	—		—			(124,631)	(124,631)
Net Equity Allocated	$990,988		$1,395,181		$526,221	$(156,632)	$2,755,758
Debt/Net Equity Ratio (4)	6.4	x	2.0	x			3.3	x

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

(3) Includes interest receivable, real estate held-for-sale, goodwill, prepaid and other assets, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

(4) Represents borrowings under repurchase agreements and securitized debt as a multiple of net equity allocated.

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of June 30, 2011 and December 31, 2010:

	June 30,		December 31,
(In Thousands)	2011		2010
(i) Non-Agency MBS (excluding Linked Transactions)
Face/Par	$5,268,847		$2,821,489
Fair Value	3,964,279		2,078,087
Amortized Cost	3,872,223		1,846,872
Purchase (Discount) Designated as Credit Reserve and OTTI Charged through Earnings	(1,174,890	) (1)	(746,678	) (2)
Purchase (Discount) Designated as Accretable	(222,930)		(228,966)
Purchase Premiums	1,196		1,027
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$352,281		$863,280
Fair Value	284,291		744,369
Amortized Cost	287,766		718,734
Purchase (Discount) Designated as Credit Reserve	(60,804)		(99,094)
Purchase (Discount) Designated as Accretable	(3,711)		(45,756)
Purchase Premiums	—		304
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions
Face/Par	$5,621,128		$3,684,769
Fair Value	4,248,570		2,822,456
Amortized Cost	4,159,989		2,565,606
Purchase (Discount) Designated as Credit Reserve and OTTI Charged through Earnings	(1,235,694	) (3)	(845,772	) (4)
Purchase (Discount) Designated as Accretable	(226,641)		(274,722)
Purchase Premiums	1,196		1,331

(1)  Includes discount designated as Credit Reserve of $1.127 billion and OTTI of $47.5 million at June 30, 2011.

(2)  Includes discount designated as Credit Reserve of $700.3 million and OTTI of $46.4 million at December 31, 2010.

(3)  Includes discount designated as Credit Reserve of $1.188 billion and OTTI of $47.5 million at June 30, 2011.

(4)  Includes discount designated as Credit Reserve of $799.4 million and OTTI of $46.4 million at December 31, 2010.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and accretable purchase discount, including securities underlying Linked Transactions, for the three and six months ended June 30, 2011 and June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount	Discount Designated as Credit Reserve	Accretable Discount
Balance at beginning of period	$(969,206)	$(228,875)	$(799,422)	$(274,722)
Accretion of discount, net	—	13,099	—	25,017
Realized credit losses	5,911	—	8,887	—
Purchases	(222,477)	(13,087)	(400,217)	1,193
Reclassification adjustment for OTTI	—	(101)	—	(101)
Unlinking of Linked Transactions	—	(73)	—	24,556
Transfers (to)/from	(2,396)	2,396	2,584	(2,584)
Balance at June 30, 2011	$(1,188,168)	$(226,641)	$(1,188,168)	$(226,641)

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount	Discount Designated as Credit Reserve	Accretable Discount
Balance at beginning of period	$(592,891)	$(170,651)	$(488,259)	$(171,932)
Accretion of discount, net	—	11,403	—	21,788
Realized credit losses	365	—	413	—
Purchases	(118,137)	(9,600)	(232,616)	(17,601)
Sales	—	—	7,856	683
Reclassification adjustment for OTTI	—	(101)	—	(101)
Unlinking of Linked Transactions	—	680	—	837
Transfers from/(to)	80,975	(80,975)	82,918	(82,918)
Balance at June 30, 2010	$(629,688)	$(249,244)	$(629,688)	$(249,244)

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions for the quarters ended June 30, 2011 and June 30, 2010:

	For the Three Months Ended
	June 30,	June 30,
	2011	2010
Non-Agency MBS (excluding Linked Transactions)
Coupon Yield (1)	6.41%	7.46%
Effective Yield Adjustment (2)	1.43	2.72
Net Yield	7.84%	10.18%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	6.03%	5.37%
Effective Yield Adjustment (2)	0.88	2.44
Net Yield	6.91%	7.81%

Combined Non-Agency MBS and MBS Underlying Linked Transactions
Coupon Yield (1)	6.37%	6.96%
Effective Yield Adjustment (2)	1.38	2.65
Net Yield	7.75%	9.61%

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

The information in the above tables, on pages 39-42, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the Securities and Exchange Commission.

In assessing the performance of the Non-Agency MBS portfolio, we do not view these transactions as linked, but rather view the performance of the linked Non-Agency MBS and the related repurchase agreement borrowings as we would any other Non-Agency MBS that is not part of a linked transaction.  Accordingly, we consider that the information disclosed in the above tables enhances the ability of investors to analyze the performance of our Non-Agency MBS in the same way that we assess such assets.

In June 2011, as part of our third resecuritization transaction, we sold Non-Agency residential MBS with an aggregate principal value of $1.283 billion to CSMC, who subsequently transferred the underlying certificates to a Delaware statutory trust, which we consolidate as a VIE.  In connection with this transaction, third-party investors purchased $474.9 million face amount of Senior Bonds rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points.  As consideration for these Non-Agency MBS, we received $808.6 million face amount of three classes of senior-support certificates issued by the VIE, which together provide credit support for the Senior Bonds, and $474.9 million in cash.  We also acquired $474.9 million notional amount of non-rated, variable-rate, interest-only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.  We incurred costs of $3.3 million resecuritization related expenses, which will be amortized to interest expense over the life of the resecuritized MBS.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At June 30, 2011, net premiums on our Agency MBS portfolio under GAAP were $163.5 million compared to $161.5 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.397 billion, which when combined with purchase discounts of $64.5 million related to securities underlying our Linked Transactions, resulted in total purchase discounts on Non-Agency MBS of $1.461 billion at June 30, 2011.  For tax purposes net purchase discounts on Non-Agency MBS at June 30, 2011 were $1.354 billion.

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

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and are further considering taking actions in response to the recent financial crisis.  In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) was passed by the U.S. Congress and signed into law.  The Dodd-Frank Act creates a new regulator housed within the Federal Reserve System, an independent bureau to be known as the Consumer Financial Protection Bureau (or the CFPB), which will have broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Bill (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also contains laws affecting the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

The Dodd-Frank Act’s implementation will require numerous implementing regulations, several of which (including those mentioned above regarding underwriting and risk retention requirements) have been proposed for public comment.  Thus, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

Results of Operations

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

For the second quarter of 2011, we had net income available to common stock and participating securities of $77.2 million, or $0.22 per basic and diluted common share, compared to net income available to common stock and participating securities of $46.3 million, or $0.16 per basic and diluted common share, for the second quarter of 2010.

Interest income on our Agency MBS for the second quarter of 2011 increased to $66.0 million from $54.5 million, or 21.0% for the second quarter of 2010.  This change primarily reflects an increase in our average Agency MBS portfolio (excluding changes in market values) to $7.175 billion for the second quarter of 2011 from $6.040 billion for the second quarter of 2010 and the increase in the net yield on our Agency MBS to 3.68% for the second quarter of 2011 from 3.61% for the second quarter of 2010.  The Agency MBS yield for the second quarter of 2010 was significantly lowered by the high CPRs experienced during such quarter due to the delinquent loan buyouts from the Agency MBS pools for mortgages that were 120+ day delinquent.  These delinquent loan buyouts caused the CPR for our Agency MBS portfolio to substantially increase during the second quarter of 2010, increasing the cost of premium amortization and decreasing the yield on Agency MBS.  During the second quarter of 2011, our Agency MBS portfolio experienced a 16.6% CPR and we recognized $8.4 million of premium amortization compared to a CPR of 42.7% and $15.8 million of premium amortization for the second quarter of 2010.  The impact on interest income of lower premium amortization was largely offset by lower coupon income during the second quarter of 2011.  At the end of the second quarter of 2011, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2010, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 52 basis points to 4.14% for the second quarter of 2011 from 4.66% for the second quarter of 2010.  At June 30, 2011, we had net purchase premiums on our Agency MBS of $163.5 million, or 2.4% of current par value, compared to net purchase premiums of $104.9 million and 1.8% of par value at December 31, 2010.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the second quarter of 2011 was $66.1 million compared to $34.0 million for the second quarter of 2010.  (Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  Excluding changes in market values, our average investment in our Non-Agency MBS increased by $2.034 billion, or 152.3%, to $3.370 billion for the second quarter of 2011 from $1.336 billion for the second quarter of 2010.  The growth in our Non-Agency MBS was primarily funded with securitized debt in connection with our resecuritization transactions in June 2011, February 2011 and October 2010 and capital raised in a public offering of our common stock in March 2011.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the first six months of 2011 primarily in connection with our resecuritization transactions in February and June 2011.  These delinkings resulted in Non-Agency MBS of $716.0 million, previously included as a component of Linked Transactions, being recognized as MBS on our consolidated balance sheet as of June 30, 2011.  Our Non-Agency MBS portfolio yielded 7.84% for the second quarter of 2011 compared to 10.18% for the second quarter of 2010.  The decrease in the yield on our Non-Agency MBS reflects the impact of rising prices for Non-Agency MBS and resulting lower yields on newly acquired assets, prepayment of higher yielding assets, coupons resetting downward and changes in estimated cash flows due to fluctuations in expected interest rates.  During the second quarter of 2011, we recognized net purchase discount accretion of $12.1 million on our Non-Agency MBS, compared to $9.1 million for the second quarter of 2010.  At June 30, 2011, we had net purchase discounts of $1.397 billion, including Credit Reserve and previously recognized OTTI of $1.175 billion, on our Non-Agency MBS, or 26.5% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon		Average	Coupon		Average	Coupon		Average
Quarter Ended	Yield	Net Yield	CPR	Yield	Net Yield	CPR	Yield	Net Yield	CPR
June 30, 2011	4.14%	3.68%	16.57%	6.41%	7.84%	14.63%	4.87%	5.01%	16.03%
March 31, 2011	4.32	3.84	20.95	6.83	8.58	15.35	5.00	5.12	19.53
December 31, 2010	4.42	3.87	24.88	7.28	9.00	14.43	5.09	5.07	22.46
September 31, 2010	4.48	3.93	23.81	7.42	9.92	15.49	5.05	5.10	22.08
June 30, 2010	4.66	3.61	42.75	7.46	10.18	14.62	5.16	4.80	37.19

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended June 30, 2011 and June 30, 2010:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield(2)	Yield

Quarter Ended June 30, 2011
Agency MBS	$7,175,023	$65,982	4.31%	4.14%	3.68%
Non-Agency MBS, including transfers to consolidated VIEs (2)	3,370,396	66,100	4.77	6.41	7.84
Total	$10,545,419	$132,082	4.49%	4.87%	5.01%
Quarter Ended June 30, 2010
Agency MBS	$6,039,603	$54,530	4.99%	4.66%	3.61%
Non-Agency MBS (2)	1,336,034	33,985	4.82	7.46	10.18
Total	$7,375,637	$88,515	4.95%	5.16%	4.80%

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

Interest income from our cash investments, which are comprised of money market investments, is not a material source of income, as the yields on such funds remain at historically low levels.  Our average cash investments were $432.0 million and yielded 0.03% for the second quarter of 2011 compared to average cash investments of $646.6 million that yielded 0.07% for the second quarter of 2010.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At June 30, 2011, we had repurchase agreement borrowings of $7.870 billion and securitized debt of $1.062 billion, of which $3.615 billion was hedged with Swaps.  At June 30, 2011, our Swaps had a weighted average fixed-pay rate of 2.91% and extended 26 months on average with a maximum remaining term of approximately 56 months.  Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreement borrowings has not declined to the same extent that market interest rates have declined.

Our interest expense for the second quarter of 2011 increased by 4.1% to $37.2 million from $35.7 million for the second quarter of 2010.  This increase reflects the combined impact of an increase in our average borrowings partially off-set by lower interest rates on our borrowings.  Our interest expense for the second quarter of 2011 was comprised of interest expense of $34.5 million on our borrowings under repurchase agreements and $2.7 million on our securitized debt.  Our average repurchase agreement borrowings for the three months ended June 30, 2011 were $7.742 billion, compared to $6.129 billion for the second quarter of 2010.  As a result of the three resecuritization transactions described above, we had securitized debt of $1.062 billion at June 30, 2011.  Our securitized debt, which bears interest at variable rates, had an aggregate weighted average balance of $731.1 million for the three months ended June 30, 2011; we had no securitized debt during the second quarter of 2010.

The following table presents information about our securitized debt at June 30, 2011:

Benchmark Interest Rate	At June 30, 2011
(Dollars in Thousands)	Securitized Debt	Interest Rate

30 Day LIBOR + 100 basis points	$425,143	1.19%
30 Day LIBOR + 125 basis points	636,897	1.44
Total	$1,062,040	1.34%

The effective interest rate paid on our borrowings decreased to 1.76% for the quarter ended June 30, 2011 from 2.34% for the quarter ended June 30, 2010, reflecting a decline in market interest rates and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $24.7 million, or 117 basis points, for the quarter ended June 30, 2011, compared to interest expense of $28.6 million, or 187 basis points, for the second quarter of 2010.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates, and as such Swaps continue to amortize and/or expire, the Swap component of our borrowing costs has and is expected to continue to decrease.  During the quarter ended June 30, 2011, we entered into nine Swaps with an aggregate notional amount of $765.0 million and a weighted average fixed pay rate of 1.09% with initial maturities ranging from one to four years that hedge against increases in the LIBOR rate associated with our anticipated repurchase financings and our securitized debt.  During the quarter ended June 30, 2011, we had Swaps with an aggregate notional amount of $169.3 million and a weighted average fixed pay rate of 4.02% expire.

In June 2011, we purchased a Swaption, which at expiration of the option period gives us the right, but not the obligation, to enter into a Swap for a four-year term under which we would pay a fixed rate of 1.9% and receive a variable rate equal to one-month LIBOR on a $100.0 million notional.  At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us.  As a result, we believe this Swaption provides us with the ability to protect against rates rising above the fixed rate specified in the Swaption agreement.

We expect that our interest expense and funding costs for the remainder of 2011 will be impacted by market interest rates, the amount of our borrowings, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 4, 7 and 14 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple (1)		Multiple(2)
June 30, 2011	3.2	(3)	3.3
March 31, 2011	2.9		3.0
December 31, 2010	2.8		3.0
September 30, 2010	2.6		2.8
June 30, 2010	2.8		3.0

(1)  Represents borrowings under repurchase agreements and securitized debt divided by stockholders’ equity.

(2)  The Non-GAAP Leverage Multiple reflects our borrowings under repurchase agreements, securitized debt, and borrowings that are reported on our balance sheet as a component of Linked Transactions of $225.4 million, $304.1 million, $567.3 million, $422.3 million, and $342.0 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.  We present a non-GAAP leverage multiple as a useful measure since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple. (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(3)  The increase in our leverage multiple from 2.9x at March 31, 2011 to 3.2x at June 30, 2011 reflects the use of resecuritization to finance a portion of our Non-Agency MBS portfolio.

For the second quarter of 2011, our net interest income increased to $94.9 million from $52.9 million for the second quarter of 2010.  This increase primarily reflects the significant increase in our investments in Agency and Non-Agency MBS.  As a result of our increase in Non-Agency MBS, which typically have higher yields relative to Agency MBS, our net interest spread and margin increased in the second quarter of 2011 to 3.05% and 3.46%, respectively, compared to a net interest spread and margin of 2.08% and 2.64%, respectively, for the second quarter of 2010.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

						Average
					Yield on	Balance of
			Average		Average	Repurchase
	Average	Interest	Interest	Total	Interest-	Agreements		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	and Securitized	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets	Debt	Expense	Funds	Income

June 30, 2011	$10,545,419	$132,082	$432,005	$132,109	4.81%	$8,473,314	$37,195	1.76%	$94,914
March 31, 2011	8,587,526	109,824	453,730	109,878	4.86	7,041,406	34,653	1.99	75,225
December 31, 2010	7,689,167	97,498	482,683	97,597	4.78	6,324,079	35,469	2.23	62,128
September 30, 2010	7,637,483	97,296	440,146	97,417	4.82	6,205,856	35,464	2.26	61,953
June 30, 2010	7,375,637	88,515	646,644	88,627	4.42	6,129,448	35,741	2.34	52,886

(1)  Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin(1)	MBS	MBS	Spread
June 30, 2011	3.05%	3.46%	5.01%	1.76%	3.25%
March 31, 2011	2.87	3.31	5.12	1.99	3.13
December 31, 2010	2.55	3.06	5.07	2.23	2.84
September 30, 2010	2.56	3.08	5.10	2.26	2.84
June 30, 2010	2.08	2.64	4.80	2.34	2.46

(1)  Annualized net interest income divided by average interest-earning assets.

During the second quarter of 2011, we recognized OTTI charges through earnings of $2.4 million compared to $5.4 million during the second quarter of 2010.  These impairments, which were recognized on Legacy Non-Agency MBS for the second quarter of 2011 and 2010, reflected changes in our estimated cash flows for such securities based on their performance over time.  At June 30, 2011, we had 18 Legacy Non-Agency MBS with an amortized cost of $197.7 million and a fair value of $178.5 million.

For the second quarter of 2011, we had a net other loss of $5.2 million, which primarily is comprised of net losses from Linked Transactions of $5.6 million.  The loss from Linked Transactions is comprised of interest income of $7.4 million on the underlying Non-Agency MBS, interest expense of $1.3 million on the borrowings under repurchase agreements and a decline of $11.7 million in the fair value of the underlying securities, which losses are unrealized losses.  Future changes in the market value of the securities underlying our Linked Transactions, the amount of Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future income/(loss) from Linked Transactions.  If Linked Transactions become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying Non-Agency MBS will be recorded with an amortized cost equal to their fair value at the time such transactions become unlinked, which generally impact the prospective yield on such securities.  During the three months ended June 30, 2011, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $284.4 million.  Of this amount, $170.8 million were refinanced as part of the June 2011 resecuritization transaction, and $113.6 million were financed using cash.

For the second quarter of 2011, we had compensation and benefits and other general and administrative expense of $7.8 million, or 1.05% of average equity, compared to $6.2 million, or 1.12% of average equity, for the second quarter of 2010.  The increase in our employee compensation and benefits expense for the second quarter of 2011 compared to the second quarter of 2010 primarily reflects compensation associated with our additional hires and increases in compensation to remain competitive in the marketplace.  Our other general and administrative expenses, which were $2.8 million for the quarter ended June 30, 2011, compared to $2.1 million for the quarter ended June 30, 2010, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, Board fees and Board expenses, professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  These increases primarily reflect costs incurred to expand our investment analytic capability, associated primarily with our investment in Non-Agency MBS, and data system upgrades.  In July 2011, we relocated our offices to accommodate the growth of our team and accordingly expect that our facilities costs will increase beginning in the third quarter of 2011.

Six-Month Period Ended June 30, 2011 Compared to the Six-Month Period Ended June 30, 2010

For the six months ended June 30, 2011, we had net income available to common stock and participating securities of $158.1 million, or $0.48 per basic and diluted common share, compared to net income available to common stock and participating securities of $126.9 million, or $0.45 per basic and diluted common share, for the six months ended June 30, 2010.

Interest income on our Agency MBS for the first six months of 2011 decreased to $126.2 million from $133.2 million, or 5.3%, for the first six months of 2010.  This change reflects a decrease in the net yield on our Agency MBS to 3.75% for the first six months of 2011 from 4.16% for the first six months of 2010, which was partially offset by an increase in our average Agency MBS portfolio (excluding changes in market values) to $6.727 billion for the first six months of 2011 from $6.411 billion for the first six months of 2010.  Interest rates on the mortgages underlying our Agency MBS have continued to reset to lower market rates.  At the end of the second quarter of 2011, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2010, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 68 basis points to 4.22% for the first six months of 2011 from 4.90% for the first six months of 2010.  During the first six months of 2011, our Agency MBS portfolio experienced an 18.6% CPR, and we recognized $15.9 million of premium amortization compared to a CPR of 33.4% and $23.9 million of premium amortization for the first six months of 2010.  The 2010 period CPRs were significantly elevated due to buyouts of delinquent mortgage loans from the Agency MBS pools.  At June 30, 2011, we had net purchase premiums of $163.5 million, or 2.4% of current par value, on our Agency MBS, compared to net purchase premiums of $104.9 million and 1.8% of par value at December 31, 2010.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the first six months of 2011 was $115.7 million compared to $63.0 million for the first six months of 2010.  (Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  Excluding changes in market values, our average investment in our Non-Agency MBS increased by $1.623 billion, or 132.8%, to $2.845 billion for the first six months of 2011 from $1.222 billion for the first six months of 2010.  The continued growth in our Non-Agency MBS has primarily been funded with securitized debt in connection with our resecuritization transactions in June and February 2011 and October 2010 and capital raised in a public offering of our common stock in March 2011.  In addition, during the first six months of 2011, primarily in connection with our resecuritization transactions, certain of our Non-Agency MBS underlying Linked Transactions became delinked.   As a result of delinking, Non-Agency MBS of $716.0 million that were previously included as a component of Linked Transactions were recognized as Non-Agency MBS on our consolidated balance sheet as of June 30, 2011.  Our Non-Agency MBS portfolio yielded 8.14% for the first six months of 2011 compared to 10.3% for the first six months of 2010.  The decrease in the yield on our Non-Agency MBS reflects the impact of rising prices for Non-Agency MBS and resulting lower yields on newly acquired assets, prepayment of higher yielding assets, coupons resetting downward and changes in estimated cash flows due to fluctuations in expected interest rates.  During the first six months of 2011, we recognized net purchase discount accretion of $22.2 million on our

Non-Agency MBS, compared to $17.7 million for the first six months of 2010.  At June 30, 2011, we had net purchase discounts of $1.397 billion, including discount designated as Credit Reserve and previously recognized OTTI of $1.175 billion, on our Non-Agency MBS, or 26.5% of par value.

The following table presents information about average balances of our MBS portfolio by category and associated income for the six months ended June 30, 2011 and June 30, 2010:

	Average		(Net Premium Amortization)/		Weighted Average
MBS Category	Amortized	Coupon	Discount	Interest	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Interest	Accretion	Income	Rate	Yield

Six Months Ended June 30, 2011
Agency MBS	$6,726,885	$142,049	$(15,892)	$126,157	4.39%	3.75%
Non-Agency MBS (2)	2,844,996	93,525	22,224	115,749	4.78	8.14
Total	$9,571,881	$235,574	$6,332	$241,906	4.54%	5.05%
Six Months Ended June 30, 2010
Agency MBS	$6,410,873	$157,124	$(23,915)	$133,209	5.17%	4.16%
Non-Agency MBS (3)	1,222,290	45,243	17,707	62,950	4.76	10.30
Total	$7,633,163	$202,367	$(6,208)	$196,159	5.07%	5.14%

(1)  Includes principal payments receivable.

(2)  Does not include linked MBS with a fair value of $284.3 million at June 30, 2011.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $3.354 billion, coupon interest of $107.7 million, discount accretion of $24.9 million, interest income of $132.6 million and a net asset yield of 7.91%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(3)  Does not include linked MBS with a fair value of $444.3 million at June 30, 2010.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $1.371 billion, coupon interest of $49.6 million, discount accretion of $21.8 million, interest income of $71.4 million and a net asset yield of 10.4%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of money market investments, is not a material source of income, as the yields on such funds are at historically low levels.  Our average cash investments were $442.8 million and yielded 0.07% for the first six months of 2011, compared to average cash investments of $580.6 million for the first six months of 2010 that yielded 0.06%.  In general, we seek to manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our interest expense for the first six months of 2011 decreased by 3.2% to $71.8 million from $74.2 million for the first six months of 2010.  For the first six months of 2011, our borrowing costs included repurchase agreement borrowing costs of $67.6 million, which includes the cost of our Swaps, and $4.3 million of interest on our securitized debt.  Our average repurchase agreements for the first six months of 2011 were $7.175 billion, compared to $6.318 billion for the first six months of 2010.  In addition, for the first six months of 2011 we had average securitized debt of $586.8 million as a result of three resecuritization transactions in June and February 2011 and October 2010.  The cost of our securitized debt, none of which was outstanding during the first six months of 2010, is variable, based on one-month LIBOR plus a spread of 100 to 125 basis points.  Our weighted average cost of securitized debt for the six months ended June 30, 2011 was 1.46%.  During the first quarter of 2010, we terminated $657.3 million of repurchase agreement borrowings in connection with sales of Agency MBS.  The decrease in market interest rates, the impact of terminating our longer-term, higher interest rate repurchase agreement borrowings during the first quarter of 2010, and the cost of our securitized debt are reflected in the 50 basis point reduction in our cost of borrowing to 1.87% for the six months ended June 30, 2011 from 2.37% for the first six months of 2010.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $48.8 million, or 127 basis points, for the six months ended June 30, 2011, compared to $57.7 million, or 184 basis points, for the first six months of 2010.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As our Swaps with higher interest rates continue to amortize and/or expire, the Swap component of our borrowing costs has and is expected to continue to decrease.  During the six months ended June 30, 2011, we entered into 14 Swaps with an aggregate notional amount of $1.195 billion and a weighted average fixed pay rate of 1.35% with maturities ranging from one to five years and had Swaps with a notional amount of $385.1 million and a weighted average fixed pay rate of 4.14% expire.

The growth in our Non-Agency MBS portfolio has allowed us to maintain substantially lower leverage than we had historically.  While there cannot be any assurance, by utilizing lower leverage, we believe that future earnings will be less sensitive to changes in interest rates and the yield curve.  At June 30, 2011, included as a component of our Linked Transactions were underlying repurchase agreement borrowings of $225.4 million.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our repurchase agreements hedged with Swaps has not declined as rapidly as have market interest rates, reflecting the fixed-pay rates stated in our Swap agreements.  At June 30, 2011, we had repurchase agreements of $7.870 billion, of which $3.240 billion was hedged with Swaps, all of which were active.  At June 30, 2011, our Swaps had a weighted average fixed-pay rate of 2.91% and extended 26 months on average with a maximum term of approximately 56 months.  Our interest expense and funding costs for the remainder of 2011 will be impacted by market interest rates, the amount of our borrowings and the impact of our derivative hedging instruments.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first six months of 2011, our net interest income increased by $48.0 million, or 39.3%, to $170.1 million from $122.1 million for the first six months of 2010.  This increase primarily reflects the impact of the accretive yield impact of our Non-Agency MBS and our declining borrowing costs.  Our net interest spread and margin for the first six months of 2011 were 2.97% and 3.40%, respectively, compared to a net interest spread and margin of 2.41% and 2.96%, respectively, for the first six months of 2010.

During the first six months of 2011, we recognized OTTI charges through earnings of $2.4 million compared to $5.4 million during the first six months of 2010.  These impairments, which were recognized on Legacy Non-Agency MBS during the second quarter of 2011 and 2010, reflected changes in our estimated cash flows for such securities based on their performance over time.

For the six months ended June 30, 2011, we had other income, net of $10.0 million.  This income primarily reflects net gains of $9.2 million on our Linked Transactions.  The gains on our Linked Transactions were comprised of interest income of $16.8 million on the underlying Non-Agency MBS, interest expense of $3.1 million on the underlying repurchase agreement borrowings and a decline of $4.5 million in the fair value of the underlying securities.  For the six months ended June 30, 2010, we had net gains of $20.0 million on our Linked Transactions, which was comprised of interest income of $15.2 million on the underlying Non-Agency MBS, interest expense of $2.7 million on the underlying repurchase financings and appreciation of $7.5 million in the fair value of the underlying MBS.  Changes in the market value of the securities underlying our Linked Transactions, the amount of future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/losses on our Linked Transactions.  If Linked Transactions become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying MBS will be recorded with an amortized cost equal to their fair value when such transactions become unlinked, which will impact the prospective yield on such securities.  During the six months ended June 30, 2011, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $716.0 million, repurchase agreement borrowings of $46.7 million and associated accrued interest accounts on a gross basis on our consolidated balance sheet.

During the first six months of 2011, we had compensation and benefits and other general and administrative expense of $15.1 million, or 1.11% of average equity compared to $12.4 million, or 1.12% of average equity, for the first six months of 2010.  The $1.7 million increase in our compensation expense to $10.1 million for the first six months of 2011, compared to $8.4 million for the first six months of 2010, primarily reflects an increase to our bonus pool accrual and additional salary expense for new hires, salary increases, and vesting of equity-based compensation awards.  Our other general and administrative expenses, which were $5.0 million for the first six months of 2011, compared to $4.0 million for the first six months of 2010, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, professional services, including auditing and legal fees, Board fees and Board expenses, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.  Our occupancy costs are expected to increase over the second half of 2011, reflecting the relocation and expansion of our offices.

During the six months ended June 30, 2011, we did not sell any MBS, and during the six months ended June 30, 2010, we realized $33.7 million of gains on the sale of MBS during the first quarter of 2010, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS.  In connection with this sale, we realized losses of $26.8 million on the termination of associated repurchase financings.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock.  In March 2011, we issued 74.8 million shares of our common stock in a public offering, generating net cash proceeds of $605.0 million, after expenses.  In addition, during the six months ended June 30, 2011, we issued 49,955 shares of common stock through our DRSPP, raising net proceeds of $398,707.   We primarily used the proceeds from these equity transactions to invest in Non-Agency MBS and Agency MBS in accordance with our investment policy.  To the extent we issue additional equity through capital market transactions, we currently anticipate using the proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreement and other borrowings, for working capital and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  At June 30, 2011, we had available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement and 9.2 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.

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

During the first six months of 2011, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS remained available to us at attractive market terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.

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

At June 30, 2011, we had a total of $9.215 billion of MBS and $23.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2011, we had a Cushion of $1.057 billion available to meet potential margin calls, comprised of cash and cash equivalents of $503.2 million, unpledged Agency MBS of $510.8 million and excess collateral of $42.8 million.  In addition, at June 30, 2011, we had unpledged Non-Agency MBS with a fair value of $434.8 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to any margin call.

In June 2011, as part of a resecuritization transaction, we sold Non-Agency MBS with an aggregate principal value of $1.283 billion to CSMC, who subsequently transferred the underlying certificates to a Delaware statutory trust, which we consolidate as a VIE.  In connection with this transaction, third-party investors purchased $474.9 million face amount of Senior Bonds rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points.  As consideration for these Non-Agency MBS, we received $808.6 million face amount of three classes of non-rated senior-support certificates issued by the VIE, which together provide credit support for the Senior Bonds, and $474.9 million in cash.  We also acquired $474.9 million notional amount of variable-rate, interest-only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.  We incurred expenses of $3.3 million in connection with this resecuritization transaction, which will be amortized to interest expense over the life of the resecuritized debt.

On February 17, 2011, as part of a resecuritization transaction, we sold Non-Agency MBS with an aggregate principal value of $1.320 billion to CSMC, who subsequently transferred the underlying certificates to a Delaware statutory trust, which we consolidate as a VIE.  In connection with this transaction, third-party investors purchased $488.4 million face amount of Senior Bonds rated “AAA” by DBRS, Inc. issued by the VIE at a pass-through rate of one-month LIBOR plus 100 basis points.  As consideration for these Non-Agency MBS, we received $831.6 million face amount of three classes of non-rated senior-support certificates issued by the VIE, which together provide credit support for the Senior Bonds, and $488.4 million in cash.  We also acquired $488.4 million notional amount of non-rated, variable-rate, interest-only senior certificates issued by the VIE.  For financial statement reporting purposes, we consolidate the underlying trust in this resecuritization and, as such, no gain or loss was recorded.  Since the underlying trust is consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.  We incurred expenses of $3.7 million in connection with this resecuritization transaction, which will be amortized to interest expense over the life of the resecuritized debt.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements				Securitized Debt
Quarter Ended (In Thousands)	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End

June 30, 2011	$7,742,223	$7,870,251		$7,870,251	$731,091	$1,062,040	(1)	$1,062,040	(1)
March 31, 2011	6,600,592	7,652,713	(2)	7,652,713	440,814	663,367	(3)	680,794	(3)
December 31, 2010	6,105,940	5,992,269	(4)	6,116,460	218,139	220,933	(5)	237,612	(5)
September 30, 2010	6,205,856	5,995,447	(4)	6,268,142	—	—		—
June 30, 2010	6,129,448	6,274,220		6,274,220	—	—		—

(1)  The higher end of the period balance reflects the securitized debt from our resecuritization transactions in June 2011.

(2)  On March 11, 2011, the Company raised net equity of approximately $605.0 million, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements.

(3)  Reflects securitized debt from our resecuritization transactions in February 2011 and October 2010.

(4)  The lower end of period balance reflects the declining balance of our borrowings under repurchase agreements associated with our Agency MBS during the quarter.

(5)  Reflects securitized debt from our resecuritizations transaction in October 2010.

Cash Flows and Liquidity For the Six Months Ended June 30, 2011

Our cash and cash equivalents increased by $158.0 million during the six months ended June 30, 2011, reflecting:  $2.584 billion provided by our financing activities; $157.6 million provided by our operating activities; and $2.583 billion used through our investing activities, primarily to purchase MBS.

At June 30, 2011, our debt-to-equity multiple was 3.2x compared to 2.8x at December 31, 2010.  At June 30, 2011, we had borrowings under repurchase agreements of $7.870 billion with 24 counterparties, of which $6.304 billion was secured by Agency MBS and $1.566 billion was secured by Non-Agency MBS.  In addition, at such date, we had $225.4 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2010, we had borrowings under repurchase agreements of $5.992 billion with 21 counterparties and had borrowings under repurchase agreements of $567.3 million that were a component of our Linked Transactions.

At June 30, 2011, we had aggregate securitized debt of $1.062 billion, resulting from our June and February 2011 and October 2010 resecuritization transactions.  During the six months ended June 30, 2011, we used cash of $122.1 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.69 years at June 30, 2011.

Our investing activities used cash of $2.583 billion during the six months ended June 30, 2011.  During this period, we received cash of $1.061 billion from prepayments and scheduled amortization on our MBS portfolio, of which $839.1 million was attributable to Agency MBS and $221.9 million was from Non-Agency MBS.  Our principal payments during the six months ended June 30, 2010 were significantly increased by the Agency buyouts of delinquent mortgages.  During the period, we purchased $2.132 billion of Agency MBS and $1.511 billion of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

In connection with our repurchase agreement borrowings and Swaps, we routinely receive margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral fluctuates reflecting changes in: (i) the face (or par) value of our MBS; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional securities and/or cash.  We have maintained compliance with all of our financial covenants to date.

The table below summarizes our margin activity with respect to our MBS, Linked Transactions and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities	Net Assets Received/
For the Quarter Ended (In Thousands)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Received For Reverse Margin Calls	(Pledged) For Margin Activity

June 30, 2011	$341,764	$5,150	$346,914	$394,342	$47,428
March 31, 2011	259,382	650	260,032	360,737	100,705
December 31, 2010	309,417	290	309,707	225,592	(84,115)
September 30, 2010	417,626	3,302	420,928	472,694	51,766
June 30, 2010 (1)	881,280	172,919	1,054,199	838,342	(215,857)

(1)  Higher prepayments due to the implementation of the initial loan buyout programs instituted by Fannie Mae and Freddie Mac, pursuant to which 120+ days delinquent mortgages were purchased out of existing Agency MBS pools between March and July 2010, resulting in a significant increase in margin calls during the second quarter of 2010.

During the six months ended June 30, 2011, we paid $150.4 million for cash dividends on our common stock and DERs (which were declared in March 2011 and December 2010), paid cash dividends of $4.1 million on our preferred stock.  On June 30, 2011, we declared our second quarter 2011 dividend on our common stock of $0.25 per share; on July 29, 2011, we paid this dividend which totaled $89.2 million, including DERs of $346,000.

We believe that we have adequate financial resources to meet our current obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 46 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

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

Other Matters

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of qualifying assets and at least 80% of our portfolio must be comprised of qualifying assets and real estate-related assets under the Investment Company Act.  Qualifying assets for this purpose include whole pool Agency MBS that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act.  We intend to treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption limits the types of assets we may acquire from time to time.  In addition, although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption.  Further, to the extent that the SEC staff provides different guidance regarding any of the matters bearing upon this exemption, we may be required to adjust our strategy which may require us to sell a substantial portion of our assets under potentially adverse market conditions or acquire assets in order for us to regain compliance.  If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this quarterly report on Form 10-Q for the quarter ended June 30, 2011.

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

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with June 30, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 21.8%.

The following table presents information at June 30, 2011 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

		Estimated Months to
		Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions		Expected Prepayment	Liabilities Reset (1)	in Months (1)
0	%(2)	53	13	40
15%		30	13	17
20%		26	13	13
25%		23	13	10

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At June 30, 2011, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 43 days and a weighted average term to interest rate reset of 38 days, or an effective repricing period of 13 months including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended June 30, 2011, our Swaps accounted for $24.7 million, or 117 basis points, of our borrowing costs.  At June 30, 2011, we had borrowings under repurchase agreements of $7.870 billion and borrowings under repurchase agreements of $225.4 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $3.615 billion with a weighted average fixed-pay rate of 2.91%, which extended 26 months on average with a maximum term of approximately 56 months.

At June 30, 2011, our Swaps were in a net unrealized loss position of $124.6 million, compared to an unrealized loss position of $139.1 million at December 31, 2010.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

In June 2011, we purchased a Swaption for $915,000, which provides us with the option at expiration of the option period to enter into a four-year, $100.0 million notional Swap with a fixed-pay rate of 1.90% and a variable-receive rate equal to one-month LIBOR over the four-year term of the Swap.  We believe this Swaption provides us with the ability to protect against rising interest rates at expiration of the option term in January 2012.

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

The amount by which our ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at June 30, 2011:

Lifetime Caps on Agency ARMs
Maximum Lifetime Interest Rate	% of Total
8.3% to 10.0%	56.0%
>10.0% to 12.0%	41.0
>12.0%	3.0
100.0%

Interim Interest Rate Caps on Agency ARMs
Maximum Interim Change in Rate	% of Total
<1.0%	1.6%
>1.0% and <3.0%	12.7
>3.0% and <5.0%	81.9
>5.0%	0.8
No interim caps	3.0
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

At June 30, 2011, MFA’s $11.544 billion of Agency MBS and Non-Agency MBS, which included MBS underlying Linked Transactions, were backed by hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset, is presented below:

	Agency MBS		Non-Agency MBS		Total
		Average		Average		Average
	Market	Months to	Market	Months to	Market	Months to
(Dollars in Thousands)	Value	Reset (1)	Value	Reset (1)	Value	Reset (1)
Time to Reset:
< 2 years (2)	$1,909,218	8	$2,073,955	6	$3,983,173	7
2-5 years	2,899,916	43	568,258	40	3,468,174	43
> 5 years	714,951	70	485,734	66	1,200,685	68
ARM-MBS Total	$5,524,085	34	$3,127,947	21	$8,652,032	30
15-year fixed	$1,763,971		$—		$1,763,971
30-year fixed	—		1,113,569		1,113,569
40-year fixed	—		7,054		7,054
Fixed Rate Total	$1,763,971		$1,120,623		$2,884,594
MBS Total	$7,288,056		$4,248,570		$11,536,626

(1)  Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(2)  Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at June 30, 2011.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at June 30, 2011.

Shock Table

Change in Interest Rates (Dollars in Thousands)	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value

+100 Basis Point Increase	$11,373,411	$(49,408)	$11,324,003	$(96,364)	(9.48)%	(0.84)%
+ 50 Basis Point Increase	$11,465,773	$(86,695)	$11,379,078	$(41,289)	(4.15)%	(0.36)%
Actual at June 30, 2011	$11,543,845	$(123,478)	$11,420,367	$—	—	—
- 50 Basis Point Decrease	$11,607,628	$(159,758)	$11,447,870	$27,503	0.42%	0.24%
-100 Basis Point Decrease	$11,657,122	$(195,534)	$11,461,588	$41,221	(0.87)%	0.36%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2011.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at June 30, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At June 30, 2011, the impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.60 which is the weighted average of 1.94 for our Agency MBS, (2.03) for derivative hedging instruments and zero for our Non-Agency MBS and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.48), which is the weighted average of (0.78) for our Agency MBS, 0.06 for derivative hedging instruments and zero for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At June 30, 2011, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At June 30, 2011, our Non-Agency MBS had a fair value of $3.964 billion and an amortized cost of $3.872 billion, comprised of gross unrealized gains of $202.9 million and gross unrealized losses of $110.8 million.  At June 30, 2011, our Linked Transactions included MBS with a fair value of $284.3 million, including net losses of $3.5 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at June 30, 2011.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher (1)			Below 715 (1)
Year of Securitization (2) (Dollars in Thousands)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total

Number of securities	77	86	91	14	17	31	316
MBS current face	$2,086,844	$1,330,849	$1,377,078	$232,700	$321,675	$271,982	$5,621,128
Gross purchase discounts	$(470,405)	$(390,630)	$(269,301)	$(98,632)	$(129,010)	$(56,831)	$(1,414,809)
Purchase discount designated as Credit Reserve (3)	$(443,547)	$(310,939)	$(183,390)	$(88,821)	$(115,075)	$(46,396)	$(1,188,168)
MBS amortized cost (4)	$1,598,533	$938,245	$1,104,577	$134,068	$169,117	$215,449	$4,159,989
MBS fair value	$1,603,263	$992,500	$1,103,058	$146,505	$188,352	$214,892	$4,248,570
Weighted average fair value to current face	76.8%	74.6%	80.1%	63.0%	58.6%	79.0%	75.6%
Weighted average coupon (5)	5.54%	5.08%	3.65%	4.74%	3.58%	4.24%	4.76%
Weighted average loan age (months) (5) (6)	52	60	74	54	61	77	61
Weighted average loan to value at origination (5) (7)	71%	71%	70%	73%	71%	70%	71%
Weighted average FICO score at origination (5) (7)	735	732	728	702	703	704	728
Owner-occupied loans	89.9%	89.6%	86.3%	82.3%	82.6%	83.7%	87.9%
Rate-term refinancings	26.2%	19.1%	15.7%	18.6%	14.5%	13.3%	20.3%
Cash-out refinancings	30.7%	29.9%	24.6%	39.3%	36.8%	36.4%	30.0%
3 Month CPR (6)	16.8%	16.4%	12.4%	14.3%	14.8%	12.1%	15.2%
3 Month CRR (6) (8)	10.9%	9.5%	7.2%	6.4%	5.6%	6.5%	9.0%
3 Month CDR (6) (8)	6.7%	7.6%	5.4%	8.4%	9.7%	5.9%	6.8%
3 Month loss severity	47%	49%	43%	54%	59%	44%	47%
60+ days delinquent (7)	21.5%	23.6%	16.5%	34.5%	33.1%	22.9%	22.0%
Weighted average credit enhancement (7) (9)	3.5%	5.1%	9.2%	5.9%	4.1%	15.1%	6.0%

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

(4)  Amortized cost is reduced by cumulative OTTI recognized through earnings of $47.5 million.

(5)  Weighted average is based on MBS current face at June 30, 2011.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at June 30, 2011:

Property Location	Percent
Southern California	28.9%
Northern California	18.6%
Florida	8.0%
New York	5.1%
Virginia	3.7%
New Jersey	3.0%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are a component to our Linked Transactions, and Swaps.  At June 30, 2011, we had a Cushion of $1.057 billion available to meet potential margin calls, comprised of cash and cash equivalents of $503.2 million, unpledged Agency MBS of $510.8 million and excess collateral of $42.8 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2011.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

Other than the additional item below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K, which section is incorporated by reference herein.

Failure by the U.S. Government to raise the “U.S. debt ceiling limit”, which could result in a default by the U.S Government on certain or all of its obligations, or to otherwise implement fiscal policies considered satisfactory to the various credit rating agencies, could potentially result in a downgrade of U.S. sovereign credit ratings by the various credit rating agencies.  The occurrence of any or all of such events may materially adversely affect our business.

The value of the Agency MBS that we invest in is impacted by the support provided to the U.S. Government sponsored entities (or GSEs) by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity.  To the extent that the credit rating of any or all of the GSEs were to be downgraded in response to a downgrade in the U.S. sovereign credit rating, or as a result of a default by the U.S. Government on its obligations or otherwise in response to the protracted debate over the U.S. debt ceiling limit or the U.S. Government’s budget, the value of our Agency MBS could be negatively impacted.  In addition, we could be negatively affected in a number of ways in the event of a default by the U.S. Government or a downgrade of the U.S. sovereign credit rating.  Such negative impacts could include changes in the financing terms of our repurchase agreements collateralized by Agency MBS, which could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under these agreements.  These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or by decreasing our ability to obtain repurchase agreement financing on acceptable terms, or at all.

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

3.8          Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated May 24, 2011 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated May 26, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.9          Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.2        Amended and Restated Employment Agreement of William S. Gorin, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.3        Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.4        Amended and Restated Employment Agreement of Teresa D. Covello, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.5        Amended and Restated Employment Agreement of Craig L. Knutson, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.6        Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

10.16      Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.17      Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.18      Form of Dividend Equivalent Right Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

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

Date: August 3, 2011	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and
Chief Accounting Officer