Form 10-Q/A
period 2011-06-30
MFA FINANCIAL, INC.
filed 2011-08-12
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to MFA Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 3, 2011, is to furnish the interactive data files as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 provides the following materials for the Form 10-Q, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

3.1*        Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated April 10, 1998, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.2*        Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 5, 2002 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated August 13, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.3*        Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated August 13, 2002 (incorporated herein by reference to Exhibit 3.3 of the Form 10-Q for the quarter ended December 31, 2002, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.4*        Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated December 29, 2008 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.5*        Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated January 1, 2010 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated December 31, 2009, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.6*        Articles Supplementary of the Registrant, dated April 22, 2004, designating the Registrant’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.7*        Articles Supplementary of the Registrant, dated March 8, 2011, reclassifying and designating 75,000,000 shares of the Registrant’s Excess Stock as Common Stock (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated March 11, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.8*        Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant, dated May 24, 2011 (incorporated herein by reference to Exhibit 3.1 of the Form 8-K, dated May 26, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

3.9*        Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Form 8-K, dated December 29, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

4.1*        Specimen of common stock certificate of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, dated February 12, 1998, filed by the Registrant pursuant to the 1933 Act (Commission File No. 333-46179)).

4.2*        Specimen of stock certificate representing the 8.50% Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 4 of the Form 8-A, dated April 23, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.1*      Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of June 7, 2010 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated June 8, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.2*      Amended and Restated Employment Agreement of William S. Gorin, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.3*      Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.4*     Amended and Restated Employment Agreement of Teresa D. Covello, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.5*     Amended and Restated Employment Agreement of Craig L. Knutson, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.6*     Amended and Restated Employment Agreement of Timothy W. Korth II, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated January 4, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.7*     Amended and Restated 2010 Equity Compensation Plan, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K, dated May 10, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.8*     Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.9*     Second Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.3 of the Form 8-K, dated December 12, 2008, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.10*   Form of Incentive Stock Option Award Agreement relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.11*   Form of Non-Qualified Stock Option Award Agreement relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.12*   Form of Restricted Stock Award Agreement relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 of the Form 10-Q, dated September 30, 2004, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.13*   Form of 2007 Phantom Share Award Agreement relating to the Registrant’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 of the Form 8-K, dated October 23, 2007, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.14*   Form of 2010 Phantom Share Award Agreement (Time-Based Vesting) relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 of the Form 10-K, dated December 31, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No.1-13991)).

10.15*   Form of 2010 Phantom Share Award Agreement (Performance-Based Vesting) relating to the Registrant’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of the Form 10-K, dated December 31, 2010, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.16*   Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.17*   Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

10.18*   Form of Dividend Equivalent Right Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 of the Form 8-K, dated July 7, 2011, filed by the Registrant pursuant to the 1934 Act (Commission File No. 1-13991)).

31.1*      Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*      Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*      Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*      Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**            XBRL Instance Document

101.SCH**           XBRL Taxonomy Extension Schema Document

101.CAL**           XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**            XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**           XBRL Taxonomy Extension Label Linkbase Document

101.PRE**           XBRL Taxonomy Extension Presentation Linkbase Document

*                                         These exhibits were previously included or incorporated by reference in MFA Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011.

**                                  Furnished, not filed with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011	MFA Financial, Inc.

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Teresa D. Covello
Teresa D. Covello
Senior Vice President and
Chief Accounting Officer