Form 10-Q
period 2011-09-30
MFA FINANCIAL, INC.
filed 2011-11-07
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

356,209,321 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 28, 2011.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Per Share Amounts)	2011	2010
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,892,716 and $5,519,879 pledged as collateral, respectively)	$7,519,002	$5,980,623
Non-Agency MBS, at fair value ($1,069,870 and $867,655 pledged as collateral, respectively)	1,431,102	1,372,383
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,458,208	705,704
Cash and cash equivalents	421,026	345,243
Restricted cash	22,498	41,927
MBS linked transactions, net (“Linked Transactions”), at fair value	64,494	179,915
Interest receivable	44,340	38,215
Derivative hedging instruments, at fair value	81	—
Real estate held-for-sale as of September 30, 2011, net	10,651	10,732
Goodwill	7,189	7,189
Prepaid and other assets	16,172	5,476
Total Assets	$11,994,763	$8,687,407

Liabilities:
Repurchase agreements	$8,017,663	$5,992,269
Securitized debt (2)	958,406	220,933
Accrued interest payable	7,478	8,007
Derivative hedging instruments, at fair value	134,712	139,142
Dividends and dividend equivalents rights (“DERs”) payable	90,200	67,040
Accrued expenses and other liabilities	145,080	9,569
Total Liabilities	$9,353,539	$6,436,960

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 and 370,000 shares authorized; 355,591 and 280,481 issued and outstanding, respectively	3,556	2,805
Additional paid-in capital, in excess of par	2,792,491	2,184,493
Accumulated deficit	(214,785)	(191,569)
Accumulated other comprehensive income	59,924	254,680
Total Stockholders’ Equity	$2,641,224	$2,250,447
Total Liabilities and Stockholders’ Equity	$11,994,763	$8,687,407

(1)  Non-Agency MBS transferred to consolidated VIEs included in the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010 represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)  Securitized Debt included in the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 9 and 14 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Interest Income:
Agency MBS	$59,957	$60,390	$186,114	$193,598
Non-Agency MBS	24,379	36,906	76,098	99,857
Non-Agency MBS transferred to consolidated VIEs	46,405	—	110,435	—
Cash and cash equivalent investments	25	121	106	286
Interest Income	130,766	97,417	372,753	293,741

Interest Expense:
Repurchase agreements	34,924	35,464	102,513	109,656
Securitized debt	3,828	—	8,087	—
Total Interest Expense	38,752	35,464	110,600	109,656

Net Interest Income	92,014	61,953	262,153	184,085

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	(14,913)	—	(15,550)	(184)
Portion of loss recognized in/(reclassified from) other comprehensive income	10,922	—	9,167	(5,228)

Net Impairment Losses Recognized in Earnings	(3,991)	—	(6,383)	(5,412)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	733	21,307	9,970	41,304
Gains on sale of MBS	4,196	—	4,196	33,739
Revenue from operations of real estate held-for-sale	390	369	1,146	1,100
Loss on termination of repurchase agreements	—	—	—	(26,815)
Other, net	(898)	—	(886)	—
Other Income, net	4,421	21,676	14,426	49,328

Operating and Other Expense:
Compensation and benefits	5,477	4,106	15,591	12,527
Other general and administrative expense	3,031	2,003	7,981	5,995
Real estate held-for-sale operating expense, mortgage interest and prepayment penalty	237	306	774	1,298
Operating and Other Expense	8,745	6,415	24,346	19,820

Net Income	83,699	77,214	245,850	208,181
Less: Preferred Stock Dividends	2,040	2,040	6,120	6,120
Net Income Available to Common Stock and Participating Securities	$81,659	$75,174	$239,730	$202,061

Earnings per Common Share - Basic and Diluted	$0.23	$0.27	$0.71	$0.72

Dividends Declared per share of Common Stock	$0.25	$0.19	$0.74	$0.43 (1)

(1)  A dividend of $0.225 per share for the quarter ended September 30, 2010 was declared on October 1, 2010.  See Note 10.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010

Net Income	$83,699	$77,214	$245,850	$208,181
Other Comprehensive Income:
Unrealized gain on Agency MBS, net	12,035	5,899	50,092	(1,465)
Unrealized loss on Non-Agency MBS, net	(109,294)	42,162	(250,845)	99,560
Reclassification adjustment for MBS sales	(4,525)	—	(4,869)	(41,459)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	3,991	—	6,383	5,412
Unrealized (loss)/gain on derivative hedging instruments, net	(10,255)	(7,624)	4,483	(22,840)
Comprehensive (loss)/income before preferred dividends	$(24,349)	$117,651	$51,094	$247,389
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(26,389)	$115,611	$44,974	$241,269

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended
	September 30, 2011
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at September 30, 2011 and December 31, 2010	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2010	2,805	280,481
Issuance of common stock	751	75,110
Balance at September 30, 2011	3,556	355,591

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2010	2,184,493
Issuance of common stock, net of expenses	605,015
Equity-based compensation expense and other	2,983
Balance at September 30, 2011	2,792,491

Accumulated Deficit:
Balance at December 31, 2010	(191,569)
Net income	245,850
Dividends declared on common stock	(261,750)
Dividends declared on preferred stock	(6,120)
Dividends attributable to DERs	(1,196)
Balance at September 30, 2011	(214,785)

Accumulated Other Comprehensive Income:
Balance at December 31, 2010	254,680
Change in unrealized gains on MBS, net	(199,239)
Change in unrealized losses on derivative hedging instruments	4,483
Balance at September 30, 2011	59,924

Total Stockholders’ Equity at September 30, 2011	$2,641,224

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In Thousands)	2011	2010

Cash Flows From Operating Activities:
Net income	$245,850	$208,181
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(4,196)	(33,739)
Losses on termination of repurchase agreements	—	26,815
Other-than-temporary impairment charges	6,383	5,412
Net (accretion of purchase discounts)/amortization of purchase premiums	(6,380)	5,404
(Increase)/decrease in interest receivable	(6,125)	7,478
Depreciation and amortization on real estate and other assets	2,263	483
Unrealized losses/(gains) and other on Linked Transactions	4,831	(25,909)
Increase in prepaid and other assets and other	(47)	(53)
Increase/(decrease) in accrued expenses and other liabilities	37	(3,593)
Decrease in accrued interest payable	(529)	(5,877)
Equity-based compensation expense and other	2,983	2,190
Net cash provided by operating activities	$245,070	$186,792

Cash Flows From Investing Activities:
Principal payments on MBS	$1,688,520	$2,524,021
Proceeds from sale of MBS	76,495	939,119
Purchases of MBS	(4,430,941)	(2,492,909)
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(2,004)	(276)
Net cash (used in)/provided by investing activities	$(2,667,930)	$969,955

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(43,843,055)	$(39,524,402)
Proceeds from borrowings under repurchase agreements	45,821,751	38,324,022
Proceeds from issuance of securitized debt	963,255	—
Principal payments on securitized debt	(225,782)	—
Payments to terminate repurchase agreements	—	(26,815)
Payments made for resecuritization related costs	(6,981)	—
Cash disbursements on financial instruments underlying Linked Transactions	(2,051,908)	(1,088,668)
Cash received from financial instruments underlying Linked Transactions	1,464,965	962,012
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(8,460)	(435,507)
Proceeds from reverse margin calls on repurchase agreements and Swaps	25,914	461,850
Payment made to purchase interest rate swaptions (“Swaptions”)	(915)	—
Proceeds from issuances of common stock	605,765	370
Dividends paid on preferred stock	(6,120)	(6,120)
Dividends paid on common stock and DERs	(239,786)	(196,881)
Principal amortization and prepayment on mortgage loan	—	(9,143)
Net cash provided by/(used in) financing activities	$2,498,643	$(1,539,282)
Net increase/(decrease) in cash and cash equivalents	$75,783	$(382,535)
Cash and cash equivalents at beginning of period	$345,243	$653,460
Cash and cash equivalents at end of period	$421,026	$270,925

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$744,231	$112,835
Repurchase agreements recorded upon de-linking of Linked Transactions	$46,698	$—
Dividends and DERs declared and unpaid	$90,200	$538

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2011 and results of operations for all periods presented have been made.  The results of operations for the nine months ended September 30, 2011 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 13) and derivative hedging instruments (Notes 4 and 13), and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  Actual results could differ from those estimates.  The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective interest rate.  The effective interest

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTI impairments.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively provides credit protection against future credit losses and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be accreted into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income on the consolidated balance sheet.  Impairments recognized through other comprehensive income do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the performance of underlying mortgage loans, including prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the other-than-temporary impairment related to credit losses, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if a repurchase agreement is determined to be linked to the purchase of an MBS, then the MBS and linked repurchase borrowing will be reported net, as Linked Transactions.  (See Notes 2(m) and 4)

(c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2011 or December 31, 2010.  At September 30, 2011 and December 31, 2010, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(d)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $22.5 million and $41.9 million at September 30, 2011 and December 31, 2010, respectively.  (See Notes 4, 7, 8 and 13)

(e)  Goodwill

At September 30, 2011 and December 31, 2010, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2011, the Company had not recognized any impairment against its goodwill.

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

On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.  The Company reviewed the carrying value of its investment in Lealand as of September 30, 2011, and it determined that Lealand’s fair value less cost to sell was in excess of its carrying value.  Lealand’s historical results of operations are not material to the Company.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(h)  Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as a sale and repurchase, the Company accounts for its repurchase agreements as secured borrowings, with the exception of those repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(m) below.)  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.   (See Notes 2(m), 4, 7, 8 and 13)

(i)  Equity-Based Compensation

Compensation expense for equity based awards is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  With respect to awards granted in 2009 and prior years, the Company has applied a zero forfeiture rate for these awards, as they were granted to a limited number of employees, and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures are expected to occur, may result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  During 2011, the Company granted certain RSUs that vest annually over a three year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 11)

(k)  Comprehensive Income

The Company’s comprehensive income includes net income, the change in net unrealized gains/(losses) on its MBS and its derivative hedging instruments, which are comprised of Swaps and Swaptions, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income for MBS and is reduced by dividends declared on the Company’s preferred stock.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Recent Accounting Standards

Transfers and Servicing

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (“ASU 2011-03”), which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets.  This ASU changes the assessment of effective control by focusing on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  With the exception of Linked Transactions, the Company records repurchase agreements as secured borrowings and not sales, and accordingly, this update is not expected to have a significant impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”) further converging US GAAP and International Financial Reporting Standards by providing common fair value measurement and disclosure requirements.  The amendments in this update change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  While this update may result in certain additional disclosures, it is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) which allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The FASB recently announced that it will consider deferring certain aspects of this ASU.  While this update may require additional disclosure, it is not expected to have a material impact on the Company’s consolidated financial statements.

Intangibles — Goodwill and Other

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”) which simplifies how entities test goodwill for impairment.  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the currently prescribed two-step process.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Proposed Accounting Standards

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

3.      MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS.  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15-year and longer-term fixed rate mortgages.  MBS do not have a single maturity date, and further, the mortgage loans underlying ARM-MBS do not all reset at the same time.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following tables present certain information about the Company’s MBS at September 30, 2011 and December 31, 2010:

September 30, 2011

				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$6,293,420	$159,120	$(140)	$—	$6,452,400	$6,635,600	$186,548	$(3,348)	$183,200
Freddie Mac	813,340	24,387	—	—	842,199	866,468	24,447	(178)	24,269
Ginnie Mae	16,291	282	—	—	16,573	16,934	361	—	361
Total Agency MBS	7,123,051	183,789	(140)	—	7,311,172	7,519,002	211,356	(3,526)	207,830
Non-Agency MBS (3)
Rated AAA	13,356	267	—	—	13,623	13,623	—	—	—
Rated AA	48	1	—	—	49	35	—	(14)	(14)
Rated A	34,059	797	(885)	(594)	33,377	29,494	399	(4,282)	(3,883)
Rated BBB	58,681	42	(7,736)	(1,111)	49,876	49,199	2,255	(2,932)	(677)
Rated BB	87,402	33	(6,290)	(2,532)	78,613	73,845	211	(4,979)	(4,768)
Rated B	442,396	18	(38,165)	(30,335)	373,914	364,068	7,887	(17,733)	(9,846)
Rated CCC	1,195,769	—	(80,268)	(229,354)	886,147	893,583	43,414	(35,978)	7,436
Rated CC	1,295,750	—	(47,184)	(267,554)	981,012	961,899	32,853	(51,966)	(19,113)
Rated C	1,386,314	—	(35,893)	(362,101)	988,320	989,877	44,666	(43,109)	1,557
Unrated and D-rated (4)	823,734	—	(23,288)	(302,820)	497,626	513,687	35,279	(19,218)	16,061
Total Non-Agency MBS	5,337,509	1,158	(239,709)	(1,196,401)	3,902,557	3,889,310	166,964	(180,211)	(13,247)
Total MBS	$12,460,560	$184,947	$(239,849)	$(1,196,401)	$11,213,729	$11,408,312	$378,320	$(183,737)	$194,583

December 31, 2010

				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,083,076	$88,654	$(210)	$—	$5,171,520	$5,323,475	$157,365	$(5,410)	$151,955
Freddie Mac	602,921	16,171	—	—	628,355	638,582	12,744	(2,517)	10,227
Ginnie Mae	17,830	311	—	—	18,141	18,566	425	—	425
Total Agency MBS	5,703,827	105,136	(210)	—	5,818,016	5,980,623	170,534	(7,927)	162,607
Non-Agency MBS (3)
Rated AAA	2,157	52	—	—	2,209	1,994	—	(215)	(215)
Rated AA	33,257	905	(446)	—	33,716	30,805	334	(3,245)	(2,911)
Rated A	26,761	43	(6,441)	(1,632)	18,731	22,968	4,773	(536)	4,237
Rated BBB	44,313	27	(2,329)	(840)	41,171	39,468	438	(2,141)	(1,703)
Rated BB	44,305	—	(3,671)	(2,250)	38,384	42,441	4,057	—	4,057
Rated B	93,552	—	(15,108)	(7,173)	71,271	80,976	9,753	(48)	9,705
Rated CCC	764,579	—	(69,899)	(192,503)	502,177	565,043	67,382	(4,516)	62,866
Rated CC	620,114	—	(54,361)	(196,106)	369,647	432,542	63,179	(284)	62,895
Rated C	1,004,627	—	(60,308)	(281,070)	663,249	745,292	88,388	(6,345)	82,043
Unrated and D-rated (4)	187,824	—	(16,403)	(65,104)	106,317	116,558	13,131	(2,890)	10,241
Total Non-Agency MBS	2,821,489	1,027	(228,966)	(746,678)	1,846,872	2,078,087	251,435	(20,220)	231,215
Total MBS	$8,525,316	$106,163	$(229,176)	$(746,678)	$7,664,888	$8,058,710	$421,969	$(28,147)	$393,822

(1) Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2011 reflect Credit Reserve of $1.146 billion and OTTI of $50.7 million.  Amounts disclosed at December 31, 2010 reflect Credit Reserve of $700.3 million and OTTI of $46.4 million.

(2) Includes principal payments receivable of $4.5 million and $9.3 million at September 30, 2011 and December 31, 2010, respectively, which are not included in the Principal/Current Face.

(3) Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4) Includes 52 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $483.2 million and $498.5 million, respectively, at September 30, 2011 and 13 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $98.6 million and $105.9 million, respectively, at December 31, 2010.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at September 30, 2011:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$535,456	$1,572	39	$154,717	$1,776	18	$690,173	$3,348
Freddie Mac	22,526	117	2	3,003	61	1	25,529	178
Total Agency MBS	557,982	1,689	41	157,720	1,837	19	715,702	3,526
Non-Agency MBS:
Rated AA	—	—	—	35	14	1	35	14
Rated A	2,842	282	1	24,933	4,000	3	27,775	4,282
Rated BBB	36,422	2,509	5	1,499	423	2	37,921	2,932
Rated BB	62,485	3,957	7	10,270	1,022	2	72,755	4,979
Rated B	245,293	15,497	17	14,392	2,236	2	259,685	17,733
Rated CCC	600,747	31,975	48	18,012	4,003	3	618,759	35,978
Rated CC	727,495	51,424	50	3,516	542	2	731,011	51,966
Rated C	653,817	36,562	50	81,490	6,547	2	735,307	43,109
Unrated and other	290,904	15,118	23	18,202	4,100	2	309,106	19,218
Total Non-Agency MBS	2,620,005	157,324	201	172,349	22,887	19	2,792,354	180,211
Total MBS	$3,177,987	$159,013	242	$330,069	$24,724	38	$3,508,056	$183,737

At September 30, 2011, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $3.5 million at September 30, 2011.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is “more likely than not” that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at September 30, 2011 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $180.2 million at September 30, 2011.  The Company does not consider these unrealized losses to be credit related, but are rather due to non-credit related factors, including supply and demand imbalances and widening of interest rate spreads.

The Company recognized credit-related OTTI losses of $4.0 million on 14 Non-Agency MBS during the three months ended September 30, 2011 and $6.4 million on 20 Non-Agency MBS in earnings during the nine months ended September 30, 2011, respectively.  The Company recognized credit-related OTTI losses of $5.4 million through earnings during the nine months ended September 30, 2010, all of which were recognized in connection with six Non-Agency MBS during the second quarter of 2010.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
OTTI included in earnings	$3,991	$—	$6,383	$5,412
OTTI recognized in/(reclassified from) other comprehensive income	10,922	—	9,167	(5,228)
Total OTTI losses	$14,913	$—	$15,550	$184

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

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2011	September 30, 2011
Credit loss component of OTTI at beginning of period	$26,739	$24,347
Additions for credit related OTTI not previously recognized	3,991	3,991
Subsequent additional credit related OTTI recorded	—	2,392
Credit loss component of OTTI at end of period	$30,730	$30,730

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings with respect to the Company’s Non-Agency MBS at September 30, 2011 are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Credit enhancement (1) (2)
Weighted average (3)	2.70%	3.02%
Range (4)	0.00-10.40%	0.00-13.30%

Projected CPR (2) (5)
Weighted average (3)	11.00%	10.90%
Range (4)	6.90-12.20%	1.90-12.20%

Projected Loss Severity (2) (6)
Weighted average (3)	56.10%	53.60%
Range (4)	46.10-70.00%	41.90-70.00%

60+ days delinquent (2) (7)
Weighted average (3)	21.40%	21.30%
Range (4)	9.10-36.70%	7.30-36.70%

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following table presents the impact on accumulated other comprehensive income of the Company’s MBS for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Accumulated other comprehensive income on MBS:
Unrealized gain on MBS at beginning of period	$292,376	$353,457	$393,822	$339,470
Unrealized gain/(loss) on Agency MBS, net	12,035	5,899	50,092	(1,465)
Unrealized (loss)/gain on Non-Agency MBS, net	(109,294)	42,162	(250,845)	99,560
Reclassification adjustment for MBS sales included in net income	(4,525)	—	(4,869)	(41,459)
Reclassification adjustment for OTTI included in net income	3,991	—	6,383	5,412
Balance at end of period	$194,583	$401,518	$194,583	$401,518

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (1)	Discount (1)
Balance at beginning of period	$(1,174,890)	$(222,930)	$(746,678)	$(228,966)
Accretion of discount	—	10,785	—	33,107
Realized credit losses	10,735	—	20,612	—
Purchases	(29,141)	(16,198)	(360,655)	(19,035)
Reclass discount for OTTI	—	—	101	(101)
Net impairment losses recognized in earnings	(3,991)	—	(6,383)	—
Unlinking of Linked Transactions	(10,419)	(61)	(116,489)	(11,623)
Transfers/release of credit reserve	11,305	(11,305)	13,091	(13,091)
Balance at end of period	$(1,196,401)	$(239,709)	$(1,196,401)	$(239,709)

continued on following page

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (3)	Discount (2) (3)	and OTTI (3)	Discount (3)
Balance at beginning of period	$(604,785)	$(208,938)	$(472,710)	$(149,319)
Accretion of discount	—	9,355	—	27,138
Realized credit losses	2,019	—	3,153	—
Purchases	(67,547)	(10,694)	(266,593)	(19,483)
Sales	—	—	7,856	683
Reclass discount for OTTI	—	—	520	(520)
Net impairment losses recognized in earnings	—	—	(5,412)	—
Unlinking of Linked Transactions	(23,639)	241	(26,379)	(2,922)
Transfers/release of credit reserve	5,145	(5,145)	70,758	(70,758)
Balance at end of period	$(688,807)	$(215,181)	$(688,807)	$(215,181)

(1) In addition, the Company reallocated $1.3 million and $474,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three and nine months ended September 30, 2011, respectively.

(2) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3) In addition, the Company reallocated $1.1 million and $18.3 million of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three and nine months ended September 30, 2010, respectively.

Sales of MBS

During the first nine months of 2011, the Company sold seven Agency MBS for $76.5 million, realizing gross gains of $4.2 million; all of these sales occurred during the third quarter of 2011.  During the nine months ended September 30, 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gain of $654,000; all of these sales occurred during the first quarter of 2010.  The Company has no continuing involvement with any of these MBS sales.

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Coupon interest	$70,654	$68,887	$212,703	$226,010
Effective yield adjustment (1)	(10,697)	(8,497)	(26,589)	(32,412)
Agency MBS interest income	$59,957	$60,390	$186,114	$193,598

(1) Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization and discount accretion based on actual prepayment activity.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Coupon interest	$60,038	$27,605	$153,563	$72,849
Effective yield adjustment (1)	10,746	9,301	32,970	27,008
Non-Agency MBS interest income	$70,784	$36,906	$186,533	$99,857

(1) The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.                   Derivatives

The Company’s derivatives are comprised of Swaps and Swaptions, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2011 and December 31, 2010:

Derivative Instrument (In Thousands)	Designation	Balance Sheet Location	September 30, 2011	December 31, 2010
Swaps, at fair value ($125.0 million notional)	Hedging	Assets	$53	$—
Swaptions, at fair value ($100.0 million notional)	Hedging	Assets	$28	$—
Linked Transactions, at fair value	Non-Hedging	Assets	$64,494	$179,915
Swaps, at fair value ($3.379 billion notional)	Hedging	Liabilities	$(134,712)	$(139,142)

Linked Transactions

The Company’s Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company’s consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in Other (Loss)/Income on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at September 30, 2011 and December 31, 2010:

Linked Transactions at September 30, 2011

Linked Repurchase Agreements			Linked MBS
Maturity or Repricing (Dollars in Thousands)	Balance	Weighted Average Interest Rate	Non-Agency MBS (Dollars in Thousands)	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$113,013	1.67%	Rated AAA	$30,553	$30,682	$31,507	3.32%
>30 days to 90 days	64,647	1.64	Rated AA	19,193	18,361	18,816	5.00
>90 days to 180 days	15,300	1.35	Rated BBB	27,141	26,602	30,795	3.07
Total	$192,960	1.63%	Rated CCC	32,509	33,075	41,841	4.51
			Rated CC	79,891	82,143	107,837	5.89
			Rated C	35,912	38,739	49,970	5.97
			Rated D	31,170	31,325	41,013	5.44
			Total	$256,369	$260,927	$321,779	5.09%

Linked Transactions at December 31, 2010

Linked Repurchase Agreements			Linked MBS
Maturity or Repricing (Dollars in Thousands)	Balance	Weighted Average Interest Rate	Non-Agency MBS (Dollars in Thousands)	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
Within 30 days	$289,522	1.62%	Rated AAA	$46,710	$46,367	$47,151	4.13%
>30 days to 90 days	277,765	1.62	Rated AA	57,634	54,176	61,389	3.51
Total	$567,287	1.62%	Rated A	36,440	34,620	41,984	2.53
			Rated BBB	69,397	66,848	78,741	3.38
			Rated BB	14,536	14,456	17,513	2.51
			Rated B	129,962	121,198	139,763	4.28
			Rated CCC	216,398	211,302	255,667	4.98
			Rated CC	89,833	86,509	110,518	5.45
			Rated C	78,181	78,038	100,204	5.77
			Unrated	5,278	5,220	10,350	6.00
			Total	$744,369	$718,734	$863,280	4.56%

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Interest income attributable to MBS underlying Linked Transactions	$4,631	$9,520	$21,475	$24,748
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(864)	(1,722)	(3,938)	(4,392)
Change in fair value of Linked Transactions included in earnings	(3,034)	13,509	(7,567)	20,948
Unrealized net gains and net interest income from Linked Transactions	$733	$21,307	$9,970	$41,304

Derivative Hedging Instruments

Consistent with market practice, the Company has agreements with its Swap and Swaption counterparties that provide for the posting of collateral based on the fair values of its derivative contracts.  Through this margining process, either the Company or its derivative counterparty may be required to pledge cash or securities as collateral.  Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the derivative contract.  Certain derivative contracts provide for cross collateralization with repurchase agreements with the same counterparty.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2011.  At September 30, 2011, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was approximately $134.7 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at September 30, 2011 and December 31, 2010:

(In Thousands)	September 30, 2011	December 31, 2010
Agency MBS, at fair value	$146,380	$153,534
Restricted cash	22,498	35,083
Total assets pledged against derivative contracts	$168,878	$188,617

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At September 30, 2011, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At September 30, 2011, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and nine months ended September 30, 2011 and September 30, 2010.

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three and nine months ended September 30, 2011 and September 30, 2010.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

At September 30, 2011, the Company had Swaps with an aggregate notional amount of $3.504 billion, which had gross unrealized losses of $134.7 million, gross unrealized gains of $53,000 and extended 24 months on average with a maximum term of approximately 53 months.  During the three and nine months ended September 30, 2011, the Company entered into Swaps with an aggregate notional amount of $20.0 million and $1.215 billion, respectively, and had Swaps expire with an aggregate notional amount of $131.4 million and $516.5 million, respectively.  The following table presents information about the Company’s Swaps at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
Maturity (1) (Dollars in Thousands)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
Within 30 days	$36,696	4.06%	0.25%	$55,267	3.90%	0.28%
Over 30 days to 3 months	89,402	4.16	0.29	160,589	4.35	0.27
Over 3 months to 6 months	154,057	4.35	0.26	169,258	4.02	0.28
Over 6 months to 12 months	463,094	3.30	0.25	257,482	4.09	0.28
Over 12 months to 24 months	1,281,452	3.18	0.25	833,302	4.40	0.27
Over 24 months to 36 months	598,371	2.16	0.24	849,351	3.10	0.26
Over 36 months to 48 months	830,892	2.17	0.24	360,042	3.32	0.27
Over 48 months to 60 months	50,000	2.13	0.24	120,170	2.87	0.27
Total Swaps	$3,503,964	2.85%	0.25%	$2,805,461	3.74%	0.27%

(1) Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2) Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2011	2010	2011	2010
Interest expense attributable to Swaps	$24,322	$27,758	$73,091	$85,474
Weighted average Swap rate paid	2.88%	3.84%	3.24%	4.02%
Weighted average Swap rate received	0.21%	0.36%	0.24%	0.30%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provides the Company with the right to enter into a fixed-pay Swap at termination of the option period in January 2012.  The terms of the Swap that the Company may enter into are as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At September 30, 2011, the Company’s Swaption had a fair value of $28,000.  During the three months ended September 30, 2011, the Company’s Swaptions decreased in value by $227,000, which was reflected in other comprehensive income, reflecting changes in the intrinsic value component of the Swaption, and $899,000 of expense in other income, reflecting changes in the time-value component of the Swaption.  For the nine months ended September 30, 2011, the Company recognized $887,000 of expense in other income, reflecting changes in the time-value component of the Swaption.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Impact of Derivative Hedging Instruments on Accumulated Other Comprehensive Income/(Loss)

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(124,404)	$(167,679)	$(139,142)	$(152,463)
Unrealized (loss)/gain on Swaps, net	(10,028)	(7,624)	4,483	(22,840)
Unrealized loss on Swaptions	(227)	—	—	—
Balance at end of period	$(134,659)	$(175,303)	$(134,659)	$(175,303)

Counterparty Credit Risk

By using derivative hedging instruments, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty.  The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged).  The Company attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.  Counterparty credit risk related to the Company’s derivative hedging instruments is considered in determining fair value of such derivatives and its assessment of hedge effectiveness.

5.                   Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(In Thousands)	2011	2010
MBS interest receivable:
Fannie Mae	$20,878	$19,669
Freddie Mac	3,514	3,351
Ginnie Mae	36	51
Non-Agency MBS	19,909	15,130
Total MBS interest receivable	44,337	38,201
Money market investments	3	14
Total interest receivable	$44,340	$38,215

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

6.                   Real Estate Held-for-Sale

As of March 31, 2011, the Company classified its investment in Lealand as held-for-sale, resulting in the property being presented as held-for-sale on the consolidated balance sheet since such date.  The Company reviewed the carrying value of its investment in Lealand as of September 30, 2011, and it was determined that the estimate of the fair value less cost to sell of the property exceeded its carrying value.  The following table presents the summary of assets and liabilities of Lealand at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(In Thousands)	2011	2010 (1)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$10,651	$10,732
Cash and other assets	839	240
Accrued interest and other payables (2)	(302)	(130)
Real estate assets, net	$11,188	$10,842

(1) At December 31, 2010, Lealand was held-for-investment.

(2) The Company has a loan to Lealand which had a balance of $445,000 at September 30, 2011 and $439,000 at December 31, 2010.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In Thousands)	2011		2010	2011	2010
Revenue from operations of real estate	$390		$369	$1,146	$1,100
Mortgage interest expense and prepayment penalty	—		—	—	(392	) (1)
Other real estate operating expense	(237)		(216)	(660)	(637)
Depreciation and amortization expense	—	(2)	(90)	(114)	(269)
Income/(loss) from real estate operations, net	$153		$63	$372	$(198)

(1) A mortgage collateralized by the property, which was due to mature in February 2011, was repaid in May 2010, for which a prepayment penalty of $130,000 was incurred.

(2) On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.

7.                   Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At September 30, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 30 days and an effective repricing period of 10 months, including the impact of related Swaps.  At December 31, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 34 days and an effective repricing period of 12 months, including the impact of related Swaps.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2011 and December 31, 2010:

(In Thousands)	September 30, 2011	December 31, 2010
Repurchase agreement borrowings secured by Agency MBS	$6,415,512	$5,057,328
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,746,336	$5,366,345
Repurchase agreement borrowings secured by Non-Agency MBS (1)	$1,602,151	$934,941
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (1) (2)	$2,502,540	$1,329,625
Cash pledged against Non-Agency MBS (i.e., restricted cash) under repurchase agreements	$—	$6,844

(1) Does not reflect Non-Agency MBS and repurchase borrowings that are components of Linked Transactions.

(2) Includes $2.458 billion and $462.0 million of Non-Agency MBS acquired from consolidated VIEs at September 30, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Time Until Interest Rate Reset (Dollars in Thousands)	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Within 30 days	$5,835,230	0.48%	$3,986,428	0.61%
Over 30 days to 3 months	2,052,674	0.75	1,879,741	0.39
Over 3 months to 6 months	111,559	1.00	96,100	0.48
Over 6 months to 12 months	5,200	3.15	7,700	3.15
Over 12 months to 24 months	13,000	3.15	12,300	3.15
Over 24 months to 36 months	—	—	10,000	3.15
Total	$8,017,663	0.56%	$5,992,269	0.55%

(1) At September 30, 2011 and December 31, 2010, the Company had repurchase agreements of $193.0 million and $567.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

The following table at September 30, 2011 presents contractual maturity information about the Company’s repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2011
Contractual Maturity (Dollars in Thousands)	Balance (1)	Weighted Average Interest Rate
Overnight	$—	—%
Within 30 days	5,418,445	0.40
Over 30 days to 90 days	2,127,920	0.78
Over 90 days to 12 months	412,943	1.34
Over 12 months	58,355	2.44
Total	$8,017,663	0.56%

(1) At September 30, 2011, the Company had repurchase agreements of $193.0 million that were linked to Non-Agency MBS that were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

During the nine months ended September 30, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million.  These terminations, all of which occurred in the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS.  (See Note 3)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company had repurchase agreements with 25 counterparties at September 30, 2011 and 21 counterparties at December 31, 2010.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 10% of stockholders’ equity at risk in the aggregate at September 30, 2011.

	September 30, 2011
Counterparty (Dollars in Thousands)	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Credit Suisse	A/Aa2/AA-	$502,921	2	19.0%

(1) As rated at September 30, 2011 by S&P, Moody’s and Fitch, Inc., respectively.

(2)The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

8.                   Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements and its derivative contracts.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated repurchase agreement borrowings and derivative contracts, as applicable.  Through this margining process, either the Company or its counterparty may be required to pledge cash or securities as collateral.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high-quality securities.

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, and derivative hedging instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged		Collateral Held
Derivative hedging instruments:
Agency MBS	$146,380		$—	$153,534		$—
Cash (1)	22,498		—	35,083		—
	168,878		—	188,617		—
Repurchase Agreement Borrowings:
Agency MBS	$6,746,336		$—	$5,366,345		$—
Non-Agency MBS	2,502,540	(2)	—	1,329,625	(2)	—
Cash (1)	—		—	6,844		—
	9,248,876		—	6,702,814		—
Total	$9,417,754		$—	$6,891,431		$—

(1) Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2) Includes $2.458 billion and $462.0 million of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following table presents detailed information about the Company’s MBS pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at September 30, 2011:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Derivative Hedging Instruments
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
Fannie Mae	$5,936,075	$5,762,717	$19,184	$126,276	$122,193	$371	$6,081,906
Freddie Mac	803,589	780,949	3,220	10,083	9,811	43	816,935
Ginnie Mae	6,672	6,557	13	10,021	9,780	22	16,728
Agency MBS	$6,746,336	$6,550,223	$22,417	$146,380	$141,784	$436	$6,915,569
Rated AAA	$120,542	$114,951	$482	$—	$—	$—	$121,024
Rated AA	50,178	48,108	203	—	—	—	50,381
Rated A	75,710	77,091	283	—	—	—	75,993
Rated BBB	51,358	49,390	230	—	—	—	51,588
Rated BB	44,969	43,715	212	—	—	—	45,181
Rated B	101,339	103,073	396	—	—	—	101,735
Rated CCC	251,051	248,095	1,113	—	—	—	252,164
Rated CC	200,823	197,199	954	—	—	—	201,777
Rated C	287,959	298,606	1,688	—	—	—	289,647
Rated D	224,788	221,214	1,412	—	—	—	226,200
Not Rated	1,093,823	1,072,979	7,590	—	—	—	1,101,413
Non-Agency MBS (1)	$2,502,540	$2,474,421	$14,563	$—	$—	$—	$2,517,103
Total	$9,248,876	$9,024,644	$36,980	$146,380	$141,784	$436	$9,432,672

(1) Includes $2.458 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2011, which are eliminated from the Company’s consolidated balance sheet.

9.                   Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The Company’s lease for its corporate headquarters in New York, New York was amended in December 2010 such that the lease term extends through May 31, 2020.  The amended lease provides for aggregate annual cash payments ranging over time from approximately $1.8 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  As of September 30, 2011, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $26,000 to $30,000 per year, paid on a monthly basis.

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 14 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from the VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At September 30, 2011, the Company had commitments to purchase six Agency MBS at an estimated purchase price of $134.8 million.  These commitments are included in the Agency MBS balances presented at fair value on the Company’s consolidated balance sheet.

10.            Stockholders’ Equity

(a)  Dividends on Preferred Stock

At September 30, 2011, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through September 30, 2011, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2010 through September 30, 2011:

Declaration Date	Record Date	Payment Date
August 22, 2011	September 1, 2011	September 30, 2011
May 20, 2011	June 1, 2011	June 30, 2011
February 18, 2011	March 1, 2011	March 31, 2011
November 19, 2010	December 1, 2010	December 31, 2010
August 20, 2010	September 1, 2010	September 30, 2010
May 21, 2010	June 1, 2010	June 30, 2010
February 19, 2010	March 1, 2010	March 31, 2010

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2010 through September 30, 2011:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 26, 2011	October 11, 2011	October 31, 2011	$0.250
June 30, 2011	July 14, 2011	July 29, 2011	0.250
March 31, 2011	April 11, 2011	April 29, 2011	0.235
December 16, 2010	December 31, 2010	January 31, 2011	0.235
October 1, 2010	October 12, 2010	October 29, 2010	0.225
July 1, 2010	July 12, 2010	July 30, 2010	0.190
April 1, 2010	April 12, 2010	April 30, 2010	0.240

(c)  Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the nine months ended September 30, 2011:

Share Issue Date (In Thousands, Except Per Share Amounts)	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
March 11, 2011	74,750	$8.10	$605,475	(1)

(1) The Company incurred approximately $438,000 of expenses in connection with this equity offering.

(d)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the three and nine months ended September 30, 2011, the Company issued 49,893 shares and 99,848 shares of common stock through the DRSPP, raising net proceeds of $364,091 and $762,798, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2011, the Company issued 14,246,192 shares pursuant to the DRSPP, raising net proceeds of $126.3 million.

(e)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

& Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the nine months ended September 30, 2011, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through September 30, 2011, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended.  (See Note 10(c))

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (“1933 Act”).  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(f)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At September 30, 2011, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(g)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at September 30, 2011 and December 31, 2010 was as follows:

(In Thousands)	September 30, 2011	December 31, 2010
Available-for-sale MBS:
Unrealized gains	$378,320	$421,969
Unrealized losses	(183,737)	(28,147)
	194,583	393,822
Derivative hedging instruments:
Unrealized gains on Swaps	53	—
Unrealized losses on Swaps	(134,712)	(139,142)
	(134,659)	(139,142)
Accumulated other comprehensive income	$59,924	$254,680

At September 30, 2011 and December 31, 2010, the Company had OTTI recognized in accumulated other comprehensive income of $26.8 million and $12.0 million, respectively.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

11.            EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2011	2010 (1)	2011	2010 (1)
Numerator:
Net income	$83,699	$77,214	$245,850	$208,181
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Dividends, DERs and undistributed earnings allocated to participating securities (2)	(446)	(172)	(1,195)	(388)
Net income allocable to common stockholders - basic and diluted	$81,213	$75,002	$238,535	$201,673

Denominator:
Weighted average common shares for basic earnings per share	355,510	280,278	336,485	280,190
Add: Weighted average dilutive equity instruments (3)	454	302	271	286
Denominator for diluted earnings per share	355,964	280,580	336,756	280,476
Basic and diluted EPS	$0.23	$0.27	$0.71	$0.72

(1) Amounts have been corrected to conform to the current year’s presentation, which includes the impact of the two-class method to calculate basic and diluted earnings per share.  Application of such method is not material to basic and diluted EPS reported in prior periods.

(2) There were no undistributed earnings to allocate to participating securities for the three and nine months ended September 30, 2011, as the Company declared its common stock dividend for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 during such respective quarters.

(3) At September 30, 2011, the Company had an aggregate of 671,000 equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2011, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 477,000 stock options with a weighted average exercise price of $10.15 and a weighted average remaining contractual life of 2.0 years, approximately 179,000 shares of restricted common stock with a weighted average grant date fair value of $8.18, and 15,000 RSUs with a weighted average grant date fair value of $5.63.  These options may have a dilutive impact on future EPS.

12.            Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  2010 Equity Compensation Plan

In accordance with the terms of the Company’s Amended and Restated 2010 Equity Compensation Plan (the “2010 Plan”), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2010 Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2011, approximately 10.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $418,000 and $159,000 during the three months ended September 30, 2011 and 2010, respectively, and approximately $1.1 million and $585,000 during the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, the Company had 1,687,080 DERs outstanding, of which 459,500 were attached to common stock options and 1,227,580 were awarded in connection with, or attached to, RSUs.  At September 30, 2011, all outstanding DERs were entitled to

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

receive non-forfeitable distributions.

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

The Company did not grant any stock options during the nine months ended September 30, 2011 and granted 5,000 stock options with an exercise price of $6.99 per share, with 1,250 DERs attached during the nine months ended September 30, 2010.  There were 55,000 stock options cancelled during the nine months ended September 30, 2011, and no stock options cancelled during the nine months ended September 30, 2010.  At September 30, 2011, 482,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.12.  As of September 30, 2011, the aggregate intrinsic value of total Options outstanding was approximately $150.

Restricted Stock

The Company awarded zero and 37,255 shares of restricted common stock during the three and nine months ended September 30, 2011, respectively, and awarded zero and 124,440 shares of restricted common stock during the three and nine months ended September 30, 2010, respectively.  At September 30, 2011 and December 31, 2010, the Company had unrecognized compensation expense of $4.1 million and $5.9 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $857,000 and $746,000 on unvested shares of restricted stock at September 30, 2011 and December 31, 2010, respectively.  The unrecognized compensation expense at September 30, 2011 is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of September 30, 2011 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at September 30, 2011 had DERs attached or issued as separate associated instruments in connection with RSUs.  At September 30, 2011, the Company had unrecognized compensation expense of $4.1 million for RSUs and DERs, which is expected to be recognized over a weighted average period of 3.6 years.  As of September 30, 2011, the Company had an expected average forfeiture rate of 13.4% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Restricted shares of common stock	$560	$397	$1,944	$1,517
RSUs	407	224	976	671
DERs	60	—	60	—
Stock options	—	1	3	2
Total	$1,027	$622	$2,983	$2,190

(b)  Employment Agreements

At September 30, 2011, the Company had employment agreements with seven of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Non-employee directors	$(21)	$19	$(17)	$40
Officers	—	1	(1)	3
Total	$(21)	$20	$(18)	$43

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2011 and December 31, 2010 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$164	$197	$253	$405
Officers	—	—	13	28
Total	$164	$197	$266	$433

(1) Represents the cumulative amounts that were deferred by participants through September 30, 2011 and December 31, 2010, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2011 and 2010, the Company recognized expenses for matching contributions of $43,000 and $40,000, respectively, and $128,000 and $120,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2011, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at September 30, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,519,002	$—	$7,519,002
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	3,889,310	—	3,889,310
Linked Transactions	—	64,494	—	64,494
Derivative hedging instruments	—	81	—	81
Total assets carried at fair value	$—	$11,472,887	$—	$11,472,887
Liabilities:
Derivative hedging instruments	$—	$134,712	$—	$134,712
Total liabilities carried at fair value	$—	$134,712	$—	$134,712

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$7,519,002	$7,519,002	$5,980,623	$5,980,623
Non-Agency MBS, including MBS transferred to consolidated VIEs	3,889,310	3,889,310	2,078,087	2,078,087
Cash and cash equivalents	421,026	421,026	345,243	345,243
Restricted cash	22,498	22,498	41,927	41,927
Linked Transactions	64,494	64,494	179,915	179,915
Derivative hedging instruments (Swaps and Swaptions)	81	81	—	—
Financial Liabilities:
Repurchase agreements	8,017,663	8,018,144	5,992,269	5,993,769
Securitized debt	958,406	952,414	220,933	221,209
Derivative hedging instruments (Swaps)	134,712	134,712	139,142	139,142

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2011 and December 31, 2010, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

As of September 30, 2011, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.458 billion.  At December 31, 2010, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $705.7 million.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of September 30, 2011, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $958.4 million.  At December 31, 2010, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $220.9 million.  These Senior Bonds are included in the Company’s consolidated Balance Sheet and disclosed as “Securitized Debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (or the 1934 Act), and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the Concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking in to account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2011, we had total assets of approximately $11.995 billion, of which $11.408 billion, or 95.1%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.519 billion of Agency MBS and $3.889 billion of Non-Agency MBS, substantially all of which represented the senior-most tranches within the MBS structure.  Included in our total assets were Linked Transactions recorded at fair value of $64.5 million, which were comprised of $257.7 million of Non-Agency MBS and associated accrued interest receivable and $193.2 million of borrowings under linked repurchase agreements and associated accrued interest payable.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash and MBS-related receivables.

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

While we are exposed to credit risk in our Non-Agency MBS portfolio, the credit support built into Non-Agency MBS transaction structures is designed to mitigate the risk of credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS provide protection from potential credit losses in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

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

As of September 30, 2011, approximately $8.996 billion, or 78.9%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $2.408 billion, or 21.1%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at September 30, 2011, we had $234.8 million of MBS with interest rates that reset monthly.

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

CPR levels are impacted by conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended September 30, 2011, our Agency MBS portfolio experienced a weighted average CPR of 19.2%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.5%.  Over the last consecutive eight quarters, ending with September 30, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a low of 15.2% to a high of 37.9%, with an average quarterly CPR of 21.4%.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2011, we had net unrealized gains of $207.8 million on our Agency MBS, comprised of gross unrealized gains of $211.4 million and gross unrealized losses of $3.5 million, and had net unrealized losses on our Non-Agency MBS of $13.2 million, comprised of gross unrealized losses of $180.2 million and gross unrealized gains of $167.0 million.  At September 30, 2011, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

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

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the nine months ended September 30, 2011, we entered into Swaps with a notional amount of $1.215 billion and had Swaps with an aggregate notional amount of $516.5 million expire.  At September 30, 2011, we had Swaps with an aggregate notional amount of $3.504 billion.  In addition, during the second quarter of 2011, we entered into a Swaption to enter into a fixed-pay Swap with a notional of $100.0 million with a strike rate of 1.90%.

Recent Market Conditions and Our Strategy

During the third quarter of 2011, we continued to invest opportunistically in both Agency and Non-Agency MBS.  We continue to pursue diversified financing sources, including resecuritization and longer term forms of repurchase agreement financing.  During the third quarter of 2011, we entered into a three-year term repurchase financing for Non-Agency MBS with a new counterparty.  As of September 30, 2011, we are financing a single asset under this facility with a loan amount of $45.4 million

We acquired approximately $773.3 million of Agency MBS during the three months ended September 30, 2011.  We continue to selectively find relative value in the Agency MBS Hybrid market due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low funding costs.  We expect that the majority of our assets will remain in Agency MBS due to our belief in the attractiveness of the asset class.

During the three months ended September 30, 2011, we continued to grow our Non-Agency MBS portfolio, purchasing approximately $163.1 million of such securities (including $14.4 million of MBS, which are reported as a component of Linked Transactions) at a weighted average purchase price of 76.3% of par value.  Rather than rely solely on repurchase agreements, resecuritization transactions have allowed us to increase our access to borrowings, in the form of securitized debt associated with our Non-Agency MBS.

Non-Agency MBS remain available in the marketplace at discounts to par value.  We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities.  The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.

During the three months ended September 30, 2011, the value of Non-Agency MBS generally declined in the marketplace and, as a result, we experienced a decrease of $105.3 million in the market value of such MBS.  In addition, we recognized an unrealized loss of $3.0 million as a component of our Linked Transactions.  During the quarter, Non-Agency MBS generally experienced widespread price weakness, due to negative housing market news, concerns about the sovereign debt exposure of the European banking system and overall weak economic data.  At September 30, 2011, $3.889 billion, or 34.1% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $256.4 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  With $421.0 million of cash and cash equivalents and $621.8 million of unpledged Agency MBS at September 30, 2011, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.

The financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At September 30, 2011, we had borrowings under repurchase agreements with 25 counterparties and securitized debt resulting in a debt-to-equity multiple of 3.4 times.  (See table on page 48 that presents our quarterly leverage multiples since September 30, 2010.)

The table below presents certain information about our asset allocation at September 30, 2011:

ASSET ALLOCATION (1)

At September 30, 2011 (Dollars in Thousands)	Agency MBS		Non-Agency MBS		Cash (2)	Other, net (3)	Total (1)
Amortized Cost	$7,311,172		$4,163,484		$443,524	$(28,800)	$11,889,380
Market Value	$7,519,002		$4,145,679		$443,524	$(28,800)	$12,079,405
Less Payable for Unsettled MBS Purchases	(134,493)		—		—	—	(134,493)
Less Repurchase Agreement Borrowings	(6,415,512)		(1,795,111)		—	—	(8,210,623)
Less Securitized Debt	—		(958,406)		—	—	(958,406)
Equity Allocated	$968,997		$1,392,162		$443,524	$(28,800)	$2,775,883
Less Swaps at Market Value	—		—		—	(134,659)	(134,659)
Net Equity Allocated	$968,997		$1,392,162		$443,524	$(163,459)	$2,641,224
Debt/Net Equity Ratio (4)	6.76	x	1.98	x	—	—	3.52	x

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

(4) Represents borrowings under repurchase agreements, securitized debt, and payable for unsettled MBS purchases as a multiple of net equity allocated.

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of September 30, 2011 and December 31, 2010:

	September 30,		December 31,
(In Thousands)	2011		2010
(i) Non-Agency MBS (excluding Linked Transactions)
Face/Par	$5,337,509		$2,821,489
Fair Value	3,889,310		2,078,087
Amortized Cost	3,902,557		1,846,872
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,196,401	) (1)	(746,678	) (2)
Purchase (Discount) Designated as Accretable	(239,709)		(228,966)
Purchase Premiums	1,158		1,027
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$321,779		$863,280
Fair Value	256,369		744,369
Amortized Cost	260,927		718,734
Purchase (Discount) Designated as Credit Reserve	(57,224)		(99,094)
Purchase (Discount) Designated as Accretable	(3,628)		(45,756)
Purchase Premiums	—		304
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions
Face/Par	$5,659,288		$3,684,769
Fair Value	4,145,679		2,822,456
Amortized Cost	4,163,484		2,565,606
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,253,625	) (3)	(845,772	) (4)
Purchase (Discount) Designated as Accretable	(243,337)		(274,722)
Purchase Premiums	1,158		1,331

(1) Includes discount designated as Credit Reserve of $1.146 billion and OTTI of $50.7 million at September 30, 2011.

(2) Includes discount designated as Credit Reserve of $700.3 million and OTTI of $46.4 million at December 31, 2010.

(3) Includes discount designated as Credit Reserve of $1.203 billion and OTTI of $50.7 million at September 30, 2011.

(4) Includes discount designated as Credit Reserve of $799.4 million and OTTI of $46.4 million at December 31, 2010.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three and nine months ended September 30, 2011 and September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(1,235,694)	$(226,641)	$(845,772)	$(274,722)
Accretion of discount	—	10,827	—	35,844
Realized credit losses	11,109	—	21,111	—
Purchases	(35,246)	(15,337)	(435,464)	(14,143)
Reclass discount for OTTI	—	—	101	(101)
Net impairment losses recognized in earnings	(3,991)	—	(6,383)	—
Unlinking of Linked Transactions	—	(1,989)	—	22,567
Transfers/release of credit reserve	10,197	(10,197)	12,782	(12,782)
Balance at September 30, 2011	$(1,253,625)	$(243,337)	$(1,253,625)	$(243,337)

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(651,564)	$(249,025)	$(505,965)	$(171,932)
Accretion of discount	—	11,872	—	34,244
Realized credit losses	2,019	—	3,153	—
Purchases	(101,332)	(18,353)	(333,947)	(35,900)
Sales	—	—	7,856	683
Reclass discount for OTTI	—	—	520	(520)
Net impairment losses recognized in earnings	—	—	(5,412)	—
Unlinking of Linked Transactions	—	1,309	—	2,146
Transfers/release of credit reserve	6,177	(6,177)	89,095	(89,095)
Balance at September 30, 2010	$(744,700)	$(260,374)	$(744,700)	$(260,374)

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions for the quarters ended September 30, 2011 and September 30, 2010:

	For the Three Months Ended
	September 30,	September 30,
	2011	2010
Non-Agency MBS (excluding Linked Transactions)
Coupon Yield (1)	6.15%	7.42%
Effective Yield Adjustment (2)	1.10	2.50
Net Yield	7.25%	9.92%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	6.37%	5.45%
Effective Yield Adjustment (2)	0.05	1.96
Net Yield	6.42%	7.41%

Combined Non-Agency MBS and MBS Underlying Linked Transactions
Coupon Yield (1)	6.17%	6.91%
Effective Yield Adjustment (2)	1.03	2.36
Net Yield	7.20%	9.27%

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

The information in the above tables, on pages 40-43, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At September 30, 2011, net premiums on our Agency MBS portfolio under GAAP were $183.6 million compared to $181.5 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.435 billion, which when combined with purchase discounts of $60.9 million related to securities underlying our Linked Transactions, resulted in total purchase discounts on Non-Agency MBS of $1.496 billion at September 30, 2011.  Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP.  These differences are primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold;

(ii) the tax portfolio includes certain securities issued by these VIEs; and (iii)  Non-Agency  MBS underlying linked transactions are included in our tax portfolio. In addition, for bonds common to both tax and GAAP reported portfolios potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.  These differences result in net purchase discounts for tax on our Non-Agency MBS at September 30, 2011 of $1.307 billion.

Resecuritizations

For tax purposes, depending on the transaction structure, a resecuritization transaction may be treated either as a sale or a financing of the underlying MBS.  Income recognized from resecuritization transactions will differ for tax and GAAP.  For tax purposes, we own and may in the future acquire interests in resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision.  For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and are further considering taking actions in response to the recent financial crisis.  In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) was passed by the U.S. Congress and signed into law.  The Dodd-Frank Act created a new regulator housed within the Federal Reserve System, an independent bureau known as the Consumer Financial Protection Bureau (or the CFPB), which has broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also contains laws affecting the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

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

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act of 1940.  Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.”  Many companies that engage in the business of acquiring mortgages and mortgage-related instruments, including us, seek to rely on an existing interpretation of the SEC Staff with respect to Section 3(c)(5)(C) so as not to become an investment company for the purpose of regulation under the Investment Company Act.  The SEC has requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C) on which we rely.

The potential timetable and outcome of the SEC’s review are unclear.  However, if the SEC determines to narrow or eliminate the interpretive exemption under Section 3(c)(5)(C) upon which we rely, we could be required to significantly restructure our operations in order to maintain our investment company exemption.  Under these circumstances, our ability to use leverage could be substantially reduced, which would require us to change the way we conduct our business.  For additional discussion of the SEC’s concept release and its potential impact on us, please see Part II, Item 1A. “Risk Factors” in this Form 10-Q.

Results of Operations

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

For the third quarter of 2011, we had net income available to common stock and participating securities of $81.7 million, or $0.23 per basic and diluted common share, compared to net income available to common stock and participating securities of $75.2 million, or $0.27 per basic and diluted common share, for the third quarter of 2010.

Interest income on our Agency MBS for the third quarter of 2011 decreased to $60.0 million from $60.4 million, or 0.7%, for the third quarter of 2010.  This change primarily reflects a decrease in the net yield on our Agency MBS to 3.37% for the third quarter of 2011 from 3.93% for the third quarter of 2010, which was partially offset by an increase in our average Agency MBS portfolio (excluding changes in market values) to $7.106 billion for the third quarter of 2011 from $6.149 billion for the third quarter of 2010.  During the third quarter of 2011, our Agency MBS portfolio experienced a 19.2% CPR and we recognized $10.7 million of premium amortization compared to a CPR of 23.8% and $8.5 million of premium amortization for the third quarter of 2010.  The impact on interest income of higher premium amortization was largely offset by higher coupon income due to the increased balance of our Agency MBS portfolio during the third quarter of 2011.  At the end of the third quarter of 2011, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2010, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 50 basis points to 3.98% for the third quarter of 2011 from 4.48% for the third quarter of 2010.  At September 30, 2011, we had net purchase premiums on our Agency MBS of $183.6 million, or 2.6% of current par value, compared to net purchase premiums of $104.9 million and 1.8% of par value at December 31, 2010.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the third quarter of 2011 was $70.8 million compared to $36.9 million for the third quarter of 2010.  (Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  Excluding changes in market values, our average investment in our Non-Agency MBS increased by $2.416 billion, or 162.3%, to $3.904 billion for the third quarter of 2011 from $1.489 billion for the third quarter of 2010.  The growth in our Non-Agency MBS since the third quarter of 2010 has primarily been funded with securitized debt in connection with our resecuritization transactions and capital raised in a public offering of our common stock in March 2011.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the first nine months of 2011, primarily in connection with our resecuritization transactions in February and June 2011.  These delinkings resulted in Non-Agency MBS of $744.2 million, previously included as a component of Linked Transactions, being recognized as MBS on our consolidated balance sheet as of September 30, 2011.  Our Non-Agency MBS portfolio yielded 7.25% for the third quarter of 2011 compared to 9.92% for the third quarter of 2010.  The decrease in the yield on our Non-Agency MBS reflects the impact of rising prices for Non-Agency MBS and resulting lower yields on newly acquired assets, prepayment of higher yielding assets, coupons resetting downward and changes in estimated cash flows due to fluctuations in expected interest rates.  During the third quarter of 2011, we recognized net purchase discount accretion of $10.7 million on our Non-Agency MBS, compared to $9.3 million for the third quarter of 2010.  At September 30, 2011, we had net purchase discounts of $1.435 billion, including Credit Reserve and previously recognized OTTI of $1.196 billion, on our Non-Agency MBS, or 26.9% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon		Average	Coupon		Average	Coupon		Average
Quarter Ended	Yield	Net Yield	CPR	Yield	Net Yield	CPR	Yield	Net Yield	CPR
September 30, 2011	3.98%	3.37%	19.24%	6.15%	7.25%	14.66%	4.75%	4.75%	17.93%
June 30, 2011	4.14	3.68	16.57	6.41	7.84	14.63	4.87	5.01	16.03
March 31, 2011	4.32	3.84	20.95	6.83	8.58	15.35	5.00	5.12	19.53
December 31, 2010	4.42	3.87	24.88	7.28	9.00	14.43	5.09	5.07	22.46
September 30, 2010	4.48	3.93	23.81	7.42	9.92	15.49	5.05	5.10	22.08

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended September 30, 2011 and September 30, 2010:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield (2)	Yield
Quarter Ended September 30, 2011
Agency MBS	$7,106,377	$59,957	4.15%	3.98%	3.37%
Non-Agency MBS, including transfers to consolidated VIEs (2)	3,904,309	70,784	4.60	6.15	7.25
Total	$11,010,686	$130,741	4.34%	4.75%	4.75%
Quarter Ended September 30, 2010
Agency MBS	$6,148,905	$60,390	4.68%	4.48%	3.93%
Non-Agency MBS (2)	1,488,578	36,906	4.83	7.42	9.92
Total	$7,637,483	$97,296	4.72%	5.05%	5.10%

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

Interest income from our cash investments, which are comprised of money market investments, is not a material source of income, as the yields on such funds remain at historically low levels.  Our average cash investments were $548.3 million and yielded 0.02% for the third quarter of 2011 compared to average cash investments of $440.1 million that yielded 0.11% for the third quarter of 2010.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At September 30, 2011, we had repurchase agreement borrowings of $8.018 billion and securitized debt of $958.4 million, of which $3.504 billion was hedged with Swaps.  At September 30, 2011, our Swaps had a weighted average fixed-pay rate of 2.85% and extended 24 months on average with a maximum remaining term of approximately 53 months.  Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreement borrowings has not declined to the same extent that market interest rates have declined over time.

Our interest expense for the third quarter of 2011 increased by 9.3% to $38.8 million from $35.5 million for the third quarter of 2010.  This increase reflects the combined impact of an increase in our average borrowings partially off-set by lower interest rates on such borrowings.  Our interest expense for the third quarter of 2011 was comprised of interest expense of $34.9 million on our borrowings under repurchase agreements, which includes the cost of our Swaps, and $3.9 million on our securitized debt.  Our average repurchase agreement borrowings for the three months ended September 30, 2011 were $8.007 billion compared to $6.206 billion for the third quarter of 2010.  As a result of the three resecuritization transactions, we had securitized debt of $958.4 million at September 30, 2011.  Our securitized debt, which bears interest at variable rates, had an aggregate weighted average balance of $1.027 billion for the three months ended September 30, 2011; we had no securitized debt during the third quarter of 2010.

The following table presents information about our securitized debt at September 30, 2011:

Benchmark Interest Rate	At September 30, 2011
(Dollars in Thousands)	Securitized Debt	Interest Rate
30 Day LIBOR + 100 basis points	$386,102	1.24%
30 Day LIBOR + 125 basis points	572,304	1.49
Total	$958,406	1.39%

The effective interest rate paid on our borrowings decreased to 1.70% for the quarter ended September 30, 2011 from 2.26% for the quarter ended September 30, 2010, reflecting a decline in market interest rates and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $24.3 million, or 107 basis points, for the quarter ended September 30, 2011, compared to interest expense of $27.8 million, or 177 basis points, for the third quarter of 2010.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates, and as such Swaps continue to amortize and/or expire, the Swap component of our borrowing costs has and is expected to continue to decrease.  During the quarter ended September 30, 2011, we entered into one Swap with an aggregate notional amount of $20.0 million, a fixed-pay rate of 0.75% and an initial maturity of four years that hedge against increases in the LIBOR rate associated with our anticipated repurchase financings and our securitized debt.  During the quarter ended September 30, 2011, we had Swaps with an aggregate notional amount of $131.4 million and a weighted average fixed-pay rate of 4.05% expire.

In June 2011, we purchased a Swaption, which at expiration of the option period in January 2012 gives us the right, but not the obligation, to enter into a Swap for a four-year term under which we would pay a fixed rate of 1.90% and receive a variable rate equal to one-month LIBOR on a $100.0 million notional.  At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us.  As a result, we believe this Swaption provides us with the ability to protect against rates rising above the fixed rate specified in the Swaption agreement.

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

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple (1)		Multiple (2)
September 30, 2011	3.4	(3)	3.5
June 30, 2011	3.2	(4)	3.3
March 31, 2011	2.9		3.0
December 31, 2010	2.8		3.0
September 30, 2010	2.6		2.8

(1) Represents borrowings under repurchase agreements, securitized debt and payable for unsettled MBS purchases divided by stockholders’ equity.

(2) The Non-GAAP Leverage Multiple reflects our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and borrowings that are reported on our balance sheet as a component of Linked Transactions of $193.0 million, $225.4 million, $304.1 million, $567.3 million and $422.3 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively.  We present a non-GAAP leverage multiple as a useful measure since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(3) The increase in our leverage multiple from 3.2x at June 30, 2011 to 3.4x at September 30, 2011 primarily reflects a decline in the market value of our Non-Agency MBS.

(4) The increase in our leverage multiple from 2.9x at March 31, 2011 to 3.2x at June 30, 2011 reflects the use of resecuritization to finance a portion of our Non-Agency MBS portfolio.

For the third quarter of 2011, our net interest income increased to $92.0 million from $62.0 million for the third quarter of 2010.  This increase primarily reflects the significant increase in our investments in Agency and Non-Agency MBS.  As a result of our increase in Non-Agency MBS, which typically have higher yields relative to Agency MBS, our net interest spread and margin increased in the third quarter of 2011 to 2.83% and 3.20%, respectively, compared to a net interest spread and margin of 2.56% and 3.08%, respectively, for the third quarter of 2010.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

						Average
					Yield on	Balance of
			Average		Average	Repurchase
	Average	Interest	Interest	Total	Interest-	Agreements		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	and Securitized	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets	Debt	Expense	Funds	Income
September 30, 2011	$11,010,686	$130,741	$548,339	$130,766	4.53%	$9,034,044	$38,752	1.70%	$92,014
June 30, 2011	10,545,419	132,082	432,005	132,109	4.81	8,473,314	37,195	1.76	94,914
March 31, 2011	8,587,526	109,824	453,730	109,878	4.86	7,041,406	34,653	1.99	75,225
December 31, 2010	7,689,167	97,498	482,683	97,597	4.78	6,324,079	35,469	2.23	62,128
September 30, 2010	7,637,483	97,296	440,146	97,417	4.82	6,205,856	35,464	2.26	61,953

(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2) Includes average interest-earning cash, cash equivalents and restricted cash.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread	Margin (1)	MBS	MBS	Spread
September 30, 2011	2.83%	3.20%	4.75%	1.70%	3.05%
June 30, 2011	3.05	3.46	5.01	1.76	3.25
March 31, 2011	2.87	3.31	5.12	1.99	3.13
December 31, 2010	2.55	3.06	5.07	2.23	2.84
September 30, 2010	2.56	3.08	5.10	2.26	2.84

(1) Annualized net interest income divided by average interest-earning assets.

During the third quarter of 2011, we recognized OTTI charges through earnings of $4.0 million.  These impairment charges, which were recognized on Non-Agency MBS for the third quarter of 2011, reflected changes in our estimated cash flows for such securities based on their performance over time.  At September 30, 2011, we had 60 Agency MBS with a gross unrealized loss of $3.5 million and 220 Non-Agency MBS with a gross unrealized loss of $180.2 million.  Impairments on Agency MBS in an unrealized loss position at September 30, 2011 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

For the third quarter of 2011, we had other income, net of $4.4 million.  This income primarily reflects gains of $4.2 million realized on the sale of seven Agency MBS for $76.5 million.  The gain from Linked Transactions of $733,000 for the three months ended September 30, 2011 was comprised of interest income of $4.6 million on the underlying Non-Agency MBS, interest expense of $864,000 on the borrowings under repurchase agreements and a decline of $3.0 million in the fair value of the underlying securities, which losses are unrealized losses.  The gain on our Linked Transactions of $21.3 million for the three months ended September 30, 2010 was comprised of interest income of $9.5 million on the underlying Non-Agency MBS, interest expense of $1.7 million on the borrowings under repurchase agreements and appreciation of $13.5 million in the fair value of the underlying securities.  Future changes in the market value of the securities underlying our Linked Transactions, the amount of Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future income/(loss) from Linked Transactions.  If Linked Transactions become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying Non-Agency MBS will be recorded with an amortized cost equal to their fair value at the time such transactions become unlinked, which generally impact the prospective yield on such securities.  During the three months ended September 30, 2011, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $28.2 million.

For the third quarter of 2011, we had compensation and benefits and other general and administrative expense of $8.5 million, or 1.23% of average equity, compared to $6.1 million, or 1.09% of average equity, for the third quarter of 2010.  The increase in our employee compensation and benefits expense for the third quarter of 2011 compared to the third quarter of 2010 primarily reflects compensation associated with our additional hires and increases in compensation to remain competitive in the market place.  Our other general and administrative expenses, which were $3.0 million for the quarter ended September 30, 2011, compared to $2.0 million for the quarter ended September 30, 2010, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, Board fees and Board expenses, professional services, including auditing and legal fees, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  These increases primarily reflect costs incurred to expand our investment analytic capability, associated primarily with our investment in Non-Agency MBS, and data system upgrades.

Nine-Month Period Ended September 30, 2011 Compared to the Nine-Month Period Ended September 30, 2010

For the nine months ended September 30, 2011, we had net income available to common stock and participating securities of $239.7 million, or $0.71 per basic and diluted common share, compared to net income available to common stock and participating securities of $202.1 million, or $0.72 per basic and diluted common share, for the nine months ended September 30, 2010.

Interest income on our Agency MBS for the first nine months of 2011 decreased to $186.1 million from $193.6 million, or 3.9%, for the first nine months of 2010.  This change reflects a decrease in the net yield on our Agency MBS to 3.62% for the first nine months of 2011 from 4.08% for the first nine months of 2010, which was partially offset by an increase in our average Agency MBS portfolio (excluding changes in market values) to $6.855 billion for the first nine months of 2011 from $6.323 billion for the first nine months of 2010.  Interest rates on the mortgages underlying our Agency MBS have continued to reset to lower market rates.  At the end of the third quarter of 2011, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2010, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 63 basis points to 4.14% for the first nine months of 2011 from 4.77% for the first nine months of 2010.  During the first nine months of 2011, our Agency MBS portfolio experienced an 18.8% CPR and we recognized $26.6 million of premium amortization compared to a CPR of 30.2% and $32.4 million of premium amortization for the first nine months of 2010.  The 2010 period CPRs were significantly elevated due to buyouts of delinquent mortgage loans from the Agency MBS pools.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the first nine months of 2011 was $186.5 million compared to $99.9 million for the first nine months of 2010.  (Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  Excluding changes in market values, the average investment in our Non-Agency MBS increased by $1.890 billion, or 144.1%, to $3.202 billion for the first nine months of 2011 from $1.312 billion for the first nine months of 2010.  The continued growth in our Non-Agency MBS has primarily been funded with securitized debt in connection with our resecuritization transactions in June and February 2011 and October 2010 and capital raised in a public offering of our common stock in March 2011.  In addition, during the first nine months of 2011, primarily in connection with our resecuritization transactions, certain of our Non-Agency MBS underlying Linked Transactions became delinked.   As a result of delinking, Non-Agency MBS of $744.2 million that were previously included as a component of Linked Transactions were recognized as Non-Agency MBS on our consolidated balance sheet as of September 30, 2011.  Our Non-Agency MBS portfolio yielded 7.77% for the first nine months of 2011 compared to 10.15% for the first nine months of 2010.  The decrease in the yield on our Non-Agency MBS reflects the impact of rising prices for Non-Agency MBS and resulting lower yields on many newly acquired assets, prepayment of higher yielding assets, coupons resetting downward and changes in estimated cash flows due to fluctuations in expected interest rates.  During the first nine months of 2011, we recognized net purchase discount accretion of $33.0 million on our Non-Agency MBS, compared to $27.0 million for the first nine months of 2010.  At September 30, 2011, we had net purchase discounts of $1.435 billion, including discount designated as Credit Reserve and previously recognized OTTI of $1.196 billion, on our Non-Agency MBS, or 26.9% of par value.

The following table presents information about average balances of our MBS portfolio by category and associated income for the nine months ended September 30, 2011 and September 30, 2010:

	Average		(Net Premium Amortization)/		Weighted Average
MBS Category	Amortized	Coupon	Discount	Interest	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Interest	Accretion	Income	Rate	Yield
Nine Months Ended September 30, 2011
Agency MBS	$6,854,773	$212,703	$(26,589)	$186,114	4.31%	3.62%
Non-Agency MBS (2)	3,202,455	153,563	32,970	186,533	4.70	7.77
Total	$10,057,228	$366,266	$6,381	$372,647	4.34%	4.94%
Nine Months Ended September 30, 2010
Agency MBS	$6,322,591	$226,010	$(32,412)	$193,598	5.01%	4.08%
Non-Agency MBS (3)	1,312,028	72,849	27,008	99,857	4.78	10.15
Total	$7,634,619	$298,859	$(5,404)	$293,455	4.95%	5.12%

(1)  Includes principal payments receivable.

(2)  Does not include linked MBS with a fair value of $256.4 million at September 30, 2011.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $3.636 billion, coupon interest of $172.3 million, discount accretion of $35.7 million, interest income of $208.0 million and a net asset yield of 7.63%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

(3)  Does not include linked MBS with a fair value of $545.9 million at September 30, 2010.  Had the MBS and associated borrowings under repurchase agreements not been linked, our Non-Agency MBS would have had an average amortized cost of $1.750 billion, coupon interest of $90.5 million, discount accretion of $34.1 million, interest income of $124.6 million and a net asset yield of 9.49%.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

Interest income from our cash investments, which are comprised of money market investments, is not a material source of income, as the yields on such funds are at historically low levels.  Our average cash investments were $478.4 million and yielded 0.09% for the first nine months of 2011, compared to average cash investments of $533.3 million for the first nine months of 2010 that yielded 0.07%.  In general, we seek to manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Our interest expense for the first nine months of 2011 increased by 0.9% to $110.6 million from $109.7 million for the first nine months of 2010.  For the first nine months of 2011, our borrowing costs included repurchase agreement borrowing costs of $102.5 million, which includes the cost of our Swaps, and $8.1 million of interest on our securitized debt.  Our average repurchase agreements for the first nine months of 2011 were $7.455 billion, compared to $6.280 billion for the first nine months of 2010.  At September 30, 2011, included as a component of our Linked Transactions were underlying repurchase agreement borrowings of $193.0 million.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)  During the first quarter of 2010, we terminated $657.3 million of repurchase agreement borrowings in connection with sales of Agency MBS.  In addition, for the first nine months of 2011 we had average securitized debt of $735.0 million as a result of three resecuritization transactions in June and February 2011 and October 2010.  The cost of our securitized debt, none of which was outstanding during the first nine months of 2010, is variable, based on one-month LIBOR plus a spread of 100 to 125 basis points.  Our weighted average cost of securitized debt for the nine months ended September 30, 2011 was 1.47%.  The decrease in market interest rates, the impact of terminating our longer-term, higher interest rate repurchase agreement borrowings during the first quarter of 2010, and the cost of our securitized debt are reflected in the 52 basis point reduction in our cost of borrowing to 1.81% for the nine months ended September 30, 2011 from 2.33% for the first nine months of 2010.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $73.1 million, or 119 basis points, for the nine months ended September 30, 2011, compared to $85.5 million, or 182 basis points, for the first nine months of 2010.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As our Swaps with higher interest rates continue to amortize and/or expire, the Swap component of our borrowing costs has and is expected to continue to decrease.  For the first nine months of 2011, we paid a weighted average Swap rate of 3.24% and received 0.24%; for the first nine months of 2010, we paid a weighted average Swap rate of 4.02% and received 0.30%.  During the nine months ended September 30, 2011, we entered into 15 Swaps with an aggregate notional amount of $1.215 billion and a weighted average fixed-pay rate of 1.34% with maturities ranging from one to five years and had Swaps with a notional amount of $516.5 million and a weighted average fixed-pay rate of 4.12% expire.

Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our repurchase agreements hedged with Swaps has not declined as rapidly as have market interest rates, reflecting the fixed-pay rates stated in our Swap agreements.  At September 30, 2011, we had repurchase agreements of $8.018 billion, of which $3.129 billion was hedged with Swaps, all of which were active.  At September 30, 2011, our Swaps had a weighted average fixed-pay rate of 2.85% and extended 24 months on average with a maximum term of approximately 53 months.  Our future interest expense and funding costs will be impacted by market interest rates, the amount of our borrowings and the impact of our derivative hedging instruments.  (See Notes 4 and 7 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

For the first nine months of 2011, our net interest income increased by $78.1 million, or 42.4%, to $262.2 million from $184.1 million for the first nine months of 2010.  This increase primarily reflects the impact of the accretive yield impact of our Non-Agency MBS and our declining borrowing costs.  Our net interest spread and margin for the first nine months of 2011 were 2.91% and 3.31%, respectively, compared to a net interest spread and margin of 2.46% and 3.01%, respectively, for the first nine months of 2010.

During the first nine months of 2011, we recognized OTTI charges through earnings of $6.4 million compared to $5.4 million during the first nine months of 2010.  These impairments reflected changes in our estimated cash flows for such securities based on their performance over time.

For the nine months ended September 30, 2011, we had other income, net of $14.4 million.  This income primarily reflects net gains of $10.0 million on our Linked Transactions and $4.2 million of gains on the sale of seven Agency MBS.  The gains on our Linked Transactions were comprised of interest income of $21.5 million on the underlying Non-Agency MBS, interest expense of $3.9 million on the underlying repurchase agreement borrowings and a decline of $7.6 million in the fair value of the underlying securities.  For the nine months ended September 30, 2010, we had net gains of $41.3 million on our Linked Transactions, which was comprised of interest income of $24.7 million on the underlying Non-Agency MBS, interest expense of $4.4 million on the underlying repurchase financings and appreciation of $21.0 million in the fair value of the underlying MBS.  Changes in the market value of the securities underlying our Linked Transactions, the amount of future linked transactions and the amount of linked transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/losses on our Linked Transactions.  If Linked Transactions become unlinked in the future, the underlying MBS and borrowings under repurchase agreements and associated interest income and expense will be presented gross on our consolidated balance sheets and statements of operations, prospectively.  Furthermore, the underlying MBS will be recorded with an amortized cost equal to their fair value when such transactions become unlinked, which will impact the prospective yield on such securities.  During the nine months ended September 30, 2011, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $744.2 million, repurchase agreement borrowings of $46.7 million and associated accrued interest accounts on a gross basis on our consolidated balance sheet.

During the nine months ended September 30, 2011, we realized $4.2 million of gains on the sale of seven Agency MBS for $76.5 million.  During the nine months ended September 30, 2010, we realized $33.7 million of gains on the sale of MBS during the first quarter of 2010, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS.  In connection with this sale, we realized losses of $26.8 million on the termination of associated repurchase financings.

During the first nine months of 2011, we had compensation and benefits and other general and administrative expense of $23.6 million, or 1.15% of average equity compared to $18.5 million, or 1.11% of average equity, for the first nine months of 2010.  The $3.1 million increase in our compensation expense to $15.6 million for the first nine months of 2011, compared to $12.5 million for the first nine months of 2010, primarily reflects an increase to our bonus pool accrual and additional salary expense for new hires, salary increases, and vesting of equity-based compensation awards.  Our other general and administrative expenses, which were $8.0 million for the first nine months of 2011, compared to $6.0 million for the first nine months of 2010, were comprised primarily of the cost of data and analytical systems, office rent and related occupancy costs, professional services, including auditing and legal fees, Board fees and Board expenses, costs of complying with the provisions of the Sarbanes-Oxley Act of 2002, corporate insurance, and miscellaneous other operating costs.  The increase in these costs primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock.  In March 2011, we issued 74.8 million shares of our common stock in a public offering, generating net cash proceeds of $605.0 million, after expenses.  In addition, during the nine months ended September 30, 2011, we issued 99,848 shares of common stock through our DRSPP, raising net proceeds of $762,798.   We primarily used the proceeds from issuances of our common stock to invest in Agency MBS and Non-Agency MBS in accordance with our investment policy.  To the extent we raise additional equity through capital market transactions, we currently anticipate using the proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreement and other borrowings, for working capital and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  At September 30, 2011, we had available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement and 9.1 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.

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

During the first nine months of 2011, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS remained available to us at attractive market terms from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS.

We maintain cash and cash equivalents, unpledged MBS and collateral in excess of margin requirements held by our counterparties (or collectively, our Cushion) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.  (See our consolidated statements of cash flows, included under Item 1 of this quarterly report on Form 10-Q and “Interest Rate Risk” included under Item 3 of this quarterly report on Form 10-Q.)

At September 30, 2011, we had a total of $9.395 billion of MBS and $22.5 million of restricted cash pledged against our repurchase agreements and Swaps.  At September 30, 2011, we had a Cushion of $1.109 billion available to meet potential margin calls, comprised of cash and cash equivalents of $421.0 million, unpledged Agency MBS of $621.8 million and excess collateral of $66.1 million.  In addition, at September 30, 2011, we had unpledged Non-Agency MBS with a fair value of $361.2 million.  To date, we have satisfied all of our margin calls and have never sold assets in response to any margin call.

During the nine months ended September 30, 2011, we entered into two resecuritization transactions that resulted in the Company consolidating as VIEs, both SPEs that were created to facilitate each of these transactions, and to which the underlying assets in connection with the resecuritizations were transferred.  As part of these two resecuritization transactions, we sold Non-Agency MBS to CSMC, who subsequently transferred the underlying certificates to two separate Delaware Statutory trusts, which we consolidate as VIEs.  (See Note 14 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

The following table presents certain information about our resecuritization transactions for the nine months ended September 30, 2011:

(Dollars in Thousands)	February 2011	June 2011
Name of Delaware Statutory Trust (Consolidated as a VIE)	CSMC Series 2011-1R	CSMC Series 2011-7R
Principal value of Non-Agency MBS sold	$1,319,969	$1,283,422
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$488,389	$474,866
Pass-through rate for Senior Bonds issued	One-month Libor plus	One-month LIBOR
	100 basis points	plus 125 basis points
Face amount of Senior Support Certificates received (1) by the Company	$831,580	$808,556
Cash received	$488,389	$474,866
Notional amount acquired of non-rated, variable-rate interest only senior certificates	$488,389	$474,866
Expenses incurred (2)	$3,732	$3,291

(1) Provides credit support for the Senior Bonds.

(2) Amortized to interest expense over the life of the resecuritized debt.

For financial statement reporting purposes, we consolidate the underlying trusts in the resecuritizations and, as such, no gain or loss was recorded.  Since the underlying trusts are consolidated, we take the view that the resecuritizations are effectively financings of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements				Securitized Debt
Quarter Ended (In Thousands)	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End
September 30, 2011	$8,007,343	$8,017,663		$8,084,098	$1,026,701	$958,406		$1,027,701
June 30, 2011	7,742,223	7,870,251		7,870,251	731,091	1,062,040	(1)	1,062,040	(1)
March 31, 2011	6,600,592	7,652,713	(2)	7,652,713	440,814	663,367	(3)	680,794	(3)
December 31, 2010	6,105,940	5,992,269	(4)	6,116,460	218,139	220,933	(5)	237,612	(5)
September 30, 2010	6,205,856	5,995,447	(4)	6,268,142	—	—		—

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

Cash Flows and Liquidity For the Nine Months Ended September 30, 2011

Our cash and cash equivalents increased by $75.8 million during the nine months ended September 30, 2011, reflecting:  $2.499 billion provided by our financing activities; $245.1 million provided by our operating activities; and $2.668 billion used through our investing activities, primarily to purchase MBS.

At September 30, 2011, our debt-to-equity multiple was 3.4x compared to 2.8x at December 31, 2010.  At September 30, 2011, we had borrowings under repurchase agreements of $8.018 billion with 25 counterparties, of which $6.416 billion was secured by Agency MBS and $1.602 billion was secured by Non-Agency MBS.  In addition, at such date, we had $193.0 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2010, we had borrowings under repurchase agreements of $5.992 billion with 21 counterparties and had borrowings under repurchase agreements of $567.3 million that were a component of our Linked Transactions.

At September 30, 2011, we had aggregate securitized debt of $958.4 million, resulting from our resecuritization transactions.  During the nine months ended September 30, 2011, we used cash of $225.8 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.58 years at September 30, 2011.

Our investing activities used cash of $2.668 billion during the nine months ended September 30, 2011.  During this period, we received cash of $1.689 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.313 billion was attributable to Agency MBS and $375.3 million was from Non-Agency MBS.  Our principal payments during the nine months ended September 30, 2010 were significantly increased by the Agency buyouts of delinquent mortgages.  During the 2010 period, we purchased $1.842 billion of Agency MBS and $650.8 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

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

The table below summarizes our margin activity with respect to our MBS, Linked Transactions and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls
For the Quarter Ended (In Thousands)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Cash and Securities Received For Reverse Margin Calls	Net Assets Received/ (Pledged) For Margin Activity
September 30, 2011	$719,639	$2,660	$722,299	$657,785	$(64,514)
June 30, 2011	341,764	5,150	346,914	394,342	47,428
March 31, 2011	259,382	650	260,032	360,737	100,705
December 31, 2010	309,417	290	309,707	225,592	(84,115)
September 30, 2010	417,626	3,302	420,928	472,694	51,766

During the nine months ended September 30, 2011, we paid $239.8 million for cash dividends on our common stock and DERs (which were declared in June 2011, March 2011 and December 2010), paid cash dividends of $6.1 million on our preferred stock.  On September 26, 2011, we declared our third quarter 2011 dividend on our common stock of $0.25 per share; on October 31, 2011, we paid this dividend which totaled $89.3 million, including DERs of approximately $422,000.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 48 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

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

Other Matters

Our objective is to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of, the Investment Company Act.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of qualifying assets and at least 80% of our portfolio must be comprised of qualifying assets and real estate-related assets under the Investment Company Act.  Qualifying assets for this purpose include whole pool Agency MBS that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act.  We intend to treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption limits the types of assets we may acquire from time to time.  In addition, although we intend to monitor our portfolio periodically and prior to each investment acquisition, there can be no assurance that we will be able to maintain this exemption.  Further, to the extent that the SEC staff provides different guidance regarding any of the matters bearing upon this exemption, we may be required to adjust our strategy which may require us to sell a substantial portion of our assets under potentially adverse market conditions or acquire assets in order for us to regain compliance.  If we fail to maintain our exempt status under the Investment Company Act and become regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this quarterly report on Form 10-Q for the quarter ended September 30, 2011.

Please see Part II, Item 1A. “Risk Factors” in this Form 10-Q.

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

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with September 30, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 21.4%.

The following table presents information at September 30, 2011 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

	Estimated Months to
	Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions	Expected Prepayment	Liabilities Reset (1)	in Months (1)
0% (2)	53	10	43
15%	29	10	19
20%	25	10	15
25%	22	10	12

(1) Reflects the effect of our Swaps.

(2) 0% CPR reflects only scheduled amortization and contractual maturities.

At September 30, 2011, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 41 days and a weighted average term to interest rate reset of 31 days, or an effective repricing period of 10 months including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

Our Swaps do not extend the maturities of our borrowings under repurchase agreements; they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended September 30, 2011, our Swaps accounted for $24.3 million, or 107 basis points, of our borrowing costs.  At September 30, 2011, we had borrowings under repurchase agreements of $8.018 billion and borrowings under repurchase agreements of $193.0 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $3.504 billion with a weighted average fixed-pay rate of 2.85%, which extended 24 months on average with a maximum term of approximately 53 months.

At September 30, 2011, our Swaps were in a net unrealized loss position of $134.7 million, compared to an unrealized loss position of $139.1 million at December 31, 2010.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this quarterly report on Form 10-Q.)

In June 2011, we purchased a Swaption for which we paid a premium of $915,000.  This Swaption provides us with the option at expiration of the option period to enter into a four-year, $100.0 million notional Swap with a fixed-pay rate of 1.90% and a variable-receive rate equal to one-month LIBOR over the term of the Swap.  We believe this Swaption provides us with the ability to protect against rising interest rates at expiration of the option term in January 2012.

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

Because the expected yields on our Non-Agency MBS are significantly greater than expected yields on non-credit sensitive assets, we believe that Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than non-credit sensitive assets.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at September 30, 2011:

Lifetime Caps on Agency ARMs		Interim Interest Rate Caps on Agency ARMs
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
6.0% to 10.0%	60.5%	≤1.0%	1.5%
>10.0% to 14.0%	39.1	>1.0% and ≤3.0%	15.9
>14.0%	0.4	>3.0% and ≤5.0%	79.3
	100.0%	>5.0%	0.5
		No interim caps	2.8
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

At September 30, 2011, MFA’s $11.665 billion of Agency MBS and Non-Agency MBS, which included MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset, is presented below:

	Agency MBS		Non-Agency MBS (1)		Total
		Average		Average		Average
	Market	Months to	Market	Months to	Market	Months to
(Dollars in Thousands)	Value	Reset (2)	Value	Reset (2)	Value	Reset (2)
Time to Reset:
< 2 years (3)	$1,836,102	8	$2,121,740	6	$3,957,842	7
2-5 years	2,981,827	42	547,476	44	3,529,303	42
> 5 years	956,730	70	353,673	64	1,310,403	69
ARM-MBS Total	$5,774,659	36	$3,022,889	19	$8,797,548	30
15-year fixed	$1,744,343		$—		$1,744,343
30-year fixed	—		1,116,310		1,116,310
40-year fixed	—		6,480		6,480
Fixed Rate Total	$1,744,343		$1,122,790		$2,867,133
MBS Total	$7,519,002		$4,145,679		$11,664,681

(1) Information presented based on data available at time of loan origination.

(2) Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(3) Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at September 30, 2011.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at September 30, 2011.

Shock Table

Change in Interest Rates (Dollars in Thousands)	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
+100 Basis Point Increase	$11,549,334	$(70,140)	$11,479,194	$(50,856)	(9.57)%	(0.44)%
+ 50 Basis Point Increase	$11,614,616	$(102,523)	$11,512,093	$(17,957)	(4.65)%	(0.16)%
Actual at September 30, 2011	$11,664,681	$(134,631)	$11,530,050	$—	—	—
- 50 Basis Point Decrease	$11,699,530	$(166,464)	$11,533,066	$3,016	1.11%	0.03%
-100 Basis Point Decrease	$11,719,162	$(198,021)	$11,521,141	$(8,909)	(1.21)%	(0.08)%

(1) Includes linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheet. Such MBS may not be linked in future periods.

(2) Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(3) Includes linked repurchase agreements that are reported as a component of our Linked Transactions on our consolidated balance sheet.  Such repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2011.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.

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

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at September 30, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At September 30, 2011, the impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.18 which is the weighted average of 1.13 for our Agency MBS, (1.84) for derivative hedging instruments and zero for our Non-Agency MBS and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.51), which is the weighted average of (0.81) for our Agency MBS, 0.03 for derivative hedging instruments and zero for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At September 30, 2011, our investment portfolio was comprised of Agency MBS and Non-Agency MBS. While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At September 30, 2011, our Non-Agency MBS had a fair value of $3.889 billion and an amortized cost of $3.903 billion, comprised of gross unrealized losses of $180.2 million and gross unrealized gains of $167.0 million.  At September 30, 2011, our Linked Transactions included MBS with a fair value of $256.4 million, including net losses of $4.6 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at September 30, 2011.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2) (Dollars in Thousands)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
Number of securities	80	88	92	13	17	33	323
MBS current face	$2,061,882	$1,346,448	$1,394,777	$218,780	$312,483	$324,918	$5,659,288
Total purchase discounts, net (3)	$(505,394)	$(398,681)	$(275,666)	$(92,383)	$(149,462)	$(74,218)	$(1,495,804)
Purchase discount designated as Credit Reserve and OTTI (4)	$(476,454)	$(315,116)	$(188,652)	$(83,760)	$(135,229)	$(54,414)	$(1,253,625)
MBS amortized cost	$1,556,488	$947,767	$1,119,111	$126,397	$163,021	$250,700	$4,163,484
MBS fair value	$1,532,107	$968,550	$1,086,081	$133,294	$176,125	$249,522	$4,145,679
Weighted average fair value to current face	74.3%	71.9%	77.9%	60.9%	56.4%	76.8%	73.3%
Weighted average coupon (5)	5.45%	4.75%	3.59%	4.36%	3.59%	3.92%	4.59%
Weighted average loan age (months) (5) (6)	55	63	77	56	64	80	64
Weighted average loan to value at origination (5) (7)	71%	71%	70%	73%	71%	70%	71%
Weighted average FICO score at origination (5) (7)	735	731	728	702	703	704	727
Owner-occupied loans	90.0%	89.5%	86.6%	82.1%	82.8%	83.8%	88.0%
Rate-term refinancings	26.3%	19.1%	15.9%	19.1%	14.5%	13.2%	20.3%
Cash-out refinancings	31.2%	30.1%	26.2%	39.6%	37.4%	34.5%	30.5%
3 Month CPR (6)	17.5%	16.1%	13.1%	14.6%	14.2%	11.4%	15.5%
3 Month CRR (6) (8)	11.4%	8.3%	7.6%	5.6%	5.3%	7.6%	9.0%
3 Month CDR (6) (8)	6.6%	8.5%	5.4%	9.3%	9.2%	6.0%	7.0%
3 Month loss severity	49%	50%	45%	53%	63%	53%	49%
60+ days delinquent (7)	21.7%	23.4%	16.2%	33.3%	32.7%	23.0%	21.9%
Weighted average credit enhancement (7) (9)	3.6%	4.2%	8.6%	5.2%	3.5%	15.3%	5.7%

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

(3) Includes $1.2 million of purchase premiums.

(4) Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5) Weighted average is based on MBS current face at September 30, 2011.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at September 30, 2011:

Property Location	Percent
Southern California	29.0%
Northern California	18.6%
Florida	8.0%
New York	5.1%
Virginia	3.6%
New Jersey	3.0%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At September 30, 2011, we had a Cushion of $1.109 billion available to meet potential margin calls, comprised of cash and cash equivalents of $421.0 million, unpledged Agency MBS of $621.8 million and excess collateral of $66.1 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Our Non-Agency investment process involves comprehensive analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, fluctuations in interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.

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

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2011.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of each of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period June 30, 2011 (the “2011 Second Quarter Form 10-Q”), and should be read in conjunction with the discussion of risk factors set forth in such sections.  Based on the information currently known to us, we believe that the matters discussed below, together with the risk factors set forth in the 2010 Form 10-K and the 2011 Second Quarter Form 10-Q, identify the most significant risk factors affecting us.  However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2010 Form 10-K and the 2011 Second Quarter Form 10-Q.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risk Factor

Future legal changes could require us to significantly restructure our operations in order to maintain our investment company exemption, which would materially and adversely affect our business.

Our objective has been to conduct our business so as not to become regulated as an investment company under the Investment Company Act.  We currently rely on the exemption from being regulated as an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) requires us to invest at least 55% of our assets in “mortgages and other liens on and interests in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  We primarily rely on an existing interpretation of the Staff of the SEC that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are considered Qualifying Real Estate Assets under Section 3(c)(5)(C).

On August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption, including requesting comments on whether it should reconsider whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates are the type of entities that Congress intended to be covered by the exclusion provided by Section 3(c)(5)(C).

The potential timetable and outcome of the SEC’s review are unclear.  However, if the SEC determines that Agency Whole Pool Certificates are not interests in real estate (and therefore not Qualifying Real Estate Assets), adopts an otherwise adverse interpretation with respect to Agency Whole Pool Certificates or otherwise believes we do not satisfy an Investment Company Act exemption, we would be required to significantly restructure our operations in order to maintain our investment company exemption.  Under these circumstances, our ability to use leverage and our access to more favorable methods of financing would be substantially reduced, and we would be unable to conduct our business as we currently conduct it.  We may also be required to sell certain of our assets and/or limit the types of assets we acquire.  Under the circumstances described above, it is likely that our net interest income would be significantly reduced, which would materially and adversely affect our business.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2011	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1	Description of Compensation Payable to Non-Employee Directors.

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1