Form 10-K
period 2011-12-31
MFA FINANCIAL, INC.
filed 2012-02-16
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-13991

MFA FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 350 Park Avenue, 20th Floor, New York, New York (Address of principal executive offices)	13-3974868 (I.R.S. Employer Identification No.) 10022 (Zip Code)

(212) 207-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

8.50% Series A Cumulative Redeemable
Preferred Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.845 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 9, 2012, the registrant had a total of 356,933,821 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 22, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT — This Annual Report on Form 10-K includes “forward-looking” statements within the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include information about possible or assumed future results with respect to the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  You can identify forward-looking statements by such words as “will,” “believe,” expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may” or similar expressions.  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from these forward-looking statements.  We discuss certain factors that affect our business and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements.

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

We were incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.  We have elected to be taxed as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  One of the requirements of maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our stockholders.

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

The mortgages collateralizing our MBS portfolio are predominantly Hybrids, ARMs and 15-year fixed-rate mortgages.  The Hybrids collateralizing our MBS typically have initial fixed-rate periods generally ranging from three to ten years.  Interest rates on the mortgage loans collateralizing our ARM-MBS reset based on specific index rates, generally London Interbank Offered Rate (or LIBOR) or the one-year constant maturity treasury (or CMT) rate.  The mortgages collateralizing our ARM-MBS typically have interim and lifetime caps on interest rate adjustments.

Because the coupons earned on ARM-MBS adjust over time as interest rates change, typically after an initial fixed-rate period, the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS.  In order to mitigate our interest rate risks, our strategy is to maintain a majority of our portfolio in ARM-MBS.

While the majority of our portfolio holdings remain in Agency MBS, as part of our investment strategy a significant portion of our portfolio is invested in Non-Agency MBS.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns with less sensitivity to changes in the yield curve, interest rate cycles and prepayments.

Non-Agency MBS Portfolio

Our Non-Agency MBS have been acquired primarily at discounts to face/par value.  A portion of the purchase discount on substantially all of our Non-Agency MBS is designated as a non-accretable purchase discount (or Credit Reserve), which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The portion of the purchase discount that is not designated as credit reserve is accreted into interest income over the life of the security.  To the extent that the expected yields on our Non-Agency MBS are significantly greater than the expected yields on non-credit sensitive assets, these Non-Agency MBS will generally exhibit less sensitivity to changes in market interest rates than non-credit sensitive assets.  Yields on Non-Agency MBS, unlike Agency MBS, will exhibit sensitivity to changes in credit performance.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time by security, based upon the amount of purchase discount, the actual credit performance, and conditional prepayment rate (or CPR) experienced on each MBS.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio.  We primarily use repurchase agreements to finance the acquisition of our Agency MBS and repurchase agreements and securitized debt to finance the acquisition of our Non-Agency MBS.  We enter into interest rate swap agreements (or Swaps) and during 2011, interest rate Swaptions (or Swaptions), to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings and securitized debt.

Repurchase agreements, although legally structured as a sale and repurchase obligation, are financing contracts (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  The amount borrowed under a repurchase agreement is limited to a specified percentage of the fair value of the MBS pledged as collateral.  The portion of the pledged collateral held by the lender in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the original transfer price and return price is the cost, or interest expense, of borrowing under a repurchase agreement.  Our cost of borrowings under repurchase agreements is generally LIBOR based.  Under our repurchase agreements, we retain beneficial ownership of the pledged collateral and continue to receive principal and interest payments, while the lender maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan including any accrued interest and concurrently reacquire custody of the pledged collateral or, with the consent of the lender, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls pursuant to which a lender may require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing with such lender, are routinely experienced by us, when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  We also may make margin calls on counterparties when collateral values increase.  To date, we have satisfied all of our margin calls and have never sold assets in response to any margin calls.

Typically, when a newly purchased Non-Agency MBS is contemporaneously financed through a repurchase transaction with the same counterparty from whom such security was purchased, such transaction is considered linked for financial statement reporting purposes and, as such, is reported net as a Linked Transaction on our consolidated balance sheet.  The changes in the fair value of the assets and liabilities underlying our Linked Transactions and associated interest income and expense are reported as “unrealized net gains and net interest income from Linked Transactions” on our consolidated statements of operations.  As of December 31, 2011, we had $170.9 million of repurchase agreements that were reported as a component of our Linked Transactions.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times our stockholders’ equity.  At December 31, 2011, we had outstanding balances under repurchase agreements with 25 separate lenders.

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

OTHER INVESTMENTS

During the fourth quarter of 2011 the Company disposed of its investment in an apartment property in an all cash transaction.  The sale proceeds received was $11.4 million in cash, resulting in a gain of $430,000. (See Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

EMPLOYEES

At December 31, 2011, we had 35 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a website at www.mfa-reit.com.  We make available, free of charge, on our Web site our (a) Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board.  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s Web site at www.sec.gov.  We also provide copies of the foregoing materials, free of charge, to stockholders who request them.  Requests should be directed to Harold E. Schwartz, Senior Vice President and General Counsel, at MFA Financial, Inc., 350 Park Avenue, 20th Floor, New York, New York 10022.

Item 1A.  Risk Factors.

This section highlights specific risks that could affect our Company and its businesses. Readers should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K.  Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our Company.  However, the risks and uncertainties our Company faces are not limited to those described below.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations.  These events could also have a negative effect on the trading price of our securities.

General.

Our business and operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS, the availability of adequate financing and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing and credit risks, while maintaining our qualification as a REIT.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  More recently, concerns over economic recession, inflation, geopolitical issues, ability of certain European sovereigns to honor their debt obligations and the exposure of certain European financial institutions to such debt issued by these sovereigns, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to volatility and diminished expectations for the economy and markets.  In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market and, in some cases, have filed for bankruptcy.  These factors, which are likely to continue in 2012, have impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we may invest.  As a result, values for residential MBS, real estate-related securities and various other asset classes in which we may invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Continuing volatility and deterioration in the broader residential mortgage and MBS markets may materially adversely affect the performance and market value of our investments.

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

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008 established a new regulator for Fannie Mae and Freddie Mac, the U.S. Federal Housing Finance Agency (or the FHFA).  In September 2008, the U.S. Department of the Treasury (or U.S. Treasury), the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs without forcing them to liquidate (which would have been the case under receivership).  Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency MBS portfolios and requiring that these portfolios be reduced over time.

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

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs.  In October 2011, the FHFA reported that, from the time of execution of the preferred stock purchase agreements, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements totaled approximately $169 billion.  The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012.  Nonetheless, FHFA has made projections for those purchases through 2014, predicting that cumulative U.S. Treasury draws (including dividends) at the end of 2014 could range from $220 billion to $311 billion.  Those preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolios (they were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).

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

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs, and there is no guarantee of capital support beyond that date (although such support is projected to be necessary).  These uncertainties lead to questions about the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  In 2011, the Obama administration proposed a plan to wind down the GSEs, and certain members of Congress have proposed various plans, including merging the GSEs into a government-owned corporation.  Thus, the future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

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

As indicated above, as legislation enacted over the past few years has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government, future legislation could further change that relationship by, among other things, nationalizing, privatizing, or eliminating such entities entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on our investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS.

The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or the FHA) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages.  HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with Non-Agency MBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, our MBS.

Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  Certain of the new requirements and restrictions exempt Agency MBS, other government issued or guaranteed securities, or other securities.  Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans.  While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are finalized and ultimately adopted, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which could have an adverse effect on our business.

In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Risks Related to our Business, Assets and Use of Leverage

Prepayment rates on the mortgage loans underlying our MBS may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

The MBS that we acquire are secured by pools of mortgages on residential properties.  In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS.  If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.  Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic and other factors, all of which are beyond our control.  Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.  In periods of declining interest rates, prepayment rates on mortgage loans generally increase.  If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid (to the extent such assets are available for us to reinvest in).  In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

With respect to Agency MBS, we often purchase securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these securities.  In accordance with U.S. generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on Agency MBS typically have the same effect as prepayments because of the underlying Agency guarantee.  As of December 31, 2011, we had net purchase premiums of $177.7 million, or 2.6% of current par value, on our Agency MBS and net purchase discounts of $1.478 billion, or 27.3% of current par value, on our Non-Agency MBS.

Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular MBS as the underlying mortgages are prepaid.  With respect to our Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (such day is commonly referred to as factor day) and receive the related scheduled payment on a specified later date, which for (a) our Agency ARM-MBS and fixed-rate Agency MBS guaranteed by Fannie Mae is the 25th day of that month (or next business day thereafter), (b) our Agency ARM-MBS guaranteed by Freddie Mac is the 15th day of the following month (or next business day thereafter), (c) our fixed-rate Agency MBS guaranteed by Freddie Mac is the 15th day of the month (or next business day thereafter), and (d) our Agency ARM-MBS guaranteed by Ginnie Mae is the 20th day of that month (or next business day thereafter).  With respect to our Non-Agency MBS, we typically receive notice of monthly principal prepayments and the related scheduled payment on the 25th day of each month (or next business day thereafter).  In general, on the date each month that principal prepayments are announced (i.e., factor day for Agency MBS), the value of our MBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements.  Accordingly, with respect to our Agency MBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments; however, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency MBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding.  As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.  In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the MBS that prepay.

Prepayments may have a materially negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency MBS, the amount of unamortized premium on our prepaid MBS, the rate at which prepayments are made on our Non-Agency MBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect liquidity, results of operations or financial condition.

Our business strategy involves the use of leverage.  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to finance the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  In addition, the payment of interest expense on our borrowings reduces cash flow available for distributions to our stockholders.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including the following:

•                  Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2011, we had amounts outstanding under repurchase agreements with 25 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Certain institutions from which we seek to obtain financing have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the downturn in the markets.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

•                  Our profitability may be materially adversely affected by a reduction in our leverage.  As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage.  We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates.  In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•                  If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions could result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

•                  A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  In general, the market value of our MBS is impacted by changes in interest rates, prevailing market yields and other market conditions.  A decline in the market value of our MBS may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements.  Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business.  As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.

•                  If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to European financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  In addition, generally, if we default on one of our obligations under a repurchase transaction with a particular lender, that lender can elect to terminate the transaction and cease entering into additional repurchase transactions with us.  In addition, some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other repurchase agreements could also declare a default.  Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

•      Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.  Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  If a lender under one of our repurchase agreements defaults on its obligations, it may be difficult for us to recover our assets pledged as collateral to such lender.  In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor.  In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.  These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.  In addition, in the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under our repurchase agreements without delay.  Our risks associated with the insolvency or bankruptcy of a lender maybe more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.

We have experienced declines in the market value of our assets resulting in us recording impairments, which have had an adverse effect on our results of operations and financial condition.

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under GAAP.  When the fair value of our MBS is less than its amortized cost, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an other-than-temporary impairment through earnings equal to the entire difference between the MBS amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income/(loss) on our balance sheet.  Impairments we recognize through other comprehensive income/(loss) do not impact our earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the MBS and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  During 2011 as well as in prior years, we experienced declines in the fair value of our MBS and other assets, which were determined to be other-than-temporary.  As a result, we recognized other-than-temporary impairments against such assets under GAAP.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings by the various credit rating agencies may materially adversely affect our business.

During the summer of 2011, S&P, one of the major credit rating agencies, downgraded the U.S. sovereign credit rating in response to the protracted debate over the “U.S. debt ceiling limit” and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  In addition, the credit rating of the GSEs was also downgraded by S&P in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by such GSEs and their ability to meet their obligations under such Agency MBS is impacted by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity.  To the extent that the credit rating of any or all of the GSEs were to be downgraded by other credit rating agencies or further downgraded by S&P, the value of our Agency MBS could be negatively impacted.  In addition, we could be negatively affected in a number of ways in the event of a default by the U.S. Government or a downgrade of the U.S. sovereign credit rating by other credit rating agencies or a further downgrade by S&P.  Such negative impacts could include changes in the financing terms of our repurchase agreements collateralized by Agency MBS, which could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under these agreements.  These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or by decreasing our ability to obtain repurchase agreement financing on acceptable terms, or at all.

Because assets we acquire may experience periods of illiquidity, we may lose profits, incur losses or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our investments at advantageous times or in a timely manner because mortgage-related assets may experience periods of illiquidity.  A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses or prevent us from realizing capital gains.

A lack of liquidity in our investments may materially adversely affect our business.

The assets that comprise our investment portfolio and that we acquire are not traded on an exchange.  A portion of these securities may be subject to legal and other restrictions on resale and are otherwise generally less liquid than exchange-traded securities.  Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises.  In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments in Non-Agency MBS or other investment assets of lower credit quality involve credit risk, which could materially adversely affect our results of operations.

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

A significant number of the mortgages collateralizing our MBS may be concentrated in certain geographic areas.  For example, with respect to our Non-Agency MBS portfolio, we have significantly higher exposure in California, Florida, New York, Virginia and New Jersey.  Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions.  Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency MBS portfolio.  In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area.  This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency MBS in this area.  This may then materially adversely affect our credit loss experience on our Non-Agency MBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

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

We have some investments in Non-Agency MBS collateralized by Alt A loans and may also have investments collateralized by subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans”.  These lower standards permit mortgage loans made to borrowers having impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified.  Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt A and subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of Non-Agency MBS backed by these types of loans that we may acquire could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

We may generate taxable income in excess of our GAAP income on Non-Agency MBS purchased at a discount to par value, which may result in significant timing variances in the recognition of income and losses.

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be materially adversely affected, including due to the following reasons:

•                  Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our MBS through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our MBS.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our MBS portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•                  Hybrid MBS have fixed interest rates for an initial period which may materially reduce our profitability if short-term interest rates increase.  The mortgages collateralizing our MBS are primarily comprised of Hybrids, which have interest rates that are fixed for an initial period (typically three to ten years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index.  Accordingly, during a period of rising interest rates, the cost of our borrowings (excluding any potential impact of hedging transactions) would increase while the interest income earned on our MBS portfolio would not increase with respect to those Hybrid MBS that were then in their initial fixed rate period.  If this were to happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

•                  Interest rate caps on the mortgages collateralizing our MBS may materially adversely affect our profitability if short-term interest rates increase.  The coupons earned on ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period for Hybrids).  The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our MBS; however, the level of adjustment to the interest rates earned on our ARM-MBS is typically limited by contract (or in certain cases by state or federal law).  The interim and lifetime interest rate caps on the mortgages collateralizing our MBS limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period.  Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM.  Our repurchase transactions are not subject to similar restrictions.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings (excluding the impact of hedging transactions) could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the mortgages collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

•                  Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS.  In general, the interest rates on our repurchase transactions are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or CMT rate.  Accordingly, any increase in LIBOR relative to one-year CMT rates will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earned on our ARM-MBS tied to these other index rates.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact our distributions to stockholders.

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

We are dependent on our executive officers and key personnel for our success, the loss of any of which may materially adversely affect our business.

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

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments, which could materially adversely affect our results of operations.

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

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business.

In September 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program through which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less.  The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin.  See “Prepayment rates on the mortgage loans underlying our MBS may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions” above.  Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business.

The ongoing debt crisis in Europe could have an adverse effect on our business.

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts.  Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts.  There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing.  If unsuccessful, this could materially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As the European credit crisis continues, with the problems in other countries such as Greece, Italy, Spain and Portugal, there is a growing risk to the financial condition and stability of major European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments.  Recently, the U.S. government placed many of the U.S. banking subsidiaries of these major European banks on credit watch.  If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Risks Related to Our Hedging and Investment Strategies

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may expose us to counterparty risks.

In accordance with our operating policies, we pursue various types of hedging strategies, including Swaps, interest rate cap agreements and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

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

We may enter into hedging instruments that could expose us to contingent liabilities in the future, which could materially adversely affect our results of operations.

Subject to maintaining our qualification as a REIT, part of our financing strategy involves entering into hedging instruments that could require us to fund cash payments in certain circumstances (e.g., the early termination of a hedging instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral that it is contractually owed under the terms of a hedging instrument).  With respect to the termination of an existing Swap, the amount due would generally be equal to the unrealized loss of the open Swap position with the hedging counterparty and could also include other fees and charges.  These economic losses will be reflected in our financial results of operations and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time.  Any losses we incur on our hedging instruments could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

We may fail to qualify for hedge accounting treatment, which could materially adversely affect our results of operations.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification Topic on Derivatives.  Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative, we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective.  If we fail to qualify for hedge accounting treatment, our operating results for financial reporting purposes may be materially adversely affected because losses on the derivatives we enter into would be recorded in net income, rather than accumulated other comprehensive income, a component of stockholders’ equity.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate risk, credit risk, default risk and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

We may enter into Resecuritization Transactions, the tax treatment of which could have a material adverse effect on our results of operations.

We have engaged in and intend to engage in future resecuritization transactions in which we transfer Non-Agency MBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency MBS.  In the past, we have structured one such transaction as a real estate mortgage investment conduit (or REMIC) securitization, which, to the extent we have transferred securities in a resecuritization, is viewed as the sale of securities for tax purposes.  Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions).  During 2011 we engaged in two re-securitization transactions that we believe should be treated as financing transactions for tax purposes; however, no assurance can be offered that the Internal Revenue Service (or IRS) will agree with such treatment.  If a securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions.  Moreover, even if we retained MBS resulting from a resecuritization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction.  Under these circumstances, our results of operations could be materially adversely affected.

Risks Related to Our Taxation as a REIT and the Taxation of Our Assets

Our qualification as a REIT

We have elected to qualify as a REIT and intend to comply with the provisions of the Code.  Accordingly, we will not be subjected to income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders and provided that we comply with certain income, asset and ownership tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and, therefore, continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interest in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that the IRS or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.  Also, to maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) on an annual basis to our stockholders.  Such dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% dividend distribution requirement.  Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income.  Any of these taxes will reduce our operating cash flow.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The REMIC provisions of the Internal Revenue Code of 1986, as amended (or the Code), generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly, or indirectly though a qualified REIT subsidiary (or QRS), in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that having different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT hold a 100% interest in the equity interests in a taxable mortgage pool, either directly, or through a QRS, it will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, be considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  Historically, we have not generated excess inclusion;  however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future. In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We have not established a minimum dividend payment level, and there is no guarantee that we will maintain current dividend payment levels or pay dividends in the future.

We intend to pay dividends on our common stock in an amount equal to at least 90% of our REIT taxable income, which is calculated generally before the dividends paid deduction and excluding net capital income, in order to maintain our qualification as a REIT for U.S. federal income tax purposes.  Dividends will be declared and paid at the discretion of our Board and will depend on our REIT taxable earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time.  We have not established a minimum dividend payment level for our common stock and our ability to pay dividends may be negatively impacted by adverse changes in our operating results.  Therefore, our dividend payment level may fluctuate significantly, and, under some circumstances, we may not pay dividends at all.

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

Accounting rules for the various aspects of our business change from time to time.  Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity.  In addition, changes in tax accounting rules or the interpretations thereof could affect our taxable income and our dividend distribution requirements.  These changes may materially adversely affect our results of operations.

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

Risks Associated with our Regulatory Environment

Future legal changes could require us to significantly restructure our operations in order to maintain our investment company exemption, which would materially and adversely affect us.

Our objective has been to conduct our business so as not to become regulated as an investment company under the Investment Company Act. Section 3(c)5(C) of the Investment Company Act exempts from the definition of “investment company” entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of “qualifying real estate assets” and at least 80% of our portfolio must be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act.  We primarily rely on an existing interpretation of the SEC Staff that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are considered qualifying real estate assets under Section 3(c)(5)(C).  We treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption inherently limits the types of assets we may acquire from time to time.

On August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption, including requesting comments on whether it should reconsider whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates, are the type of entities that Congress intended to be covered by the exclusion provided by Section 3(c)(5)(C).

The potential timetable and outcome of the SEC’s review are unclear.  However, if the SEC determines that Agency Whole Pool Certificates are not interests in real estate (and therefore not Qualifying Real Estate Assets), adopts an otherwise adverse interpretation with respect to Agency Whole Pool Certificates, issues different guidance regarding any of the matters bearing upon the exemption under Section 3(c)(5)(C) or otherwise believes we do not satisfy an Investment Company Act exemption, we would be required to significantly restructure our operations in order to maintain our investment company exemption.  Under these circumstances, our ability to use leverage and our access to more favorable methods of financing would be substantially reduced, and we would be unable to conduct our business as we currently conduct it.  We may also be required to sell certain of our assets and/or limit the types of assets we acquire.  Under the circumstances described above, it is likely that our net interest income would be significantly reduced, which would materially and adversely affect our business.

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

Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of our company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.  Our Board may elect to opt in to any or all of the provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time.  In addition, without our having elected to be subject to Subtitle 8, our charter and bylaws already (1) provide for a classified board, (2) require the affirmative vote of the holders of at least 80% of the votes entitled to be cast in the election of directors for the removal of any director from our Board, which removal will be allowed only for cause, (3) vest in our Board the exclusive power to fix the number of directorships and (4) require, unless called by our Chairman of the Board, Chief Executive Officer or President or our Board, the written request of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such a meeting to call a special meeting.  These provisions may delay or prevent a change of control of our company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Office Leases

We pay monthly rent pursuant to two operating leases.  Our lease for our corporate headquarters in New York, New York was amended in December 2010 such that the lease term extends through May 31, 2020.  The amended lease provides for aggregate annual cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  As of December 31, 2011, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2016 for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $27,000 to $30,000 per year, paid on a monthly basis.

Property Owned Through Subsidiary Corporations

Prior to its disposal, which was completed in the fourth quarter of 2011, we owned a 100% interest in Lealand, an apartment property located at 2945 Cruse Road, Lawrenceville, Georgia.  (See Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

Item 3.    Legal Proceedings.

There are no material legal proceedings to which we are a party or any of our assets are subject.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 9, 2012, the last sales price for our common stock on the New York Stock Exchange was $7.52 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2011 and 2010:

	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$8.64	$7.88	$7.52	$6.91
June 30	$8.26	$7.62	$7.76	$6.14
September 30	$8.35	$6.71	$7.71	$7.05
December 31	$7.26	$6.23	$8.39	$7.54

Holders

As of February 9, 2012, we had 728 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2011.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2011 and 2010, we declared total cash dividends to holders of our common stock of $358.1 million ($1.01 per share) and $250.1 million ($0.89 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2011 and 2010, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2011 and 2010:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2011	March 31, 2011	April 11, 2011	April 29, 2011	$0.235
	June 30, 2011	July 14, 2011	July 29, 2011	$0.250
	September 26, 2011	October 11, 2011	October 31, 2011	$0.250
	December 14, 2011	December 30, 2011	January 31, 2012	$0.270	(1)

2010	April 1, 2010	April 12, 2010	April 30, 2010	$0.240
	July 1, 2010	July 12, 2010	July 30, 2010	$0.190
	October 1, 2010	October 12, 2010	October 29, 2010	$0.225
	December 16, 2010	December 31, 2010	January 31, 2011	$0.235

(1)  Includes a special dividend of $0.02 per share

Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.  We have not established a minimum payout level for our common stock.  (See Part I, Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.)

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent.  Additional information regarding the DRSPP (including a DRSPP prospectus) and enrollment forms are available online from the Plan Agent via Investor Service Direct at www.computershare.com/us/Pages/sos.aspx?rocc=1 or from our website at www.mfa-reit.com.  During 2011, we sold 404,516 shares of common stock through the DRSPP generating net proceeds of $2,801,318.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may, from time to time, publicly offer and sell shares of our common stock through Cantor Fitzgerald & Co. in privately negotiated and/or at-the-market transactions.  During 2011, we did not issue any shares of common stock through our CEO Program.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2010, we adopted the Amended and Restated 2010 Equity Compensation Plan (or the 2010 Plan), as approved by our stockholders.  (For a description of the 2010 Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2011:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Stock Options	482,000	$10.12
Restricted Stock Units (or RSUs)	978,848		(2)
Total	1,460,848		$(2)	9,627,802	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.

(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2011, 284,723 RSUs were vested, 437,409 RSUs were subject to time based vesting and 256,716 RSUs had vesting subject to achieving a market condition.

(3)  Number of securities remaining available for future issuance under equity compensation plans excludes stock options and RSUs presented in the table and 752,155 shares of restricted stock, which were issued and outstanding at December 31, 2011, which are not presented in the table.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(In Thousands, Except per Share Amounts)	2011	2010	2009	2008	2007
Operating Data:
Interest and dividend income on investment securities	$496,611	$390,953	$504,464	$519,788	$380,328
Interest income on cash and cash equivalent investments	136	385	1,097	7,729	4,493
Interest expense	(149,411)	(145,125)	(229,406)	(342,688)	(321,305)
Unrealized net gains and net interest income from Linked Transactions	3,015	53,762	8,829	—	—
Gain/(loss) on sale of investment securities, net (1)	6,730	33,739	22,617	(24,530)	(21,793)
Loss on termination of Swaps (2)	—	—	—	(92,467)	(384)
Loss on termination of repurchase agreements (3)	—	(26,815)	—	—	—
Net impairment losses recognized in earnings (4)	(10,570)	(12,277)	(17,928)	(5,051)	—
Other income, net	1,082	1,464	1,563	1,901	2,317
Operating and other expense	(31,179)	(26,324)	(23,047)	(18,885)	(13,446)
Net income	$316,414	$269,762	$268,189	$45,797	$30,210
Preferred stock dividends	8,160	8,160	8,160	8,160	8,160
Net income available to common stock and participating securities	$308,254	$261,602	$260,029	$37,637	$22,050
Earnings per share — basic and diluted	$0.90	$0.93	$1.06	$0.21	$0.24
Dividends declared per share of common stock (5)	$1.005	$0.890	$0.990	$0.810	$0.415
Dividends declared per share of preferred stock	$2.125	$2.125	$2.125	$2.125	$2.125

Balance Sheet Data:
Investment securities	$10,912,977	$8,058,710	$8,757,954	$10,122,583	$8,302,797
Cash and cash equivalents	394,022	345,243	653,460	361,167	234,410
Linked Transactions	55,801	179,915	86,014	—	—
Total assets	11,750,634	8,687,407	9,627,209	10,641,419	8,605,859
Repurchase agreements	7,813,159	5,992,269	7,195,827	9,038,836	7,526,014
Securitized debt	875,520	220,933	—	—	—
Swaps (in a liability position)	114,220	139,142	152,463	237,291	99,836
Total liabilities	9,252,874	6,436,960	7,458,947	9,384,342	7,678,596
Preferred stock, liquidation preference	96,000	96,000	96,000	96,000	96,000
Total stockholders’ equity	2,497,760	2,250,447	2,168,262	1,257,077	927,263

(1)  2011:  During 2011, we sold 12 Agency MBS for $150.6 million, realizing gross gains of $6.7 million.  2010:  During the first quarter of 2010, we sold 52 of our longer term-to-reset Agency MBS for $931.9 million, realizing gross gains of $33.1 million.  (See Note (3) below.)  2009:  During 2009, we sold 36 of our longer-term Agency MBS with an amortized cost of $628.3 million for $650.9 million, realizing gross gains of $22.6 million.  2008:  In response to tightening of market credit conditions in the first quarter, we decreased our debt-to-equity multiple.  In order to implement this strategy, we reduced our borrowings, by selling MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.  2007:  We selectively sold $844.5 million of Agency and AAA rated MBS, realizing a net loss of $21.8 million.

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

(4)  2011:  Reflects OTTI through earnings of $10.6 million related to 35 Non-Agency MBS.  2010:  Reflects OTTI through earnings of $12.3 million related to eight Non-Agency MBS.  2009:  Reflects OTTI through earnings of $17.9 million related to 12 Non-Agency MBS.  2008:  Includes impairments of $5.1 million, of which $4.9 million reflected a full write-off of two unrated investment securities and $183,000 was an impairment charge against one Non-Agency MBS.

(5)  During 2011, we declared our common stock dividend in the third month of each calendar quarter.  For the periods presented prior to 2011, we declared dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend, which is typically declared during the fourth calendar quarter for tax reasons.

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

At December 31, 2011, we had total assets of approximately $11.751 billion, of which $10.913 billion, or 92.9%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.138 billion of Agency MBS and $3.775 billion of Non-Agency MBS, substantially all of which represented the senior most tranches within the MBS structure.  Generally, while senior tranches of MBS have lower coupon payments and interest rates than more junior tranches, they receive payments before the junior security holders in the MBS structure.  Included in our total assets were Linked Transactions recorded at fair value of $55.8 million, which were comprised of $226.0 million of Non-Agency MBS and $1.1 million of associated accrued interest receivable and $170.9 million of borrowings under linked repurchase agreements and $412,000 of associated accrued interest payable.  As discussed below, we significantly increased the size of our MBS portfolio during 2011.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

We are exposed to credit risk in our Non-Agency MBS portfolio, generally meaning that we are subject to credit losses in our Non-Agency MBS portfolio that correspond to the risk of delinquency, default and foreclosure on the real estate collateralizing our Non-Agency MBS.  In particular, we have significantly higher exposure in our Non-Agency MBS portfolio in California, Florida, New York, Virginia and New Jersey.  However, the credit support built into Non-Agency MBS transaction structures is designed to mitigate the extent of expected credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

When we purchase Non-Agency MBS, we make certain assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2011:

	December 31, 2011
	Agency MBS	Non-Agency MBS	Total	Percent
Underlying Mortgages	Fair Value (1)	Fair Value (2)	MBS (1)	of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$4,370,227	$1,394,045	$5,764,272	52.83%
Hybrids in adjustable period	974,732	1,276,173	2,250,905	20.63
15-year fixed rate	1,647,850	32	1,647,882	15.10
Greater than 15-year fixed rate	—	1,028,809	1,028,809	9.43
Floaters	142,384	76,387	218,771	2.01
Total	$7,135,193	$3,775,446	$10,910,639	100.00%

(1)  Does not include principal receivable in the amount of $2.3 million.

(2)  Does not reflect $226.0 million of Non-Agency MBS underlying our Linked Transactions.

As of December 31, 2011, approximately $8.441 billion, or 77.4%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $2.470 billion, or 22.6%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  At December 31, 2011, we had $218.8 million of MBS with interest rates that reset monthly.

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

Conditional prepayment rates (or CPR) levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the year ended December 31, 2011, our Agency MBS portfolio experienced a weighted average CPR of 19.0%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.2%.  Over the last consecutive eight quarters, ending with December 31, 2011, the monthly fair value weighted average CPR on our

MBS portfolio ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 21.1%.

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

The amount by which our Agency ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at December 31, 2011:

Lifetime Interest Rate Caps on Agency ARMs (1)

Maximum Lifetime Interest Rate	% of Total
6.0% to 10.0%	61.8%
>10.0% to 14.0%	37.8
>14.0%	0.4
100.0%

Interim Interest Rate Caps on Agency ARMs (2)

Maximum Interim Change in Rate	% of Total
<1.0%	1.3%
>1.0% and <3.0%	17.2
>3.0% and <5.0%	78.3
>5.0%	0.5
No interim caps	2.7
100.0%

(1)  Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM.

(2)  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2011, we had net unrealized gains of $216.3 million on our Agency MBS, comprised of gross unrealized gains of $218.0 million and gross unrealized losses of $1.7 million, and had net unrealized losses on our Non-Agency MBS of $160.8 million, comprised of gross unrealized gains of $127.2 million and gross unrealized losses of $288.0 million.  At December 31, 2011, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

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

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2011, we entered into Swaps with an aggregate notional amount of $1.215 billion and had Swaps with an aggregate notional amount of $642.6 million expire.  At December 31, 2011, we had Swaps with an aggregate notional amount of $3.378 billion.  In addition, during the second quarter of 2011, we entered into a Swaption to enter into a fixed-pay Swap with a notional amount of $100.0 million with a strike rate of 1.90%.

At December 31, 2011, our Swaps were in a net unrealized loss position of $114.2 million.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining terms shorten.  During 2012, $958.3 million, or 28.4% of our $3.378 billion Swap notional amount, with a weighted average fixed pay rate of 3.87%, is scheduled to expire.

Recent Market Conditions and Our Strategy

During 2011, we continued to invest opportunistically in both Agency and Non-Agency MBS, as reflected by the significant increase in the size of our MBS portfolio at December 31, 2011.  During the year ended December 31, 2011, we acquired approximately (i) $3.071 billion of Agency MBS and (ii) $2.111 billion of Non-Agency MBS (including $320.6 million of MBS, which are reported as a component of Linked Transactions) at a weighted average purchase price of 80.9% of par value.  At December 31, 2011, our combined MBS portfolio was approximately $10.913 billion compared to $8.059 billion at December 31, 2010.

The growth of our MBS portfolio during 2011 is reflective of attractive acquisition conditions, both in terms of investment opportunities and the ability to finance acquisitions.  In particular, we were able to selectively find relative value in the Agency MBS market due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low funding costs.  Additionally, Non-Agency MBS were available in the marketplace at discounts to par value.  We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities.  The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  However, we expect that the majority of our assets will remain in Agency MBS.

While investment opportunities were available during 2011, we did experience some decline in yields on acquired assets.  At the end of 2011, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2010, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 64 basis points to 4.05% for 2011 from 4.69% for 2010.  Our Non-Agency MBS portfolio yielded 7.55% for 2011 compared to 9.79% for 2010.  The decrease in the yield on our Non-Agency MBS portfolio is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  Notwithstanding the lower yields in 2011, we still believe these assets to be attractive long-term investment opportunities, particularly in light of favorable financing conditions.  In fact, while there was an increase in our average borrowings during 2011, our interest rates on such borrowings were lower than in 2010.

During 2011, the value of Non-Agency MBS generally declined in the marketplace and, as a result, we experienced a decrease of $392.0 million in the market value of such MBS.  In addition, we recognized an unrealized loss of $17.8 million on securities underlying our Linked Transactions.  We believe that weakness in Non-Agency MBS prices throughout 2011 was more severe than justified by underlying residential mortgage loan fundamentals.  The widespread price weakness of Non-Agency MBS during 2011 was generally the result of negative housing market news, concerns about the sovereign debt exposure of the European banking system and overall weak economic data.  Our book value per common share, which was $6.74 at December 31, 2011, increased to $7.10 at January 31, 2012, principally due to a rebound in the value of Non-Agency MBS in the month of January 2012.  At December 31, 2011, $3.775 billion, or 34.6% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $226.0 million of Non-Agency MBS that were reported as a component of our Linked Transactions.

We expect the conditions described above to continue into the foreseeable future.  Thus, like 2011, we expect to continue to selectively pursue opportunities in the Agency and Non-Agency MBS marketplace in 2012.  With $394.0 million of cash and cash equivalents and $468.2 million of unpledged Agency MBS at December 31, 2011, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  In 2012 we intend to continue to selectively find value in the Agency MBS market, as well as implement our strategy of identifying and acquiring Non-Agency MBS with what we consider to be superior loss adjusted yields at prices well below par.  We believe that our Non-Agency assets will be positively impacted going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance.  In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value.  Our goal remains to continue positioning MFA to generate double digit returns on equity over time.

To finance the growth of our portfolio, we continue to pursue diversified financing sources, including resecuritization and longer term forms of repurchase agreement financing.  Rather than rely solely on repurchase agreements, resecuritization transactions have allowed us to increase our access to borrowings, in the form of securitized debt associated with our Non-Agency MBS.  During the last six months of 2011, we entered into multi-year term financing arrangements for Non-Agency MBS with two new counterparties.  As of December 31, 2011, financing obtained under these arrangements was $342.0 million.  While this multi-year financing is incrementally more expensive than short-term repurchase agreement financing by 100-150 basis points, we believe the certainty of the committed term outweighs the additional cost.  Consequently, we anticipate that the net interest spread for the portion of the portfolio financed using these multi-year financing arrangements will be lower in future periods.   We also took advantage of favorable market conditions in the capital markets in March 2011 by raising approximately $605 million in a common stock offering.  See “Liquidity and Capital Resources” below for more information regarding our financing sources and strategies.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At December 31, 2011, we had borrowings under repurchase agreements with 25 counterparties and securitized debt resulting in a debt-to-equity multiple of 3.6 times.  (See table on page 39 under Results of Operations that presents our quarterly leverage multiples since March 31, 2010.)

Information About Our Assets

The tables below presents certain information about our asset allocation at December 31, 2011.

ASSET ALLOCATION

GAAP Basis

At December 31, 2011	Agency MBS	Non-Agency MBS	Cash (1)	Other, net (2)	Total
(Dollars in Thousands)
Amortized Cost	$6,921,275	$3,936,211	$409,524	$5,188	$11,272,198
Market Value	$7,137,531	$3,775,446	$409,524	$5,188	$11,327,689
Less Payable for Unsettled Purchases	—	(27,056)	—	—	(27,056)
Less Repurchase Agreements	(6,198,829)	(1,614,330)	—	—	(7,813,159)
Less Securitized Debt	—	(875,520)	—	—	(875,520)
Equity Allocated	$938,702	$1,258,540	$409,524	$5,188	$2,611,954
Less Swaps at Market Value	—	—	—	(114,194)	(114,194)
Net Equity Allocated	$938,702	$1,258,540	$409,524	$(109,006)	$2,497,760

Debt/Net Equity Ratio (3)	6.60x	2.00x	—	—	—

continued on next page

Non-GAAP Adjustments

At December 31, 2011	Agency MBS	Non-Agency MBS (4)	Cash (1)	Other, net (4)	Total
(Dollars in Thousands)
Amortized Cost	$—	$237,595	$—	$(55,072)	$182,523
Market Value	$—	$225,969	$—	$(55,072)	$170,897
Repurchase Agreements	—	129,103	—	—	129,103
Less Multi-year Collateralized Financing Arrangements (5)	—	(300,000)	—	—	(300,000)
Net Equity Allocated	$—	$55,072	$—	$(55,072)	$—

Debt/Net Equity Ratio (3)	—	3.10x	—	—	—

Non-GAAP Basis

At December 31, 2011	Agency MBS	Non-Agency MBS (4)	Cash (1)	Other, net (6)	Total
(Dollars in Thousands)
Amortized Cost	$6,921,275	$4,173,806	$409,524	$(49,884)	$11,454,721
Market Value	$7,137,531	$4,001,415	$409,524	$(49,884)	$11,498,586
Less Payable for Unsettled Purchases	—	(27,056)	—	—	(27,056)
Less Repurchase Agreements	(6,198,829)	(1,485,227)	—	—	(7,684,056)
Less Multi-year Collateralized Financing Arrangements (5)	—	(300,000)	—	—	(300,000)
Less Securitized Debt	—	(875,520)	—	—	(875,520)
Equity Allocated	$938,702	$1,313,612	$409,524	$(49,884)	$2,611,954
Less Swaps at Market Value	—	—	—	(114,194)	(114,194)
Net Equity Allocated	$938,702	$1,313,612	$409,524	$(164,078)	$2,497,760

Debt/Net Equity Ratio (3)	6.60x	2.05x	—	—	—

(1) Includes cash, cash equivalents and restricted cash.

(2) Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

(3)  Represents the sum of borrowings under repurchase agreements, multi-year collateralized financing arrangements, payable for unsettled purchases and securitized debt as a multiple of net equity allocated.

(4) Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as Linked Transactions on our consolidated balance sheets.

(5) Multi-year collateralized financing arrangements are viewed by management as having an effective term of 3.0 years but for GAAP reporting purposes are disclosed within repurchase agreements and as having a contractual term of over 30 days to 90 days.

(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of December 31, 2011 and December 31, 2010:

	December 31,
(In Thousands)	2011		2010
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,414,353		$2,821,489
Fair Value	3,775,446		2,078,087
Amortized Cost	3,936,211		1,846,872
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,228,766	)(1)	(746,678	)(2)
Purchase (Discount) Designated as Accretable	(250,479)		(228,966)
Purchase Premiums	1,103		1,027

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$289,536		$863,280
Fair Value	225,969		744,369
Amortized Cost	237,595		718,734
Purchase (Discount) Designated as Credit Reserve	(45,735)		(99,094)
Purchase (Discount) Designated as Accretable	(6,206)		(45,756)
Purchase Premiums	—		304

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$5,703,889		$3,684,769
Fair Value	4,001,415		2,822,456
Amortized Cost	4,173,806		2,565,606
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,274,501	)(3)	(845,772	)(4)
Purchase (Discount) Designated as Accretable	(256,685)		(274,722)
Purchase Premiums	1,103		1,331

(1)	Includes discount designated as Credit Reserve of $1.174 billion and OTTI of $54.5 million at December 31, 2011.

(2)	Includes discount designated as Credit Reserve of $700.3 million and OTTI of $46.4 million at December 31, 2010.

(3)	Includes discount designated as Credit Reserve of $1.220 billion and OTTI of $54.5 million at December 31, 2011.

(4)	Includes discount designated as Credit Reserve of $799.4 million and OTTI of $46.4 million at December 31, 2010.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the years ended December 31, 2011 and 2010 on both a GAAP and Non-GAAP basis.

	For the Year Ended December 31,
	2011		2010
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
(In Thousands)
Balance at beginning of period	$(746,678)	$(228,966)	$(472,710)	$(149,319)
Accretion of discount	—	42,358	—	34,759
Realized credit losses	33,074	—	5,144	—
Purchases	(402,093)	(23,440)	(329,551)	(23,162)
Sales	—	—	7,856	683
Reclass discount for OTTI	101	(101)	(410)	410
Net impairment losses recognized in earnings	(10,570)	—	(12,277)	—
Unlinking of Linked Transactions	(127,102)	(15,828)	(32,086)	(4,981)
Transfers/release of credit reserve	24,502	(24,502)	87,356	(87,356)
Balance at end of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)

	For the Year Ended December 31,
	2011		2010
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
(In Thousands)
Balance at beginning of period	$(99,094)	$(45,756)	$(33,255)	$(22,613)
Accretion of discount	—	2,928	—	9,485
Realized credit losses	1,042	—	—	—
Purchases	(74,805)	1,395	(117,211)	(21,459)
Unlinking of Linked Transactions	127,102	35,247	32,086	8,117
Transfers/release of credit reserve	20	(20)	19,286	(19,286)
Balance at end of period	$(45,735)	$(6,206)	$(99,094)	$(45,756)

	For the Year Ended December 31,
	2011		2010
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
(In Thousands)
Balance at beginning of period	$(845,772)	$(274,722)	$(505,965)	$(171,932)
Accretion of discount	—	45,286	—	44,244
Realized credit losses	34,116	—	5,144	—
Purchases	(476,898)	(22,045)	(446,762)	(44,621)
Sales	—	—	7,856	683
Reclass discount for OTTI	101	(101)	(410)	410
Net impairment losses recognized in earnings	(10,570)	—	(12,277)	—
Unlinking of Linked Transactions	—	19,419	—	3,136
Transfers/release of credit reserve	24,522	(24,522)	106,642	(106,642)
Balance at end of period	$(1,274,501)	$(256,685)	$(845,772)	$(274,722)

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the periods presented:

	For the Year Ended December 31,
	2011	2010	2009
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	6.30%	7.37%	7.22%
Effective Yield Adjustment (2)	1.25	2.42	2.67
Net Yield	7.55%	9.79%	9.89%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.80%	5.33%	5.29%
Effective Yield Adjustment (2)	0.75	1.96	1.84
Net Yield	6.55%	7.29%	7.13%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	6.25%	6.85%	6.99%
Effective Yield Adjustment (2)	1.19	2.31	2.57
Net Yield	7.44%	9.16%	9.56%

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

The information in the above tables, on pages 29-33, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

In assessing the performance of the Non-Agency MBS portfolio, we do not view these transactions as linked, but rather view the performance of the linked Non-Agency MBS and the related repurchase agreement borrowings as we would any other Non-Agency MBS that is not part of a linked transaction.  Accordingly, we consider that the Non-GAAP information disclosed in the above tables enhances the ability of investors to analyze the performance of our Non-Agency MBS in the same way that we assess such assets.

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement.  Both the repurchase agreement and the reverse repurchase agreement have a contractual term of three years with no net exchange of cash at inception.  The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash.  This subsequent repurchase transaction has a term of 90 days at inception.  For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 30, we offset our reverse repurchase agreement receivable that is secured by U. S Treasuries received from the first counterparty against the repurchase agreement liability with the second counterparty for which we pledged those U.S Treasury securities as collateral, as we believe net presentation is consistent with the economic substance of the transactions.  However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset.  For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is reported based on its legal contractual maturity.  However, based on an evaluation of the economic substance of these collateralized financing arrangements, management considers that Non-GAAP the Asset Allocation table presented on page 30 more appropriately reflects the effective economic term of the financing obtained.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3% of the amount borrowed (Agency collateral) to up to 63% (Non-Agency collateral).  Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

In addition, we use interest rate swaps to manage interest rate risk exposure in connection with our repurchase agreement financings.  We will make cash payments or pledge securities as collateral as part of a margin arrangement in connection with interest rate swaps that are in an unrealized loss position.  In the event that a counterparty were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of cash or securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments.  We have entered into repurchase agreements and/or interest rate swaps with seven financial institution counterparties that are either domiciled in Europe or a U.S.-based subsidiary of a European domiciled financial institution.  The table below summarizes our exposure to such counterparties at December 31, 2011:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
Germany	1	$514,473	$(29,922)	$138,852	1.18%
Switzerland	2	1,345,079	—	633,099	5.39
France	1	377,804	—	25,186	0.21
Holland	1	436,635	—	20,869	0.18
United Kingdom	2	784,881	—	58,178	0.50
Total	7	$3,458,872	$(29,922)	$876,184	7.46%

(1) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on Swaps for each counterparty.

At December 31, 2011, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.  Management monitors our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair of swaps with our counterparties.  We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At December 31, 2011, net premiums on our Agency MBS portfolio under GAAP were $177.7 million compared to $175.5 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.478 billion, which when combined with purchase discounts of $51.9 million related to securities underlying our Linked Transactions, resulted in total purchase discounts on Non-Agency MBS of $1.530 billion at December 31, 2011.  Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP.  These differences are primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the variable interest entities (or VIEs) used to facilitate resecuritization transactions were deemed to be sold;  (ii) the tax portfolio includes certain securities issued by these VIEs;  and (iii)  Non-Agency MBS underlying linked transactions are included in our tax portfolio.  In addition, for bonds common to both tax and GAAP reported portfolios, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.  These differences result in net purchase discounts for tax on our Non-Agency MBS at December 31, 2011 of $1.252 billion.

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

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and are further considering taking actions in response to the recent financial crisis.  In particular, in July 2010, the Dodd-Frank Act was passed by the U.S. Congress and signed into law.  The Dodd-Frank Act created a new regulator housed within the Federal Reserve System, an independent bureau known as the Consumer Financial Protection Bureau (or the CFPB), which has broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also contains laws affecting the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

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

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act.  (For additional discussion of the SEC’s concept release and its potential impact on us, please see Part I, Item 1A. “Risk Factors” in this Form 10-K.)

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our results for 2011 were generally influenced by the impact of declining net interest spreads on interest bearing assets and liabilities, particularly in the second half of the year.  These declining spreads were primarily attributable lower net yields on both Agency and Non-Agency MBS.  Yields on Agency MBS were impacted, particularly in the second half of the year, by the lower interest rate environment and marginally higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates.  In addition, the decline in market values of Non-Agency MBS had a significant impact on the fair value of our portfolio, particularly in the last three fiscal quarters of 2011.

For 2011, we had net income available to our common stock and participating securities of $308.3 million, or $0.90 per basic and diluted common share, compared to net income available to common stock and participating securities of $261.6 million, or $0.93 per basic and diluted common share, for 2010.  The increase in net income available to our common stock and participating securities, and the decrease of this item on a per share basis, was due primarily to the increase in the size of our MBS portfolio and the number of shares outstanding during 2011.

Interest income on our Agency MBS for 2011 decreased to $242.0 million from $250.6 million, or 3.4%, for 2010.  This change primarily reflects a decrease in the net yield on our Agency MBS to 3.50% for 2011 from 4.03% for 2010, which was partially offset by an increase in our average Agency MBS portfolio (excluding changes in market values) to $6.921 billion for 2011 from $6.214 billion for 2010.  During 2011, our Agency MBS portfolio experienced a 19.0% CPR and we recognized $38.2 million of premium amortization compared to a CPR of 29.0% and $40.5 million of premium amortization for 2010.  At the end of 2011, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2010, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 64 basis points to 4.05% for 2011 from 4.69% for 2010.  At December 31, 2011, we had net purchase premiums on our Agency MBS of $177.7 million, or 2.6% of current par value, compared to net purchase premiums of $104.9 million and 1.8% of par value at December 31, 2010.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for 2011 was $254.6 million compared to $140.4 million for 2010, principally due to the increase in our Non-Agency MBS portfolio in 2011.  Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  (See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)  Excluding changes in market values, our average investment in our Non-Agency MBS increased by $1.940 billion, or 135.3%, to $3.374 billion for 2011 from $1.434 billion for 2010.  The growth in our Non-Agency MBS since 2010 has primarily been funded with securitized debt in connection with our resecuritization transactions and capital raised in a public offering of our common stock in March 2011.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during 2011, primarily in connection with our resecuritization transactions in February and June 2011.  These delinkings resulted in Non-Agency MBS of $773.0 million, previously included as a component of Linked Transactions, being recognized as MBS on our consolidated balance sheet as of December 31, 2011.  Our Non-Agency MBS portfolio yielded 7.55% for 2011 compared to 9.79% for 2010.  The decrease in the yield on our Non-Agency MBS portfolio is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  During 2011, we recognized net purchase discount accretion of $42.2 million on our Non-Agency MBS, compared to $34.7 million for 2010.  At

December 31, 2011, we had net purchase discounts of $1.478 billion, including Credit Reserve and previously recognized OTTI of $1.229 billion, on our Non-Agency MBS, or 27.3% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS (1)			Non-Agency MBS (1)			Total MBS (1)
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Quarter Ended	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR
December 31, 2011	3.79%	3.14%	19.35%	6.07%	7.02%	13.07%	4.60%	4.51%	17.19%
September 30, 2011	3.98	3.37	19.29	6.15	7.25	14.66	4.75	4.75	17.97
June 30, 2011	4.14	3.68	16.57	6.41	7.84	14.63	4.87	5.01	16.03
March 31, 2011	4.32	3.84	20.95	6.83	8.58	14.80	5.00	5.12	19.39

December 31, 2010	4.42	3.87	24.88	7.28	9.00	14.43	5.09	5.07	22.46
September 30, 2010	4.48	3.93	23.81	7.42	9.92	15.49	5.05	5.10	22.08
June 30, 2010	4.66	3.61	42.75	7.46	10.18	14.62	5.16	4.80	37.19
March 31, 2010	5.12	4.64	25.61	7.34	10.46	14.40	5.43	5.45	24.00

(1)  Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date.  Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased bonds and continues to be earned on sold bonds until settlement date.

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

(3)  Reflects annualized interest income divided by average amortized cost.

The following table presents information about average balances of our MBS portfolio by category and associated income for the years ended December 31, 2011 and 2010.

	Average		Weighted
	Amortized	Interest	Average	Coupon	Net Asset
MBS Category	Cost(1)	Income	Coupon	Yield(2)	Yield(3)
(Dollars in Thousands)
Year Ended December 31, 2011
Agency MBS	$6,921,494	$241,994	4.22%	4.05%	3.50%
Non-Agency MBS, including transfers to a consolidated VIE (2)	3,373,534	254,617	4.64	6.30	7.55
Total	$10,295,028	$496,611	4.39	4.79	4.82%
Year Ended December 31, 2010
Agency MBS	$6,214,257	$250,602	4.91%	4.69%	4.03%
Non-Agency MBS, including transfers to a consolidated VIE (2)	1,434,125	140,351	4.79	7.36	9.79
Total	$7,648,382	$390,953	4.88	5.19	5.11%

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

(3) Reflects annualized interest income divided by the average amortized cost.

Interest income from our cash investments, which are comprised of money market investments, is not a material source of income, as the yields on such funds remain at historically low levels, decreased to $136,000 for 2011 from $385,000 for 2010.  Our average cash investments were $459.4 million and yielded 0.03% for 2011 compared to average cash investments of $520.5 million that yielded 0.07% for 2010.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At December 31, 2011, we had repurchase agreement borrowings of $7.813 billion and securitized debt of $875.5 million, of which $3.378 billion was hedged with Swaps.  The increase in our borrowings and securitized debt in 2011 as compared to 2010 is primarily due to our acquisition of additional MBS.  In addition, for GAAP reporting purposes, we recorded an obligation to return securities obtained as collateral of $306.4 million in connection with our financing of Non-Agency MBS.  At December 31, 2011, our Swaps had a weighted average fixed-pay rate of 2.80% and extended 22 months on average with a maximum remaining term of approximately 50 months.  Our cost of funding on the hedged portion of our borrowings is in effect fixed over the term of the related Swap.  As a result, the interest expense on our hedged repurchase agreement borrowings has not declined to the same extent that market interest rates have declined over time.

Our interest expense for 2011 increased by 3.0% to $149.4 million, from $145.1 million for 2010.  This increase reflects the combined impact of an increase in our average borrowings, partially offset by lower interest rates on such borrowings.  Our interest expense for 2011 was comprised of interest expense of $137.7 million on our borrowings under repurchase agreements, which includes the cost of our Swaps, and $11.7 million on our securitized debt.  Our average repurchase agreement borrowings for 2011 were $7.585 billion, compared to $6.236 billion for 2010.  As a result of the three resecuritization transactions, we had securitized debt of $875.5 million at December 31, 2011.  Our securitized debt, which bears interest at variable rates, had an aggregate weighted average balance of $784.1 million for 2011, compared to $55.0 million for 2010.

The following table presents information about our securitized debt at December 31, 2011:

	At December 31, 2011
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
One-month LIBOR + 100 basis points	$356,724	1.30%
One-month LIBOR + 125 basis points	518,796	1.55
Total	$875,520	1.44%

The effective interest rate paid on our borrowings decreased to 1.79% for 2011 from 2.31% for 2010, reflecting a decline in market interest rates and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $95.7 million, or 114 basis points, for 2011, compared to interest expense of $111.8 million, or 178 basis points, for 2010.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates, and as such Swaps continue to amortize and/or expire. The Swap component of our borrowing costs has and is expected to continue to decrease.  During 2011, we entered into 15 Swaps with an aggregate notional amount of $1.215 billion, a weighted average fixed-pay rate of 1.34% and initial maturities ranging from one to five years that hedge against increases in the LIBOR rate associated with our anticipated repurchase financings and our securitized debt.  During 2011, we had Swaps with an aggregate notional amount of $642.6 million and a weighted average fixed-pay rate of 4.12% expire.

In June 2011, we purchased a Swaption, which at expiration of the option period in January 2012 gave us the right, but not the obligation, to enter into a Swap for a four-year term under which we would pay a fixed rate of 1.90% and receive a variable rate equal to one-month LIBOR on a $100.0 million notional.  At the option’s expiration, we could have elected to cash settle the option if such option was “in-the-money” or allow the option to expire at no additional cost to us.  We entered into this Swaption to provide us with the ability to protect against rates rising above the fixed rate specified in the Swaption agreement.  At the termination of the option period in January 2012, we allowed the option to expire.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple(1)		Multiple(2)
December 31, 2011	3.6	(3)	3.7
September 30, 2011	3.4	(4)	3.5
June 30, 2011	3.2	(5)	3.3
March 31, 2011	2.9		3.0

December 31, 2010	2.8		3.0
September 30, 2010	2.6		2.8
June 30, 2010	2.8		3.0
March 31, 2010	2.7		2.8

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral divided by stockholders’ equity.

(2) The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral and borrowings that are reported on our balance sheet as a component of Linked Transactions of $170.9 million, $193.0 million, $225.4 million, $304.1 million, $567.3 million, $422.3 million, $342.0 million and $321.8 million at December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

(3)  The increase in our leverage multiple from 3.4x at September 30, 2011 to 3.6x at December 31, 2011 primarily reflects a decline in the market value of our Non-Agency MBS and increased use of financing structures of Non-Agency MBS.

(4)  The increase in our leverage multiple from 3.2x at June 30, 2011 to 3.4x at September 30, 2011 primarily reflects a decline in the market value of our Non-Agency MBS.

(5)  The increase in our leverage multiple from 2.9x at March 31, 2011 to 3.2x at June 30, 2011 reflects the use of resecuritization to finance a portion of our Non-Agency MBS portfolio.

For 2011, our net interest income increased by $101.1 million, or 41.1%, to $347.3 million from $246.2 million for 2010.  This increase primarily reflects the impact of additional higher yielding Non-Agency MBS partially offset by an increase in our average borrowings.  Our net interest spread and margin for 2011 were 2.62% and 3.00%, respectively, compared to a net interest spread and margin of 2.47% and 3.02%, respectively, for 2010.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

						Average
					Yield on	Balance of
			Average		Average	Repurchase
	Average	Interest	Interest	Total	Interest-	Agreements		Average	Net
	Amortized Cost	Income on	Earning	Interest	Earning	and Securitized	Interest	Cost of	Interest
Quarter Ended	of MBS (1)	MBS	Cash (2)	Income	Assets(3)	Debt	Expense	Funds	Income
(Dollars in Thousands)
December 31, 2011	$11,000,704	$123,964	$402,958	$123,994	4.35%	$8,899,013	$38,811	1.73%	$85,183
September 30, 2011	11,010,686	130,741	548,339	130,766	4.53	9,034,044	38,752	1.70	92,014
June 30, 2011	10,545,419	132,082	432,005	132,109	4.81	8,473,314	37,195	1.76	94,914
March 31, 2011	8,587,526	109,824	453,730	109,878	4.86	7,041,406	34,653	1.99	75,225

December 31, 2010	7,689,167	97,498	482,683	97,597	4.78	6,324,079	35,469	2.23	62,128
September 30, 2010	7,637,483	97,296	440,146	97,417	4.82	6,205,856	35,464	2.26	61,953
June 30, 2010	7,375,637	88,515	646,644	88,627	4.42	6,129,448	35,741	2.34	52,886
March 31, 2010	7,893,552	107,644	513,867	107,697	5.13	6,507,890	38,451	2.40	69,246

(1)  Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  Reflects annualized interest income divided by average amortized cost of interest-earning assets.

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread(1)	Margin(2)	MBS(3)	MBS(4)	Spread(5)
December 31, 2011	2.62%	3.00%	4.51%	1.73%	2.78%
September 30, 2011	2.83	3.20	4.75	1.70	3.05
June 30, 2011	3.05	3.46	5.01	1.76	3.25
March 31, 2011	2.87	3.31	5.12	1.99	3.13

December 31, 2010	2.55	3.06	5.07	2.23	2.84
September 30, 2010	2.56	3.08	5.10	2.26	2.84
June 30, 2010	2.08	2.64	4.80	2.34	2.46
March 31, 2010	2.73	3.29	5.45	2.40	3.05

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)  Annualized net interest income divided by average interest-earning assets.

(3)  Annualized interest income on MBS divided by average amortized cost of MBS.

(4)  Annualized interest expense divided by average balance of repurchase agreements and securitized debt.

(5)  Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

During 2011, we recognized OTTI charges through earnings of $10.6 million against 35 of our Non-Agency MBS.  These impairment charges, which were recognized on Non-Agency MBS, reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2011, we had 40 Agency MBS with a gross unrealized loss of $1.7 million and 242 Non-Agency MBS with a gross unrealized loss of $288.0 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2011 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.  During 2010, we recognized impairment losses of $12.3 million through earnings in connection with eight Non-Agency MBS.  See “Critical Accounting Policies and Estimates” for more information regarding OTTI.

For 2011, we had other income, net of $10.8 million.  This income primarily reflects the impact of $6.7 million of gains realized on the sale of certain Agency MBS and net gains of $3.0 million on our Linked Transactions.  The gains on our Linked Transactions for 2011 were comprised of interest income of $25.6 million on the underlying Non-Agency MBS, interest expense of $4.8 million on the associated repurchase agreements and a reduction of $17.8 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During 2011, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $773.0 million, repurchase agreement borrowings of $46.7 million and associated accrued interest accounts on a gross basis on our consolidated balance sheet.  In addition, during 2011, we recognized $915,000 of expense reflecting the premium paid for a Swaption used to hedge interest rate exposure on our repurchase agreement financings and recognized a gain of $430,000 on the sale of real estate.  For 2010, we had other income, net of $62.2 million.  This income primarily reflects the net impact of:  (i) $33.7 million of gains realized on the sale of MBS during the first quarter of 2010, of which $33.1 million was realized on the sale of $931.9 million of our longer-term Agency MBS; (ii) losses of $26.8 million on the termination of repurchase financings in connection with our MBS sales; and (iii) net gains of $53.8 million on our Linked Transactions.

During 2011, we had compensation and benefits and other general and administrative expense of $30.2 million, or 1.12% of average equity compared to $24.7 million, or 1.11% of average equity, for 2010.  The $2.9 million increase in our compensation expense to $19.0 million for 2011, compared to $16.1 million for 2010, primarily reflects an increase to our bonus pool accrual and additional salary expense for new hires, salary increases, and vesting of equity-based compensation awards.  Our other general and administrative expenses increased by $2.7 million to $11.3 million for 2011 compared to $8.6 million for 2010.  This increase was primarily comprised of increases in office rent and related occupancy costs, professional services, including auditing and legal fees and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

For 2010, we had net income available to our common stock and participating securities of $261.6 million, or $0.93 per basic and diluted common share, compared to net income available to common stock and participating securities of $260.0 million, or $1.06 per basic and diluted common share, for 2009.

Interest income on our MBS portfolio for 2010 decreased to $391.0 million compared to $504.5 million for 2009, primarily reflecting the decrease in our Agency MBS portfolio and the lower yield on such portfolio.  Beginning in early 2009, we strategically decreased our Agency MBS portfolio through sales and by reinvesting only a portion of the principal runoff from this portfolio in new Agency MBS.  At the same time, we increased our investments in Non-Agency MBS, which generate higher yields relative to Agency MBS.  This shift in investment strategy has resulted in an overall reduction in our MBS portfolio and total interest-earning assets, reflecting the lower leverage multiple employed with respect to Non-Agency MBS.  Excluding changes in market values, our average investment in MBS decreased by $1.747 billion, or 18.6%, to $7.648 billion for 2010 from $9.395 billion for 2009.  The net yield on our MBS portfolio was 5.11% for 2010 compared to 5.37% for 2009.  The lower yield on our MBS portfolio, driven by a decrease in yield on our Agency MBS portfolio, was partially offset by the increase in our higher yielding Non-Agency MBS portfolio.  Our Agency MBS portfolio yield decreased to 4.03% for the 2010 from 5.03% for 2009.  This decrease in our Agency MBS yield reflects (i) a 55 basis point reduction in the gross coupon rate as interest rates on the underlying mortgages reset to lower market rates and recent purchases of lower yielding Agency MBS that partially replaced higher yielding Agency MBS that amortized/prepaid or were sold and (ii) a 40 basis point increase in the cost of our premium amortization primarily due to: (a) the impact of the implementation of loan buyout programs instituted by Fannie Mae and Freddie Mac, pursuant to which 120+ days delinquent mortgages were purchased out of existing Agency MBS pools (or Agency Buyouts) during 2010; (b) refinance activity fueled by historically low market interest rates available on mortgages; and (c) the continuing impact of Agency Buyouts.

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

The following table presents information about our average balances on our MBS portfolio categories and associated income generated from each of our investment security categories during the years ended December 31, 2010 and December 31, 2009:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include our accounts and all majority owned and controlled subsidiaries.  In addition, we consolidated the special purpose entities created to facilitate the resecuritization transactions that we completed in June 2011, February 2011, and October 2010.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the consolidated financial statements.  In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  Management believes the more significant of these to be as follows:

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are comprised of Agency MBS and Non-Agency MBS, as discussed and detailed in Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  With the exception of MBS accounted for as a component of our Linked Transactions, all of our MBS are designated as available-for-sale and carried on the balance sheet at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and recorded in accumulated other comprehensive income/(loss), a component of stockholders’ equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

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

In making our assessments about other-than-temporary impairments, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of lower credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date revised) against the present value of cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

During 2011, we recognized credit-related OTTI losses of $10.6 million through earnings against 35 of our Non-Agency MBS reflecting changes in the estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At December 31, 2011, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $1.7 million at December 31, 2011.  Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is “more likely than not” that we will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2011 any unrealized losses on our Agency MBS were temporary.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods.  (See Part I, Item 1A, Risk Factors, “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.”)

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

Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The fair value of U.S. Treasury securities obtained as collateral and the associated obligation to return securities obtained as collateral are based upon prices obtained from a third-party pricing service, which are indicative of market activity.  Securities obtained as collateral are classified as Level 1 in the fair value hierarchy as they are traded in active markets.

Agency and Non-Agency MBS and Securitized Debt

We determine the fair value of our Agency MBS based upon prices obtained from a third party pricing service, which are indicative of market activity.

For Agency MBS, the valuation methodology of our third-party pricing services incorporate commonly used market pricing methods, which incorporate trading activity observed in the market place and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage; coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  Management analyzes pricing data received from third party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the market place.

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, we understand that pricing services use observable inputs that include, in addition to trading activity observed in the market place, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-list results from various sources, when available.

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters.  Accordingly, our MBS are classified as Level 2 in the fair value hierarchy.

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

Derivative Hedging Instruments

We determine the fair value of our derivative hedging instruments considering valuations obtained from a third party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing our derivative hedging instruments, we consider our creditworthiness and that of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of our derivative hedging instruments are subject to bilateral collateral arrangements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  Our derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

Interest Income on our Non-Agency MBS

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of lower credit quality is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities and/or in the recognition of OTTI impairments.

Based on the projected cash flows for our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as a Credit Reserve, which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be accreted into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amounts designated as Credit Reserve maybe be increased, and/or impairment and write-downs of such securities to a new cost basis could result.

Hedging Activities

As part of our interest rate risk management, we periodically hedge a portion of our interest rate risk using derivative financial instruments, currently comprised of Swaps and Swaptions, which are designated and accounted for as hedging instruments.  We use Swaps to modify the repricing characteristics of our repurchase agreements and cash flows for such liabilities.  Under each Swap, we agree to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month LIBOR, on the notional amount of the Swap.  Our Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  We document our risk-management policies, including objectives and strategies, as they relate to our hedging activities and the relationship between the hedging instrument and the hedged liability.  We assess both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge relationship is “highly effective.”

We discontinue hedge accounting on a prospective basis and recognize changes in the fair value of the derivative through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (ii) it is no longer probable that the forecasted transaction will occur or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.

Swaps are carried on our balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of our Swaps are recorded in other comprehensive income/(loss) provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  We have not recognized any change in the value of our existing Swaps through earnings as a result of hedge ineffectiveness.

Swaptions are carried as assets on our balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income/(loss), a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income/loss during the option period.  We use the cumulative dollar-offset ratio to assess the hedge effectiveness of our Swaptions.

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

Accounting for Stock-Based Compensation

We expense our equity based compensation awards over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(j) and 12 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

During 2010, we granted certain RSUs that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in our closing common stock price over a two- or four-year period and dividends declared on our common stock during those periods.  During 2011, we granted certain RSUs that vest annually over a three-year period, provided that certain criteria are met, which are based on a formula that includes changes in our closing stock price over the annual vesting period and dividends declared on our common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, depending on market conditions, proceeds from capital market and resecuritization transactions.  Our most significant uses of cash are generally to pay principal and pay interest on our borrowings under repurchase agreements and securitized debt, to purchase MBS, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We seek to employ a diverse capital raising strategy under which we may issue capital stock.  In March 2011, we issued 74.8 million shares of our common stock in a public offering, generating net cash proceeds of $605.0 million, after expenses.  In addition, during the year ended December 31, 2011, we issued 404,516 shares of common stock through our DRSPP, raising net proceeds of $2,801,318.  We primarily used the proceeds from issuance of our common stock to invest in Agency MBS and Non-Agency MBS in accordance with our investment policy.  To the extent we issue additional equity through capital market transactions, we currently anticipate using the cash proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreements and other borrowings for working capital, and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  At December 31, 2011, we had available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock and/or warrants pursuant to our automatic shelf registration statement and 10.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.

Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements as such terms related to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

During 2011, the financial market environment was impacted by continued accommodative monetary policy.  During 2011 and thus far into 2012, repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At December 31, 2011, we had a total of $9.041 billion of MBS and U.S. Treasury Securities and $15.5 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2011, we had a Cushion of $953.6 million available to meet potential margin calls, comprised of cash and cash equivalents of $394.0 million, unpledged Agency MBS of $468.2 million, and excess pledged collateral of $91.4 million.  In addition, at December 31, 2011, we had unpledged Non-Agency MBS with a fair value of $799.8 million.

During 2011, we entered into two resecuritization transactions that resulted in us consolidating as VIEs, both SPEs that were created to facilitate each of these transactions, and to which the underlying assets in connection with the resecuritizations were transferred.  As part of these two resecuritization transactions, we sold Non-Agency MBS to Credit Suisse First Boston Mortgage Securities Corp. (or CSMC), who subsequently transferred the underlying certificates to two separate Delaware Statutory trusts, which we consolidate as VIEs.  (See Note 14 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information about our resecuritization transactions entered into during the year ended December 31, 2011:

(Dollars in Thousands)	February 2011	June 2011
Name of Delaware Statutory Trust (Consolidated as a VIE)	CSMC Series 2011-1R	CSMC Series 2011-7R
Principal value of Non-Agency MBS sold	$1,319,969	$1,283,422
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$488,389	$474,866
Pass-through rate for Senior Bonds issued	One-month Libor plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$831,580	$808,556
Cash received	$488,389	$474,866
Notional amount acquired of non-rated, variable-rate interest only senior certificates	$488,389	$474,866
Expenses incurred (2)	$3,732	$3,291

(1)  Provides credit support for the variable rate, sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (or Senior Bonds).

(2)  Amortized to interest expense over the life of the resecuritized debt.

For financial statement reporting purposes, we consolidate the underlying trusts in the resecuritizations and, as such, no gain or loss was recorded in connection with securities transferred to the VIEs.  Since the underlying trusts are consolidated, we take the view that the resecuritizations are effectively financings of the Non-Agency MBS sold to CSMC resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt.

	Repurchase Agreements				Securitized Debt
Quarter Ended	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month- End During the Quarter	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End During the Quarter
(In Thousands)
December 31, 2011	$7,969,178	$7,813,159		$7,996,749	$929,836	$875,520		$932,239
September 30, 2011	8,007,343	8,017,663		8,084,098	1,026,701	958,406		1,027,701
June 30, 2011	7,742,223	7,870,251		7,870,251	731,091	1,062,040	(1)	1,062,040	(1)
March 31, 2011	6,600,592	7,652,713	(2)	7,652,713	440,814	663,367	(3)	680,794	(3)

December 31, 2010	6,105,940	5,992,269	(4)	6,116,460	218,139	220,933	(5)	237,612	(5)
September 30, 2010	6,205,856	5,995,447	(4)	6,268,142	—	—		—
June 30, 2010	6,129,448	6,274,220		6,274,220	—	—		—
March 31, 2010	6,507,890	6,013,875	(4) (6)	6,872,221	—	—		—

December 31, 2009	7,372,074	7,195,827	(4)	7,392,430	—	—		—
September 30, 2009	7,774,620	7,575,287	(4)	7,818,467	—	—		—
June 30, 2009	8,369,408	7,951,931	(4) (7)	8,387,883	—	—		—
March 31, 2009	8,984,456	8,772,641		9,054,452	—	—		—

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

(4)  The lower end of quarter balance reflects the declining balance of our borrowings under repurchase agreements associated with our Agency MBS during the quarter.

(5)  Reflects securitized debt from our resecuritizations transaction in October 2010.

(6)  The decrease in borrowings under repurchase agreements reflects the termination of $657.3 million of borrowings under repurchase agreements during the first quarter of 2010 in connection with sales of $931.9 million of Agency MBS.  We did not have any continuing involvement with any securities sold.

(7)  The decrease in borrowings under repurchase agreements at June 30, 2009, reflects lower borrowings associated with sales of $438.5 million of Agency MBS.  We did not have any continuing involvement with any securities sold.

Cash Flows and Liquidity For the Year Ended December 31, 2011

Our cash and cash equivalents increased by $48.8 million during the year ended December 31, 2011, reflecting: $2.098 billion provided by our financing activities; $334.4 million provided by our operating activities; and $2.383 billion used through our investing activities, primarily to purchase MBS.

At December 31, 2011, our debt-to-equity multiple was 3.6 times, compared to 2.8 times at December 31, 2010.  This increase is primarily due to an increase in borrowings under repurchase agreements and our increased securitization transactions to finance the growth of our MBS portfolio in 2011.  At December 31, 2011, we had borrowings under repurchase agreements of $7.813 billion with 25 counterparties, of which $6.199 billion was secured by Agency MBS, $1.314 billion was secured by Non-Agency MBS and $300.0 million was secured by U.S. Treasuries.  In addition, at such date, we had $170.9 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 4 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2010, we had borrowings under repurchase agreements of $5.992 billion with 21 counterparties and had borrowings under repurchase agreements of $567.3 million that were a component of our Linked Transactions.

At December 31, 2011, we had aggregate securitized debt of $875.5 million, resulting from our resecuritization transactions.  During the year ended December 31, 2011, we used cash of $308.7 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.48 years at December 31, 2011.

During 2011, we used $2.383 billion through our investing activities.  During the year, we received cash of $2.291 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.785 billion was attributable to Agency MBS and $505.6 million was from Non-Agency MBS.  During 2011, we purchased $3.071 billion of Agency MBS and $1.763 billion of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During 2011, we sold certain of our Agency MBS for $150.6 million, realizing gross gains of $6.7 million.

In connection with our repurchase agreements and Swaps, we routinely receive margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral fluctuates reflecting changes in:  (i) the face (or par) value of our for MBS;  (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional securities and/or cash.  We have maintained compliance with all of our financial covenants to date.

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and	Net Assets
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Securities Received For Reverse Margin Calls	Received/ (Pledged) For Margin Activity
(In Thousands)
December 31, 2011	$451,838	$10,901	$462,739	$463,791	$1,052
September 30, 2011	719,639	2,660	722,299	657,785	(64,514)
June 30, 2011	341,764	5,150	346,914	394,342	47,428
March 31, 2011	259,382	650	260,032	360,737	100,705

During 2011, we paid $329.3 million for cash dividends on our common stock and dividend equivalent rights (or DERs) (which were declared in September 2011, June 2011, March 2011 and December 2010) and paid cash dividends of $8.2 million on our preferred stock.  On December 14, 2011, we declared our fourth quarter 2011 dividend on our common stock of $0.27 per share; on January 31, 2012, we paid this dividend, which totaled $96.6 million, including DERs of approximately $447,000.

We believe that we have adequate financial resources to meet our current obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.  Access to financing may also be negatively impacted by the ongoing volatility in the world financial markets, potentially adversely impacting our current or potential lenders’ ability to provide us with financing.  In addition, there is no assurance that favorable market conditions will continue permit us to consummate additional securitization transactions if we determine to seek that form of financing.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 39 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal amounts due (which does not include interest payable) on our repurchase agreements, Linked Transactions, securitized debt and non-cancelable office leases at December 31, 2011:

	Due During the Year Ending December 31,
(In Thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Repurchase agreements	$7,748,855	$22,300	$42,004	$—	$—	$—	$7,813,159
Linked Transactions (1)	170,897	—	—	—	—	—	170,897
Securitized Debt (2)	32,902	36,664	43,569	50,832	58,688	652,865	875,520
Long-term lease obligations	2,380	2,381	2,382	2,397	2,552	8,616	20,708
	$7,955,034	$61,345	$87,955	$53,229	$61,240	$661,481	$8,880,284

(1)  Reflect payments of principal due on repurchase agreements that are a component of our Linked Transactions.

(2)  Securitized debt is contractually scheduled to mature by December 2024.  However, the weighted average life of the securitized debt is estimated to be 1.48 years assuming a 10.3% weighted average CPR.

INFLATION

Substantially all of our assets and liabilities are financial in nature.  As a result, changes in interest rates and other factors impact our performance far more than does inflation.  Our financial statements are prepared in accordance with GAAP and dividends are based upon net ordinary income as calculated for tax purposes.  In each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties.  The forward-looking statements contain words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may” or similar expressions.

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act, including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

INTEREST RATE RISK

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with December 31, 2011, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 21.1%.

The following table presents information at December 31, 2011 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions.

		Estimated Months to
		Asset Reset or
		Expected	Estimated Months	Repricing Gap
CPR Assumptions		Prepayment	to Liabilities Reset (1)	in Months (1)
0	%(2)	54	9	45
15%		29	9	20
20%		25	9	16
25%		22	9	13

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At December 31, 2011, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 45 days and a weighted average term to interest rate reset of 30 days, or an effective repricing period of 9 months, including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the year ended December 31, 2011, our Swaps accounted for $95.7 million, or 114 basis points, of our borrowing costs.  At December 31, 2011, we had borrowings under repurchase agreements of $7.813 billion and borrowings under repurchase agreements of $170.9 million underlying our Linked Transactions.  At such date, we had Swaps with a notional amount of $3.378 billion with a weighted average fixed-

pay rate of 2.80%, which extended 22 months on average with a maximum term of approximately 50 months.

At December 31, 2011, our Swaps were in a net unrealized loss position of $114.2 million, compared to an unrealized loss position of $139.1 million at December 31, 2010.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, including under Item 8 on this Annual Report on Form 10-K.)

In June 2011, we purchased a Swaption for which we paid a premium of $915,000.  This Swaption provided us with the option at expiration of the option period to enter into a four-year, $100.0 million notional Swap with a fixed-pay rate of 1.90% and a variable-receive rate equal to one-month LIBOR over the term of the Swap.  We entered into this Swaption to protect against rising interest rates at expiration of the option term in January 2012.  At the termination of the option period in January 2012, we allowed the option to expire.

The interest rates for most of our ARM-MBS, once in their adjustable period, primarily reset based on LIBOR and CMT, while our borrowings, comprised of repurchase agreements and securitized debt, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted by the timing and amount of prepayments, credit performance and the benchmark rate to which the underlying mortgages are indexed.

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

At December 31, 2011, MFA’s $11.139 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total
		Average			Average			Average
		Months to	Average		Months to	Average		Months to	Average
(Dollars in Thousands)	Market Value	Reset (2)	CPR (3)	Market Value	Reset (2)	CPR (3)	Market Value	Reset (2)	CPR (3)
Time to Reset:
< 2 years (4)	$1,785,933	8	16.0%	$2,027,481	5	11.9%	$3,813,414	7	13.9%
2-5 years	2,726,972	41	23.9	609,162	45	16.7	3,336,134	42	22.7
> 5 years	976,776	69	21.4	192,882	63	13.6	1,169,658	68	19.5
ARM-MBS Total	$5,489,681	35	20.9%	$2,829,525	18	13.0%	$8,319,206	29	18.1%
15-year fixed	$1,647,850		14.4%	$—		—%	$1,647,850		14.4%
30-year fixed	—		—	1,165,853		13.1	1,165,853		13.1
40-year fixed	—		—	6,037		14.8	6,037		14.8
Fixed Rate Total	$1,647,850		14.4%	$1,171,890		13.1%	$2,819,740		13.9%
MBS Total	$7,137,531		19.4%	$4,001,415		13.0%	$11,138,946		17.1%

(1)  Information presented based on data available at time of loan origination.

(2)  Months To Reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(3)  Average CPR weighted by positions as of the beginning of each month in the quarter.

(4)  Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at December 31, 2011 and December 31, 2010.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2011 and 2010.

December 31, 2011

Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments (2)	Estimated Value of Financial Instruments Carried at Fair Value (3)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (4)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,026,210	$(58,039)	$10,968,171	$(56,581)	(11.03)%	(0.51)%
+ 50 Basis Point Increase	$11,090,070	$(86,116)	$11,003,954	$(20,798)	(5.38)%	(0.19)%
Actual at December 31, 2011	$11,138,946	$(114,194)	$11,024,752	$—	—	—
- 50 Basis Point Decrease	$11,172,838	$(142,271)	$11,030,567	$5,815	2.48%	0.05%
-100 Basis Point Decrease	$11,191,746	$(170,348)	$11,021,398	$(3,354)	0.02%	(0.03)%

December 31, 2010

Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments (2)	Estimated Value of Financial Instruments Carried at Fair Value (3)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (4)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$8,664,126	$(90,756)	$8,573,370	$(90,567)	(7.12)%	(1.05)%
+ 50 Basis Point Increase	$8,738,686	$(114,949)	$8,623,737	$(40,200)	(3.34)%	(0.46)%
Actual at December 31, 2010	$8,803,079	$(139,142)	$8,663,937	$—	—	—
- 50 Basis Point Decrease	$8,857,304	$(163,335)	$8,693,969	$30,032	0.96%	0.35%
-100 Basis Point Decrease	$8,901,362	$(187,528)	$8,713,834	$49,897	(1.11)%	0.58%

(1)  Includes linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheet.  Such MBS may not be linked in future periods.

(2)  At December 31, 2011, reflects the estimated fair value of Swaps and Swaptions.  At December 31, 2010, reflects the estimated fair value of Swaps.

(3)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(4)  Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Tables and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2011 and December 31, 2010.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ significantly from those estimated in the Shock Tables above.

The Shock Tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Tables present the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at December 31, 2011 and December 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At December 31, 2011, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.24, which is the weighted average of 1.16 for our Agency MBS, (1.67) for our derivative hedging instruments and 0.00 for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.54), which is the weighted average of (0.84) for our Agency MBS, 0.00 for our derivative hedging instruments and 0.00 for our Non-Agency MBS.  At December 31, 2010, we used a calculated effective duration of 0.80 and expected convexity of (0.46).  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

MARKET VALUE RISK

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At December 31, 2011, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At December 31, 2011, our Non-Agency MBS had a fair value of $3.775 billion and an amortized cost of $3.936 billion, comprised of gross unrealized gains of $127.2 million and gross unrealized losses of $288.0 million.  At December 31, 2011, our Linked Transactions included MBS with a fair value of $226.0 million, including net unrealized losses of $11.6 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at December 31, 2011.  Information presented with respect to weighted average loan to value, weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher(1)			Below 715(1)
			2005			2005
Year of Securitization (2)	2007	2006	and Prior	2007	2006	and Prior	Total
(Dollars in Thousands)
Number of securities	79	87	95	14	18	35	328
MBS current face	$1,987,291	$1,300,444	$1,510,192	$221,990	$315,815	$368,157	$5,703,889
Total purchase discounts, net (3)	$(502,879)	$(390,497)	$(300,435)	$(93,557)	$(151,032)	$(91,683)	$(1,530,083)
Purchase discount designated as Credit Reserve and OTTI (4)	$(463,414)	$(308,110)	$(213,303)	$(85,908)	$(136,526)	$(67,240)	$(1,274,501)

Purchase discount designated as Credit Reserve and OTTI as percentage of current face	23%	24%	14%	39%	43%	18%	22%
MBS amortized cost	$1,484,412	$909,947	$1,209,757	$128,433	$164,783	$276,474	$4,173,806
MBS fair value	$1,406,558	$892,387	$1,136,008	$127,381	$171,258	$267,823	$4,001,415
Weighted average fair value to current face	70.8%	68.6%	75.2%	57.4%	54.2%	72.7%	70.2%
Weighted average coupon (5)	5.34%	4.50%	3.73%	4.27%	3.67%	4.10%	4.51%
Weighted average loan age (months) (5) (6)	58	66	80	59	67	82	68
Weighted average loan to value at origination (5) (7)	71%	71%	70%	73%	71%	69%	70%
Weighted average FICO score at origination (5) (7)	734	731	727	702	703	705	727
Owner-occupied loans	90.0%	89.6%	86.2%	82.7%	82.9%	83.7%	87.8%
Rate-term refinancings	26.4%	18.9%	15.8%	19.3%	14.7%	13.4%	20.1%
Cash-out refinancings	31.2%	30.3%	27.4%	39.9%	37.7%	35.7%	31.0%
3 Month CPR (6)	14.6%	14.5%	12.0%	13.3%	13.4%	11.5%	13.6%
3 Month CRR (6) (8)	7.6%	6.6%	6.7%	3.4%	4.3%	5.9%	6.7%
3 Month CDR (6) (8)	6.0%	7.4%	4.8%	10.1%	9.4%	5.3%	6.3%
3 month loss severity	47.6%	48.2%	42.5%	62.0%	62.0%	49.0%	47.8%
60+ days delinquent (7)	22.5%	22.5%	15.6%	33.0%	32.3%	23.7%	21.7%
Weighted average credit enhancement (7) (9)	2.9%	3.9%	8.2%	4.4%	3.0%	13.0%	5.2%

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

(3)  Includes $1.1 million of purchase premiums.

(4)  Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)  Weighted average is based on MBS current face at December 31, 2011.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at December 31, 2011:

Property Location	Percent
Southern California	28.6%
Northern California	18.2%
Florida	8.0%
New York	5.1%
Virginia	3.6%
New Jersey	3.1%

LIQUIDITY RISK

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At December 31, 2011, we had a Cushion of $953.6 million available to meet potential margin calls, comprised of cash and cash equivalents of $394.0 million, unpledged Agency MBS of $468.2 million and excess collateral of $91.4 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

CREDIT RISK

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Our Non-Agency investment process involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.  In addition, as discussed in Part I, Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, we are potentially exposed to repurchase agreement counterparties should they default on their obligations and we are unable to recover any excess collateral pledged to them.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statement schedules are omitted because the required information is not applicable or deemed not material, or the required information is included in the consolidated financial statements and/or notes thereto.

Financial statements of subsidiaries have been omitted because such entities do not individually or in the aggregate exceed the 20% threshold under either the investment or income tests.  The Company owns 100% of each of its subsidiaries.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Financial, Inc.:

We have audited the accompanying consolidated balance sheet of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 16, 2012

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Financial, Inc.

We have audited the accompanying consolidated balance sheet of MFA Financial, Inc. as of December 31, 2010, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFA Financial, Inc. at December 31, 2010, and the consolidated results of its operations, its comprehensive (loss)/income, and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

February 14, 2011

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Per Share Amounts)	2011	2010
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,666,963 and $5,519,879 pledged as collateral, respectively)	$7,137,531	$5,980,623
Non-Agency MBS, at fair value ($692,534 and $867,655 pledged as collateral, respectively)	1,492,376	1,372,383
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,283,070	705,704
Securities obtained and pledged as collateral, at fair value	306,401	—
Cash and cash equivalents	394,022	345,243
Restricted cash	15,502	41,927
MBS linked transactions, net (“Linked Transactions”), at fair value	55,801	179,915
Interest receivable	42,837	38,215
Derivative hedging instruments, at fair value	26	—
Real estate, net	—	10,732
Goodwill	7,189	7,189
Prepaid and other assets	15,879	5,476
Total Assets	$11,750,634	$8,687,407

Liabilities:
Repurchase agreements	$7,813,159	$5,992,269
Securitized debt (2)	875,520	220,933
Obligation to return securities obtained as collateral, at fair value	306,401	—
Accrued interest payable	9,112	8,007
Derivative hedging instruments, at fair value	114,220	139,142
Dividends and dividend equivalents rights (“DERs”) payable	97,525	67,040
Accrued expenses and other liabilities	36,937	9,569
Total Liabilities	$9,252,874	$6,436,960

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; Series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 and 370,000 shares authorized; 356,112 and 280,481 issued and outstanding, respectively	3,561	2,805
Additional paid-in capital, in excess of par	2,795,925	2,184,493
Accumulated deficit	(243,061)	(191,569)
Accumulated other comprehensive (loss)/income	(58,703)	254,680
Total Stockholders’ Equity	$2,497,760	$2,250,447
Total Liabilities and Stockholders’ Equity	$11,750,634	$8,687,407

(1)  Non-Agency MBS transferred to consolidated VIEs included in the consolidated balance sheet at December 31, 2011 and December 31, 2010 represent assets of consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)  Securitized Debt included in the consolidated balance sheet at December 31, 2011 and December 31, 2010, represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 9 and 14 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2011	2010	2009

Interest Income:
Agency MBS	$241,994	$250,602	$440,357
Non-Agency MBS	101,054	127,070	64,107
Non-Agency MBS transferred to consolidated VIEs	153,563	13,281	—
Cash and cash equivalent investments	136	385	1,097
Interest Income	$496,747	$391,338	$505,561

Interest Expense:
Repurchase agreements	$137,739	$144,212	$229,406
Securitized debt	11,672	913	—
Total Interest Expense	$149,411	$145,125	$229,406

Net Interest Income	$347,336	$246,213	$276,155

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(45,144)	$(6,042)	$(85,110)
Portion of other-than-temporary impairment losses recognized in/(reclassified from) other comprehensive income/(loss)	34,574	(6,235)	67,182
Net Impairment Losses Recognized in Earnings	$(10,570)	$(12,277)	$(17,928)

Other Income, Net:
Unrealized net gains and net interest income from Linked Transactions	$3,015	$53,762	$8,829
Gain on sale of MBS, net	6,730	33,739	22,617
Revenue from operations of real estate	1,566	1,464	1,520
Loss on termination of repurchase agreements	—	(26,815)	—
Gain on sale of properties, net	430	—	—
Other, net	(914)	—	43
Other Income, Net	$10,827	$62,150	$33,009

Operating and Other Expense:
Compensation and benefits	$18,959	$16,092	$14,065
Other general and administrative expense	11,250	8,571	7,189
Real estate operating expense, mortgage interest and prepayment penalty	970	1,661	1,793
Operating and Other Expense	$31,179	$26,324	$23,047

Net Income	$316,414	$269,762	$268,189
Less: Preferred Stock Dividends	8,160	8,160	8,160
Net Income Available to Common Stock and Participating Securities	$308,254	$261,602	$260,029

Earnings per Common Share - Basic and Diluted	$0.90	$0.93	$1.06

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009

Net Income	$316,414	$269,762	$268,189
Other Comprehensive (Loss)/Income:
Unrealized gain/(loss) on Agency MBS, net	61,149	(59,644)	210,774
Unrealized (loss)/gain on Non-Agency MBS, net	(381,410)	167,732	222,959
Reclassification adjustment for MBS sales	(7,500)	(41,459)	(3,352)
Reclassification adjustment for net losses included in net income for other-than-temporary impairments	(10,570)	(12,277)	(17,928)
Unrealized gain on derivative hedging instruments, net	24,948	13,321	84,828
Other Comprehensive (Loss)/Income	(313,383)	67,673	497,281
Comprehensive Income before preferred stock dividends	$3,031	$337,435	$765,470
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(5,129)	$329,275	$757,310

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2011		2010		2009
(In Thousands, Except Per Share Amounts)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at beginning and end of year	$38	3,840	$38	3,840	$38	3,840

Common Stock, Par Value $.01:
Balance at beginning of year	$2,805	280,481	$2,801	280,078	$2,195	219,516
Issuance of common stock	756	75,631	4	403	606	60,562
Balance at end of year	$3,561	356,112	$2,805	280,481	$2,801	280,078

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$2,184,493		$2,180,605		$1,775,933
Issuance of common stock, net of expenses	607,047		605		402,646
Shares issued for common stock option exercises, net of shares withheld	—		—		116
Equity-based compensation expense and other	4,385		3,283		1,910
Balance at end of year	$2,795,925		$2,184,493		$2,180,605

Accumulated Deficit:
Balance at beginning of year	$(191,569)		$(202,189)		$(210,815)
Net income	316,414		269,762		268,189
Dividends declared on common stock	(358,104)		(250,079)		(250,576)
Dividends declared on preferred stock	(8,160)		(8,160)		(8,160)
Dividends attributable to DERs	(1,642)		(903)		(827)
Balance at end of year	$(243,061)		$(191,569)		$(202,189)

Accumulated Other Comprehensive (Loss)/Income:
Balance at beginning of year	$254,680		$187,007		$(310,274)
Change in unrealized (losses)/gains on MBS, net	(338,331)		54,352		412,453
Change in unrealized losses on derivative hedging instruments	24,948		13,321		84,828
Balance at end of year	$(58,703)		$254,680		$187,007

Total Stockholders’ Equity at end of the year	$2,497,760		$2,250,447		$2,168,262

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$316,414	$269,762	$268,189
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of MBS	(6,730)	(33,739)	(22,617)
Losses on termination of repurchase agreements	—	26,815	—
Other-than-temporary impairment charges	10,570	12,277	17,928
Accretion of purchase discounts on MBS	(42,419)	(35,053)	(17,474)
Amortization of purchase premiums on MBS	38,466	40,830	24,034
(Decrease)/increase in interest receivable	(4,622)	3,560	7,949
Depreciation and amortization on real estate and other assets	2,664	730	512
Gain on sale of real estate	(430)	—	—
Unrealized gain and other on Linked Transactions	14,855	(34,366)	(5,436)
Decrease/(increase) in prepaid and other assets and other	783	(509)	(350)
(Decrease)/increase in accrued expenses and other liabilities	(632)	(2,385)	5,924
Increase/(decrease) in accrued interest payable	1,105	(5,267)	(10,593)
Equity-based compensation expense and other	4,385	3,283	1,910
Negative amortization and principal accretion on MBS	—	—	(12)
Net cash provided by operating activities	$334,409	$245,938	$269,964
Cash Flows From Investing Activities:
Principal payments on MBS	$2,291,153	$3,090,876	$1,933,202
Proceeds from sale of MBS	150,630	939,119	650,908
Purchases of MBS	(4,834,169)	(3,114,178)	(808,887)
Proceeds from sale of real estate	11,370	—	—
Net additions to leasehold improvements, furniture, fixtures and real estate investment	(2,343)	(438)	(666)
Net cash (used in)/provided by investing activities	$(2,383,359)	$915,379	$1,774,557
Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(54,050,542)	$(50,150,577)	$(61,374,609)
Proceeds from borrowings under repurchase agreements	55,824,734	48,867,927	59,531,600
Proceeds from issuance of securitized debt	963,255	246,307	—
Principal payments on securitized debt	(308,668)	(25,374)	—
Payments to terminate repurchase agreements	—	(26,815)	—
Payments made for resecuritization related costs	(6,981)	(3,154)	—
Cash disbursements on financial instruments underlying Linked Transactions	(2,327,609)	(1,824,496)	(353,235)
Cash received from financial instruments underlying Linked Transactions	1,710,520	1,697,517	272,657
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(19,361)	(435,797)	(161,808)
Proceeds from reverse margin calls on repurchase agreements and Swaps	42,914	461,850	159,626
Payment made to purchase interest rate swaptions (“Swaptions”)	(915)	—	—
Proceeds from issuances of common stock	607,803	609	403,368
Dividends paid on preferred stock	(8,160)	(8,160)	(8,160)
Dividends paid on common stock and DERs	(329,261)	(260,228)	(221,501)
Principal amortization and prepayment on mortgage loan	—	(9,143)	(166)
Net cash provided by/(used in) financing activities	$2,097,729	$(1,469,534)	$(1,752,228)
Net increase/(decrease) in cash and cash equivalents	$48,779	$(308,217)	$292,293
Cash and cash equivalents at beginning of period	$345,243	$653,460	$361,167
Cash and cash equivalents at end of period	$394,022	$345,243	$653,460
Supplemental Disclosure of Cash Flow Information:
Interest paid	148,306	150,692	241,912
Noncash investing and financing activities:
MBS recorded upon de-linking of Linked Transactions	$773,046	$146,535	$—
Repurchase agreements recorded upon de-linking of Linked Transactions	$46,698	$79,092	$—
Securities obtained as collateral	$306,401	$—	$—
Dividends and DERs declared and unpaid	$97,525	$67,040	$76,286

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially adversely impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 13) and derivative hedging instruments (Notes 4 and 13) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  Actual results could differ from those estimates.

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

Designation

The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in accumulated other comprehensive income/(loss), a component of stockholders’ equity.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of lower credit quality is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTI through earnings.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be accreted into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

The Company determines the fair value of its Agency MBS based upon prices obtained from a third-party pricing service, which are determined based on observable market data points, as well as management’s observations of market activity.  In determining the fair value of its Non-Agency MBS, management considers a number of observable market data points including prices obtained from third-party pricing services and brokers, as well as dialogue with market participants.  (See Note 13)

Impairments/OTTI

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet.  Impairments recognized through other comprehensive income/(loss) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of lower credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

sales of securities are recorded on the trade date or when all significant uncertainties regarding the securities are removed.  However, if on the purchase settlement date a repurchase agreement is used to finance the purchase of an MBS with the same counterparty and such transactions are determined to be linked, then the MBS and linked repurchase borrowing will be reported on the settlement date as Linked Transactions.  (See Notes 2(n) and 4)

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheet as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to sell the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(i) for Repurchase Agreements and Reverse Repurchase Agreements)

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2011 or December 31, 2010.  At December 31, 2011, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $15.5 million and $41.9 million at December 31, 2011 and December 31, 2010, respectively.  (See Notes 4, 7, 8 and 13)

(f)  Goodwill

At December 31, 2011 and December 31, 2010, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2011, the Company had not recognized any impairment against its goodwill.

(g)  Depreciation

Real Estate

During 2011 the Company had 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia, through Lealand Place, LLC (“Lealand”), an indirect, wholly-owned subsidiary.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  (See Note 6)

On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.  The sale of this investment was completed during the fourth quarter of 2011 for cash proceeds of $11.4 million, resulting in a gain on sale of $430,000, which is included in Other, net on the Company’s consolidated statements of operations.

The property, capital improvements and other assets held in connection with this investment were carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements were expensed in the period incurred, while real estate assets, except land, and capital improvements were depreciated over their useful life using the straight-line method.  The estimated life was 27.5 years for buildings and five to seven years for furniture and fixtures.

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(h)  Resecuritization Related Costs

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

(i)  Repurchase Agreements and Reverse Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings, with the exception of certain repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(n) below).  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  (See Notes 2(n), 4, 7, 8 and 13)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheet.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheet and disclosed as Obligation to Return Securities Obtained as Collateral.  (See Note 2(c))

(j)  Equity Based Compensation

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

to occur, may result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  During 2011, the Company granted certain RSUs that vest annually over a three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

The Company has awarded DERs that may be attached to or awarded separately from other equity based awards.  Compensation expense for separately awarded DERs is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these DERs are charged to stockholders’ equity.  Payments made pursuant to DERs that are attached to equity based awards are charged to stockholders’ equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for DERs to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to the Company.  (See Notes 2(k) and 12)

(k)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 11)

(l)  Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) includes net income, the change in net unrealized gains/(losses) on its MBS and its derivative hedging instruments, which are comprised of Swaps and Swaptions, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for MBS and is reduced by dividends declared on the Company’s preferred stock.

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

(n)  Derivative Financial Instruments

Hedging Activity

As part of the Company’s interest rate risk management, it periodically hedges a portion of its interest rate risk using derivative financial instruments, currently comprised of Swaps and Swaptions, and does not enter into derivative transactions for speculative or trading purposes and, accordingly, accounts for its Swaps and Swaptions as hedging instruments.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in other comprehensive income/(loss) provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness.

Swaptions

As part of its strategy to hedge its exposure to increases in interest rates, the Company has purchased Swaptions, which give it the right, but not the obligation, to enter into a Swap at a future date.  Swaptions are carried as assets on the Company’s balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income/(loss), a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  The Company uses the cumulative dollar-offset ratio to assess the hedge effectiveness of its Swaptions.

Non-Hedging Activity/Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheet.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in other comprehensive income/(loss).  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a Linked Transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS and the income recognition yield for such MBS will be calculated prospectively using the new cost basis.  (See Notes 4 and 13)

(o)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

The Company’s presentation of fair value for its financial assets and liabilities is determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  This definition of fair value is based on a consistent definition of fair value which focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, the framework for measuring fair value establishes a three-level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  (See Note 13)

Although permitted under GAAP to measure many financial instruments and certain other items at fair value, the Company has not elected the fair value option for any of its assets or liabilities.  If the fair value option is elected, unrealized gains and losses on such items for which fair value is elected would be recognized in earnings at

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.

(p)  Variable Interest Entities

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

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 14)

(q)  New and Proposed Accounting Standards and Interpretations

Accounting Standards Adopted in 2011

Fair Value

For fiscal years beginning after December 15, 2010 (and for interim periods within those fiscal years), Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, (“ASU 2010-6”) requires separate disclosure of purchases, sales, issuances, and settlements in the Level 3 roll-forward.  The Company’s adoption of the additional disclosure provisions of ASU 2010-06 beginning on January 1, 2011 did not have an impact on its consolidated financial statements.

Recent Accounting Standards to be Adopted in Future Periods

Transfers and Servicing

In April 2011, FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (“ASU 2011-03”), which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets.  This ASU changes the assessment of effective control by focusing on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  With the exception of Linked Transactions, the Company records repurchase agreements as secured borrowings and not sales, and accordingly, this update is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”) further converging U.S. GAAP and International Financial Reporting Standards by providing common fair value measurement and disclosure requirements.  The amendments in this update change the wording used to describe many of the requirements in

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  While this update may result in certain additional disclosures, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”) which defers certain aspects of ASU 2011-05.  Specifically, ASU 2011-12 defers the effective date for the requirements of ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and OCI for all periods presented.  All other requirements of ASU 2011-05 are not affected by this update.  ASU 2011-12 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  While these updates may require additional disclosure, they are not expected to have a material impact on the Company’s consolidated financial statements.

Intangibles — Goodwill and Other

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”) which simplifies how entities test goodwill for impairment.  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the currently prescribed two-step process.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, investment company accounting, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies, measurement of credit impairment and fair value measurement.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  Non-Agency MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.  (See Notes 4 and 8)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

The following tables present certain information about the Company’s MBS at December 31, 2011 and December 31, 2010:

December 31, 2011

				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,981,834	$154,809	$(135)	$—	$6,136,508	$6,329,925	$194,997	$(1,580)	$193,417
Freddie Mac	743,517	22,717	—	—	768,572	791,085	22,677	(164)	22,513
Ginnie Mae	15,920	275	—	—	16,195	16,521	326	—	326
Total Agency MBS	6,741,271	177,801	(135)	—	6,921,275	7,137,531	218,000	(1,744)	216,256
Non-Agency MBS (3)
Rated AAA	12,258	245	—	—	12,503	12,258	—	(245)	(245)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	28,950	765	(624)	(5)	29,086	24,911	341	(4,516)	(4,175)
Rated BBB	46,593	42	(3,020)	(582)	43,033	38,352	—	(4,681)	(4,681)
Rated BB	100,513	33	(10,749)	(3,223)	86,574	81,789	2,232	(7,017)	(4,785)
Rated B	355,930	17	(30,584)	(25,004)	300,359	277,438	2,729	(25,650)	(22,921)
Rated CCC	1,031,407	—	(68,174)	(203,185)	760,048	741,028	27,767	(46,787)	(19,020)
Rated CC	687,664	—	(33,478)	(142,777)	511,409	487,619	14,209	(37,999)	(23,790)
Rated C	2,128,919	—	(64,963)	(487,397)	1,576,559	1,503,737	44,988	(117,810)	(72,822)
Unrated and D-rated (4)	1,022,072	—	(38,887)	(366,593)	616,592	608,280	34,934	(43,246)	(8,312)
Total Non-Agency MBS	5,414,353	1,103	(250,479)	(1,228,766)	3,936,211	3,775,446	127,200	(287,965)	(160,765)
Total MBS	$12,155,624	$178,904	$(250,614)	$(1,228,766)	$10,857,486	$10,912,977	$345,200	$(289,709)	$55,491

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

December 31, 2010

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Carrying Value/ Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$5,083,076	$88,654	$(210)	$—	$5,171,520	$5,323,475	$157,365	$(5,410)	$151,955
Freddie Mac	602,921	16,171	—	—	628,355	638,582	12,744	(2,517)	10,227
Ginnie Mae	17,830	311	—	—	18,141	18,566	425	—	425
Total Agency MBS	5,703,827	105,136	(210)	—	5,818,016	5,980,623	170,534	(7,927)	162,607
Non-Agency MBS (3)
Rated AAA	2,157	52	—	—	2,209	1,994	—	(215)	(215)
Rated AA	33,257	905	(446)	—	33,716	30,805	334	(3,245)	(2,911)
Rated A	26,761	43	(6,441)	(1,632)	18,731	22,968	4,773	(536)	4,237
Rated BBB	44,313	27	(2,329)	(840)	41,171	39,468	438	(2,141)	(1,703)
Rated BB	44,305	—	(3,671)	(2,250)	38,384	42,441	4,057	—	4,057
Rated B	93,552	—	(15,108)	(7,173)	71,271	80,976	9,753	(48)	9,705
Rated CCC	764,579	—	(69,899)	(192,503)	502,177	565,043	67,382	(4,516)	62,866
Rated CC	620,114	—	(54,361)	(196,106)	369,647	432,542	63,179	(284)	62,895
Rated C	1,004,627	—	(60,308)	(281,070)	663,249	745,292	88,388	(6,345)	82,043
Unrated and D-rated (4)	187,824	—	(16,403)	(65,104)	106,317	116,558	13,131	(2,890)	10,241
Total Non-Agency MBS	2,821,489	1,027	(228,966)	(746,678)	1,846,872	2,078,087	251,435	(20,220)	231,215
Total MBS	$8,525,316	$106,163	$(229,176)	$(746,678)	$7,664,888	$8,058,710	$421,969	$(28,147)	$393,822

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at December 31, 2011 reflect Credit Reserve of $1.174 billion and OTTI of $54.5 million.  Amounts disclosed at December 31, 2010 reflect Credit Reserve of $700.3 million and OTTI of $46.4 million.

(2) Includes principal payments receivable of $2.3 million and $9.3 million at December 31, 2011 and December 31, 2010, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 78 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $602.0 million and $593.8 million, respectively, at December 31, 2011 and 13 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $98.6 million and $105.9 million, respectively, at December 31, 2010.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at December 31, 2011:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$127,538	$525	20	$136,951	$1,055	17	$264,489	$1,580
Freddie Mac	20,362	146	2	2,962	18	1	23,324	164
Total Agency MBS	147,900	671	22	139,913	1,073	18	287,813	1,744
Non-Agency MBS:
Rated AAA	12,258	245	1	—	—	—	12,258	245
Rated AA	—	—	—	35	14	1	35	14
Rated A	—	—	—	23,280	4,516	3	23,280	4,516
Rated BBB	36,943	4,196	6	1,409	485	2	38,352	4,681
Rated BB	59,686	5,810	7	9,820	1,207	2	69,506	7,017
Rated B	230,868	23,035	16	13,567	2,615	2	244,435	25,650
Rated CCC	526,777	42,072	45	16,610	4,715	3	543,387	46,787
Rated CC	309,112	34,374	23	32,400	3,625	4	341,512	37,999
Rated C	1,139,608	106,696	84	85,734	11,114	3	1,225,342	117,810
Unrated and other	345,640	37,359	37	35,193	5,887	3	380,833	43,246
Total Non-Agency MBS	2,660,892	253,787	219	218,048	34,178	23	2,878,940	287,965
Total MBS	$2,808,792	$254,458	241	$357,961	$35,251	41	$3,166,753	$289,709

At December 31, 2011, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $1.7 million at December 31, 2011.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at December 31, 2011 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $288.0 million at December 31, 2011.  Based on the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit related factors, including supply and demand imbalances and widening of interest rate spreads.  The Company has reviewed Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other than temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings of $10.6 million on 35 Non-Agency MBS during the year ended December 31, 2011.  During 2010, the Company recognized OTTI losses of $12.3 million in connection with eight Non-Agency MBS.

MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

severities, delinquency rates, percentage of non-performing, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants. Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Total OTTI losses	$45,144	$6,042	$85,110
OTTI (reclassified from)/recognized in other comprehensive income/(loss)	(34,574)	6,235	(67,182)
OTTI recognized in earnings	$10,570	$12,277	$17,928

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in other comprehensive income/(loss).  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Credit loss component of OTTI at beginning of period	$24,345	$17,928	$1,549
Additions for credit related OTTI not previously recognized	7,158	—	9,540
Subsequent additional credit related OTTI recorded	3,412	6,417	6,839
Credit loss component of OTTI at end of period	$34,915	$24,345	$17,928

The significant inputs considered and assumptions made in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS are summarized as follows:

	For the Year Ended December 31,		For the period from April 1, 2009 through December 31,
	2011	2010	2009
Credit enhancement (1) (2)
Weighted average (3)	2.90%	6.30%	6.54%
Range (4)	0.00-13.30%	0.00% - 23.11%	0.00-18.32%

Projected CPR (2) (5)
Weighted average (3)	10.70%	11.22%	11.29%
Range (4)	1.90-13.80%	5.19% - 19.85%	5.97-16.37%

Projected Loss Severity (2) (6)
Weighted average (3)	52.10%	51.48%	48.55%
Range (4)	41.90-70.00%	45.00% - 62.00%	45.00-60.00%

60+ days delinquent (2) (7)
Weighted average (3)	22.60%	20.56%	18.13%
Range (4)	7.30-36.70%	5.46% - 36.76%	13.06-21.63%

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents the impact on accumulated other comprehensive (loss)/income of the Company’s MBS for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Accumulated other comprehensive income from MBS:
Unrealized gain/(loss) on MBS at beginning of period	$393,822	$339,470	$(72,983)
Unrealized gain/(loss) on Agency MBS, net	61,149	(59,644)	210,774
Unrealized (loss)/gain on Non-Agency MBS, net	(381,410)	167,732	222,959
Reclassification adjustment for MBS sales included in net income	(7,500)	(41,459)	(3,352)
Reclassification adjustment for OTTI included in net income	(10,570)	(12,277)	(17,928)
Balance at end of period	$55,491	$393,822	$339,470

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011		2010
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (3)	Discount (2) (3)
Balance at beginning of period	$(746,678)	$(228,966)	$(472,710)	$(149,319)
Accretion of discount	—	42,358	—	34,759
Realized credit losses	33,074	—	5,144	—
Purchases	(402,093)	(23,440)	(329,551)	(23,162)
Sales	—	—	7,856	683
Reclass discount for OTTI	101	(101)	(410)	410
Net impairment losses recognized in earnings	(10,570)	—	(12,277)	—
Unlinking of Linked Transactions	(127,102)	(15,828)	(32,086)	(4,981)
Transfers/release of credit reserve	24,502	(24,502)	87,356	(87,356)
Balance at end of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)

(1)  In addition, the Company reallocated $20,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2011.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  The Company reallocated $19.3 million of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2010.

Sales of MBS

During 2011, the Company sold certain Agency MBS for $150.6 million, realizing gross gains of $6.7 million.  During 2010, the Company sold $931.9 million of Agency MBS, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gross gain of $654,000; all of these sales occurred during the first quarter of 2010.  During 2009, the Company sold Agency MBS for $650.9 million, realizing gross gains of $22.6 million.  The Company has no continuing involvement with any of these MBS sales.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Coupon interest	$280,206	$291,138	$464,260
Effective yield adjustment (1)	(38,212)	(40,536)	(23,903)
Agency MBS interest income	$241,994	$250,602	$440,357

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization and discount accretion based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Coupon interest	$212,452	$105,592	$46,772
Effective yield adjustment (1)	42,165	34,759	17,335
Non-Agency MBS interest income	$254,617	$140,351	$64,107

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.                   Derivatives

The Company’s derivatives are comprised of Swaps and Swaptions, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2011 and December 31, 2010:

		Balance Sheet	December 31,	December 31,
Derivative Instrument	Designation	Location	2011	2010
(In Thousands)
Swaps, at fair value ($125.0 million notional)	Hedging	Assets	$26	$—
Swaptions, at fair value	Hedging	Assets	$—	$—
Linked Transactions, at fair value	Non-Hedging	Assets	$55,801	$179,915
Swaps, at fair value ($3.253 billion notional)	Hedging	Liabilities	$(114,220)	$(139,142)

Linked Transactions

The Company’s Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company’s consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in other income on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at December 31, 2011 and December 31, 2010:

Linked Transactions at December 31, 2011

Linked Repurchase Agreements

		Weighted
		Average
		Interest
Maturity or Repricing	Balance	Rate
(Dollars in Thousands)
Within 30 days	$141,719	1.89%
>30 days to 90 days	29,178	1.81
Total	$170,897	1.88%

Linked MBS

				Weighted
				Average
		Amortized	Par/Current	Coupon
Non-Agency MBS	Fair Value	Cost	Face	Rate
(Dollars in Thousands)
Rated AAA	$29,057	$29,917	$30,675	3.31%
Rated AA	17,427	16,858	17,297	5.00
Rated BBB	41,825	42,419	49,781	2.81
Rated CCC	20,782	20,988	26,680	4.42
Rated CC	43,644	47,060	61,470	6.00
Rated C	32,870	36,934	45,857	5.20
Rated D	40,364	43,419	57,776	5.54
Total	$225,969	$237,595	$289,536	4.74%

Linked Transactions at December 31, 2010

Linked Repurchase Agreements

		Weighted
Maturity or Repricing	Balance	Average Interest Rate
(Dollars in Thousands)
Within 30 days	$289,522	1.62%
>30 days to 90 days	277,765	1.62
Total	$567,287	1.62%

Linked MBS

				Weighted
				Average
Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Coupon Rate
(Dollars in Thousands)
Rated AAA	$46,710	$46,367	$47,151	4.13%
Rated AA	57,634	54,176	61,389	3.51
Rated A	36,440	34,620	41,984	2.53
Rated BBB	69,397	66,848	78,741	3.38
Rated BB	14,536	14,456	17,513	2.51
Rated B	129,962	121,198	139,763	4.28
Rated CCC	216,398	211,302	255,667	4.98
Rated CC	89,833	86,509	110,518	5.45
Rated C	78,181	78,038	100,204	5.77
Unrated	5,278	5,220	10,350	6.00
Total	$744,369	$718,734	$863,280	4.56%

At December 31, 2011, Linked Transactions also included $1.1 million of associated accrued interest receivable and $412,000 of accrued interest payable.  At December 31, 2010, Linked Transactions also included $3.4 million of associated accrued interest receivable and $565,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

Components of Unrealized Net Gains and Net Interest	For the Year Ended December 31,
Income from Linked Transactions	2011	2010	2009
(In Thousands)
Interest income attributable to MBS underlying Linked Transactions	$25,592	$35,313	$6,249
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(4,794)	(6,432)	(1,254)
Change in fair value of Linked Transactions included in earnings	(17,783)	24,881	3,834
Unrealized net gains and net interest income from Linked Transactions	$3,015	$53,762	$8,829

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2011.  At December 31, 2011, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was approximately $114.2 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at December 31, 2011 and December 31, 2010:

	December 31,
(In Thousands)	2011	2010
Agency MBS, at fair value	$117,687	$153,534
Restricted cash	15,502	35,083
Total assets pledged against derivative contracts	$133,189	$188,617

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At December 31, 2011, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2011, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2011 and December 31, 2010.

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during any of the three years ended December 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

At December 31, 2011, the Company had Swaps with an aggregate notional amount of $3.378 billion, which had gross unrealized losses of $114.2 million, gross unrealized gains of $26,000 and extended 22 months on average with a maximum term of approximately 50 months.  During the year ended December 31, 2011, the Company entered into Swaps with an aggregate notional amount of $1.215 billion and had Swaps expire with an aggregate notional amount of $642.6 million.  The following table presents information about the Company’s Swaps at December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
Maturity (1)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$34,056	4.05%	0.37%	$55,267	3.90%	0.28%
Over 30 days to 3 months	120,001	4.43	0.38	160,589	4.35	0.27
Over 3 months to 6 months	275,351	2.54	0.33	169,258	4.02	0.28
Over 6 months to 12 months	528,894	4.42	0.39	257,482	4.09	0.28
Over 12 months to 24 months	974,352	2.78	0.30	833,302	4.40	0.27
Over 24 months to 36 months	685,042	2.28	0.31	849,351	3.10	0.26
Over 36 months to 48 months	710,170	1.96	0.29	360,042	3.32	0.27
Over 48 months to 60 months	50,000	2.13	0.29	120,170	2.87	0.27
Total Swaps	$3,377,866	2.80%	0.32%	$2,805,461	3.74%	0.27%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Interest expense attributable to Swaps	$95,677	$111,791	$120,834
Weighted average Swap rate paid	3.13%	3.97%	4.22%
Weighted average Swap rate received	0.25%	0.30%	0.67%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provided the Company with the right to enter into a fixed-pay Swap at termination of the option period in early January 2012.  The terms of the Swap that the Company may enter into are as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At December 31, 2011, the Company’s Swaption had a fair value of zero.  During the year ended December 31, 2011, the Company recognized $915,000 of expense in other income, reflecting changes in the time-value component of the Swaption.  At the termination of the option period in January 2012, the Company allowed the option to expire.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Impact of Hedging Instruments on Accumulated Other Comprehensive (Loss)/Income

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive (loss)/income for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(139,142)	$(152,463)	$(237,291)
Unrealized gain on Swaps, net	24,948	13,321	84,828
Balance at end of period	$(114,194)	$(139,142)	$(152,463)

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

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2011 and December 31, 2010:

	December 31,
(In Thousands)	2011	2010
MBS interest receivable:
Fannie Mae	$19,774	$19,669
Freddie Mac	3,179	3,351
Ginnie Mae	32	51
Non-Agency MBS	19,850	15,130
Total MBS interest receivable	42,835	38,201
Money market investments	2	14
Total interest receivable	$42,837	$38,215

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

6.                   Real Estate

As of March 31, 2011, the Company classified its investment in Lealand as held-for-sale, resulting in the property being presented as held-for-sale on the consolidated balance sheet since such date.  The sale of Lealand was completed on December 12, 2011, with sale proceeds of $11.4 million in cash and a gain on sale of $430,000.  The following table presents the summary of assets and liabilities of Lealand at December 31, 2011 and December 31, 2010:

	December 31,
(In Thousands)	2011	2010 (1)
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$—	$10,732
Cash and other assets	941	240
Accrued interest and other payables (2)	(95)	(130)

(1)  At December 31, 2010, Lealand was held-for-investment.

(2)  The Company has a loan to Lealand which had a balance of $445,000 at December 31, 2011 and $439,000 at December 31, 2010.  This loan and the related interest accounts are eliminated in consolidation.

The following table presents the summary results of operations for Lealand for the period prior to disposal in 2011 and for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011		2010	2009
Revenue from operations of real estate	$1,566		$1,464	$1,520
Mortgage interest expense and prepayment penalty (1)	—		(392)	(642)
Other real estate operating expense	(856)		(925)	(796)
Depreciation and amortization expense	(114	)(2)	(344)	(355)
Gain/(loss) from real estate operations, net	$596		$(197)	$(273)

(1)  Amount for the year ended December 31, 2010 includes a mortgage prepayment penalty of $130,000.

(2)  On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.

7.                   Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At December 31, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 9 months, including the impact of related Swaps.  At December 31, 2010, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 34 days and an effective repricing period of 12 months, including the impact of related Swaps.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2011 and December 31, 2010:

(In Thousands)	December 31, 2011	December 31, 2010
Repurchase agreement borrowings secured by Agency MBS	$6,198,829	$5,057,328
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,549,276	$5,366,345
Repurchase agreement borrowings secured by Non-Agency MBS (1)	$1,314,330	$934,941
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (1) (2)	$2,067,221	$1,329,625
Cash pledged against Non-Agency MBS (i.e., restricted cash)	$—	$6,844
under repurchase agreements
Repurchase agreements secured by U.S. Treasuries	$300,000	$—
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$306,401	$—

(1) Does not reflect Non-Agency MBS and repurchase borrowings that are components of Linked Transactions.

(2)  Includes $1.375 billion and $462.0 million of Non-Agency MBS acquired from consolidated VIEs at December 31, 2011, and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$5,220,740	0.54%	$3,986,428	0.61%
Over 30 days to 3 months	2,570,119	0.77	1,879,741	0.39
Over 3 months to 6 months	—	—	96,100	0.48
Over 6 months to 12 months	22,300	3.15	7,700	3.15
Over 12 months to 24 months	—	—	12,300	3.15
Over 24 months to 36 months	—	—	10,000	3.15
Total	$7,813,159	0.62%	$5,992,269	0.55%

(1)  At December 31, 2011 and December 31, 2010, the Company had repurchase agreements of $170.9 million and $567.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 4)

The following table at December 31, 2011 presents contractual maturity information about the Company’s repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2011
		Weighted Average
Contractual Maturity	Balance (1)	Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	3,996,073	0.52
Over 30 days to 90 days	3,342,539	0.75
Over 90 days to 12 months	422,543	0.40
Over 12 months	52,004	2.45
Total	$7,813,159	0.62%

(1)  At December 31, 2011, the Company had repurchase agreements of $170.9 million that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table. (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

During the year ended December 31, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million. These terminations, all of which occurred during the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS. (See Note 3)

The Company had repurchase agreements with 25 counterparties at December 31, 2011 and 21 counterparties at December 31, 2010. The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 10% of stockholders’ equity at risk in the aggregate at December 31, 2011:

December 31, 2011

	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
Counterparty	Rating (1)	Risk (2)	Agreements	Equity
(Dollars in Thousands)
Credit Suisse	A/Aa2/A	$473,744	1	19.0%

(1)  As rated at December 31, 2011 by S&P, Moody’s and Fitch, Inc., respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

8.      Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements and its derivative contracts that are in an unrealized loss position, and it receives securities or cash as collateral pursuant to financing provided under reverse repurchase agreements and its derivative contracts in an unrealized gain position. The Company exchanges collateral with counterparties based on changes in the fair value, notional amount and term of the associated repurchase and reverse repurchase agreements and derivative contracts, as applicable. Through this margining process, either the Company or its counterparty may be required to pledge cash or securities as collateral. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high-quality securities.

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged		Collateral Held
Derivative Hedging Instruments:
Agency MBS	$117,687		$—	$153,534		$—
Cash (1)	15,502		—	35,083		—
	133,189		—	188,617		—
Repurchase Agreement Borrowings:
Agency MBS	$6,549,276		$—	$5,366,345		$—
Non-Agency MBS	2,067,221	(2)(3)	—	1,329,625	(2)	—
U.S. Treasury securities	306,401		—	—		—
Cash (1)	—		—	6,844		—
	8,922,898		—	6,702,814		—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—		$306,401	$—		$—
	—		306,401	—		—
Total	$9,056,087		$306,401	$6,891,431		$—

(1)  Cash pledged as collateral is reported as restricted cash on the Company’s consolidated balance sheets.

(2)  Includes $1.375 billion and $462.0 million of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2011 and December 31, 2010, respectively, that are eliminated from the Company’s consolidated balance sheet.

(3)  In addition, $448.4 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at December 31, 2011:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Value of MBS Pledged and Accrued Interest
U.S. Treasuries	$306,401	$306,908	$—	$—	$—	$—	$306,401
Fannie Mae	$5,859,425	$5,675,406	$18,432	$101,316	$97,723	$295	$5,979,468
Freddie Mac	686,595	666,693	2,739	6,495	6,321	28	695,857
Ginnie Mae	3,256	3,209	6	9,876	9,650	19	13,157
Agency MBS	$6,549,276	$6,345,308	$21,177	$117,687	$113,694	$342	$6,688,482
Rated AAA	8,739	8,913	44	—	—	—	8,783
Rated A	22,597	26,680	68	—	—	—	22,665
Rated BBB	4,693	5,041	27	—	—	—	4,720
Rated BB	293,784	291,862	1,202	—	—	—	294,986
Rated B	80,413	85,795	335	—	—	—	80,748
Rated CCC	167,157	173,816	832	—	—	—	167,989
Rated CC	66,365	64,961	322	—	—	—	66,687
Rated C	225,829	239,553	1,416	—	—	—	227,245
Rated D	152,953	162,314	1,255	—	—	—	154,208
Not Rated	1,044,691	1,066,794	8,091	—	—	—	1,052,782
Non-Agency MBS (1)	$2,067,221	$2,125,729	$13,592	$—	$—	$—	$2,080,813
Total	$8,922,898	$8,777,945	$34,769	$117,687	$113,694	$342	$9,075,696

(1)  Includes $1.375 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2011 that are eliminated from the Company’s consolidated balance sheet.

9.      Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases. The Company’s lease for its corporate headquarters in New York, New York was amended in December 2010 such that the lease term extends through May 31, 2020. The amended lease provides for aggregate cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges. In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash. The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease. In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $27,000 to $30,000 per year, paid on a monthly basis.

The Company recognized lease expense of $1.7 million, $1.2 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in general and administrative expense within the consolidated statement of operations. At December 31, 2011, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(Dollars In Thousands)
2012	$2,380
2013	2,381
2014	2,382
2015	2,397
2016	2,552
Beyond 2016	8,616
Total	$20,708

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 14 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At December 31, 2011, the Company had commitments to purchase one Non-Agency MBS at an estimated purchase price of $27.1 million. This commitment is included in the Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheet. In addition, at December 31, 2011, the Company had committed to enter into a repurchase agreement for $12.0 million on the settlement date of such MBS purchase, which will be accounted for on an ongoing basis as a Linked Transaction.

10.    Stockholders’ Equity

(a)  Dividends on Preferred Stock

At December 31, 2011, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share. Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option. The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up. The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through December 31, 2011, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2009 through December 31, 2011:

Year	Declaration Date	Record Date	Payment Date
2011	February 18, 2011	March 1, 2011	March 31, 2011
	May 20, 2011	June 1, 2011	June 30, 2011
	August 22, 2011	September 1, 2011	September 30, 2011
	November 21, 2011	December 1, 2011	December 30, 2011

2010	February 19, 2010	March 1, 2010	March 31, 2010
	May 21, 2010	June 1, 2010	June 30, 2010
	August 20, 2010	September 1, 2010	September 30, 2010
	November 19, 2010	December 1, 2010	December 31, 2010

2009	February 20, 2009	March 2, 2009	March 31, 2009
	May 22, 2009	June 1, 2009	June 30, 2009
	August 21, 2009	September 1, 2009	September 30, 2009
	November 20, 2009	December 1, 2009	December 31, 2009

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2009 through December 31, 2011:

Year	Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
2011	March 31, 2011	April 11, 2011	April 29, 2011	$0.235
	June 30, 2011	July 14, 2011	July 29, 2011	0.250
	September 26, 2011	October 11, 2011	October 31, 2011	0.250
	December 14, 2011	December 30, 2011	January 31, 2012	0.270	(2)

2010	April 1, 2010	April 12, 2010	April 30, 2010	$0.240
	July 1, 2010	July 12, 2010	July 30, 2010	0.190
	October 1, 2010	October 12, 2010	October 29, 2010	0.225
	December 16, 2010	December 31, 2010	January 31, 2011	0.235

2009	April 1, 2009	April 13, 2009	April 30, 2009	$0.220
	July 1, 2009	July 13, 2009	July 31, 2009	0.250
	October 1, 2009	October 13, 2009	October 30, 2009	0.250
	December 16, 2009	December 31, 2009	January 29, 2010	0.270

(1)  During the 2011 periods presented, the Company declared its common stock dividend in the final month of each fiscal quarter. For the 2010 and 2009 periods presented, the Company declared quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year were declared in that quarter for tax reasons.

(2)  Includes a special dividend of $0.02 per share.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes. However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital. For income tax purposes, for each of the years ended December 31, 2011, 2010 and 2009, all of the Company’s common stock dividends were characterized as ordinary income to stockholders.

(c)  Registration Statements

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (“1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”). Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock. At December 31, 2011, 10.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

(d)  Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the three years ended December 31, 2011:

Share Issue Date (1)	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
March 11, 2011	74,750	$8.10	$605,475	(2)
August 4, 2009	57,500	$7.05	$405,375	(3)

(1)  The Company did not issue any shares of common stock through public offerings during the year ended December 31, 2010.

(2)  The Company incurred approximately $438,000 of expenses in connection with this equity offering.

(3)  The Company incurred approximately $18.6 million of underwriting discounts and related expenses in connection with this equity offering.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(e)  DRSPP

The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  During the years ended December 31, 2011, 2010 and 2009, the Company issued 404,516, 80,138 and 59,090 shares of common stock through the DRSPP, raising net proceeds of $2,801,318, $589,979 and $394,854, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2011, the Company issued 14,550,860 shares pursuant to the DRSPP, raising net proceeds of $128.3 million.

(f)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During 2011 and 2010, the Company did not issue any shares through the CEO Program.  During the year ended December 31, 2009, the Company issued 2,810,000 shares of common stock in at-the-market transactions through the CEO Program raising net proceeds of $16,355,764.  From inception of the CEO Program through December 31, 2011, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended.

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

(g)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At December 31, 2011, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(h)  Accumulated Other Comprehensive (Loss)/Income

Accumulated other comprehensive income at December 31, 2011 and December 31, 2010 was as follows:

	December 31,
(In Thousands)	2011	2010
Available-for-sale MBS:
Unrealized gains	$345,200	$421,969
Unrealized losses	(289,709)	(28,147)
	55,491	393,822
Derivative Hedging Instruments:
Unrealized gains on Swaps	26	—
Unrealized losses on Swaps	(114,220)	(139,142)
	(114,194)	(139,142)
Accumulated other comprehensive (loss)/income	$(58,703)	$254,680

At December 31, 2011 and December 31, 2010, the Company had OTTI recognized in accumulated other comprehensive (loss)/income of $65.4 million and $12.0 million, respectively.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2011	2010	2009
Numerator:
Net income	$316,414	$269,762	$268,189
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Dividends, DERs and undistributed earnings allocated to participating securities (1)	(1,684)	(972)	(877)
Net income allocable to common stockholders - basic and diluted	$306,570	$260,630	$259,152

Denominator:
Weighted average common shares for basic earnings per share	341,368	281,173	246,365
Add: Weighted average dilutive equity instruments (2)	259	70	59
Denominator for diluted earnings per share	341,627	281,243	246,424
Basic and diluted EPS	$0.90	$0.93	$1.06

(1) There were no undistributed earnings to allocate to participating securities for the year ended December 31, 2011, as the Company declared its common stock dividend for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 during such respective quarters.

(2) At December 31, 2011, the Company had an aggregate of 657,000 equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2011, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 477,000 stock options with a weighted average exercise price of $10.15 and a weighted average remaining contractual life of 1.8 years, approximately 165,000 shares of restricted common stock with a weighted average grant date fair value of $8.18 and 15,000 RSUs with a weighted average grant date fair value of $5.63.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2011, approximately 9.6 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $1.5 million, $773,000 and $777,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the Company had 1,655,848 DERs outstanding, of which 459,500 were attached to common stock options and 1,196,348 were awarded in connection with, or attached to, RSUs.  At December 31, 2011, the average forfeiture rate on DERs outstanding attached to RSUs was 14.0%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at December 31, 2011.  At December 31, 2011, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 2.6 years.

The following table presents information about the Company’s DERs at and for each of the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	DERs	Fair Value (1)	DERs	Fair Value	DERs	Fair Value
Outstanding at beginning of year:	1,514,767	$8.40	835,892	$9.62	835,892	$9.62
Granted	305,000	2.71	678,875	6.91	—	—
Cancelled, forfeited or expired	(163,919)	8.48	—	—	—	—
Outstanding at end of year	1,655,848	$7.35	1,514,767	$8.40	835,892	$9.62

(1)  The grant date fair value of DERs is based on the weighted average grant date fair value of the attached or associated equity award.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011, the aggregate intrinsic value of total Options outstanding was approximately zero.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011		2010			2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price		Number of Options		Weighted Average Exercise Price

Outstanding at beginning of year:	537,000	$10.11	532,000	$10.14		632,000		$9.31
Granted	—	—	5,000	6.99	(1)	—		—
Cancelled, forfeited or expired	(55,000)	10.06	—	—		—		—
Exercised	—	—	—	—		100,000	(2)	4.88
Outstanding at end of year	482,000	$10.12	537,000	$10.11		532,000		$10.14
Options exercisable at end of year	482,000	$10.12	532,000	$10.14		532,000		$10.14

(1)  Granted with 1,250 DERs attached.  The Options granted during 2010 had an aggregate grant date fair value of $7,000, or a weighted average of $1.35 per Option.

(2)  The intrinsic value of Options exercised was $274,000 for the year ended December 31, 2009.

The following table presents certain information about the Company’s Options that were outstanding as of December 31, 2011:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$6.99	5,000	$6.99	8.4
8.40	25,000	8.40	2.6
10.25	452,000	10.25	1.8
	482,000	$10.12	1.9

Restricted Stock

At December 31, 2011 and December 31, 2010, the Company had unrecognized compensation expense of $5.5 million and $5.9 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $886,000 and $746,000 on unvested shares of restricted stock at December 31, 2011 and December 31, 2010, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was approximately $3.0 million, $2.5 million and $1.1 million, respectively.  The unrecognized compensation expense at December 31, 2011 is expected to be recognized over a weighted average period of 1.5 years.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value (1)	Stock	Fair Value	Stock	Fair Value
Outstanding at beginning of year:	792,824	$7.40	663,241	$6.86	367,107	$5.78
Granted	387,418	7.03	465,085	7.96	458,715	7.50
Vested (2)	(415,890)	7.19	(328,743)	7.10	(162,581)	6.25
Cancelled/forfeited	(12,197)	7.60	(6,759)	7.13	—	—
Outstanding at end of year	752,155	$7.33	792,824	$7.40	663,241	$6.86

(1)  The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)  All restrictions associated with restricted stock are removed on vesting.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of December 31, 2011 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2011 had DERs attached or issued as separate associated instruments in connection with RSUs.  At December 31, 2011, the Company had unrecognized compensation expense of $4.0 million for RSUs and DERs, which is expected to be recognized over a weighted average period of 3.3 years.  As of December 31, 2011, the Company had an expected average forfeiture rate of 12.4% with respect to unvested RSUs.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company did not grant nor have any forfeitures of RSUs during the year ended December 31, 2009.  The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2011 and December 31, 2010:

	For the Year Ended December 31, 2011
	RSUs With Service Condition	Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions		Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	778,142	$8.15		225,875		$5.18		1,004,017	$7.49
Granted	39,159	6.13	(1)	48,341		3.08	(2)	87,500	4.44
Settled	(60,169)	8.40		—		—		(60,169)	8.40
Cancelled/forfeited	(35,000)	7.77		(17,500)		5.21		(52,500)	7.14
Outstanding at end of year	722,132	$8.04		256,716		$4.78		978,848	$7.18
RSUs vested but not settled at end of year	284,723	$8.68		—		$—		284,723	$8.68
RSUs unvested at end of year	437,409 (3)	$7.62		256,716	(4)	$4.78		694,125	$6.57

	For the Year Ended December 31, 2010
	RSUs With Service Condition	Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	326,392	$8.68		—	$—		326,392	$8.68
Granted	451,750	7.77	(5)	225,875	5.18	(6)	677,625	6.91
Cancelled/forfeited	—	—		—	—		—	—
Outstanding at end of year	778,142	$8.15		225,875	$5.18		1,004,017	$7.49
RSUs vested but not settled at end of year	326,392	$8.68		—	$—		326,392	$8.68
RSUs unvested at end of year	451,750	$7.77		225,875	$5.18		677,625	$6.91

(1)  For RSUs with a service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2011, the Company applied:  (i) weighted average volatility estimates ranging from approximately 31% to 36%, which were determined considering historic volatility in the price of Company’s common stock over the three or six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.33% and 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.

(2)  For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2011, the Company applied:  (i) a weighted average volatility estimate of approximately 31%, which was determined considering historic volatility in the price of Company’s common stock over the six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.

(3)  Of which, approximately 8,053 are scheduled to vest annually over a three-year period beginning June 30, 2012, 5,000 are scheduled to vest annually over a three-year period beginning September 5, 2012, 29,250 are scheduled to vest on December 31, 2012 and 369,000 are scheduled to vest on December 31, 2014, or earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.

(4)  Of which, approximately 16,113 are scheduled to vest annually over a three-year period beginning June 30, 2012, 14,625 are scheduled to vest on December 31, 2012 and 193,750 are scheduled to vest on December 31, 2014, provided certain criteria related to total stockholder returns are met, which are based on a formula that includes changes in the Company’s closing stock price over a one, two-or four-year period, respectively, and dividends declared on the Company’s common stock during those periods.  A portion of these RSUs may vest earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.

(5)  For RSUs with a service condition and post-vesting restrictions granted in 2010, the Company determined the grant date fair value of the award applying a discount for lack of marketability of 5% using a tight collar model.

(6)  In determining the fair value for awards with both a market and service condition granted in 2010, the Company applied:  (i) a weighted average volatility estimate of approximately 35%, which was determined considering historic volatility in the price of Company’s common stock over the four-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 1.61% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; (iii) an estimated annual dividend yield of 10%; and (iv) a discount for lack of marketability of 5% using a tight collar model to account for post-vesting restrictions.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity based compensation instruments for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Restricted shares of common stock	$2,996	$2,335	$1,015
RSUs	1,264	945	895
DERs	122	—	—
Stock options	3	3	—
Total	$4,385	$3,283	$1,910

(b)  Employment Agreements

At December 31, 2011, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(In Thousands)	2011	2010	2009
Non-employee directors	$(6)	$74	$161
Officers	—	5	25
Total	$(6)	$79	$186

The Company distributed cash of $248,000, $292,000 and $274,000 to the participants of the Deferred Plans during the years ended December 31, 2011, 2010 and 2009, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2011 and December 31, 2010 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$209	$254	$253	$405
Officers	—	—	13	28
Total	$209	$254	$266	$433

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2011 and December 31, 2010, which had not been distributed through such date.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2011, 2010 and 2009, the Company recognized expenses for matching contributions of $208,000, $165,000 and $142,000, respectively.

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

Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The fair value of U.S. Treasury securities obtained as collateral and the associated obligation to return securities obtained as collateral are based upon prices obtained from a third-party pricing service, which are indicative of market activity.  Securities obtained as collateral are classified as Level 1 in the fair value hierarchy.

Agency and Non-Agency MBS and Securitized Debt

The Company determines the fair value of its Agency MBS based upon prices obtained from a third party pricing service, which are indicative of market activity.

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, incorporates trading activity observed in the market place and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage, coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  Management analyzes pricing data received from third party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the market place.

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers, as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the market place, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

The Company’s MBS are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, the Company’s MBS are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Linked Transactions

The Non-Agency MBS underlying the Company’s Linked Transactions are valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing, at the valuation date.  The fair value of Linked Transactions also includes accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s Linked Transactions are classified as Level 2 in the fair value hierarchy.

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

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2011, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at December 31, 2011

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,137,531	$—	$7,137,531
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	3,775,446	—	3,775,446
Securities obtained and pledged as collateral	306,401	—	—	306,401
Linked Transactions	—	55,801	—	55,801
Derivative hedging instruments	—	26	—	26
Total assets carried at fair value	$306,401	$10,968,804	$—	$11,275,205
Liabilities:
Derivative hedging instruments	$—	$114,220	$—	$114,220
Obligation to return securities obtained as collateral	306,401	—	—	306,401
Total liabilities carried at fair value	$306,401	$114,220	$—	$420,621

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$7,137,531	$7,137,531	$5,980,623	$5,980,623
Non-Agency MBS, including MBS transferred to consolidated VIEs	3,775,446	3,775,446	2,078,087	2,078,087
Securities obtained and pledged as collateral	306,401	306,401	—	—
Cash and cash equivalents	394,022	394,022	345,243	345,243
Restricted cash	15,502	15,502	41,927	41,927
Linked Transactions	55,801	55,801	179,915	179,915
Derivative hedging instruments (Swaps and Swaptions)	26	26	—	—
Financial Liabilities:
Repurchase agreements	7,813,159	7,812,652	5,992,269	5,993,769
Securitized debt	875,520	859,506	220,933	221,209
Obligation to return securities obtained as collateral	306,401	306,401	—	—
Derivative hedging instruments (Swaps)	114,220	114,220	139,142	139,142

In addition to the valuation methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2011 and December 31, 2010, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

Resecuritization transactions

In June 2011, February 2011 and October 2010, the Company entered into resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  See Note 2(p) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As part of the June 2011 resecuritization transaction, the Company sold an aggregate of $1.283 billion in principal value Non-Agency MBS to Credit Suisse First Boston Mortgage Securities Corp. (“CSMC”), who subsequently transferred the underlying certificates to CSMC Series 2011-7R, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $474.9 million face amount of variable rate, super senior bonds (the “Senior Bonds”) rated “AAA” by DBRS, Inc. (“DBRS”) issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points subject to a maximum rate of 10%.  In connection with this transaction, the Company acquired $808.6 million face amount of three classes of senior-support certificates issued by this trust, which together provide credit support to the Senior Bonds, and received $474.9 million in cash.  The Company also acquired $474.9 million notional amount of non-rated, variable rate interest only senior certificates issued by this trust.

As part of the February 2011 resecuritization transaction, the Company sold an aggregate of $1.320 billion in principal value Non-Agency MBS to CSMC, who subsequently transferred the underlying certificates to CSMC Series 2011-1R, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $488.4 million face amount of Senior Bonds rated “AAA” by DBRS issued by the VIE at a pass-through rate of one-month LIBOR plus 100 basis points.  In connection with this transaction, the Company acquired $831.6 million face amount of three classes of non-rated senior-support certificates issued by this trust, which together provide credit support to the Senior Bonds, and received $488.4 million in cash.  The Company also acquired $488.4 million notional amount of non-rated, variable rate interest only senior certificates issued by this trust.

As part of the October 2010 resecuritization transaction, the Company sold an aggregate of $985.2 million in principal value Non-Agency MBS to Deutsche Bank Securities, Inc., who subsequently transferred the Non-Agency MBS to Deutsche Mortgage Securities, Inc. Real Estate Mortgage Investment Conduit Trust, Series 2010-RS2, a Delaware statutory trust, which the Company consolidates as a VIE.  In connection with this transaction, third-party investors purchased $246.3 million face amount of variable rate, sequential senior Non-Agency MBS rated “AAA” by S&P issued by the VIE at a pass-through rate of one-month LIBOR plus 125 basis points and the Company acquired $374.4 million face amount of six classes of mezzanine Non-Agency MBS with S&P ratings ranging from “AAA” to “B” and $364.5 million face amount of non-rated subordinate Non-Agency MBS issued by the VIE, which together provide credit support to the Senior Bonds and received $246.3 million in cash.  In connection with this transaction the Company also acquired $246.3 million notional amount of non-rated variable rate, interest only senior certificates issued by this trust.

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

The activities that can be performed by an entity created to facilitate a resecuritization transaction are predominantly specified in the entity’s formation documents.  Those documents do not permit the entity, any beneficial interest holder in the entity, or any other party associated with the entity to cause the entity to sell or replace the assets held by the entity, or to limit such ability to specific events of default.

The Company concluded that the entities created to facilitate these resecuritization transactions are VIEs.  The Company then completed an analysis of whether each VIE created to facilitate the resecuritization transaction should be consolidated by the Company, based on consideration of its involvement in each VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•    Whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE;  and

•    Whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate these resecuritization transactions.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011 and December 31, 2010, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.283 billion and $705.7 million, respectively.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of December 31, 2011 and December 31, 2010, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $875.5 million and $220.9 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized Debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

15.  Summary of Quarterly Results of Operations (Unaudited)

	2011 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest Income	$109,878	$132,109	$130,766	$123,994
Interest Expense	(34,653)	(37,195)	(38,752)	(38,811)
Net Interest Income	75,225	94,914	92,014	85,183
Net Impairment Losses Recognized in Earnings	—	(2,392)	(3,991)	(4,187)
Gain on Sale of MBS, net	—	—	4,196	2,534
Unrealized net gains/(losses) and net interest income from Linked Transactions	14,850	(5,613)	733	(6,955)
Other Income/(Loss)	381	387	(508)	822
Operating and Other Expense	(7,591)	(8,010)	(8,745)	(6,833)
Net Income	82,865	79,286	83,699	70,564
Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income Available to Common Stock and Participating Securities	$80,825	$77,246	$81,659	$68,524
Earnings Per Common Share - Basic and Diluted	$0.27	$0.22	$0.23	$0.19

	2010 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest Income	$107,697	$88,627	$97,417	$97,597
Interest Expense	(38,451)	(35,741)	(35,464)	(35,469)
Net Interest Income	69,246	52,886	61,953	62,128
Net Impairment Losses Recognized in Earnings	—	(5,412)	—	(6,865)
Gain on Sale of MBS, net	33,739	—	—	—
Unrealized net gains and net interest income from Linked Transactions	12,800	7,197	21,307	12,458
Loss on termination of repurchase agreements	(26,815)	—	—	—
Other Income	374	357	369	364
Operating and Other Expense	(6,667)	(6,738)	(6,415)	(6,504)
Net Income	82,677	48,290	77,214	61,581
Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income Available to Common Stock and Participating Securities	$80,637	$46,250	$75,174	$59,541
Earnings Per Common Share - Basic and Diluted	$0.29	$0.16	$0.27	$0.21

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

16.  Subsequent Events

Financing transactions completed subsequent to year-end

(a)   Increase in collateralized financing

On January 12, 2012, the Company entered into an amendment of a financing arrangement involving certain repurchase and reverse repurchase agreements with one counterparty that were originally entered into contemporaneously as part of its financing strategy for Non-Agency MBS.  The amendment resulted in an increase in the amount of financing obtained of approximately $200 million, with no other changes to the terms of the arrangement.

(b)   Resecuritization of Non-Agency MBS

On February 9, 2012, as part of a resecuritization transaction, the Company sold an aggregate of $433.3 million in principal value of Non-Agency MBS to Wells Fargo Mortgage Loan Trust.  In connection with this transaction, third-party investors purchased $186.7 million of face amount of the fixed-rate Senior Bonds rated “AAA” by DBRS from the underlying trust and the Company acquired $38.7 million of face amount of two subordinate classes of Non-Agency MBS with DBRS ratings of “AA” and “A” and $207.9 million of face amount of non-rated subordinate Non-Agency MBS from the trust, which together provide credit support to the Senior Bonds and received $186.7 million in cash.  In connection with the transaction, the Company also acquired $186.7 million notional amount of non-rated variable rate, interest only senior certificates issued by the trust.  For financial reporting purposes, the underlying trust in this resecuritization transaction will be consolidated with the Company and, as such, no gain or loss will be recorded.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), performed a review and evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (1934 Act)) as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2011.  Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management Report On Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment and those criteria, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 61 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Financial, Inc.:

We have audited MFA Financial Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MFA Financial, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated February 16, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 16, 2012

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2012 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 22, 2012.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference.

We have adopted a set of Corporate Governance Guidelines, which together with the charters of the three standing committees of our Board of Directors (Audit; Compensation; and Nominating and Corporate Governance), and our Code of Business Conduct and Ethics (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company.  A complete copy of our Corporate Governance Guidelines, the charters of each of the Board committees and the Code of Business Conduct and Ethics (which applies not only to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, but also to all other employees of the Company) may be found by clicking on the “About Us” link found at the top of our homepage at www.mfa-reit.com and then clicking on the “Corporate Governance” link. (Information from such site is not incorporated by reference into this Annual Report on Form 10-K.)  You may also obtain free copies of these materials by writing to our Senior Vice President and General Counsel at the Company’s headquarters.

Item 11.  Executive Compensation.

The information to be included in the Proxy Statement regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables to be included in the Proxy Statement, which will contain information relating to the Company’s equity compensation and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K, are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information to be included in the Proxy Statement regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information to be included in the Proxy Statement concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 60 through 105 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)          Financial Statement Schedules required by Regulation S-X

Financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFA Financial, Inc.

Date: February 16, 2012	By	/s/ Stewart Zimmerman
Stewart Zimmerman
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2012	By	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2012	By	/s/ Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 16, 2012	By	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman, and Chief Executive Officer

Date: February 16, 2012	By	/s/ Stephen R. Blank
Stephen R. Blank
Director

Date: February 16, 2012	By	/s/ James A. Brodsky
James A. Brodsky
Director

Date: February 16, 2012	By	/s/ Michael L. Dahir
Michael L. Dahir
Director

Date: February 16, 2012	By	/s/ William S. Gorin
William S. Gorin
Director and President

Date: February 16, 2012	By	/s/ Alan L. Gosule
Alan L. Gosule
Director

Date: February 16, 2012	By	/s/ Robin Josephs
Robin Josephs
Director

Date: February 16, 2012	By	/s/ George H. Krauss
George H. Krauss
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.15 are management contracts or compensatory plans or arrangements.

3.1                               Amended and Restated Articles of Incorporation of the Company, dated April 8, 1988 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 24, 1998 (Commission File No. 1-13991)).

3.2                               Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated August 5, 2002 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated August 13, 2002 (Commission File No. 1-13991)).

3.3                               Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated August 13, 2002 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-13991)).

3.4                               Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated December 29, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated December 29, 2008 (Commission File No. 1-13991)).

3.5                               Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated January 1, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated January 5, 2010 (Commission File No. 1-13991)).

3.6                               Articles Supplementary of the Company, dated March 8, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 11, 2011 (Commission File No. 1-13991)).

3.7                               Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated May 24, 2011, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated May 26, 2011 (Commission File No. 1-13991)).

3.8                               Articles Supplementary of the Company, dated April 22, 2004, designating the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 8-A, dated April 23, 2004 (Commission File No. 1-13991)).

3.9                               Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K, dated December 29, 2008 (Commission File No. 1-13991)).

4.1                               Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated February 12, 1998 (Commission File No. 333-46179)).

4.2                               Specimen of Stock certificate representing the 8.50% Series A Cumulative Redeemable Preferred Stock of the Company (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A, dated April 23, 2004 (Commission File No. 1-13991)).

10.1                        Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of June 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 8, 2010 (Commission File No. 1-13991)).

10.2                        Amended and Restated Employment Agreement of William S. Gorin, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.3                        Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.4                        Amended and Restated Employment Agreement of Craig L. Knutson, dated as June 30, 2011

(incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.5                        Amended and Restated 2010 Equity Compensation Plan, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 10, 2010 (Commission File No. 1-13991)).

10.6                        Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.7                        Second Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.8                        Form of Incentive Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.9                        Form of Non-Qualified Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.10                 Form of Restricted Stock Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.11                 Form of 2007 Phantom Share Award Agreement relating to the Company’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K, dated October 23, 2007 (Commission File No. 1-13991)).

10.12                 Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.13                 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.14                 Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.15                 Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-13991)).

12.1*                 Computation of Ratio of Debt-to-Equity.

21*                           Subsidiaries of the Company.

23.1*                 Consent of KPMG LLP.

23.2*                 Consent of Ernst & Young LLP.

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

101.CAL**                                XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**                                   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**                                XBRL Taxonomy Extension Label Linkbase Document

101.PRE**                                  XBRL Taxonomy Extension Presentation Linkbase Document

**These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.