Form 10-Q
period 2012-03-31
MFA FINANCIAL, INC.
filed 2012-05-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-13991

MFA FINANCIAL, INC.

 (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3974868 (I.R.S. Employer Identification No.)

350 Park Avenue, 20th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

356,941,322 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 26, 2012.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Per Share Amounts)	2012	2011
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,536,740 and $6,666,963 pledged as collateral, respectively)	$7,059,629	$7,137,531
Non-Agency MBS, at fair value ($629,623 and $692,534 pledged as collateral, respectively)	1,756,565	1,492,376
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,658,712	2,283,070
Securities obtained and pledged as collateral, at fair value	503,740	306,401
Cash and cash equivalents	374,621	394,022
Restricted cash	13,005	15,502
MBS linked transactions, net (“Linked Transactions”), at fair value	20,124	55,801
Interest receivable	42,670	42,837
Derivative hedging instruments, at fair value	—	26
Goodwill	7,189	7,189
Prepaid and other assets	15,469	15,879
Total Assets	$12,451,724	$11,750,634

Liabilities:
Repurchase agreements	$7,908,932	$7,813,159
Securitized debt (2)	967,422	875,520
Obligation to return securities obtained as collateral, at fair value	503,740	306,401
Accrued interest payable	11,516	9,112
Derivative hedging instruments, at fair value	102,103	114,220
Dividends and dividend equivalents rights (“DERs”) payable	86,778	97,525
Payable for unsettled purchases	99,772	27,056
Accrued expenses and other liabilities	5,967	9,881
Total Liabilities	$9,686,230	$9,252,874

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 shares authorized; 356,266 and 356,112 issued and outstanding, respectively	3,563	3,561
Additional paid-in capital, in excess of par	2,797,475	2,795,925
Accumulated deficit	(246,433)	(243,061)
Accumulated other comprehensive income/(loss)	210,851	(58,703)
Total Stockholders’ Equity	$2,765,494	$2,497,760
Total Liabilities and Stockholders’ Equity	$12,451,724	$11,750,634

(1)  Non-Agency MBS transferred to consolidated VIEs included in the consolidated balance sheet at March 31, 2012 and December 31, 2011 represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)  Securitized Debt included in the consolidated balance sheet at March 31, 2012 and December 31, 2011, represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate in consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 9 and 14 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Amounts)	2012	2011
Interest Income:
Agency MBS	$53,300	$60,175
Non-Agency MBS	25,794	22,894
Non-Agency MBS transferred to consolidated VIEs	44,410	26,755
Cash and cash equivalent investments	19	54
Interest Income	$123,523	$109,878

Interest Expense:
Repurchase agreements	$36,070	$33,054
Securitized debt	4,057	1,599
Total Interest Expense	$40,127	$34,653

Net Interest Income	$83,396	$75,225

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(879)	$—
Portion of loss reclassed from other comprehensive income	(41)	—
Net Impairment Losses Recognized in Earnings	$(920)	$—

Other Income:
Unrealized net gains and net interest income from Linked Transactions	$7,699	$14,850
Gain on sales of MBS	2,953	—
Revenue from operations of real estate held-for-sale	—	381
Other Income	$10,652	$15,231

Operating and Other Expense:
Compensation and benefits	$5,612	$5,123
Other general and administrative expense	2,803	2,161
Real estate held-for-sale operating expense	—	307
Operating and Other Expense	$8,415	$7,591

Net Income	$84,713	$82,865
Less: Preferred Stock Dividends	2,040	2,040
Net Income Available to Common Stock and Participating Securities	$82,673	$80,825

Earnings per Common Share - Basic and Diluted	$0.23	$0.27

Dividends Declared per Share of Common Stock	$0.240	$0.235

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2012	2011

Net income	$84,713	$82,865
Other Comprehensive Income:
Unrealized loss on Agency MBS, net	(3,158)	(8,743)
Unrealized gain on Non-Agency MBS, net	262,602	18,106
Reclassification adjustment for MBS sales included in net income	(2,901)	—
Reclassification adjustment for other-than-temporary impairments included in net income	920	—
Unrealized gain on derivative hedging instruments, net	12,091	25,671
Other Comprehensive Income	269,554	35,034
Comprehensive income before preferred stock dividends	$354,267	$117,899
Dividends declared on preferred stock	(2,040)	(2,040)
Comprehensive Income Available to Common Stock and Participating Securities	$352,227	$115,859

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended
	March 31, 2012
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at March 31, 2012 and December 31, 2011	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2011	3,561	356,112
Issuance of common stock	2	154
Balance at March 31, 2012	3,563	356,266

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2011	2,795,925
Issuance of common stock, net of expenses	449
Equity-based compensation expense	1,101
Balance at March 31, 2012	2,797,475

Accumulated Deficit:
Balance at December 31, 2011	(243,061)
Net income	84,713
Dividends declared on common stock	(85,666)
Dividends declared on preferred stock	(2,040)
Dividends attributable to DERs	(379)
Balance at March 31, 2012	(246,433)

Accumulated Other Comprehensive Income:
Balance at December 31, 2011	(58,703)
Change in unrealized gains on MBS, net	257,463
Change in unrealized losses on derivative hedging instruments	12,091
Balance at March 31, 2012	210,851

Total Stockholders’ Equity at March 31, 2012	$2,765,494

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$84,713	$82,865
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(2,953)	—
Other-than-temporary impairment charges	920	—
Accretion of purchase discounts on MBS	(9,418)	(10,189)
Amortization of purchase premiums on MBS	10,782	7,609
Decrease/(increase) in interest receivable	244	(5,716)
Depreciation and amortization on real estate and other assets	427	521
Unrealized gains and other on Linked Transactions	(6,245)	(8,933)
Increase/(decrease) in prepaid and other assets	1,844	(625)
Decrease in accrued expenses and other liabilities	(3,886)	(4,574)
Increase in accrued interest payable	2,404	192
Equity-based compensation expense	1,101	932
Net cash provided by operating activities	$79,933	$62,082

Cash Flows From Investing Activities:
Principal payments on MBS	$558,516	$521,796
Proceeds from sale of MBS	71,103	—
Purchases of MBS	(737,950)	(2,595,914)
Additions to leasehold improvements, furniture, fixtures and real estate investment	(130)	(511)
Net cash used in investing activities	$(108,461)	$(2,074,629)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(14,744,454)	$(12,249,066)
Proceeds from borrowings under repurchase agreements	14,840,227	13,862,812
Proceeds from issuance of securitized debt	186,691	488,389
Principal payments on securitized debt	(94,789)	(45,955)
Payments made for resecuritization related costs	(1,763)	(3,724)
Cash disbursements on financial instruments underlying Linked Transactions	(299,173)	(828,973)
Cash received from financial instruments underlying Linked Transactions	218,269	529,084
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(1,590)	(650)
Proceeds from reverse margin calls on repurchase agreements and Swaps	4,090	8,033
Proceeds from issuances of common stock	451	605,195
Dividends paid on preferred stock	(2,040)	(2,040)
Dividends paid on common stock and DERs	(96,792)	(66,378)
Net cash provided by financing activities	$9,127	$2,296,727
Net (increase)/decrease in cash and cash equivalents	$(19,401)	$284,180
Cash and cash equivalents at beginning of period	$394,022	$345,243
Cash and cash equivalents at end of period	$374,621	$629,423

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$122,826	$431,580
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$46,698
Securities obtained as collateral	$197,339	$—
Dividends and DERs declared and unpaid	$86,778	$84,692

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2012 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2012 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 13), and derivative hedging instruments (Notes 4 and 13) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  Actual results could differ from those estimates.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of lower credit quality is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTI impairments.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

In determining the fair value of its MBS, management considers a number of observable market data points, including prices obtained from third-party pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 13)

Impairments/OTTI

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet.  Impairments recognized through other comprehensive income/(loss) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of lower credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.  However, if on the purchase settlement date, a repurchase agreement is used to finance the purchase of an MBS with the same counterparty and such transactions are determined to be linked, then the MBS and linked repurchase borrowing will be reported on the same settlement date as Linked Transactions.  (See Notes 2(n) and 4)

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2012 or December 31, 2011.  At March 31, 2012 and December 31, 2011, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 13)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $13.0 million and $15.5 million at March 31, 2012 and December 31, 2011, respectively.  (See Notes 4, 7, 8 and 13)

(f)  Goodwill

At March 31, 2012 and December 31, 2011, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2012, the Company had not recognized any impairment against its goodwill.

(g)  Depreciation

Real Estate

During 2011 the Company had 100% of the ownership interest in Lealand Place, a 191-unit apartment property located in Lawrenceville, Georgia, through Lealand Place, LLC (“Lealand”), an indirect, wholly-owned subsidiary.  This property was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).  This investment was sold for cash proceeds of $11.4 million, resulting in a gain on sale in the fourth quarter of 2011 of $430,000.  (See Note 6)

The property, capital improvements and other assets held in connection with this investment were carried at cost, net of accumulated depreciation and amortization.  Maintenance, repairs and minor improvements were expensed in the period incurred, while real estate assets, except land, and capital improvements were depreciated over their useful life using the straight-line method.  The estimated life was 27.5 years for buildings and five to seven years for furniture and fixtures.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(h)  Resecuritization Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  These costs include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheet in prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests.

(i)  Repurchase Agreements and Reverse Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings, with the exception of certain repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(n) below.)  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.  (See Notes 2(n), 4, 7, 8 and 13)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheet.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheet and disclosed as Obligation to Return Securities Obtained as Collateral.  (See Note 2(c))

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(j)  Equity-Based Compensation

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

The Company has awarded DERs that may be attached to or awarded separately from other equity based awards.  Compensation expense for separately awarded DERs is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these DERs are charged to stockholders’ equity.  Payments pursuant to DERs that are attached to equity based awards are charged to stockholders’ equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for DERs to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to the Company.  (See Notes 2(k) and 12)

(k)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 11)

(l)  Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) available to Common Stock and Participating Securities includes net income, the change in net unrealized gains/(losses) on its MBS and its derivative hedging instruments, currently comprised of Swaps, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for MBS and is reduced by dividends declared on the Company’s preferred stock.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(n)         Derivative Financial Instruments

Hedging Activity

As part of the Company’s interest rate risk management, it periodically hedges a portion of its interest rate risk using derivative financial instruments, currently comprised of Swaps.  Hedge accounting is used to account for these instruments.

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

Swaptions

As part of its strategy to hedge its exposure to increases in interest rates, the Company in 2011 purchased interest rate swaptions (“Swaptions”), which give it the right, but not the obligation, to enter into a Swap at a future date.  These contracts expired unexercised in early 2012.  Swaptions are carried as assets on the Company’s balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income/(loss), a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  The Company uses the cumulative dollar-offset ratio to assess the hedge effectiveness of its Swaptions.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Accounting Standards Adopted in 2012

Transfers and Servicing

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (“ASU 2011-03”), which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets.  This ASU changes the assessment of effective control by focusing on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 was effective for the Company for the first interim or annual period beginning on or after December 15, 2011.  With the exception of Linked Transactions, the Company records repurchase agreements as secured borrowings and not sales, and accordingly, the adoption of this update on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”) further converging U.S. GAAP and International Financial Reporting Standards by providing common fair value measurement and disclosure requirements.  The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  These include

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 was effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and upon adoption on January 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) which allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”) which defers certain aspects of ASU 2011-05.  Specifically, ASU 2011-12 defers the effective date for the requirements of ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and OCI for all periods presented.  All other requirements of ASU 2011-05 are not affected by this update.  ASU 2011-12 requires retrospective application and was effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company’s adoption of ASU 2011-05 and ASU 2011-12 beginning on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”) which simplifies how entities test goodwill for impairment.  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the currently prescribed two-step process.  ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company’s adoption of ASU 2011-08 beginning on January 1, 2012, did not have a material impact on its consolidated financial statements.

Recent Accounting Standards to be Adopted in Future Periods

Balance Sheet

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) regarding disclosures concerning the offsetting of assets and liabilities.  Under ASU 2011-11, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This disclosure is intended to support further the convergence of U.S. GAAP and International Financial Reporting Standards requirements.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Non-Agency MBS (including Non-Agency MBS transferred to VIEs):  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.  The Company’s Non-Agency MBS are primarily comprised of the senior-most tranches from the MBS structure.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following tables present certain information about the Company’s MBS at March 31, 2012 and December 31, 2011:

	March 31, 2012
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,909,628	$160,767	$(127)	$—	$6,070,268	$6,255,460	$186,653	$(1,461)	$185,192
Freddie Mac	735,518	22,994	—	—	763,269	787,949	24,741	(61)	24,680
Ginnie Mae	15,626	269	—	—	15,895	16,220	325	—	325
Total Agency MBS	6,660,772	184,030	(127)	—	6,849,432	7,059,629	211,719	(1,522)	210,197
Non-Agency MBS (3)
Rated AAA	11,096	222	—	—	11,318	11,207	—	(111)	(111)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	27,664	729	(602)	(5)	27,786	24,875	362	(3,273)	(2,911)
Rated BBB	45,847	36	(2,875)	(494)	42,514	40,060	—	(2,454)	(2,454)
Rated BB	99,301	33	(10,259)	(3,088)	85,987	85,651	3,072	(3,408)	(336)
Rated B	357,121	16	(31,108)	(24,127)	301,902	297,421	6,408	(10,889)	(4,481)
Rated CCC	1,099,730	—	(67,095)	(214,960)	817,675	853,336	52,931	(17,270)	35,661
Rated CC	799,895	—	(35,516)	(149,703)	614,676	616,769	19,688	(17,595)	2,093
Rated C	1,890,796	—	(56,732)	(436,617)	1,397,447	1,429,309	61,888	(30,026)	31,862
Unrated and D-rated (4)	1,588,886	—	(59,995)	(515,724)	1,013,167	1,056,615	73,271	(29,823)	43,448
Total Non-Agency MBS	5,920,383	1,037	(264,182)	(1,344,718)	4,312,520	4,415,277	217,620	(114,863)	102,757
Total MBS	$12,581,155	$185,067	$(264,309)	$(1,344,718)	$11,161,952	$11,474,906	$429,339	$(116,385)	$312,954

	December 31, 2011
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,981,834	$154,809	$(135)	$—	$6,136,508	$6,329,925	$194,997	$(1,580)	$193,417
Freddie Mac	743,517	22,717	—	—	768,572	791,085	22,677	(164)	22,513
Ginnie Mae	15,920	275	—	—	16,195	16,521	326	—	326
Total Agency MBS	6,741,271	177,801	(135)	—	6,921,275	7,137,531	218,000	(1,744)	216,256
Non-Agency MBS (3)
Rated AAA	12,258	245	—	—	12,503	12,258	—	(245)	(245)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	28,950	765	(624)	(5)	29,086	24,911	341	(4,516)	(4,175)
Rated BBB	46,593	42	(3,020)	(582)	43,033	38,352	—	(4,681)	(4,681)
Rated BB	100,513	33	(10,749)	(3,223)	86,574	81,789	2,232	(7,017)	(4,785)
Rated B	355,930	17	(30,584)	(25,004)	300,359	277,438	2,729	(25,650)	(22,921)
Rated CCC	1,031,407	—	(68,174)	(203,185)	760,048	741,028	27,767	(46,787)	(19,020)
Rated CC	687,664	—	(33,478)	(142,777)	511,409	487,619	14,209	(37,999)	(23,790)
Rated C	2,128,919	—	(64,963)	(487,397)	1,576,559	1,503,737	44,988	(117,810)	(72,822)
Unrated and D-rated (4)	1,022,072	—	(38,887)	(366,593)	616,592	608,280	34,934	(43,246)	(8,312)
Total Non-Agency MBS	5,414,353	1,103	(250,479)	(1,228,766)	3,936,211	3,775,446	127,200	(287,965)	(160,765)
Total MBS	$12,155,624	$178,904	$(250,614)	$(1,228,766)	$10,857,486	$10,912,977	$345,200	$(289,709)	$55,491

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at March 31, 2012 reflect Credit Reserve of $1.290 billion and OTTI of $54.5 million.  Amounts disclosed at December 31, 2011 reflect Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(2)  Includes principal payments receivable of $4.8 million and $2.3 million at March 31, 2012 and December 31, 2011, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 116 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $998.8 million and $1.041 billion, respectively, at March 31, 2012 and 78 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $602.0 million and $593.8 million, respectively, at December 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at March 31, 2012:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$435,903	$927	31	$49,880	$534	10	$485,783	$1,461
Freddie Mac	19,763	51	2	2,904	10	1	22,667	61
Total Agency MBS	455,666	978	33	52,784	544	11	508,450	1,522
Non-Agency MBS:
Rated AAA	11,207	111	1	—	—	—	11,207	111
Rated AA	—	—	—	34	14	1	34	14
Rated A	—	—	—	23,239	3,273	3	23,239	3,273
Rated BBB	21,592	1,037	4	18,468	1,417	4	40,060	2,454
Rated BB	58,148	2,438	6	14,233	970	3	72,381	3,408
Rated B	106,974	4,818	7	82,603	6,071	8	189,577	10,889
Rated CCC	272,813	9,000	25	77,767	8,270	8	350,580	17,270
Rated CC	175,181	7,658	15	180,793	9,937	11	355,974	17,595
Rated C	339,136	8,738	31	445,331	21,288	22	784,467	30,026
Unrated and other	364,812	16,699	35	204,518	13,124	14	569,330	29,823
Total Non-Agency MBS	1,349,863	50,499	124	1,046,986	64,364	74	2,396,849	114,863
Total MBS	$1,805,529	$51,477	157	$1,099,770	$64,908	85	$2,905,299	$116,385

At March 31, 2012, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $1.5 million at March 31, 2012.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at March 31, 2012 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $114.9 million at March 31, 2012.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit related factors, including supply and demand imbalances and widening of interest rate spreads.  The Company has reviewed Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings of approximately $920,000 on five Non-Agency MBS during the three months ended March 31, 2012.  The Company did not recognize any OTTI losses through earnings during the three months ended March 31, 2011.

MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In Thousands)	2012	2011
Total OTTI losses	$(879)	$—
OTTI reclassified from other comprehensive income	(41)	—
OTTI recognized in earnings	$(920)	$—

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

	Three Months Ended
	March 31,
(In Thousands)	2012	2011
Credit loss component of OTTI at beginning of period	$34,915	$24,345
Additions for credit related OTTI not previously recognized	458	—
Subsequent additional credit related OTTI recorded	462	—
Credit loss component of OTTI at end of period	$35,835	$24,345

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS at March 31, 2012 are summarized as follows:

Three Months Ended
March 31, 2012
Credit enhancement (1) (2)
Weighted average (3)	4.40%
Range (4)	0.00-16.50%

Projected CPR (2) (5)
Weighted average (3)	10.20%
Range (4)	9.40-13.30%

Projected Loss Severity (2) (6)
Weighted average (3)	55.40%
Range (4)	45.90-60.00%

60+ days delinquent (2) (7)
Weighted average (3)	21.50%
Range (4)	18.20-23.80%

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Impact of MBS on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the quarters ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In Thousands)	2012	2011
Accumulated other comprehensive income from MBS:
Unrealized gain on MBS at beginning of period	$55,491	$393,822
Unrealized loss on Agency MBS, net	(3,158)	(8,743)
Unrealized gain on Non-Agency MBS, net	262,602	18,106
Reclassification adjustment for MBS sales included in net income	(2,901)	—
Reclassification adjustment for OTTI included in net income	920	—
Change in accumulated other comprehensive income from MBS	$257,463	$9,363
Balance at end of period	$312,954	$403,185

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (3)	Discount (2)(3)
Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	9,410	—	10,161
Realized credit losses	22,394	—	3,375	—
Purchases	(108,449)	(7,433)	(154,943)	11,726
Reclass discount for OTTI	684	(684)	—	—
Net impairment losses recognized in earnings	(920)	—	—	—
Unlinking of Linked Transactions	(38,579)	(6,078)	(51,423)	(3,030)
Transfers/release of credit reserve	8,918	(8,918)	3,816	(3,816)
Balance at end of period	$(1,344,718)	$(264,182)	$(945,853)	$(213,925)

(1)  In addition, the Company reallocated $629,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2012.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  The Company reallocated $1.2 million of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2011.

Sales of MBS

During the first three months of 2012, the Company sold certain Agency MBS for $71.1 million, realizing gross gains of $3.0 million.  The Company did not sell any MBS during the three months ended March 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Coupon interest	$64,008	$67,707
Effective yield adjustment (1)	(10,708)	(7,532)
Agency MBS interest income	$53,300	$60,175

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization and discount accretion based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Coupon interest	$60,860	$39,537
Effective yield adjustment (1)	9,344	10,112
Non-Agency MBS interest income	$70,204	$49,649

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2012 and December 31, 2011:

Derivative Instrument		Balance Sheet	March 31,	December 31,
(In Thousands)	Designation	Location	2012	2011
Swaps, at fair value ($0 notional at March 31, 2012)	Hedging	Assets	$—	$26
Linked Transactions, at fair value	Non-Hedging	Assets	$20,124	$55,801
Swaps, at fair value ($3.224 billion notional at March 31, 2012)	Hedging	Liabilities	$(102,103)	$(114,220)

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at March 31, 2012 and December 31, 2011:

Linked Transactions at March 31, 2012

Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing		Interest	Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Balance	Rate	(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Within 30 days	$82,576	1.67%	Rated AAA	$28,582	$28,928	$29,628	3.33%
>30 days to 90 days	2,200	1.75	Rated AA	16,480	15,813	16,236	5.00
Total	$84,776	1.67%	Rated BBB	43,343	41,663	48,664	2.83
			Rated C	3,378	3,196	4,475	5.99
			Rated D	12,884	13,362	18,019	5.75
			Total	$104,667	$102,962	$117,022	3.83%

Linked Transactions at December 31, 2011

Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing		Interest	Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Balance	Rate	(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Within 30 days	$141,719	1.89%	Rated AAA	$29,057	$29,917	$30,675	3.31%
>30 days to 90 days	29,178	1.81	Rated AA	17,427	16,858	17,297	5.00
Total	$170,897	1.88%	Rated BBB	41,825	42,419	49,781	2.81
			Rated CCC	20,782	20,988	26,680	4.42
			Rated CC	43,644	47,060	61,470	6.00
			Rated C	32,870	36,934	45,857	5.20
			Unrated	40,364	43,419	57,776	5.54
			Total	$225,969	$237,595	$289,536	4.74%

At March 31, 2012, Linked Transactions also included $371,000 of associated accrued interest receivable and $138,000 of accrued interest payable.  At December 31, 2011, Linked Transactions also included $1.1 million of associated accrued interest receivable and $412,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the quarterly periods ended March 31, 2012 and 2011:

Components of Unrealized Net Gains and Net Interest Income
from Linked Transactions	Three Months Ended March 31,
(In Thousands)	2012	2011
Interest income attributable to MBS underlying Linked Transactions	$2,288	$9,437
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(504)	(1,766)
Change in fair value of Linked Transactions included in earnings	5,915	7,179
Unrealized net gains and net interest income from Linked Transactions	$7,699	$14,850

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2012.  At March 31, 2012, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was $106.1 million, including accrued interest payable of approximately $4.0 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at March 31, 2012 and December 31, 2011:

(In Thousands)	March 31, 2012	December 31, 2011
Agency MBS, at fair value	$108,769	$117,687
Restricted cash	13,005	15,502
Total assets pledged against derivative contracts	$121,774	$133,189

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At March 31, 2012, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At March 31, 2012, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three months ended March 31, 2012 and March 31, 2011.

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three months ended March 31, 2012 and March 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

At March 31, 2012, the Company had Swaps with an aggregate notional amount of $3.224 billion, which had gross unrealized losses of $102.1 million, and extended 20 months on average with a maximum term of approximately 46 months.  During the three months ended March 31, 2012, the Company did not enter into any new Swaps, and had Swaps with an aggregate notional amount of $154.1 million amortize and/or expire.  The following table presents information about the Company’s Swaps at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Maturity (1)	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
(Dollars in Thousands)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
Within 30 days	$34,108	4.16%	0.41%	$34,056	4.05%	0.37%
Over 30 days to 3 months	241,243	2.31	0.29	120,001	4.43	0.38
Over 3 months to 6 months	187,743	4.41	0.32	275,351	2.54	0.33
Over 6 months to 12 months	397,165	4.36	0.40	528,894	4.42	0.39
Over 12 months to 24 months	960,189	2.76	0.26	974,352	2.78	0.30
Over 24 months to 36 months	1,053,361	2.06	0.26	685,042	2.28	0.31
Over 36 months to 48 months	350,000	2.07	0.24	710,170	1.96	0.29
Over 48 months to 60 months	—	—	—	50,000	2.13	0.29
Total Swaps	$3,223,809	2.73%	0.28%	$3,377,866	2.80%	0.32%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s Swaps on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Dollars in Thousands)	2012	2011
Interest expense attributable to Swaps	$20,823	$24,034
Weighted average Swap rate paid	2.78%	3.67%
Weighted average Swap rate received	0.31%	0.27%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provided the Company with the right to enter into a fixed-pay Swap at termination of the option period in January 2012.  The terms of the Swap that the Company could have entered into were as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At the termination of the option period in January 2012, the Company allowed the Swaption to expire.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Impact of Hedging Instruments on Accumulated Other Comprehensive Income/(Loss)

The following table presents the impact of the Company’s Swaps on its accumulated other comprehensive income/(loss) for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In Thousands)	2012	2011
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(114,194)	$(139,142)
Unrealized gain on Swaps, net	12,091	25,671
Balance at end of period	$(102,103)	$(113,471)

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

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(In Thousands)	2012	2011
MBS interest receivable:
Fannie Mae	$19,221	$19,774
Freddie Mac	2,886	3,179
Ginnie Mae	90	32
Non-Agency MBS	20,470	19,850
Total MBS interest receivable	42,667	42,835
Money market investments	3	2
Total interest receivable	$42,670	$42,837

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

6.      Real Estate

In December 2011, the Company completed the sale of its investment in Lealand, which had been classified as held-for-sale on the consolidated balance sheet since March 31, 2011.  The following table presents the summary of assets and liabilities of Lealand at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(In Thousands)	2012	2011
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$—	$—
Cash and other assets	—	941
Accrued interest and other payables (1)	—	(95)

(1)  The Company had a loan to Lealand which had a balance of $445,000 at December 31, 2011.  This loan and the related interest accounts were eliminated in consolidation.  The loan was paid-off during the quarter ended March 31, 2012.

The following table presents the summary results of operations for Lealand for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In Thousands)	2012	2011
Revenue from operations of real estate	$—	$381
Other real estate operating expense	—	(217)
Depreciation and amortization expense (1)	—	(90)
Gain from real estate operations, net	$—	$74

(1)  On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At March 31, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 41 days and an effective repricing period of 8 months, including the impact of related Swaps.  At December 31, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 9 months, including the impact of related Swaps.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2012 and December 31, 2011:

(In Thousands)	March 31, 2012	December 31, 2011
Repurchase agreement borrowings secured by Agency MBS	$6,115,414	$6,198,829
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,427,971	$6,549,276
Weighted average haircut on Agency MBS (1)	4.79%	4.78%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$1,290,207	$1,313,336
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2) (3)	$2,240,465	$2,067,221
Cash pledged against Non-Agency MBS (i.e., restricted cash) under repurchase agreements	$—	$—
Weighted average haircut on Non-Agency MBS (1)	32.00%	30.97%
Repurchase agreements secured by U.S. Treasuries	$503,311	$300,994
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$503,740	$306,401
Weighted average haircut on U.S. Treasuries (1)	1.60%	2.00%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)  Includes $1.611 billion and $1.375 billion of Non-Agency MBS acquired from consolidated VIEs at March 31, 2012, and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Weighted		Weighted
Time Until Interest Rate Reset		Average		Average
(Dollars in Thousands)	Balance (1)	Interest Rate	Balance (1)	Interest Rate
Within 30 days	$4,700,447	0.50%	$5,220,740	0.54%
Over 30 days to 3 months	2,938,287	0.70	2,570,119	0.77
Over 3 months to 6 months	100,641	0.37	—	—
Over 6 months to 12 months	169,557	2.52	22,300	3.15
Total	$7,908,932	0.62%	$7,813,159	0.62%

(1)  At March 31, 2012 and December 31, 2011, the Company had repurchase agreements of $84.8 million and $170.9 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table at March 31, 2012 presents contractual maturity information about the Company’s repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	March 31, 2012
		Weighted
Contractual Maturity		Average
(Dollars in Thousands)	Balance (1)	Interest Rate
Overnight	$—	—%
Within 30 days	4,564,089	0.45
Over 30 days to 90 days	2,857,766	0.77
Over 90 days to 12 months	444,804	1.17
Over 12 months	42,273	2.25
Total	$7,908,932	0.62%

(1)  At March 31, 2012, the Company had repurchase agreements of $84.8 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

The Company had repurchase agreements with 26 counterparties at March 31, 2012 and 25 counterparties at December 31, 2011.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 10% of stockholders’ equity at risk in the aggregate at March 31, 2012:

	March 31, 2012
Counterparty	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
(Dollars in Thousands)	Rating	Risk (3)	Agreements	Equity
Credit Suisse (1)	A/Aa2/AA-	$518,004	2	18.7%
UBS AG (2)	A	280,287	1	10.1%

(1)  As rated at March 31, 2012 by S&P, Moody’s and Fitch, Inc., respectively.

(2)  As rated at March 31, 2012 by S&P.

(3) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged		Collateral Held
Derivative hedging instruments:
Agency MBS	$108,769		$—	$117,687		$—
Cash (1)	13,005		—	15,502		—
	121,774		—	133,189		—
Repurchase Agreement Borrowings:
Agency MBS	$6,427,971		$—	$6,549,276		$—
Non-Agency MBS	2,240,465	(2)(3)	—	2,067,221	(2)(3)	—
U.S. Treasury securities	503,740		—	306,401		—
Cash (1)	—		—	—		—
	9,172,176		—	8,922,898		—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—		$503,740	$—		$306,401
	—		503,740	—		306,401
Total	$9,293,950		$503,740	$9,056,087		$306,401

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2)  Includes $1.611 billion and $1.375 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2012 and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

(3)  In addition, $780.5 million and $448.4 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at March 31, 2012 and December 31, 2011, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at March 31, 2012:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Derivative Hedging Instruments
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
U.S. Treasury securities	$503,740	$511,241	$—	$—	$—	$—	$503,740
Fannie Mae	$5,756,424	$5,579,688	$17,852	$89,210	$85,874	$256	$5,863,742
Freddie Mac	668,337	646,006	2,616	9,880	9,558	41	680,874
Ginnie Mae	3,210	3,165	6	9,679	9,442	18	12,913
Agency MBS	$6,427,971	$6,228,859	$20,474	$108,769	$104,874	$315	$6,557,529
Rated AAA	$7,989	$8,068	$40	$—	$—	$—	$8,029
Rated A	22,500	25,400	68	—	—	—	22,568
Rated BBB	5,016	5,049	27	—	—	—	5,043
Rated BB	306,702	291,862	1,162	—	—	—	307,864
Rated B	85,341	84,907	328	—	—	—	85,669
Rated CCC	99,598	95,574	393	—	—	—	99,991
Rated CC	101,652	95,760	561	—	—	—	102,213
Rated C	142,558	139,846	765	—	—	—	143,323
Rated D	203,768	202,570	1,357	—	—	—	205,125
Not Rated	1,265,341	1,178,624	9,999	—	—	—	1,275,340
Non-Agency MBS (1)	$2,240,465	$2,127,660	$14,700	$—	$—	$—	$2,255,165
Total	$9,172,176	$8,867,760	$35,174	$108,769	$104,874	$315	$9,316,434

(1)  Includes $1.611 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2012, that are eliminated from the Company’s consolidated balance sheet.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

9.      Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $27,000 to $30,000 per year, paid on a monthly basis.

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 14 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At March 31, 2012, the Company had commitments to purchase Agency MBS at an estimated purchase price of $46.8 million and Non-Agency MBS at an estimated purchase price of $52.9 million.  These commitments are included in the Agency and Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheet.

10.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At March 31, 2012, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through March 31, 2012, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2011 through March 31, 2012:

Declaration Date	Record Date	Payment Date
February 17, 2012	March 1, 2012	April 2, 2012
November 21, 2011	December 1, 2011	December 30, 2011
August 22, 2011	September 1, 2011	September 30, 2011
May 20, 2011	June 1, 2011	June 30, 2011
February 18, 2011	March 1, 2011	March 31, 2011

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2011 through March 31, 2012:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 23, 2012	April 4, 2012	April 30, 2012	$0.240
December 14, 2011	December 30, 2011	January 31, 2012	0.270	(1)
September 26, 2011	October 11, 2011	October 31, 2011	0.250
June 30, 2011	July 14, 2011	July 29, 2011	0.250
March 31, 2011	April 11, 2011	April 29, 2011	0.235

(1)  Includes a special dividend of $0.02 per share.

(c)  DRSPP

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (“1933 Act”), for the purpose of registering additional common stock for sale through its Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”).  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2012, 9.9 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2012, the Company issued 62,289 shares of common stock through the DRSPP, raising net proceeds of $450,681.  From the inception of the DRSPP in September 2003 through March 31, 2012, the Company issued 14,613,149 shares pursuant to the DRSPP, raising net proceeds of $128.8 million.

(d) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three months ended March 31, 2012, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through March 31, 2012, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No. 1 thereto, which was filed on April 2, 2012.

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

(e)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At March 31, 2012, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of the Company’s accumulated other comprehensive income/(loss) at March 31, 2012 and December 31, 2011:

	Net Unrealized		Total Accumulated
	Gain on	Net Unrealized	Other Comprehensive
(In Thousands)	Available-for-Sale MBS	(Loss)/Gain on Swaps	(Loss)/Income
Balance at December 31, 2011	$55,491	$(114,194)	$(58,703)
Current period other comprehensive income (1)	257,463	12,091	269,554
Balance at March 31, 2012	$312,954	$(102,103)	$210,851

(1)  For further information regarding changes in current period other comprehensive income, see the Company’s consolidated Statement of Comprehensive Income.

At March 31, 2012 and December 31, 2011, the Company had OTTI recognized in accumulated other comprehensive income/(loss) of $25.2 million and $65.4 million, respectively.

11.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2012	2011
Numerator:
Net income	$84,713	$82,865
Dividends declared on preferred stock	(2,040)	(2,040)
Dividends, DERs and undistributed earnings allocated to participating securities (1)	(416)	(380)
Net income to common stockholders - basic and diluted	$82,257	$80,445

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	356,167	297,949
Basic and diluted earnings per share	$0.23	$0.27

(1) There were no undistributed earnings to allocate to participating securities for the three months ended March 31, 2012 and March 31, 2011, as the Company declared its common stock dividend during the respective quarters.

(2) At March 31, 2012, the Company had an aggregate of 2.1 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2012, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 432,000 stock options with a weighted average exercise price of $10.11 and a weighted average remaining contractual life of 1.6 years, approximately 676,000 shares of restricted common stock with a weighted average grant date fair value of $7.17 and approximately 949,000 RSUs with a weighted average grant date fair value of $7.21.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2012, approximately 9.7 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $447,000 and $356,000 during the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, the Company had 1,576,348 DERs outstanding, of which 409,500 were attached to common stock options and 1,166,848 were awarded in connection with, or attached to, RSUs.  At March 31, 2012, the average forfeiture rate on DERs outstanding attached to RSUs was 19.3%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at March 31, 2012.  At March 31, 2012, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 2.4 years.

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

The Company did not grant any stock options during the three months ended March 31, 2012 and March 31, 2011.  There were 50,000 stock options cancelled during the three months ended March 31, 2012, and no stock options cancelled during the three months ended March 31, 2011.  At March 31, 2012, 432,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.11.  As of March 31, 2012, the aggregate intrinsic value of total Options outstanding was approximately $2,000.

Restricted Stock

The Company awarded 14,881 shares of restricted common stock during the three months ended March 31, 2012 and awarded 12,255 shares of restricted common stock during the three months ended March 31, 2011.  At March 31, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $4.8 million and $5.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $859,000 and $886,000 on unvested shares of restricted stock at March 31, 2012 and December 31, 2011, respectively.  The unrecognized compensation expense at March 31, 2012 is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of March 31, 2012 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the three months ended March 31, 2012 and March 31, 2011.  All RSUs outstanding at March 31, 2012 had DERs attached or issued as separate associated instruments in connection with RSUs.  At March 31, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $3.2 million and $4.0 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at March 31, 2012 is expected to be recognized over a weighted average period of 3.1 years.  As of March 31, 2012, the Company had an expected average forfeiture rate of 17.1% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Restricted shares of common stock	$762	$642
RSUs	280	288
DERs	59	—
Options	—	2
Total	$1,101	$932

(b)  Employment Agreements

At March 31, 2012, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Non-employee directors	$26	$3
Officers	—	(1)
Total	$26	$2

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2012 and December 31, 2011 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$199	$259	$209	$254
Total	$199	$259	$209	$254

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2012 and December 31, 2011, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2012 and 2011, the Company recognized expenses for matching contributions of $60,000 and $43,000, respectively.

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

Agency MBS, Non-Agency MBS and Securitized Debt

The Company determines the fair value of its Agency MBS, based upon prices obtained from third party pricing services, which are indicative of market activity and repurchase agreement counterparties.

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, incorporates trading activity observed in the market place and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage; coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the market place.

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the market place, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

The Company’s MBS and securitized debt are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, the Company’s MBS and securitized debt are classified as Level 2 in the fair value hierarchy.

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

Derivative Hedging Instruments (Swaps)

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

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2012, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at March 31, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,059,629	$—	$7,059,629
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,415,277	—	4,415,277
Securities obtained and pledged as collateral	503,740	—	—	503,740
Linked Transactions	—	20,124	—	20,124
Total assets carried at fair value	$503,740	$11,495,030	$—	$11,998,770
Liabilities:
Derivative hedging instruments	$—	$102,103	$—	$102,103
Obligation to return securities obtained as collateral	503,740	—	—	503,740
Total liabilities carried at fair value	$503,740	$102,103	$—	$605,843

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$7,059,629	$7,059,629	$7,137,531	$7,137,531
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,415,277	4,415,277	3,775,446	3,775,446
Securities obtained and pledged as collateral	503,740	503,740	306,401	306,401
Cash and cash equivalents	374,621	374,621	394,022	394,022
Restricted cash	13,005	13,005	15,502	15,502
Linked Transactions	20,124	20,124	55,801	55,801
Derivative hedging instruments	—	—	26	26
Financial Liabilities:
Repurchase agreements	7,908,932	7,908,450	7,813,159	7,812,652
Securitized debt	967,422	958,923	875,520	859,506
Obligation to return securities obtained as collateral	503,740	503,740	306,401	306,401
Derivative hedging instruments	102,103	102,103	114,220	114,220

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2012 and December 31, 2011, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity.  Such interest rates are estimated based on LIBOR rates observed in the market.  The Company’s repurchase agreements are classified as Level 2 in the fair value hierarchy.

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

Resecuritization transactions

Since October 2010, the Company entered into several resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  See Note 2(p) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at March 31, 2012	$180,739	$356,759	$328,743	$101,181
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,763	$3,291	$3,732	$3,567

(1)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).

(2)  Amortized to interest expense over the life of the associated beneficial interests.

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

As of March 31, 2012 and December 31, 2011, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.659 billion and $2.283 billion, respectively.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of March 31, 2012 and December 31, 2011, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $967.4 million and $875.5 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized Debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

15.  Subsequent Event

Senior Note Issuance

On April 11, 2012 the Company completed the issuance of $100 million aggregate principal amount of its 8.00% Senior Notes due 2042 (the “Notes”) in an underwritten public offering.  The total net proceeds to the Company from the offering of the Notes was approximately $96.5 million, after deducting estimated offering expenses and the underwriting discount.  The Company intends to use the net proceeds to acquire additional residential mortgage-backed securities, consistent with its investment policy, and for working capital, which may include, among other things, the repayment of outstanding repurchase agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking in to account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At March 31, 2012, we had total assets of approximately $12.452 billion, of which $11.475 billion, or 92.2%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.060 billion of Agency MBS and $4.415 billion of Non-Agency MBS, substantially all of which represented the senior-most tranches within the MBS structure.  Generally, while senior tranches of MBS have lower coupon payments and interest rates than more junior tranches, they receive payments before the junior security holders in the MBS structure.  Included in our total assets were Linked Transactions recorded at fair value of $20.1 million, which were comprised of $104.7 million of Non-Agency MBS and $371,000 of associated accrued interest receivable and $84.8 million of borrowings under linked repurchase agreements and $138,000 of associated accrued interest payable.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the market place, the terms and availability of adequate financing, general economic and real estate conditions (both on national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

We are exposed to credit risk in our Non-Agency MBS portfolio, generally meaning that we are subject to credit losses in our Non-Agency MBS portfolio that correspond to the risk of delinquency, default and foreclosure on the real estate collateralizing our Non-Agency MBS. In particular we have significantly higher exposure in our Non-Agency MBS portfolio in California, Florida, New York, Virginia and New Jersey.  However, the credit support built into Non-Agency MBS transaction structures is designed to mitigate the extent of expected credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

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

As of March 31, 2012, approximately $8.756 billion, or 76.3%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $2.496 billion, or 21.8%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at March 31, 2012, we had $218.3 million, or 1.9%, of MBS with interest rates that reset monthly.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended March 31, 2012, our Agency MBS portfolio experienced a weighted average CPR of 17.9%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.0%.  Over the last consecutive eight quarters, ending with March 31, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 37.9%  experienced during the quarter ended June 30, 2010 to a low of 15.2%, experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 20.1%.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2012, we had net unrealized gains of $210.2 million on our Agency MBS, comprised of gross unrealized gains of $211.7 million and gross unrealized losses of $1.5 million, and had net unrealized gains on our Non-Agency MBS of $102.8 million, comprised of gross unrealized gains of $217.6 million and gross unrealized losses of $114.9 million.  At March 31, 2012, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though most of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative hedging instruments, which are currently comprised of Swaps.

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the three months ended March 31, 2012, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $154.1 million and a weighted average fixed-pay rate of 4.35% amortize and/or expire.  At March 31, 2012, we had Swaps with an aggregate notional amount of $3.224 billion with a weighted average fixed-pay rate of 2.73% and a weighted average variable interest rate of 0.28%.

Recent Market Conditions and Our Strategy

During the first quarter of 2012, we continued to invest opportunistically in both Agency and Non-Agency MBS, as reflected by the increase in size of our MBS portfolio at March 31 2012.  During the three months ended March 31 2012, we acquired approximately (i) $419.3 million of Agency MBS at a weighted average purchase price of 104.4% of par value and (ii) $391.3 million of Non-Agency MBS (none of which were reported as a component of Linked Transactions) at a weighted average purchase price of 77.2% of par value.  At March 31, 2012, our combined MBS portfolio was approximately $11.475 billion compared to $10.913 billion at December 31, 2011.

Our MBS portfolio acquisitions during the first quarter of 2012 reflect continued attractive conditions, both in terms of investment opportunities and the ability to obtain financing.  We were able to selectively find relative value in the Agency MBS market due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low funding costs. Additionally, Non-Agency MBS were available in the marketplace at discounts to par value. We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. However, we expect that the majority of our assets will remain in Agency MBS.

At March 31, 2012, $4.415 billion, or 38.5% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $104.7 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the three months ended March 31, 2012, the value of Non-Agency MBS generally increased in the marketplace and, as a result, we experienced an increase of $263.5 million in the market value of such MBS.  In addition, we recognized an unrealized gain of $5.9 million on securities underlying our Linked Transactions.  Primarily as a result of this market appreciation, our book value per common share increased to $7.49 at March 31, 2012 from $6.74 at December 31, 2011.

With $374.6 million of cash and cash equivalents and $518.1 million of unpledged Agency MBS at March 31, 2012, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  During the remainder of 2012 we intend to continue to selectively acquire Agency MBS, as well as implement our strategy of identifying and acquiring Non-Agency MBS with what we consider to be superior loss-adjusted yields at prices well below par. We believe that our Non-Agency assets will be positively impacted going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value. Our goal remains to continue positioning MFA to generate double digit returns on equity over time.

To finance the growth of our portfolio, we continue to pursue diversified financing sources, including resecuritization and longer term forms of repurchase agreement financing. In the first quarter of 2012, we added multi-year Non-Agency MBS financing, including collateralized financing arrangements and resecuritizations, reducing our reliance on short-term repurchase arrangements.  We increased an existing three-year collateralized financing arrangement that effectively provides financing for Non-Agency MBS from approximately $300.0 million to approximately $500.0 million.  On February 9, 2012, we sold $433.3 million in principal amount of Non-Agency MBS as a part of a resecuritization.  In connection with this transaction, $186.7 million of senior bonds rated “AAA” by DBRS, Inc. were issued to third-party investors via a trust.  These bonds, with an average life of 1.9 years, were priced at a 2.75% yield. While funding obtained under the three-year collateralized financing arrangement is incrementally more expensive than short-term repurchase agreement financing by approximately 100-150 basis points, we believe the certainty of the committed term outweighs the additional cost. Consequently, we anticipate that the net interest spread for the portion of the portfolio financed using these multi-year financing arrangements will be lower in future periods.  In addition, shortly after the end of the first quarter, we completed the issuance of $100.0 million aggregate principal amount of 8.00% Senior Notes due 2042 in an underwritten public offering.  The total net proceeds from the offering were approximately $96.5 million, after deducting estimated offering expenses and the underwriting discount.  See “Liquidity and Capital Resources” below for more information regarding our financing sources and strategies.

We believe, the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At March 31, 2012, we had borrowings under repurchase agreements with 26 counterparties and securitized debt resulting in a debt-to-equity multiple of 3.4 times.  (See table on page 52 under Results of Operations that presents our quarterly leverage multiples since March 31, 2011.)

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2012:

ASSET ALLOCATION

GAAP Basis

At March 31, 2012 (Dollars in Thousands)	Agency MBS		Non-Agency MBS		Cash (1)	Other, net (2)	Total
Amortized Cost	$6,849,432		$4,312,520		$387,626	$(18,809)	$11,530,769
Market Value	$7,059,629		$4,415,277		$387,626	$(18,809)	$11,843,723
Less Payable for Unsettled Purchases	(46,843)		(52,929)		—	—	(99,772)
Less Repurchase Agreements	(6,115,414)		(1,793,518)		—	—	(7,908,932)
Less Securitized Debt	—		(967,422)		—	—	(967,422)
Equity Allocated	$897,372		$1,601,408		$387,626	$(18,809)	$2,867,597
Less Swaps at Market Value	—		—		—	(102,103)	(102,103)
Net Equity Allocated	$897,372		$1,601,408		$387,626	$(120,912)	$2,765,494
Debt/Net Equity Ratio (3)	6.87	x	1.76	x

Non-GAAP Adjustments

At March 31, 2012 (Dollars in Thousands)	Agency MBS	Non-Agency MBS (4)	Cash (1)	Other, net (4)	Total
Amortized Cost	$—	$102,962	$—	$(19,891)	$83,071
Market Value	$—	$104,667	$—	$(19,891)	$84,776
Repurchase Agreements	—	418,535	—	—	418,535
Less Multi-year Collateralized Financing Agreements (5)	—	(503,311)	—	—	(503,311)
Equity Allocated	$—	$19,891	$—	$(19,891)	$—
Net Equity Allocated	$—	$19,891	$—	$(19,891)	$—

Non-GAAP Basis

At March 31, 2012 (Dollars in Thousands)	Agency MBS		Non-Agency MBS (4)		Cash (1)	Other, net (6)	Total
Amortized Cost	$6,849,432		$4,415,482		$387,626	$(38,700)	$11,613,840
Market Value	$7,059,629		$4,519,944		$387,626	$(38,700)	$11,928,499
Less Payable for Unsettled Purchases	(46,843)		(52,929)		—	—	(99,772)
Less Repurchase Agreements	(6,115,414)		(1,374,983)		—	—	(7,490,397)
Less Multi-year Collateralized Financing Agreements(5)	—		(503,311)		—	—	(503,311)
Less Securitized Debt	—		(967,422)		—	—	(967,422)
Equity Allocated	$897,372		$1,621,299		$387,626	$(38,700)	$2,867,597
Less Swaps at Market Value	—		—		—	(102,103)	(102,103)
Net Equity Allocated	$897,372		$1,621,299		$387,626	$(140,803)	$2,765,494
Debt/Net Equity Ratio (3)	6.87	x	1.79	x

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

(5) Multi-year collateralized financing arrangements are viewed by management as having an effective term of 2.7 years but for GAAP reporting purposes are disclosed within repurchase agreements and as having a contractual term of over 30 days to 90 days.

(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of March 31, 2012 and December 31, 2011:

	March 31,		December 31,
(In Thousands)	2012		2011
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,920,383		$5,414,353
Fair Value	4,415,277		3,775,446
Amortized Cost	4,312,520		3,936,211
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,344,718	)(1)	(1,228,766	)(2)
Purchase (Discount) Designated as Accretable	(264,182)		(250,479)
Purchase Premiums	1,037		1,103
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$117,022		$289,536
Fair Value	104,667		225,969
Amortized Cost	102,962		237,595
Purchase (Discount) Designated as Credit Reserve	(7,473)		(45,735)
Purchase (Discount) Designated as Accretable	(6,587)		(6,206)
Purchase Premiums	—		—
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,037,405		$5,703,889
Fair Value	4,519,944		4,001,415
Amortized Cost	4,415,482		4,173,806
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,352,191	)(3)	(1,274,501	)(4)
Purchase (Discount) Designated as Accretable	(270,769)		(256,685)
Purchase Premiums	1,037		1,103

(1) Includes discount designated as Credit Reserve of $1.290 billion and OTTI of $54.5 million at March 31, 2012.
(2) Includes discount designated as Credit Reserve of $1.174 billion and OTTI of $54.5 million at December 31, 2011.
(3) Includes discount designated as Credit Reserve of $1.298 billion and OTTI of $54.5 million at March 31, 2012.
(4) Includes discount designated as Credit Reserve of $1.220 billion and OTTI of $54.5 million at December 31, 2011.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended March 31, 2012 and March 31, 2011 on both a GAAP and Non-GAAP basis.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
GAAP Basis	Discount Designated as Credit Reserve and	Accretable	Discount Designated as Credit Reserve and	Accretable
(In Thousands)	OTTI	Discount	OTTI	Discount
Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	9,410	—	10,161
Realized credit losses	22,394	—	3,375	—
Purchases	(108,449)	(7,433)	(154,943)	11,726
Reclass discount for OTTI	684	(684)	—	—
Net impairment losses recognized in earnings	(920)	—	—	—
Unlinking of Linked Transactions	(38,579)	(6,078)	(51,423)	(3,030)
Transfers/release of credit reserve	8,918	(8,918)	3,816	(3,816)
Balance at the end of period	$(1,344,718)	$(264,182)	$(945,853)	$(213,925)

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Non-GAAP Adjustments	Discount Designated as Credit Reserve and	Accretable	Discount Designated as Credit Reserve and	Accretable
(In Thousands)	OTTI	Discount	OTTI	Discount
Balance at beginning of period	$(45,735)	$(6,206)	$(99,094)	$(45,756)
Accretion of discount	—	329	—	1,757
Realized credit losses	312	—	—	—
Purchases	—	—	(22,797)	2,554
Unlinking of Linked Transactions	38,579	(1,339)	51,423	27,659
Transfers/release of credit reserve	(629)	629	1,164	(1,164)
Balance at the end of period	$(7,473)	$(6,587)	$(69,304)	$(14,950)

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Non-GAAP Basis	Discount Designated as Credit Reserve and	Accretable	Discount Designated as Credit Reserve and	Accretable
(In Thousands)	OTTI	Discount	OTTI	Discount
Balance at beginning of period	$(1,274,501)	$(256,685)	$(845,772)	$(274,722)
Accretion of discount	—	9,739	—	11,918
Realized credit losses	22,706	—	3,375	—
Purchases	(108,449)	(7,433)	(177,740)	14,280
Reclass discount for OTTI	684	(684)	—	—
Net impairment losses recognized in earnings	(920)	—	—	—
Unlinking of Linked Transactions	—	(7,417)	—	24,629
Transfers/release of credit reserve	8,289	(8,289)	4,980	(4,980)
Balance at the end of period	$(1,352,191)	$(270,769)	$(1,015,157)	$(228,875)

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the three months ended March 31, 2012 and March 31, 2011:

	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	6.02%	6.83%
Effective Yield Adjustment (2)	0.93	1.75
Net Yield	6.95%	8.58%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.32%	5.21%
Effective Yield Adjustment (2)	0.89	1.19
Net Yield	6.21%	6.40%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	6.00%	6.50%
Effective Yield Adjustment (2)	0.92	1.64
Net Yield	6.92%	8.14%

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

The information in the above tables, on pages 42-45, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual term of three years with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 42, we offset our reverse repurchase agreement receivable that is secured by U.S. Treasuries received from the first counterparty against the repurchase agreement liability with the second counterparty for which we pledged those U.S. Treasury securities as collateral, as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is reported based on its legal contractual maturity. However, based on an evaluation of the economic substance of these collateralized financing arrangements, management considers that the Non-GAAP Asset Allocation table presented on page 42 more appropriately reflects the effective economic term of the financing obtained. Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1 - 7% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

During the past several years, certain of our repurchase agreement counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefitted from accommodative monetary policy of Central Banks.

The table below summarizes our exposure to our financial counterparties at March 31, 2012:

Country	Number of	Repurchase Agreement		Swaps at Fair		Exposure as a Percentage of MFA Total
(Dollars in Thousands)	Counterparties	Financing		Value	Exposure (1)	Assets
European Countries: (2)
Germany	1	$559,356		$(26,408)	$164,979	1.32%
Switzerland	3	1,462,595		—	801,518	6.44
France	1	396,469		—	23,036	0.19
Holland	1	356,632		—	15,984	0.13
United Kingdom	2	818,725		(27,349)	46,879	0.38
Total	8	3,593,777		(53,757)	1,052,396	8.46%
Other Countries:
United States	11	$3,776,664		$(48,346)	$405,390	3.26%
Japan	4	780,923		—	45,315	0.36
Other	3	342,344		—	60,552	0.49
Total	18	4,899,931		(48,346)	511,257	4.11%
Total Counterparty Exposure	26	$8,493,708	(3)(4)	$(102,103)	$1,563,653	12.57%

(1) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on Swaps for each counterparty.
(2) Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.
(3) Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.
(4) Includes $84.8 million of repurchase agreements which are a component of our Linked Transactions.

At March 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the European credit crisis continues to impact our major European financial counterparties, there is the possibility that it will also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At March 31, 2012, net premiums on our Agency MBS portfolio under GAAP were $183.9 million compared to $181.8 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.608 billion, which when combined with purchase discounts of $14.1 million related to securities underlying our Linked Transactions, resulted in total net purchase discounts on Non-Agency MBS of $1.622 billion at March 31, 2012.  Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP.  These differences are primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold;  (ii) the tax portfolio includes certain securities issued by these VIEs;  and (iii)  Non-Agency MBS underlying linked transactions are included in our tax portfolio.  In addition, for bonds common to both tax and GAAP reported portfolios, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.  These differences result in net purchase discounts for tax on our Non-Agency MBS at March 31, 2012 of $1.322 billion.

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

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Many companies that engage in the business of acquiring mortgages and mortgage-related instruments, including us, seek to rely on an existing interpretation of the SEC Staff with respect to Section 3(c)(5)(C) so as not to become an investment company for the purpose of regulation under the Investment Company Act.  The SEC has requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C) on which we rely.

The potential timetable and outcome of the SEC’s review are unclear.  However, if the SEC determines to narrow or eliminate the interpretive exemption under Section 3(c)(5)(C) upon which we rely, we could be required to significantly restructure our operations in order to maintain our investment company exemption.  Under these circumstances, our ability to use leverage could be substantially reduced, which would require us to change the way we conduct our business.  For additional discussion of the SEC’s concept release and its potential impact on us, please see “Other Matters” below.

Results of Operations

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

For the first quarter of 2012, we had net income available to common stock and participating securities of $82.7 million, or $0.23 per basic and diluted common share, compared to net income available to common stock and participating securities of $80.8 million, or $0.27 per basic and diluted common share, for the first quarter of 2011.  The increase in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were primarily due to the increase in the size of our MBS portfolio and the number of shares outstanding for the first quarter of 2012.

Interest income on our Agency MBS for the first quarter of 2012 decreased to $53.3 million from $60.2 million, or 11.4%, for the first quarter of 2011.  This change primarily reflects a decrease in the net yield on our Agency MBS to 3.15% for the first quarter of 2012 from 3.84% for the first quarter of 2011, which was partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $6.779 billion for the first quarter of 2012 from $6.274 billion for the first quarter of 2011.  During the first quarter of 2012, our Agency MBS portfolio experienced a 17.9% CPR and we recognized $10.7 million of premium amortization compared to a CPR of 21.0% and $7.5 million of premium amortization for the first quarter of 2011.  At the end of the first quarter of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 54 basis points to 3.78% for the first quarter of 2012 from 4.32% for the first quarter of 2011.  At March 31, 2012, we had net purchase premiums on our Agency MBS of $183.9 million, or 2.8% of current par value, compared to net purchase premiums of $177.7 million and 2.6% of par value at December 31, 2011.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the first quarter of 2012 was $70.2 million compared to $49.6 million for the first quarter of 2011, principally due to the increase in our Non-Agency portfolio.  Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  For the first quarter of 2012, the average amortized cost of our Non-Agency MBS increased by $1.727 billion, or 74.7%, to $4.041 billion, from $2.314 billion for the first quarter of 2011.  The growth in our Non-Agency MBS has primarily been funded with securitized debt in connection with our resecuritization transactions and longer term forms of repurchase agreement financings, as well as capital raised in a public offering of our common stock in March 2011.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the first three months of 2012, primarily in connection with our amended multi-year financing arrangement with one of our counterparties in January 2012.  These delinkings resulted in Non-Agency MBS of $122.8 million, previously included as a component of Linked Transactions, being recognized as MBS on our consolidated balance sheet at March 31, 2012.  Our Non-Agency MBS portfolio yielded 6.95% for the first quarter of 2012 compared to 8.58% for the first quarter of 2011.  The decrease in the yield on our Non-Agency MBS is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first quarter of 2012, we recognized net purchase discount accretion of $9.3 million on our Non-Agency MBS, compared to $10.1 million for the first quarter of 2011.  At March 31, 2012, we had net purchase discounts of $1.608 billion, including Credit Reserve and previously recognized OTTI of $1.345 billion, on our Non-Agency MBS, or 27.2% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS (1)			Non-Agency MBS (1)			Total MBS (1)
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Quarter Ended	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR
March 31, 2012	3.78%	3.15%	17.90%	6.02%	6.95%	14.05%	4.62%	4.57%	16.48%
December 31, 2011	3.79	3.14	19.35	6.07	7.02	13.07	4.60	4.51	17.19
September 30, 2011	3.98	3.37	19.29	6.15	7.25	14.66	4.75	4.75	17.97
June 30, 2011	4.14	3.68	16.57	6.41	7.84	14.63	4.87	5.01	16.03
March 31, 2011	4.32	3.84	20.95	6.83	8.58	14.80	5.00	5.12	19.39

(1) Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data. For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased bonds and continues to be earned on sold bonds until settlement date.

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

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended March 31, 2012 and March 31, 2011:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield (2)	Yield (3)
Quarter Ended March 31, 2012
Agency MBS	$6,778,554	$53,300	3.94%	3.78%	3.15%
Non-Agency MBS, including transfers to consolidated VIEs(2)	4,040,977	70,204	4.41	6.02	6.95
Total	$10,819,531	$123,504	4.16%	4.62%	4.57%
Quarter Ended March 31, 2011
Agency MBS	$6,273,769	$60,175	4.49%	4.32%	3.84%
Non-Agency MBS, including transfers to consolidated VIEs(2)	2,313,757	49,649	4.80	6.83	8.58
Total	$8,587,526	$109,824	4.60%	5.00%	5.12%

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, decreased to $19,000 for the first quarter of 2012 from $54,000 for the 2011 period.  Our average cash investments were $424.7 million and yielded 0.02% for the first quarter of 2012 compared to average cash investments of $453.7 million that yielded 0.05% for the first quarter of 2011.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At March 31, 2012, we had repurchase agreement borrowings of $7.909 billion and securitized debt of $967.4 million, of which $3.224 billion was hedged with Swaps.  At March 31, 2012, our Swaps had a weighted average fixed-pay rate of 2.73% and extended 20 months on average with a maximum remaining term of approximately 46 months.

Our interest expense for the first quarter of 2012 increased by 15.8% to $40.1 million from $34.7 million for the first quarter of 2011.  This increase reflects the combined impact of an increase in our average borrowings partially off-set by the lower effective interest rate paid on such borrowings.  The following table presents information regarding the components of our interest expense for the three months ended March 31, 2012 and March 31, 2011:

For the Quarter Ended			Average Cost
(Dollars in Thousands)	Average Balance	Interest Expense	of Funds (1)
March 31, 2012
Agency Repurchase Agreements	$6,054,873	$25,723	1.71%
Non-Agency Repurchase Agreements	1,717,127	10,347	2.42
Total Repurchase Agreements	7,772,000	36,070	1.87
Securitized Debt	949,868	4,057	1.72
Total	$8,721,868	$40,127	1.85%

March 31, 2011
Agency Repurchase Agreements	$5,469,703	$28,366	2.10%
Non-Agency Repurchase Agreements	1,130,889	4,688	1.68
Total Repurchase Agreements	6,600,592	33,054	2.03
Securitized Debt	440,814	1,599	1.46
Total	$7,041,406	$34,653	1.99%

(1) Reflects the annualized interest expense divided by the average balance and includes the cost of Swaps.

The following table presents information about our securitized debt at March 31, 2012:

Benchmark Interest Rate	At March 31, 2012
(Dollars in Thousands)	Securitized Debt	Interest Rate
30 Day LIBOR + 100 basis points	$328,743	1.24%
30 Day LIBOR + 125 basis points	457,940	1.49
Fixed	180,739	2.85
Total	$967,422	1.66%

The effective interest rate paid on our borrowings decreased to 1.85% for the quarter ended March 31, 2012 from 1.99% for the quarter ended March 31, 2011, reflecting a decline in market interest rates and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $20.8 million, or 96 basis points, for the quarter ended March 31, 2012, compared to interest expense of $24.0 million, or 138 basis points, for the first quarter of 2011.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.78% for the quarter ended March 31, 2012 from 3.67% for the quarter ended March 31, 2011.  The weighted average variable interest rate received on our Swaps increased to 0.31% for the quarter ended March 31, 2012 from 0.27% for the quarter ended March 31, 2011.  During the quarter ended March 31, 2012, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $154.1 million and a weighted average fixed-pay rate of 4.35% amortize and/or expire.

In June 2011, we purchased a Swaption, which at the expiration of the option period in January 2012 gave us the right, but not the obligation, to enter into a Swap for a four-year term under which we would pay a fixed rate of 1.90% and receive a variable rate equal to one-month LIBOR on a $100.0 million notional.  At the option’s expiration, we could have elected to cash settle the option if such option was “in-the-money” or allow the option to expire at no additional cost to us.  We entered into this Swaption to provide us with the ability to protect against rates rising above the fixed rate specified in the Swaption agreement.  At the termination of the option period in January 2012, we allowed the Swaption to expire.

We expect that our interest expense and funding costs for the remainder of 2012 will be impacted by market interest rates, the amount of our borrowings, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 4, 7 and 14 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple (1)		Multiple (2)
March 31, 2012	3.4	(3)	3.5
December 31, 2011	3.6	(4)	3.7
September 30, 2011	3.4	(5)	3.5
June 30, 2011	3.2	(6)	3.3
March 31, 2011	2.9		3.0

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral divided by stockholders’ equity.

(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $84.8 million, $170.9 million, $193.0 million, $225.4 million and $304.1 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

(3)  The decrease in our leverage multiple from 3.6x at December 31, 2011 to 3.4x at March 31, 2012 primarily reflects an increase in the market value of our Non-Agency MBS.

(4) The increase in our leverage multiple from 3.4x at September 30, 2011 to 3.6x at December 31, 2011 primarily reflects a decline in the market value of our Non-Agency MBS and increased use of financing structures of Non-Agency MBS.

(5)  The increase in our leverage multiple from 3.2x at June 30, 2011 to 3.4x at September 30, 2011 primarily reflects a decline in the market value of our Non-Agency MBS.

(6)  The increase in our leverage multiple from 2.9x at March 31, 2011 to 3.2x at June 30, 2011 reflects the use of resecuritization to finance a portion of our Non-Agency MBS portfolio.

For the first quarter of 2012, our net interest income increased by $8.2 million, or 10.9%, to $83.4 million from $75.2 million for the first quarter of 2011.  This increase primarily reflects the impact of additional higher yielding Non-Agency MBS partially offset by an increase in our average borrowings.  Our net interest spread and margin for the first quarter of 2012 were 2.54% and 2.96%, respectively, compared to a net interest spread and margin of 2.87% and 3.31%, respectively, for the first quarter of 2011.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

						Average
					Yield on	Balance of
			Average		Average	Repurchase
	Average	Interest	Interest	Total	Interest-	Agreements		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	and Securitized	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets (3)	Debt	Expense	Funds	Income
March 31, 2012	$10,819,531	$123,504	$424,691	$123,523	4.39%	$8,721,868	$40,127	1.85%	$83,396
December 31, 2011	11,000,704	123,964	402,958	123,994	4.35	8,899,013	38,811	1.73	85,183
September 30, 2011	11,010,686	130,741	548,339	130,766	4.53	9,034,044	38,752	1.70	92,014
June 30, 2011	10,545,419	132,082	432,005	132,109	4.81	8,473,314	37,195	1.76	94,914
March 31, 2011	8,587,526	109,824	453,730	109,878	4.86	7,041,406	34,653	1.99	75,225

(1) Unrealized gains and losses are not reflected in the average amortized cost of MBS.
(2) Includes average interest-earning cash, cash equivalents and restricted cash.
(3) Reflects annualized interest income divided by average amortized cost of interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities		MBS Only
	Net Interest	Net Interest	Net Yield	Cost of Funding	Net MBS
Quarter Ended	Spread (1)	Margin (2)	MBS (3)	MBS (4)	Spread (5)
March 31, 2012	2.54%	2.96%	4.57%	1.85%	2.72%
December 31, 2011	2.62	3.00	4.51	1.73	2.78
September 30, 2011	2.83	3.20	4.75	1.70	3.05
June 30, 2011	3.05	3.46	5.01	1.76	3.25
March 31, 2011	2.87	3.31	5.12	1.99	3.13

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

During the first quarter of 2012, we recognized OTTI charges through earnings of $920,000 against five of our Non-Agency MBS.  These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At March 31, 2012, we had 198 Non-Agency MBS with a gross unrealized loss of $114.9 million and 44 Agency MBS with a gross unrealized loss of $1.5 million.  Impairments on Agency MBS in an unrealized loss position at March 31, 2012 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.  We did not recognize any OTTI charges through earnings during the first quarter of 2011.

For the first quarter of 2012, we had other income of $10.7 million.  This income primarily reflects the impact of net gains of $7.7 million on our Linked Transactions and $3.0 million of gains realized on the sale of certain Agency MBS.  The gains of our Linked Transactions for the three months ended March 31, 2012 were comprised of interest income of $2.3 million on the underlying Non-Agency MBS, interest expense of $504,000 on the borrowings under repurchase agreements and appreciation of $5.9 million in the fair value of the underlying securities.  The gain on our Linked Transactions of $14.9 million for the three months ended March 31, 2011 was comprised of interest income of $9.4 million on the underlying Non-Agency MBS, interest expense of $1.8 million on the borrowings under repurchase agreements and appreciation of $7.2 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During the three months ended March 31, 2012, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $122.8 million.

For the first quarter of 2012, we had compensation and benefits and other general and administrative expense of $8.4 million, or 1.26% of average equity, compared to $7.3 million, or 1.17% of average equity, for the first quarter of 2011.  The increase in our compensation and benefits expense to $5.6 million for the first quarter of 2012, compared to $5.1 million for the first quarter of 2011, primarily reflects additional salary expense for new hires, salary increases, an increase to our bonus pool accrual and vesting of equity-based compensation awards.  Our other general and administrative expenses increased by $642,000 to $2.8 million for the quarter ended March 31, 2012 compared to $2.2 million for the quarter ended March 31, 2011.  The increase was primarily comprised of increases in office rent and related occupancy costs, professional services, including auditing and legal fees and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock.  To the extent we raise additional equity through capital market transactions, we currently anticipate using the proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreement and other borrowings, for working capital and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2012, we had 9.9 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2012, we issued 62,289 shares of common stock through our DRSPP, raising net proceeds of $450,681.

Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements (including repurchase financings underlying our Linked Transactions) at March 31, 2012 and December 31, 2011:

	Weighted
	Average
	Haircut	Low	High
At March 31, 2012
Repurchase agreement borrowings secured by:
Agency MBS	4.79%	3.00%	7.00%
Non-Agency MBS	31.06	10.00	63.00
U.S. Treasury	1.60	1.00	2.00
Total	9.11%	4.08%	16.32%

At December 31, 2011
Repurchase agreement borrowings secured by:
Agency MBS	4.78%	3.00%	7.00%
Non-Agency MBS	30.14	10.00	63.00
U.S. Treasury	2.00	2.00	2.00
Total	9.39%	4.26%	17.22%

The weighted average haircut requirements for our repurchase agreements, including repurchase financings underling our Linked Transactions, have not significantly changed since December 31, 2011.

During the first three months of 2012, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At March 31, 2012, we had a total of $9.172 billion of MBS and U.S. Treasury securities and $13.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At March 31, 2012, we had a Cushion of $1.078 billion available to meet potential margin calls, comprised of cash and cash equivalents of $374.6 million, unpledged Agency MBS of $518.1 million and excess collateral of $185.7 million.  In addition, at March 31, 2012, we had unpledged Non-Agency MBS with a fair value of $1.127 billion.

During the three months ended March 31, 2012, we entered into a resecuritization transaction that resulted in us consolidating as a VIE, the SPE that was created to facilitate this transaction, and to which the underlying assets in connection with the resecuritization was transferred.  As part of this resecuritization transaction, we sold Non-Agency MBS to Wells Fargo Mortgage Loan Trust, LLC (or WFMLT), who subsequently transferred the underlying certificates to a separate trust established under the laws of the State of New York, which we consolidate as a VIE.  (See Note 14 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table summarizes the key details of the resecuritization transactions we have been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series	CSMC Series	CSMC Series	DMSI
	2012-RR1	2011-7R	2011-1R	2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at March 31, 2012	$180,739	$356,759	$328,743	$101,181
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company(1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,763	$3,291	$3,732	$3,567

(1) Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (or Senior Bonds).
(2) Amortized to interest expense over the life of the associated beneficial interests.

For financial statement reporting purposes, we consolidate the underlying trusts in our resecuritization transactions and, as such, no gain or loss is recorded.  Since the underlying trusts are consolidated, we take the view that the resecuritization is effectively a financing of the Non-Agency MBS sold resulting in the Senior Bonds being presented in our consolidated financial statements as securitized debt.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements				Securitized Debt
Quarter Ended	Quarterly Average	End of Period		Maximum Balance at Any	Quarterly Average	End of Period		Maximum Balance
(In Thousands)	Balance	Balance		Month-End	Balance	Balance		at Any Month-End
March 31, 2012	$7,772,000	$7,908,932		$7,908,932	$949,868	$967,422	(1)	$1,000,787
December 31, 2011	7,969,178	7,813,159		7,996,749	929,836	875,520		932,239
September 30, 2011	8,007,343	8,017,663		8,084,098	1,026,701	958,406		1,027,701
June 30, 2011	7,742,223	7,870,251		7,870,251	731,091	1,062,040	(2)	1,062,040	(2)
March 31, 2011	6,600,592	7,652,713	(3)	7,652,713	440,814	663,367	(4)	680,794	(4)

(1)  The higher end of the period balance reflects the securitized debt from our resecuritization transaction in February 2012.

(2)  The higher end of the period balance reflects the securitized debt from our resecuritization transaction in June 2011.

(3)  On March 11, 2011, the Company raised net equity of approximately $605.0 million, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements.

(4)  Reflects securitized debt from our resecuritization transactions in February 2011 and October 2010.

Cash Flows and Liquidity For the Three Months Ended March 31, 2012

Our cash and cash equivalents decreased by $19.4 million during the three months ended March 31, 2012, reflecting:  $108.5 million used through our investing activities, primarily to purchase MBS; $79.9 million provided by our operating activities; and $9.1 million provided by our financing activities.

At March 31, 2012, our debt-to-equity multiple was 3.4x compared to 3.6x at December 31, 2011.  This decrease is primarily due to an increase in the market value of our Non-Agency MBS. At March 31, 2012, we had borrowings under repurchase agreements of $7.909 billion with 26 counterparties, of which $6.115 billion was secured by Agency MBS, $1.290 billion was secured by Non-Agency MBS and $503.3 million was secured by U.S. Treasuries.  In addition, at such date, we had $84.8 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 4 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2011, we had borrowings under repurchase agreements of $7.813 billion with 25 counterparties and had borrowings under repurchase agreements of $170.9 million that were a component of our Linked Transactions.

At March 31, 2012, we had aggregate securitized debt of $967.4 million, resulting from our resecuritization transactions.  During the three months ended March 31, 2012, we used cash of $94.8 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.44 years at March 31, 2012.  During the quarter ended March 31, 2012, we increased the financing obtained under multi-year collateralized financing arrangements by approximately $200.0 million.  At March 31, 2012, approximately $500.0 million of financing had been obtained under these arrangements.

During the three months ended March 31, 2012 we used $108.5 million through our investing activities.  During this period, we received cash of $558.5 million from prepayments and scheduled amortization on our MBS portfolio, of which $412.3 million was attributable to Agency MBS and $146.2 million was from Non-Agency MBS.  During the three months ended March 31, 2012, we purchased $372.5 million of Agency MBS and $365.4 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the three months ended March 31, 2012 we sold certain of our Agency MBS for $71.1 million, realizing gross gains of $3.0 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls
				Cash and	Net Assets
				Securities	Received/
	Fair Value of		Aggregate Assets	Received For	(Pledged) For
For the Quarter Ended	Securities		Pledged For	Reverse Margin	Margin
(In Thousands)	Pledged	Cash Pledged	Margin Calls	Calls	Activity
March 31, 2012	$277,415	$1,590	$279,005	$333,753	$54,748
December 31, 2011	451,838	10,901	462,739	463,791	1,052
September 30, 2011	719,639	2,660	722,299	657,785	(64,514)
June 30, 2011	341,764	5,150	346,914	394,342	47,428
March 31, 2011	259,382	650	260,032	360,737	100,705

During the three months ended March 31, 2012, we paid $96.8 million for cash dividends on our common stock and DERs, and paid cash dividends of $2.0 million on our preferred stock.  On March 23, 2012, we declared our first quarter 2012 dividend on our common stock of $0.24 per share; on April 30, 2012, we paid this dividend which totaled $85.9 million, including DERs of approximately $378,000.

We believe that we have adequate financial resources to meet our current obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, reducing our ability to use leverage.  Access to financing may also be negatively impacted by the ongoing volatility in the world financial markets, potentially adversely impacting our current or potential lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will continue to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 52 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Other Matters

Our objective has been to conduct our business so as not to become regulated as an investment company under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act exempts from the definition of “investment company” entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of “qualifying real estate assets” and at least 80% of our portfolio must be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. We primarily rely on an existing interpretation of the SEC Staff that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are considered qualifying real estate assets under Section 3(c)(5)(C). We treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption inherently limits the types of assets we may acquire from time to time.

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

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with March 31, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 37.9% experienced during the quarter ended June 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 20.1%.

The following table presents information at March 31, 2012 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

		Estimated Months to
		Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions		Expected Prepayment	Liabilities Reset (1)	in Months (1)
0%	(2)	54	8	46
15%		28	8	20
20%		24	8	16
25%		21	8	13

(1) Reflects the effect of our Swaps.
(2) 0% CPR reflects only scheduled amortization and contractual maturities.

At March 31, 2012, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 46 days and a weighted average term to interest rate reset of 41 days, or an effective repricing period of 8 months, including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended March 31, 2012, our Swaps accounted for $20.8 million, or 96 basis points, of our borrowing costs.  At March 31, 2012, we had borrowings under repurchase agreements of $7.909 billion and borrowings under repurchase agreements of $84.8 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $3.224 billion with a weighted average fixed-pay rate of 2.73%, which extended 20 months on average with a maximum term of approximately 46 months.

At March 31, 2012, our Swaps were in an unrealized loss position of $102.1 million, compared to a net unrealized loss position of $114.2 million at December 31, 2011.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

In June 2011, we purchased a Swaption for which we paid a premium of $915,000.  This Swaption provided us with the option at expiration of the option period to enter into a four-year, $100.0 million notional Swap with a fixed-pay rate of 1.90% and a variable-receive rate equal to one-month LIBOR over the term of the Swap.  We entered into this Swaption to protect against rising interest rates at expiration of the option term in January 2012.  At the termination of the option period in January 2012, we allowed the Swaption to expire.

The interest rates for most of our ARM-MBS, once in their adjustable rate period, primarily reset based on LIBOR and the one-year constant maturity treasury rate (or CMT) while our borrowings, comprised of repurchase agreements and securitized debt, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, have at times moved inversely.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted by the timing and amount of prepayments, credit performance and the benchmark rate to which the underlying mortgages are indexed.

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

The amount by which our Agency ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at March 31, 2012:

Lifetime Interest Rate Caps on Agency ARMs (1)		Interim Interest Rate Caps on Agency ARMs (2)
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
6.0% to 8.0%	5.4%	<1.0%	1.3%
>8.0% to 10.0%	58.7	>1.0% and <3.0%	15.7
>10.0% to 12.0%	33.4	>3.0% and <5.0%	79.9
>12.0%	2.5	>5.0%	0.5
	100.0%	No interim caps	2.6
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

At March 31, 2012, MFA’s $11.580 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total
		Average			Average			Average
	Market	Months to	Average	Market	Months to	Average	Market	Months to	Average
(Dollars in Thousands)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)
Time to Reset:
< 2 years (4)	$1,661,431	7	13.8%	$2,398,626	4	13.0%	$4,060,057	5	13.3%
2-5 years	2,637,346	39	23.1	696,659	45	16.4	3,334,005	40	21.7
> 5 years	1,140,315	72	19.1	110,814	62	18.9	1,251,129	71	19.1
ARM-MBS Total	$5,439,092	36	19.4%	$3,206,099	15	14.0%	$8,645,191	28	17.5%
15-year fixed	$1,620,537		13.1%	$15,143		0.4%	$1,635,680		13.0%
30-year fixed	—		—	1,292,622		14.0	1,292,622		14.0
40-year fixed	—		—	6,080		13.9	6,080		13.9
Fixed Rate Total	$1,620,537		13.1%	$1,313,845		13.9%	$2,934,382		13.4%
MBS Total	$7,059,629		17.9%	$4,519,944		14.0%	$11,579,573		16.4%

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

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at March 31, 2012.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at March 31, 2012.

Shock Table

	Estimated	Estimated Value of Derivative	Estimated Value of Financial Instruments	Estimated	Percentage Change in Net	Percentage Change in
Change in Interest Rates	Value	Hedging	Carried at Fair	Change in	Interest	Portfolio
(Dollars in Thousands)	of MBS (1)	Instruments	Value (2)	Fair Value	Income (3)	Value
+100 Basis Point Increase	$11,444,119	$(53,520)	$11,390,599	$(86,871)	(10.19)%	(0.76)%
+ 50 Basis Point Increase	$11,519,783	$(77,811)	$11,441,972	$(35,498)	(5.03)%	(0.31)%
Actual at March 31, 2012	$11,579,573	$(102,103)	$11,477,470	$—	—	—
- 50 Basis Point Decrease	$11,623,490	$(126,395)	$11,497,095	$19,625	2.36%	0.17%
-100 Basis Point Decrease	$11,651,533	$(150,687)	$11,500,846	$23,376	0.06%	0.20%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2012.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at March 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At March 31, 2012, the impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.48 which is the weighted average of 1.47 for our Agency MBS, (1.56) for our derivative hedging instruments and 0.00 for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.55), which is the weighted average of (0.90) for our Agency MBS, 0.00 for our derivative hedging instruments and 0.00 for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At March 31, 2012, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At March 31, 2012, our Non-Agency MBS had a fair value of $4.415 billion and an amortized cost of $4.313 billion, comprised of gross unrealized losses of $114.9 million and gross unrealized gains of $217.6 million.  At March 31, 2012, our Linked Transactions included MBS with a fair value of $104.7 million, including net unrealized gains of $1.7 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at March 31, 2012.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan FICO			Securities with Average Loan FICO
	of 715 or Higher (1)			Below 715 (1)
Year of Securitization (2)			2005			2005
(Dollars in Thousands)	2007	2006	and Prior	2007	2006	and Prior	Total
Number of securities	88	88	97	15	19	41	348
MBS current face	$2,176,226	$1,297,774	$1,495,688	$218,405	$341,435	$507,877	$6,037,405
Total purchase discounts, net (3)	$(555,983)	$(393,773)	$(291,963)	$(94,577)	$(153,968)	$(131,659)	$(1,621,923)
Purchase discount designated as Credit Reserve and OTTI (4)	$(510,799)	$(306,179)	$(212,915)	$(84,042)	$(141,459)	$(96,797)	$(1,352,191)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	24%	24%	14%	39%	41%	19%	22%
MBS amortized cost	$1,620,243	$904,001	$1,203,725	$123,828	$187,467	$376,218	$4,415,482
MBS fair value	$1,641,112	$946,687	$1,200,969	$134,288	$203,653	$393,235	$4,519,944
Weighted average fair value to current face	75.4%	72.9%	80.3%	61.5%	59.6%	77.4%	74.9%
Weighted average coupon (5)	5.12%	4.35%	3.71%	3.79%	3.86%	4.09%	4.40%
Weighted average loan age (months) (5) (6)	61	69	83	62	70	85	71
Weighted average loan to value at origination (5) (7)	71%	71%	69%	73%	71%	69%	70%
Weighted average FICO score at origination (5) (7)	734	731	728	702	704	706	727
Owner-occupied loans	89.9%	89.7%	86.6%	82.9%	83.9%	85.6%	88.1%
Rate-term refinancings	26.7%	18.9%	16.4%	18.9%	14.7%	14.2%	20.5%
Cash-out refinancings	31.9%	30.1%	26.8%	39.8%	38.2%	36.1%	31.2%
3 Month CPR (6)	16.2%	14.6%	12.0%	15.4%	14.0%	11.6%	14.3%
3 Month CRR (6) (8)	7.7%	5.8%	6.5%	3.5%	3.6%	5.8%	6.5%
3 Month CDR (6) (8)	7.4%	8.3%	5.0%	12.4%	10.0%	5.6%	7.2%
3 Month loss severity	59.9%	44.7%	44.1%	58.0%	61.9%	48.2%	51.8%
60+ days delinquent (7)	21.8%	21.6%	15.5%	31.7%	30.3%	21.6%	21.0%
Weighted average credit enhancement (7) (9)	2.0%	3.2%	8.0%	2.4%	2.7%	11.8%	4.6%

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

(3)  Includes $1.0 million of purchase premiums.

(4)  Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)  Weighted average is based on MBS current face at March 31, 2012.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at March 31, 2012:

Property Location	Percent
Southern California	28.3%
Northern California	18.3%
Florida	7.9%
New York	5.2%
Virginia	3.7%
New Jersey	3.1%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.

We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At March 31, 2012, we had a Cushion of $1.078 billion available to meet potential margin calls, comprised of cash and cash equivalents of $374.6 million, unpledged Agency MBS of $518.1 million and excess collateral of $185.7 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Our Non-Agency investment process involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.  In addition, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q, we are potentially exposed to repurchase agreement counterparties should they default on their obligations, and we are unable to recover any excess collateral pledged to them.

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

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2012.  Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There are no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2012	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
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