Form 10-Q
period 2012-06-30
MFA FINANCIAL, INC.
filed 2012-08-06
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

357,473,807 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 27, 2012.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Per Share Amounts)	2012	2011
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,470,099 and $6,666,963 pledged as collateral, respectively)	$7,014,611	$7,137,531
Non-Agency MBS, at fair value ($1,318,240 and $692,534 pledged as collateral, respectively)	2,129,359	1,492,376
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,546,534	2,283,070
Securities obtained and pledged as collateral, at fair value	512,907	306,401
Cash and cash equivalents	593,376	394,022
Restricted cash	9,009	15,502
MBS linked transactions, net (“Linked Transactions”), at fair value	14,295	55,801
Interest receivable	44,569	42,837
Derivative hedging instruments, at fair value	—	26
Goodwill	7,189	7,189
Prepaid and other assets	19,774	15,879
Total Assets	$12,891,623	$11,750,634

Liabilities:
Repurchase agreements	$8,368,407	$7,813,159
Securitized debt (2)	861,255	875,520
Obligation to return securities obtained as collateral, at fair value	512,907	306,401
8% Senior Notes due 2042 (“Senior Notes”)	100,000	—
Accrued interest payable	13,402	9,112
Derivative hedging instruments, at fair value	89,823	114,220
Dividends and dividend equivalents rights (“DERs”) payable	83,263	97,525
Payable for unsettled purchases	99,272	27,056
Accrued expenses and other liabilities	7,493	9,881
Total Liabilities	$10,135,822	$9,252,874

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 shares authorized; 356,866 and 356,112 issued and outstanding, respectively	3,569	3,561
Additional paid-in capital, in excess of par	2,802,293	2,795,925
Accumulated deficit	(256,283)	(243,061)
Accumulated other comprehensive income/(loss)	206,184	(58,703)
Total Stockholders’ Equity	$2,755,801	$2,497,760
Total Liabilities and Stockholders’ Equity	$12,891,623	$11,750,634

(1)  Non-Agency MBS transferred to consolidated VIEs included in the consolidated balance sheet at June 30, 2012 and December 31, 2011 represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)  Securitized Debt included in the consolidated balance sheet at June 30, 2012 and December 31, 2011, represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate in consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 10 and 15 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011
Interest Income:
Agency MBS	$49,550	$65,982	$102,850	$126,157
Non-Agency MBS	32,674	28,825	58,468	51,719
Non-Agency MBS transferred to consolidated VIEs	43,280	37,275	87,690	64,030
Cash and cash equivalent investments	27	27	46	81
Interest Income	125,531	132,109	249,054	241,987

Interest Expense:
Repurchase agreements	36,252	34,535	72,322	67,589
Securitized debt	4,652	2,660	8,709	4,259
Senior Notes	1,784	—	1,784	—
Interest Expense	42,688	37,195	82,815	71,848

Net Interest Income	82,843	94,914	166,239	170,139

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	—	(637)	(879)	(637)
Portion of loss reclassified from other comprehensive income	(280)	(1,755)	(321)	(1,755)
Net Impairment Losses Recognized in Earnings	(280)	(2,392)	(1,200)	(2,392)

Other Income/(Loss), net:
Unrealized net gains/(losses) and net interest income from Linked Transactions	568	(5,613)	8,267	9,237
Gains on sales of MBS	—	—	2,953	—
Revenue from operations of real estate held-for-sale	—	375	—	756
Other, net	1	12	1	12
Other Income/(Loss), net	569	(5,226)	11,221	10,005

Operating and Other Expense:
Compensation and benefits	5,156	4,991	10,768	10,114
Other general and administrative expense	3,210	2,789	6,013	4,950
Real estate held-for-sale operating expense	—	230	—	537
Operating and Other Expense	8,366	8,010	16,781	15,601

Net Income	74,766	79,286	159,479	162,151
Less: Preferred Stock Dividends	2,040	2,040	4,080	4,080
Net Income Available to Common Stock and Participating Securities	$72,726	$77,246	$155,399	$158,071

Earnings per Common Share - Basic and Diluted	$0.20	$0.22	$0.43	$0.48

Dividends Declared per share of Common Stock	$0.23	$0.25	$0.47	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011

Net Income	$74,766	$79,286	$159,479	$162,151
Other Comprehensive Income:
Unrealized (loss)/gain on Agency MBS, net	(11,170)	46,456	(14,328)	37,713
Unrealized (loss)/gain on Non-Agency MBS, net	(6,057)	(159,657)	256,545	(141,551)
Reclassification adjustment for MBS sales included in net income	—	—	(2,901)	—
Reclassification adjustment for other-than-temporary impairments included in net income	280	2,392	1,200	2,392
Unrealized gain/(loss) on derivative hedging instruments, net	12,280	(10,933)	24,371	14,738
Other Comprehensive Income	(4,667)	(121,742)	264,887	(86,708)
Comprehensive income/(loss) before preferred stock dividends	$70,099	$(42,456)	$424,366	$75,443
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$68,059	$(44,496)	$420,286	$71,363

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended
	June 30, 2012
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at June 30, 2012 and December 31, 2011	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2011	3,561	356,112
Issuance of common stock	8	754
Balance at June 30, 2012	3,569	356,866

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2011	2,795,925
Issuance of common stock, net of expenses	3,787
Equity-based compensation expense	2,581
Balance at June 30, 2012	2,802,293

Accumulated Deficit:
Balance at December 31, 2011	(243,061)
Net income	159,479
Dividends declared on common stock	(167,883)
Dividends declared on preferred stock	(4,080)
Dividends attributable to DERs	(738)
Balance at June 30, 2012	(256,283)

Accumulated Other Comprehensive Income:
Balance at December 31, 2011	(58,703)
Change in unrealized gains on MBS, net	240,516
Change in unrealized losses on derivative hedging instruments	24,371
Balance at June 30, 2012	206,184

Total Stockholders’ Equity at June 30, 2012	$2,755,801

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$159,479	$162,151
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(2,953)	—
Other-than-temporary impairment charges	1,200	2,392
Accretion of purchase discounts on MBS	(19,322)	(22,367)
Amortization of purchase premiums on MBS	23,302	16,036
Increase in interest receivable	(939)	(8,433)
Depreciation and amortization on real estate and other assets	1,322	901
Unrealized (gains)/losses and other on Linked Transactions	(6,145)	1,840
Decrease/(increase) in prepaid and other assets	251	(2,952)
(Decrease)/increase in accrued expenses and other liabilities	(2,332)	6,421
Increase/(decrease) in accrued interest payable	4,290	(392)
Equity-based compensation expense	2,581	1,956
Net cash provided by operating activities	$160,734	$157,553

Cash Flows From Investing Activities:
Principal payments on MBS	$1,222,662	$1,061,032
Proceeds from sale of MBS	71,103	—
Purchases of MBS	(1,603,202)	(3,643,387)
Additions to leasehold improvements, furniture, fixtures and real estate investment	(301)	(1,027)
Net cash used in investing activities	$(309,738)	$(2,583,382)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(31,191,396)	$(27,834,730)
Proceeds from borrowings under repurchase agreements	31,746,644	29,666,014
Proceeds from issuance of securitized debt	186,691	963,255
Principal payments on securitized debt	(200,956)	(122,148)
Payments made for resecuritization related costs	(1,814)	(6,981)
Proceeds from issuance of Senior Notes	100,000	—
Payments made for Senior Notes related costs	(3,415)	—
Cash disbursements on financial instruments underlying Linked Transactions	(439,243)	(1,595,158)
Cash received from financial instruments underlying Linked Transactions	328,515	1,043,911
Payments made for margin calls on repurchase agreements and interest rate swap agreements (“Swaps”)	(2,390)	(5,800)
Proceeds from reverse margin calls on repurchase agreements and Swaps	8,890	25,414
Payment made to purchase interest rate swaption (“Swaption”)	—	(915)
Proceeds from issuances of common stock	3,795	605,392
Dividends paid on preferred stock	(4,080)	(4,080)
Dividends paid on common stock and DERs	(182,883)	(150,360)
Net cash provided by financing activities	$348,358	$2,583,814
Net increase in cash and cash equivalents	$199,354	$157,985
Cash and cash equivalents at beginning of period	$394,022	$345,243
Cash and cash equivalents at end of period	$593,376	$503,228

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$158,379	$715,998
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$46,698
Securities obtained as collateral	$206,506	$—
Dividends and DERs declared and unpaid	$83,263	$90,080

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  (See Note 11(b))

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2012 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2012 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 14), and derivative hedging instruments (Notes 4 and 14) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  Actual results could differ from those estimates.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTI impairments.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

In determining the fair value of its MBS, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 14)

Impairments/OTTI

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet.  Impairments recognized through other comprehensive income/(loss) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are purchased at significant discounts to par and/or are otherwise assessed to be of less than high credit quality on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and are considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s effective interest rate.

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2012 or December 31, 2011.  At June 30, 2012 and December 31, 2011, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $9.0 million and $15.5 million at June 30, 2012 and December 31, 2011, respectively.  (See Notes 4, 7, 8 and 14)

(f)  Goodwill

At June 30, 2012 and December 31, 2011, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2012, the Company had not recognized any impairment against its goodwill.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

(h)  Resecuritization and Senior Notes Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  Senior Notes related costs are costs incurred by the Company in connection with the issuance of its Senior Notes in April, 2012.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheet in prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests and over the stated legal maturity of the Senior Notes.

(i)  Repurchase Agreements and Reverse Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings, with the exception of certain repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(n) below)  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  The Company enters into repurchase agreements with multiple counterparties with a maximum loan from any lender of no more than three times the Company’s stockholders’ equity.   (See Notes 2(n), 4, 7, 8 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

recorded as an asset on the Company’s consolidated balance sheet.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheet and disclosed as “Obligation to return securities obtained as collateral.”  (See Note 2(c))

(j)  Equity-Based Compensation

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

The Company has awarded DERs that may be attached to or awarded separately from other equity based awards.  Compensation expense for separately awarded DERs is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these DERs are charged to stockholders’ equity.  Payments pursuant to DERs that are attached to equity based awards are charged to stockholders’ equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for DERs to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to the Company.  (See Notes 2(k) and 13)

(k)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 12)

(l)  Comprehensive Income/(Loss)

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 4, 8 and 14)

Swaps

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

Swaptions

As part of its strategy to hedge its exposure to increases in interest rates, the Company in 2011 purchased a Swaption, which gave it the right, but not the obligation, to enter into a Swap at a future date.  This contract expired unexercised in early 2012.  Swaptions are carried as assets on the Company’s balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income/(loss), a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  The Company uses the cumulative dollar-offset ratio to assess the hedge effectiveness of its Swaptions.

Non-Hedging Activity/Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheet.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in other comprehensive income/(loss).  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a Linked Transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis.  (See Notes 4 and 14)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(o)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

The Company’s presentation of fair value for its financial assets and liabilities is determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  This definition of fair value is based on a consistent definition of fair value which focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, the framework for measuring fair value establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  (See Note 14)

Although permitted under GAAP to measure many financial instruments and certain other items at fair value, the Company has not elected the fair value option for any of its assets or liabilities.  If the fair value option is elected, unrealized gains and losses on such items for which fair value is elected would be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.

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

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 15)

(q)  New and Proposed Accounting Standards and Interpretations

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

and accordingly, the adoption of this update on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”) further converging U.S. GAAP and International Financial Reporting Standards (“IFRS”) by providing common fair value measurement and disclosure requirements.  The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 was effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and upon adoption on January 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Standards to be Adopted in Future Periods

Balance Sheet

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) regarding disclosures concerning the offsetting of assets and liabilities.  Under ASU 2011-11, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This disclosure is intended to support further the convergence of U.S. GAAP and IFRS requirements.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as investment companies and investment property entities, financial statement presentation, revenue recognition, leases, financial instruments, hedging, measurement of credit impairment and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs):  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Non-Agency MBS may be rated by one or more Rating Agencies or may be unrated (i.e., not assigned a rating by any Rating Agency).  The rating indicates the opinion of the Rating Agency as to the creditworthiness of the investment, indicating the obligor’s ability to meet its full financial commitment on the obligation.  A rating of “D” is assigned when a security has defaulted on any of its contractual terms.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following tables present certain information about the Company’s MBS at June 30, 2012 and December 31, 2011:

	June 30, 2012
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,914,532	$168,658	$(104)	$—	$6,083,086	$6,256,800	$176,532	$(2,818)	$173,714
Freddie Mac	689,648	21,658	—	—	716,883	741,844	25,010	(49)	24,961
Ginnie Mae	15,350	265	—	—	15,615	15,967	352	—	352
Total Agency MBS	6,619,530	190,581	(104)	—	6,815,584	7,014,611	201,894	(2,867)	199,027
Non-Agency MBS: (3)
Rated AAA	38,015	195	(998)	—	37,212	37,150	52	(114)	(62)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	22,836	656	—	—	23,492	20,895	—	(2,597)	(2,597)
Rated BBB	42,420	56	(2,874)	(499)	39,103	37,957	422	(1,568)	(1,146)
Rated BB	95,427	41	(6,358)	(1,653)	87,457	82,865	173	(4,765)	(4,592)
Rated B	319,951	16	(27,519)	(20,123)	272,325	269,844	8,596	(11,077)	(2,481)
Rated CCC	1,240,369	—	(79,972)	(239,642)	920,755	960,116	55,757	(16,396)	39,361
Rated CC	578,202	—	(28,951)	(108,941)	440,310	444,224	17,612	(13,698)	3,914
Rated C	1,710,909	—	(57,740)	(385,361)	1,267,808	1,292,990	54,973	(29,791)	25,182
Unrated and D-rated (4)	2,235,661	—	(60,725)	(684,533)	1,490,403	1,529,818	83,970	(44,555)	39,415
Total Non-Agency MBS	6,283,837	965	(265,137)	(1,440,752)	4,578,913	4,675,893	221,555	(124,575)	96,980
Total MBS	$12,903,367	$191,546	$(265,241)	$(1,440,752)	$11,394,497	$11,690,504	$423,449	$(127,442)	$296,007

	December 31, 2011
				Discount
				Designated
	Principal/		Accretable	as Credit		Carrying	Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized	Value/	Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,981,834	$154,809	$(135)	$—	$6,136,508	$6,329,925	$194,997	$(1,580)	$193,417
Freddie Mac	743,517	22,717	—	—	768,572	791,085	22,677	(164)	22,513
Ginnie Mae	15,920	275	—	—	16,195	16,521	326	—	326
Total Agency MBS	6,741,271	177,801	(135)	—	6,921,275	7,137,531	218,000	(1,744)	216,256
Non-Agency MBS: (3)
Rated AAA	12,258	245	—	—	12,503	12,258	—	(245)	(245)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	28,950	765	(624)	(5)	29,086	24,911	341	(4,516)	(4,175)
Rated BBB	46,593	42	(3,020)	(582)	43,033	38,352	—	(4,681)	(4,681)
Rated BB	100,513	33	(10,749)	(3,223)	86,574	81,789	2,232	(7,017)	(4,785)
Rated B	355,930	17	(30,584)	(25,004)	300,359	277,438	2,729	(25,650)	(22,921)
Rated CCC	1,031,407	—	(68,174)	(203,185)	760,048	741,028	27,767	(46,787)	(19,020)
Rated CC	687,664	—	(33,478)	(142,777)	511,409	487,619	14,209	(37,999)	(23,790)
Rated C	2,128,919	—	(64,963)	(487,397)	1,576,559	1,503,737	44,988	(117,810)	(72,822)
Unrated and D-rated(4)	1,022,072	—	(38,887)	(366,593)	616,592	608,280	34,934	(43,246)	(8,312)
Total Non-Agency MBS	5,414,353	1,103	(250,479)	(1,228,766)	3,936,211	3,775,446	127,200	(287,965)	(160,765)
Total MBS	$12,155,624	$178,904	$(250,614)	$(1,228,766)	$10,857,486	$10,912,977	$345,200	$(289,709)	$55,491

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2012 reflect Credit Reserve of $1.388 billion and OTTI of $52.9 million.  Amounts disclosed at December 31, 2011 reflect Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(2)  Includes principal payments receivable of $5.6 million and $2.3 million at June 30, 2012 and December 31, 2011, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 154 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $1.476 billion and $1.514 billion, respectively, at June 30, 2012 and 78 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $602.0 million and $593.8 million, respectively, at December 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at June 30, 2012:

Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$599,290	$2,064	38	$47,942	$754	10	$647,232	$2,818
Freddie Mac	18,391	31	2	2,832	18	1	21,223	49
Total Agency MBS	617,681	2,095	40	50,774	772	11	668,455	2,867
Non-Agency MBS:
Rated AAA	17,587	114	2	—	—	—	17,587	114
Rated AA	—	—	—	34	14	1	34	14
Rated A	—	—	—	20,895	2,597	1	20,895	2,597
Rated BBB	3,936	1	1	23,254	1,567	7	27,190	1,568
Rated BB	9,506	345	2	72,348	4,420	9	81,854	4,765
Rated B	8,863	73	1	174,843	11,004	14	183,706	11,077
Rated CCC	91,881	1,366	7	237,592	15,030	24	329,473	16,396
Rated CC	43,890	633	3	185,561	13,065	14	229,451	13,698
Rated C	184,805	2,249	13	482,007	27,542	33	666,812	29,791
Unrated and other	260,531	6,107	26	576,614	38,448	43	837,145	44,555
Total Non-Agency MBS	620,999	10,888	55	1,773,148	113,687	146	2,394,147	124,575
Total MBS	$1,238,680	$12,983	95	$1,823,922	$114,459	157	$3,062,602	$127,442

At June 30, 2012, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $2.9 million at June 30, 2012.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at June 30, 2012 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $124.6 million at June 30, 2012.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses to be credit related, but are rather due to non-credit related factors, including the impact on Hybrid MBS of lower current and projected interest rates, which has negatively affected market values for these securities.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings of approximately $280,000 and $1.2 million on Non-Agency MBS during the three and six months ended June 30, 2012, respectively.  The Company recognized credit-related OTTI losses of $2.4 million through earnings during the three and six months ended June 30, 2011, all of which were recognized in connection with Non-Agency MBS during the second quarter of 2011.

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

JUNE 30, 2012

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

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Total OTTI losses	$—	$(637)	$(879)	$(637)
OTTI reclassified from other comprehensive income	(280)	(1,755)	(321)	(1,755)
OTTI recognized in earnings	(280)	(2,392)	(1,200)	(2,392)

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

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2012	June 30, 2012
Credit loss component of OTTI at beginning of period	$35,835	$34,915
Additions for credit related OTTI not previously recognized	—	458
Subsequent additional credit related OTTI recorded	280	742
Credit loss component of OTTI at end of period	$36,115	$36,115

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recognized in earnings for the Company’s Non-Agency MBS for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Credit enhancement (1) (2)
Weighted average (3)	4.00%	3.80%	3.26%	3.80%
Range (4)	0.00-12.10%	0.00-13.30%	0.00-16.50%	0.00-13.30%

Projected CPR (2) (5)
Weighted average (3)	9.80%	10.80%	9.90%	10.80%
Range (4)	9.10-11.00%	1.90-12.00%	9.10-13.30%	1.90-12.00%

Projected Loss Severity (2) (6)
Weighted average (3)	52.20%	48.40%	55.50%	48.40%
Range (4)	45.70-55.40%	41.90-60.00%	45.90-60.00%	41.90-60.00%

60+ days delinquent (2) (7)
Weighted average (3)	28.60%	20.90%	24.40%	20.90%
Range (4)	21.00-32.40%	7.30-32.40%	18.20-32.40%	7.30-32.40%

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (1)	Discount (1) (2)
Balance at beginning of period	$(1,344,718)	$(264,182)	$(1,228,766)	$(250,479)
Accretion of discount	—	9,881	—	19,291
Realized credit losses	35,521	—	57,915	—
Purchases	(139,934)	(1,004)	(248,383)	(8,437)
Reclass discount for OTTI	182	(182)	866	(866)
Net impairment losses recognized in earnings	(280)	—	(1,200)	—
Unlinking of Linked Transactions	(83)	(1,090)	(38,662)	(7,168)
Transfers/release of credit reserve	8,560	(8,560)	17,478	(17,478)
Balance at end of period	$(1,440,752)	$(265,137)	$(1,440,752)	$(265,137)

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (3)	Discount (2) (3)	and OTTI (3)	Discount (2)(3)
Balance at beginning of period	$(945,853)	$(213,925)	$(746,678)	$(228,966)
Accretion of discount	—	12,161	—	22,322
Realized credit losses	6,502	—	9,877	—
Purchases	(176,571)	(14,563)	(331,514)	(2,837)
Reclass discount for OTTI	101	(101)	101	(101)
Net impairment losses recognized in earnings	(2,392)	—	(2,392)	—
Unlinking of Linked Transactions	(54,647)	(8,532)	(106,070)	(11,562)
Transfers/release of credit reserve	(2,030)	2,030	1,786	(1,786)
Balance at end of period	$(1,174,890)	$(222,930)	$(1,174,890)	$(222,930)

(1)  In addition, the Company reallocated $629,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the six months ended June 30, 2012, all of which occurred during the three months ended March 31, 2012.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  In addition, the Company reallocated $366,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended June 30, 2011.  For the six months ended June 30, 2011, the Company reallocated $799,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Impact of MBS on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Accumulated other comprehensive income from MBS:
Unrealized gain on MBS at beginning of period	$312,954	$403,185	$55,491	$393,822
Unrealized (loss)/gain on Agency MBS, net	(11,170)	46,456	(14,328)	37,713
Unrealized (loss)/gain on Non-Agency MBS, net	(6,057)	(159,657)	256,545	(141,551)
Reclassification adjustment for MBS sales included in net income	—	—	(2,901)	—
Reclassification adjustment for OTTI included in net income	280	2,392	1,200	2,392
Change in accumulated other comprehensive income from MBS	$(16,947)	(110,809)	240,516	(101,446)
Balance at end of period	$296,007	$292,376	$296,007	$292,376

Sales of MBS

During the first six months of 2012, the Company sold certain Agency MBS for $71.1 million, realizing gross gains of $3.0 million; all of these sales occurred during the first quarter of 2012.  The Company did not sell any MBS during the six months ended June 30, 2011.

MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Coupon interest	$61,976	$74,343	$125,984	$142,049
Effective yield adjustment (1)	(12,426)	(8,361)	(23,134)	(15,892)
Agency MBS interest income	$49,550	$65,982	$102,850	$126,157

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Coupon interest	$66,144	$53,988	$127,004	$93,525
Effective yield adjustment (1)	9,810	12,112	19,154	22,224
Non-Agency MBS interest income	$75,954	$66,100	$146,158	$115,749

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

4.                   Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2012 and December 31, 2011:

Derivative Instrument		Balance Sheet	June 30,	December 31,
(In Thousands)	Designation	Location	2012	2011
Swaps, at fair value ($0 notional at June 30, 2012)	Hedging	Assets	$—	$26
Linked Transactions, at fair value	Non-Hedging	Assets	$14,295	$55,801
Swaps, at fair value ($2.948 billion notional at June 30, 2012)	Hedging	Liabilities	$(89,823)	$(114,220)

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

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at June 30, 2012 and December 31, 2011:

Linked Transactions at June 30, 2012
Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing		Interest	Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Balance	Rate	(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Within 30 days	$49,119	1.66%	Rated AA	$15,358	$14,723	$15,131	5.00%
>30 days to 90 days	2,125	1.75	Rated A	2,937	2,640	3,539	0.79
Total	$51,244	1.66%	Rated BBB	31,661	30,562	36,209	2.62
			Rated C	3,172	3,002	4,287	5.99
			Rated D	12,260	12,813	17,267	5.75
			Total	$65,388	$63,740	$76,433	3.90%

Linked Transactions at December 31, 2011
Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing		Interest	Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Balance	Rate	(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Within 30 days	$141,719	1.89%	Rated AAA	$29,057	$29,917	$30,675	3.31%
>30 days to 90 days	29,178	1.81	Rated AA	17,427	16,858	17,297	5.00
Total	$170,897	1.88%	Rated BBB	41,825	42,419	49,781	2.81
			Rated CCC	20,782	20,988	26,680	4.42
			Rated CC	43,644	47,060	61,470	6.00
			Rated C	32,870	36,934	45,857	5.20
			Unrated	40,364	43,419	57,776	5.54
			Total	$225,969	$237,595	$289,536	4.74%

At June 30, 2012, Linked Transactions also included approximately $247,000 of associated accrued interest receivable and $94,000 of accrued interest payable.  At December 31, 2011, Linked Transactions also included $1.1 million of associated accrued interest receivable and $412,000 of accrued interest payable.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

Components of Unrealized Net Gains/(Losses) and Net Interest	Three Months Ended		Six Months Ended
Income from Linked Transactions	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Interest income attributable to MBS underlying Linked Transactions	$1,286	$7,407	$3,574	$16,844
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(293)	(1,308)	(797)	(3,074)
Change in fair value of Linked Transactions included in earnings	(425)	(11,712)	5,490	(4,533)
Unrealized net gains/(losses) and net interest income from Linked Transactions	$568	$(5,613)	$8,267	$9,237

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

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2012.  At June 30, 2012, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was $93.3 million, including accrued interest payable of approximately $3.5 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at June 30, 2012 and December 31, 2011:

(In Thousands)	June 30, 2012	December 31, 2011
Agency MBS, at fair value	$95,247	$117,687
Restricted cash	9,009	15,502
Total assets pledged against derivative contracts	$104,256	$133,189

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At June 30, 2012, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2012, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and six months ended June 30, 2012 and June 30, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three and six months ended June 30, 2012 and June 30, 2011.

At June 30, 2012, the Company had Swaps with an aggregate notional amount of $2.948 billion, which had gross unrealized losses of $89.8 million, and extended 18 months on average with a maximum term of approximately 43 months.  During the three and six months ended June 30, 2012, the Company did not enter into any new Swaps, and had Swaps amortize and/or expire with an aggregate notional amount of $275.4 million and $429.4 million, respectively.  The following table presents information about the Company’s Swaps at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Maturity (1)	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
(Dollars in Thousands)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
Within 30 days	$32,593	4.06%	0.35%	$34,056	4.05%	0.37%
Over 30 days to 3 months	155,150	4.48	0.30	120,001	4.43	0.38
Over 3 months to 6 months	341,152	4.43	0.38	275,351	2.54	0.33
Over 6 months to 12 months	583,288	1.85	0.26	528,894	4.42	0.39
Over 12 months to 24 months	909,062	2.92	0.26	974,352	2.78	0.30
Over 24 months to 36 months	877,214	2.20	0.26	685,042	2.28	0.31
Over 36 months to 48 months	50,000	2.13	0.25	710,170	1.96	0.29
Over 48 months to 60 months	—	—	—	50,000	2.13	0.29
Total Swaps	$2,948,459	2.75%	0.28%	$3,377,866	2.80%	0.32%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Interest expense attributable to Swaps	$19,314	$24,725	$40,137	$48,759
Weighted average Swap rate paid	2.70%	3.26%	2.74%	3.45%
Weighted average Swap rate received	0.28%	0.23%	0.29%	0.25%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provided the Company with the right to enter into a fixed-pay Swap at termination of the option period in January 2012.  The terms of the Swap that the Company could have entered into were as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At the termination of the option period in January 2012, the Company allowed the Swaption to expire.  At June 30, 2011, the Company’s Swaption had a fair value of $1.2 million.  During the three and six months ended June 30, 2011, the Company recognized $227,000 in other comprehensive income, reflecting changes in the intrinsic value component of the Swaption, and $12,000 in other income, reflecting changes in the time-value component of the Swaption.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Impact of Hedging Instruments on Accumulated Other Comprehensive Income

The following table presents the impact of the Company’s derivative hedging instruments on its accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(102,103)	$(113,471)	$(114,194)	$(139,142)
Unrealized gain/(loss) on Swaps, net	12,280	(11,160)	24,371	14,511
Unrealized gain on Swaptions	—	227	—	227
Balance at end of period	$(89,823)	$(124,404)	$(89,823)	$(124,404)

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

5.                   Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(In Thousands)	2012	2011
MBS interest receivable:
Fannie Mae	$18,577	$19,774
Freddie Mac	2,791	3,179
Ginnie Mae	29	32
Non-Agency MBS	23,170	19,850
Total MBS interest receivable	44,567	42,835
Money market investments	2	2
Total interest receivable	$44,569	$42,837

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

6.                   Real Estate

In December 2011, the Company completed the sale of its investment in Lealand, which had been classified as held-for-sale on the consolidated balance sheet since March 31, 2011.  The following table presents the summary of assets and liabilities of Lealand at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(In Thousands)	2012	2011
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$—	$—
Cash and other assets	—	941
Accrued interest and other payables (1)	—	(95)

(1)  The Company had a loan to Lealand which had a balance of $445,000 at December 31, 2011.  This loan and the related interest accounts were eliminated in consolidation.  The loan was paid-off during the quarter ended March 31, 2012.

The following table presents the summary results of operations for Lealand for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Revenue from operations of real estate	$—	$375	$—	$756
Other real estate operating expense	—	(206)	—	(423)
Depreciation and amortization expense (1)	—	(24)	—	(114)
Gain from real estate operations, net	$—	$145	$—	$219

(1)  On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.

7.                   Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At June 30, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 40 days and an effective repricing period of 7 months, including the impact of related Swaps.  At December 31, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 9 months, including the impact of related Swaps.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2012 and December 31, 2011:

(In Thousands)	June 30, 2012	December 31, 2011
Repurchase agreement borrowings secured by Agency MBS	$6,056,139	$6,198,829
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,374,852	$6,549,276
Weighted average haircut on Agency MBS (1)	4.84%	4.78%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$1,811,769	$1,313,336
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2) (3)	$2,928,001	$2,067,221
Cash pledged against Non-Agency MBS (i.e., restricted cash) under repurchase agreements	$—	$—
Weighted average haircut on Non-Agency MBS (1)	30.70%	30.97%
Repurchase agreements secured by U.S. Treasuries	$500,499	$300,994
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$512,907	$306,401
Weighted average haircut on U.S. Treasuries (1)	1.60%	2.00%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)  Includes $1.610 billion and $1.375 billion of Non-Agency MBS acquired from consolidated VIEs at June 30, 2012, and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Time Until Interest Rate Reset (Dollars in Thousands)	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Within 30 days	$4,506,316	0.62%	$5,220,740	0.54%
Over 30 days to 3 months	3,631,988	0.92	2,570,119	0.77
Over 3 months to 6 months	14,900	3.15	—	—
Over 6 months to 12 months	215,203	1.88	22,300	3.15
Total	$8,368,407	0.79%	$7,813,159	0.62%

(1)  At June 30, 2012 and December 31, 2011, the Company had repurchase agreements of $51.2 million and $170.9 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table at June 30, 2012 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2012
Contractual Maturity		Weighted Average
(Dollars in Thousands)	Balance (1)	Interest Rate
Overnight	$—	—%
Within 30 days	4,290,984	0.54
Over 30 days to 90 days	3,138,866	0.78
Over 90 days to 12 months	455,127	1.20
Over 12 months	483,430	2.67
Total	$8,368,407	0.79%

(1)  At June 30, 2012, the Company had repurchase agreements of $51.2 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

The Company had repurchase agreements with 26 counterparties at June 30, 2012 and 25 counterparties at December 31, 2011.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2012:

June 30, 2012
Counterparty	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
(Dollars in Thousands)	Rating (1)	Risk (2)	Agreements	Equity
Credit Suisse	A/Aa2/A	$525,370	2	19.1%
UBS (3) (4)	A/A2/A	273,522	24	9.9
Wells Fargo (5)	A+/A2/AA-	222,298	21	8.1
Deutsche Bank	A+/A2/A+	164,436	1	6.0

(1)  As rated at June 30, 2012 by S&P, Moody’s and Fitch, Inc., respectively.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

(3) Includes $264.0 million at risk with UBS AG and $9.5 million at risk with UBS Securities LLC.  Counterparty rating presented is the lowest published for these entities.

(4) Includes Non-Agency MBS pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements.

(5) Includes $144.2 million with Wells Fargo Bank, NA and $78.1 million at risk with Wells Fargo Securities LLC.  Counterparty rating presented is the lowest published for these entities.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(In Thousands)	Assets Pledged		Collateral Held	Assets Pledged		Collateral Held
Derivative hedging instruments:
Agency MBS	$95,247		$—	$117,687		$—
Cash (1)	9,009		—	15,502		—
	104,256		—	133,189		—
Repurchase Agreement Borrowings:
Agency MBS	$6,374,852		$—	$6,549,276		$—
Non-Agency MBS	2,928,001	(2)(3)	—	2,067,221	(2)(3)	—
U.S. Treasury securities	512,907		—	306,401		—
Cash (1)	—		—	—		—
	9,815,760		—	8,922,898		—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—		$512,907	$—		$306,401
	—		512,907	—		306,401
Total	$9,920,016		$512,907	$9,056,087		$306,401

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2)  Includes $1.610 billion and $1.375 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2012 and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

(3)  In addition, $763.4 million and $448.4 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at June 30, 2012 and December 31, 2011, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2012:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Derivative Hedging Instruments			Total Fair Value of
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	MBS Pledged and Accrued Interest
U.S. Treasury securities	$512,907	$511,241	$—	$—	$—	$—	$512,907
Fannie Mae	$5,719,487	$5,551,799	$17,338	$76,524	$73,696	$219	$5,813,568
Freddie Mac	650,162	627,388	2,498	9,176	8,862	38	661,874
Ginnie Mae	5,203	5,131	10	9,547	9,294	17	14,777
Agency MBS	$6,374,852	$6,184,318	$19,846	$95,247	$91,852	$274	$6,490,219
Rated AAA	$34,322	$34,356	$115	$—	$—	$—	$34,437
Rated A	20,895	23,493	63	—	—	—	20,958
Rated BBB	12,853	12,677	62	—	—	—	12,915
Rated BB	306,161	291,862	1,173	—	—	—	307,334
Rated B	89,690	90,086	332	—	—	—	90,022
Rated CCC	272,421	266,026	1,221	—	—	—	273,642
Rated CC	200,517	191,788	930	—	—	—	201,447
Rated C	296,214	294,976	1,592	—	—	—	297,806
Rated D	430,125	429,851	2,609	—	—	—	432,734
Not Rated	1,264,803	1,170,564	7,931	—	—	—	1,272,734
Non-Agency MBS (1)	$2,928,001	$2,805,679	$16,028	$—	$—	$—	$2,944,029
Total	$9,815,760	$9,501,238	$35,874	$95,247	$91,852	$274	$9,947,155

(1)  Includes $1.610 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2012, that are eliminated from the Company’s consolidated balance sheet.

(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

9.                   Senior Notes

On April 11, 2012 the Company issued $100.0 million in aggregate principal amount of its Senior Notes in an underwritten public offering.  The total net proceeds to the Company from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  The Senior Notes bear interest at a fixed rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and will mature on April 15, 2042.  The Company may redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not excluding, the redemption date.

The Senior Notes are the Company’s senior unsecured obligations and are subordinate to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements, securitized debt, obligation to return securities obtained as collateral, and other financing arrangements, to the extent of the value of the collateral securing such indebtedness.

10.            Commitments and Contingencies

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

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 15 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At June 30, 2012, the Company had commitments to purchase Agency MBS at an estimated purchase price of $99.3 million.  This commitment is included in the Agency MBS balances presented at fair value on the Company’s consolidated balance sheet.

11.            Stockholders’ Equity

(a)    Dividends on Preferred Stock

At June 30, 2012, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

From the time of original issuance of the preferred stock through June 30, 2012, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2011 through June 30, 2012:

Declaration Date	Record Date	Payment Date
May 18, 2012	June 1, 2012	July 2, 2012
February 17, 2012	March 1, 2012	April 2, 2012
November 21, 2011	December 1, 2011	December 30, 2011
August 22, 2011	September 1, 2011	September 30, 2011
May 20, 2011	June 1, 2011	June 30, 2011
February 18, 2011	March 1, 2011	March 31, 2011

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2011 through June 30, 2012:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 27, 2012	July 13, 2012	July 31, 2012	$0.230	(1)
March 23, 2012	April 4, 2012	April 30, 2012	0.240
December 14, 2011	December 30, 2011	January 31, 2012	0.270	(2)
September 26, 2011	October 11, 2011	October 31, 2011	0.250
June 30, 2011	July 14, 2011	July 29, 2011	0.250
March 31, 2011	April 11, 2011	April 29, 2011	0.235

(1)  At June 30, 2012 the Company had accrued dividends payable of $83.3 million related to the common stock dividend declared on June 27, 2012.

(2)  Includes a special dividend of $0.02 per share.

(c)     Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (“1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2012, 9.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2012, the Company issued 458,336 shares and 520,625 shares of common stock through the DRSPP, raising net proceeds of $3.3 million and $3.8 million, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2012, the Company issued 15,071,485 shares pursuant to the DRSPP, raising net proceeds of $132.1 million.

(d)    Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the six months ended June 30, 2012, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through June 30, 2012, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No. 1 thereto, which was filed on April 2, 2012.

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange (“NYSE”), or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(e)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At June 30, 2012, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of the Company’s accumulated other comprehensive income/(loss) at June 30, 2012 and December 31, 2011:

	Net Unrealized		Total Accumulated
	Gain on	Net Unrealized	Other Comprehensive
(In Thousands)	Available-for-Sale MBS	(Loss)/Gain on Swaps	(Loss)/Income
Balance at December 31, 2011	$55,491	$(114,194)	$(58,703)
Current period other comprehensive income (1)	240,516	24,371	264,887
Balance at June 30, 2012	$296,007	$(89,823)	$206,184

(1)  For further information regarding changes in current period other comprehensive income, see the Company’s consolidated statement of comprehensive income.

At June 30, 2012 and December 31, 2011, the Company had OTTI recognized in accumulated other comprehensive income/(loss) of $27.9 million and $65.4 million, respectively.

12.            EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011
Numerator:
Net income	$74,766	$79,286	$159,479	$162,151
Dividends declared on preferred stock	(2,040)	(2,040)	(4,080)	(4,080)
Dividends, DERs and undistributed earnings allocated to participating securities (1)	(395)	(369)	(811)	(749)
Net income to common stockholders - basic and diluted	$72,331	$76,877	$154,588	$157,322
Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	356,598	355,364	356,382	326,815
Basic and diluted earnings per share	$0.20	$0.22	$0.43	$0.48

(1) There were no undistributed earnings to allocate to participating securities for the three and six months ended June 30, 2012 and June 30, 2011, as the Company declared its common stock dividend during the respective quarters.

(2) At June 30, 2012, the Company had an aggregate of 2.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2012, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 432,000 stock options with a weighted average exercise price of $10.11 and a weighted average remaining contractual life of 1.4 years, approximately 600,000 shares of restricted common stock with a weighted average grant date fair value of $6.98 and approximately 933,000 RSUs with a weighted average grant date fair value of $7.28.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

13.  Equity Compensation, Employment Agreements and Other Benefit Plans

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2012, approximately 9.6 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $378,000 and $355,000 during the three months ended June 30, 2012 and 2011, respectively, and approximately $825,000 and $711,000 during the six months ended June 30, 2012 and 2011.  At June 30, 2012, the Company had 1,552,183 DERs outstanding, of which 409,500 were attached to common stock options and 1,142,683 were awarded in connection with, or attached to, RSUs.  At June 30, 2012, the average forfeiture rate on DERs outstanding attached to RSUs was 19.0%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at June 30, 2012.  At June 30, 2012, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 2.2 years.

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

The Company did not grant any stock options during the three and six months ended June 30, 2012 and June 30, 2011.  There were 50,000 stock options cancelled during the six months ended June 30, 2012, and 55,000 stock options cancelled during the six months ended June 30, 2011.  At June 30, 2012, 432,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.11.  As of June 30, 2012, the aggregate intrinsic value of total Options outstanding was approximately $4,500.

Restricted Stock

The Company awarded 66,558 and 81,439 shares of restricted common stock during the three and six months ended June 30, 2012 and awarded 25,000 and 37,255 shares of restricted common stock during the three and six months ended June 30, 2011.  At June 30, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $4.2 million and $5.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $789,000 and $886,000 on unvested shares of restricted common stock at June 30, 2012 and December 31, 2011, respectively.  The unrecognized compensation expense at June 30, 2012 is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of June 30, 2012 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the six months ended June 30, 2012 and June 30, 2011.  All RSUs outstanding at June 30, 2012 had DERs attached or issued as separate associated instruments in connection with RSUs.  At June 30, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $2.9 million and $4.0 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at June 30, 2012 is expected to be recognized over a weighted average period of 2.9 years.  As of June 30, 2012, the Company had an expected average forfeiture rate of 17.1% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Restricted shares of common stock	$1,155	$742	$1,917	$1,384
RSUs	266	281	546	569
DERs	59	—	118	—
Options	—	1	—	3
Total	$1,480	$1,024	$2,581	$1,956

(b)  Employment Agreements

At June 30, 2012, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Non-employee directors	$17	$1	$43	$4
Officers	—	—	—	(1)
Total	$17	$1	$43	$3

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2012 and December 31, 2011 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$199	$276	$209	$254
Total	$199	$276	$209	$254

(1)    Represents the cumulative amounts that were deferred by participants through June 30, 2012 and December 31, 2011, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2012 and 2011, the Company recognized expenses for matching contributions of $60,000 and $42,000, respectively, and $120,000 and $85,000 for the six months ended June 30, 2012 and 2011, respectively.

14.  Fair Value of Financial Instruments

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

Agency MBS, Non-Agency MBS and Securitized Debt

The Company determines the fair value of its Agency MBS, based upon prices obtained from third-party pricing services, which are indicative of market activity and repurchase agreement counterparties.

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, incorporates trading activity observed in the marketplace and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage; coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the marketplace.

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers, as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

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

Derivative Hedging Instruments (Swaps)

The Company determines the fair value of its derivative hedging instruments considering valuations obtained from a third-party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing its derivative hedging instruments, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of the Company’s derivative hedging instruments are subject to bilateral collateral arrangements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  The Company’s derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2012, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at June 30, 2012
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,014,611	$—	$7,014,611
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,675,893	—	4,675,893
Securities obtained and pledged as collateral	512,907	—	—	512,907
Linked Transactions	—	14,295	—	14,295
Total assets carried at fair value	$512,907	$11,704,799	$—	$12,217,706
Liabilities:
Derivative hedging instruments	$—	$89,823	$—	$89,823
Obligation to return securities obtained as collateral	512,907	—	—	512,907
Total liabilities carried at fair value	$512,907	$89,823	$—	$602,730

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$7,014,611	$7,014,611	$7,137,531	$7,137,531
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,675,893	4,675,893	3,775,446	3,775,446
Securities obtained and pledged as collateral	512,907	512,907	306,401	306,401
Cash and cash equivalents	593,376	593,376	394,022	394,022
Restricted cash	9,009	9,009	15,502	15,502
Linked Transactions	14,295	14,295	55,801	55,801
Derivative hedging instruments	—	—	26	26
Financial Liabilities:
Repurchase agreements	8,368,407	8,368,066	7,813,159	7,812,652
Securitized debt	861,255	853,979	875,520	859,506
Obligation to return securities obtained as collateral	512,907	512,907	306,401	306,401
Senior Notes	100,000	102,280	—	—
Derivative hedging instruments	89,823	89,823	114,220	114,220

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2012 and December 31, 2011, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

Senior Notes:  The fair value of the Senior Notes is determined using the end of day market price quoted on the NYSE at the reporting date.  The Company’s Senior Notes are classified as Level 1 in the fair value hierarchy.

15.  Use of Special Purpose Entities and Variable Interest Entities

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

JUNE 30, 2012

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at June 30, 2012	$168,455	$318,045	$297,953	$76,802
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

As of June 30, 2012 and December 31, 2011, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.547 billion and $2.283 billion, respectively.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs.”  As of June 30, 2012 and December 31, 2011, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $861.3 million and $875.5 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

At June 30, 2012, we had total assets of approximately $12.892 billion, of which $11.691 billion, or 90.7%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.015 billion of Agency MBS and $4.676 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, Linked Transactions and other MBS-related receivables.

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

We are exposed to credit risk in our Non-Agency MBS portfolio, generally meaning that we are subject to credit losses in our Non-Agency MBS portfolio that correspond to the risk of delinquency, default and foreclosure on the real estate collateralizing our Non-Agency MBS.  In particular we have significantly higher exposure in our Non-Agency MBS portfolio in California, Florida, New York, Virginia and New Jersey.  However, the remaining credit support built into Non-Agency MBS transaction structures is designed to mitigate the extent of expected credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves analysis focused primarily on quantifying and pricing credit risk.  Interest income is recorded on our Non-Agency MBS at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended June 30, 2012, our Agency MBS portfolio experienced a weighted average CPR of 20.4%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.9%.  For the three months ended March 31, 2012 our Agency MBS portfolio experienced a weighted average CPR of 17.9% and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.0%.  Over the last consecutive eight quarters, ending with June 30, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 27.3% experienced during the quarter ended September 30, 2010 to a low of 15.2%, experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 18.4%.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2012, we had net unrealized gains of $199.0 million on our Agency MBS, comprised of gross unrealized gains of $201.9 million and gross unrealized losses of $2.9 million, and had net unrealized gains on our Non-Agency MBS of $97.0 million, comprised of gross unrealized gains of $221.6 million and gross unrealized losses of $124.6 million.  At June 30, 2012, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy.”)

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

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2012, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $429.4 million and a weighted average fixed-pay rate of 3.19% amortize and/or expire.  At June 30, 2012, we had Swaps with an aggregate notional amount of $2.948 billion with a weighted average fixed-pay rate of 2.75% and a weighted average variable interest rate of 0.28%.

Recent Market Conditions and Our Strategy

During the second quarter of 2012, we continued to invest opportunistically in both Agency and Non-Agency MBS, as reflected by the increase in size of our MBS portfolio at June 30, 2012.  During the six months ended June 30, 2012, we acquired approximately (i) $874.2 million of Agency MBS at a weighted average purchase price of 104.4% of par value and (ii) $800.4 million of Non-Agency MBS (none of which were reported as a component of Linked Transactions) at a weighted average purchase price of 75.7% of par value.  At June 30, 2012, our combined MBS portfolio was approximately $11.691 billion compared to $10.913 billion at December 31, 2011.

Our MBS portfolio acquisitions during the second quarter of 2012 reflect continued attractive conditions, both in terms of investment opportunities and the ability to obtain financing.  We were able to selectively find relative value in the Agency MBS market due, in part, to steep U.S. Treasury and LIBOR yield curves and historically low funding costs. Additionally, Non-Agency MBS were available in the marketplace at discounts to par value.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  While housing fundamentals remain moderate to weak, we believe that we have appropriately factored this into our cash flow projections and credit reserve estimates.  We expect that the majority of our assets will remain in Agency MBS.

At June 30, 2012, $4.676 billion, or 40.0% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $65.4 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the three months ended June 30, 2012, we experienced a decrease of $5.8 million in the market value of such

MBS.  In addition, we recognized an unrealized loss of $425,000 on securities underlying our Linked Transactions.

With $593.4 million of cash and cash equivalents and $538.9 million of unpledged Agency MBS at June 30, 2012, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  During the remainder of 2012 we intend to continue to selectively acquire Agency MBS, as well as implement our strategy of identifying and acquiring Non-Agency MBS with what we consider to be superior loss-adjusted yields at prices well below par. We believe that our Non-Agency assets will be positively impacted going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value.

To finance the growth of our portfolio, we continue to pursue diversified financing sources, including resecuritization and longer term forms of repurchase agreement financing.  During the second quarter of 2012, we added a $350.0 million three year repurchase agreement to finance Non-Agency MBS assets and we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  In the first quarter of 2012, we added multi-year Non-Agency MBS financing, including collateralized financing arrangements and resecuritizations, reducing our reliance on short-term repurchase arrangements.  We increased an existing three-year collateralized financing arrangement that effectively provides financing for Non-Agency MBS from approximately $300.0 million to approximately $500.0 million.  On February 9, 2012, we sold $433.3 million in principal amount of Non-Agency MBS as a part of a resecuritization.  In connection with this transaction, $186.7 million of senior bonds rated “AAA” by DBRS, Inc. were issued to third-party investors via a trust.  These bonds, with an average life of 1.9 years, were priced at a 2.75% yield. While funding obtained under the three-year collateralized financing arrangement is incrementally more expensive than short-term repurchase agreement financing by approximately 100-150 basis points, we believe the certainty of the committed term outweighs the additional cost. Consequently, we anticipate that the net interest spread for the portion of the portfolio financed using these multi-year financing arrangements will be lower in future periods.  See “Liquidity and Capital Resources” below for more information regarding our financing sources and strategies.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At June 30, 2012, we had borrowings under repurchase agreements with 26 counterparties, securitized debt and Senior Notes outstanding, payable for unsettled MBS purchases, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.6 times.  (See table on page 53 under Results of Operations that presents our quarterly leverage multiples since June 30, 2011.)

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2012:

ASSET ALLOCATION

GAAP Basis
At June 30, 2012			Non-Agency		MBS
(Dollars in Thousands)	Agency MBS		MBS		Portfolio	Cash (1)	Other, net (2)	Total
Amortized Cost	$6,815,584		$4,578,913		$11,394,497	$602,385	$(18,331)	$11,978,551
Market Value	$7,014,611		$4,675,893		$11,690,504	$602,385	$(18,331)	$12,274,558
Less Payable for Unsettled Purchases	(99,272)		—		(99,272)	—	—	(99,272)
Less Repurchase Agreements	(6,056,139)		(2,312,268)		(8,368,407)	—	—	(8,368,407)
Less Securitized Debt	—		(861,255)		(861,255)	—	—	(861,255)
Less Senior Notes	—		—		—	—	(100,000)	(100,000)
Equity Allocated	$859,200		$1,502,370		$2,361,570	$602,385	$(118,331)	$2,845,624
Less Swaps at Market Value	—		—		—	—	(89,823)	(89,823)
Net Equity Allocated	$859,200		$1,502,370		$2,361,570	$602,385	$(208,154)	$2,755,801
Debt/Net Equity Ratio (3)	7.16	x	2.11	x				3.61	x

Non-GAAP Adjustments
At June 30, 2012		Non-Agency	MBS
(Dollars in Thousands)	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (4)	Total
Amortized Cost	$—	$63,740	$63,740	$—	$(14,144)	$49,596
Market Value	$—	$65,388	$65,388	$—	$(14,144)	$51,244
Repurchase Agreements	—	449,255	449,255	—	—	449,255
Multi-year Collateralized Financing Agreements (5)	—	(500,499)	(500,499)	—	—	(500,499)
Equity Allocated	$—	$14,144	$14,144	$—	$(14,144)	$—
Net Equity Allocated	$—	$14,144	$14,144	$—	$(14,144)	$—

Non-GAAP Basis
At June 30, 2012	Non-Agency	MBS
(Dollars in Thousands)	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (6)	Total
Amortized Cost	$6,815,584	$4,642,653	$11,458,237	$602,385	$(32,475)	$12,028,147
Market Value	$7,014,611	$4,741,281	$11,755,892	$602,385	$(32,475)	$12,325,802
Less Payable for Unsettled Purchases	(99,272)	—	(99,272)	—	—	(99,272)
Less Repurchase Agreements	(6,056,139)	(1,863,013)	(7,919,152)	—	—	(7,919,152)
Less Multi-year Collateralized Financing Agreements (5)	—	(500,499)	(500,499)	—	—	(500,499)
Less Securitized Debt	—	(861,255)	(861,255)	—	—	(861,255)
Less Senior Notes	—	—	—	—	(100,000)	(100,000)
Equity Allocated	$859,200	$1,516,514	$2,375,714	$602,385	$(132,475)	$2,845,624
Less Swaps at Market Value	—	—	—	—	(89,823)	(89,823)
Net Equity Allocated	$859,200	$1,516,514	$2,375,714	$602,385	$(222,298)	$2,755,801
Debt/Net Equity Ratio (3)	7.16	x	2.13	x	3.63	x

(1) Includes cash, cash equivalents and restricted cash.

(2) Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, Senior Notes, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

(3) Represents the sum of borrowings under repurchase agreements, multi-year collateralized financing arrangements, payable for unsettled purchases, obligation to return securities obtained as collateral, securitized debt and Senior Notes as a multiple of net equity allocated.

(4) Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS purchase and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheet.

(5) Multi-year collateralized financing arrangements are viewed by management as having an effective term of 2.5 years, but for GAAP reporting purposes are disclosed within repurchase agreements and as having a contractual term of over 30 days to 90 days.

(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, Senior Notes, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of June 30, 2012 and December 31, 2011:

	June 30,		December 31,
(In Thousands)	2012		2011
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$6,283,837		$5,414,353
Fair Value	4,675,893		3,775,446
Amortized Cost	4,578,913		3,936,211
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,440,752	)(1)	(1,228,766	)(2)
Purchase (Discount) Designated as Accretable	(265,137)		(250,479)
Purchase Premiums	965		1,103
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$76,433		$289,536
Fair Value	65,388		225,969
Amortized Cost	63,740		237,595
Purchase (Discount) Designated as Credit Reserve	(7,152)		(45,735)
Purchase (Discount) Designated as Accretable	(5,541)		(6,206)
Purchase Premiums	—		—
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,360,270		$5,703,889
Fair Value	4,741,281		4,001,415
Amortized Cost	4,642,653		4,173,806
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,447,904	)(3)	(1,274,501	)(4)
Purchase (Discount) Designated as Accretable	(270,678)		(256,685)
Purchase Premiums	965		1,103

(1)  Includes discount designated as Credit Reserve of $1.388 billion and OTTI of $52.9 million.

(2)  Includes discount designated as Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(3)  Includes discount designated as Credit Reserve of $1.395 billion and OTTI of $52.9 million.

(4)  Includes discount designated as Credit Reserve of $1.220 billion and OTTI of $54.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following tables present the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended June 30, 2012 and June 30, 2011 on both a GAAP and Non-GAAP basis.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,344,718)	$(264,182)	$(945,853)	$(213,925)
Accretion of discount	—	9,881	—	12,161
Realized credit losses	35,521	—	6,502	—
Purchases	(139,934)	(1,004)	(176,571)	(14,563)
Reclass discount for OTTI	182	(182)	101	(101)
Net impairment losses recognized in earnings	(280)	—	(2,392)	—
Unlinking of Linked Transactions	(83)	(1,090)	(54,647)	(8,532)
Transfers/release of credit reserve	8,560	(8,560)	(2,030)	2,030
Balance at the end of period	$(1,440,752)	$(265,137)	$(1,174,890)	$(222,930)

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Non-GAAP Adjustments (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(7,473)	$(6,587)	$(69,304)	$(14,950)
Accretion of discount	—	324	—	938
Realized credit losses	238	—	125	—
Purchases	—	—	(45,906)	1,476
Unlinking of Linked Transactions	83	722	54,647	8,459
Transfers/release of credit reserve	—	—	(366)	366
Balance at the end of period	$(7,152)	$(5,541)	$(60,804)	$(3,711)

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Non-GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,352,191)	$(270,769)	$(1,015,157)	$(228,875)
Accretion of discount	—	10,205	—	13,099
Realized credit losses	35,759	—	6,627	—
Purchases	(139,934)	(1,004)	(222,477)	(13,087)
Reclass discount for OTTI	182	(182)	101	(101)
Net impairment losses recognized in earnings	(280)		(2,392)	—
Unlinking of Linked Transactions		(368)	—	(73)
Transfers/release of credit reserve	8,560	(8,560)	(2,396)	2,396
Balance at the end of period	$(1,447,904)	$(270,678)	$(1,235,694)	$(226,641)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following tables present the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the six months ended June 30, 2012 and June 30, 2011 on both a GAAP and Non-GAAP basis.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	19,291	—	22,322
Realized credit losses	57,915	—	9,877	—
Purchases	(248,383)	(8,437)	(331,514)	(2,837)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(2,392)	—
Unlinking of Linked Transactions	(38,662)	(7,168)	(106,070)	(11,562)
Transfers/release of credit reserve	17,478	(17,478)	1,786	(1,786)
Balance at the end of period	$(1,440,752)	$(265,137)	$(1,174,890)	$(222,930)

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
Non-GAAP Adjustments (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(45,735)	$(6,206)	$(99,094)	$(45,756)
Accretion of discount	—	653	—	2,695
Realized credit losses	550	—	125	—
Purchases	—	—	(68,703)	4,030
Unlinking of Linked Transactions	38,662	(617)	106,070	36,118
Transfers/release of credit reserve	(629)	629	798	(798)
Balance at the end of period	$(7,152)	$(5,541)	$(60,804)	$(3,711)

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
Non-GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,274,501)	$(256,685)	$(845,772)	$(274,722)
Accretion of discount	—	19,944	—	25,017
Realized credit losses	58,465	—	10,002	—
Purchases	(248,383)	(8,437)	(400,217)	1,193
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(2,392)	—
Unlinking of Linked Transactions	—	(7,785)	—	24,556
Transfers/release of credit reserve	16,849	(16,849)	2,584	(2,584)
Balance at the end of period	$(1,447,904)	$(270,678)	$(1,235,694)	$(226,641)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the three months ended June 30, 2012 and June 30, 2011:

	For the Three Months Ended
	June 30,	June 30,
	2012	2011
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.89%	6.41%
Effective Yield Adjustment (2)	0.88	1.43
Net Yield	6.77%	7.84%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	4.50%	6.03%
Effective Yield Adjustment (2)	1.52	0.88
Net Yield	6.02%	6.91%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.86%	6.37%
Effective Yield Adjustment (2)	0.89	1.38
Net Yield	6.75%	7.75%

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

The information in the above tables, on pages 42-46, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

The table below summarizes our exposure to our financial counterparties at June 30, 2012:

Country (Dollars in Thousands)	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
European Countries: (2)
Germany	1	$554,505		$(23,058)	$138,309	1.07%
Switzerland	3	1,438,913		—	792,085	6.12
France	1	408,684		—	22,130	0.17
Holland	1	349,202		—	15,984	0.12
United Kingdom	2	791,119		(27,107)	16,285	0.13
Total	8	3,542,423		(50,165)	984,793	7.61%
Other Countries:
United States	11	$4,065,397		$(42,765)	$476,851	3.68%
Japan	4	776,998		—	47,984	0.37
Other	3	534,833		—	122,306	0.94
Total	18	5,377,228		(42,765)	647,141	4.99%
Total Counterparty Exposure	26	$8,919,651	(3)(4)	$(92,930)	$1,631,934	12.60%

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

(4)  Includes $51.2 million of repurchase agreements which are a component of our Linked Transactions.

At June 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At June 30, 2012, net premiums on our Agency MBS portfolio under GAAP were $186.4 million compared to $182.3 million for tax purposes, which excludes Agency MBS that have been purchased but not yet settled.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.705 billion, which when combined with purchase discounts of $12.7 million related to securities underlying our Linked Transactions, resulted in total net purchase discounts on Non-Agency MBS of $1.718 billion at June 30, 2012.  Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP.  These differences are primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold; (ii) the tax portfolio includes certain securities issued by these VIEs; and (iii) Non-Agency MBS underlying Linked Transactions are included in our tax portfolio.  In addition, for bonds common to both tax and GAAP reported portfolios, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.  These differences result in net purchase discounts for tax on our Non-Agency MBS at June 30, 2012 of $1.447 billion.  We currently anticipate that our REIT taxable income and GAAP net income will trend closer in the second half of 2012.

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

Results of Operations

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

For the second quarter of 2012, we had net income available to common stock and participating securities of $72.7 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $77.2 million, or $0.22 per basic and diluted common share, for the second quarter of 2011.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis, were generally influenced by the impact of declining net interest spreads on interest bearing assets and liabilities.  These declining spreads were primarily attributable to lower net yields on both Agency and Non-Agency MBS.  Yields on Agency MBS were impacted by the lower interest rate environment and higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates. In addition, we have also increased the amount of higher cost longer-term financing for our Non-Agency MBS portfolio consistent with our overall financing strategy.

Interest income on our Agency MBS for the second quarter of 2012 decreased to $49.6 million from $66.0 million, or 24.9%, for the second quarter of 2011.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.95% for the second quarter of 2012 from 3.68% for the second quarter of 2011, and a decrease of $446.1 million in the average amortized cost of our Agency MBS portfolio to $6.729 billion for the second quarter of 2012 from $7.175 billion for the second quarter of 2011.  During the second quarter of 2012, our Agency MBS portfolio experienced a 20.4% CPR and we recognized $12.4 million of premium amortization compared to a CPR of 16.6% and $8.4 million of premium amortization for the second quarter of 2011.  At the end of the second quarter of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 46 basis points to 3.68% for the second quarter of 2012 from 4.14% for the second quarter of 2011.  At June 30, 2012, we had net purchase premiums on our Agency MBS of $190.5 million, or 2.9% of current par value, compared to net purchase premiums of $177.7 million and 2.6% of par value at December 31, 2011.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) for the second quarter of 2012 was $76.0 million compared to $66.1 million for the second quarter of 2011, principally due to the increase in the amortized cost of our Non-Agency MBS portfolio.  For the second quarter of 2012, the average amortized cost of our Non-Agency MBS increased by $1.120 billion, or 33.2%, to $4.490 billion, from $3.370 billion for the second quarter of 2011.  The growth in our Non-Agency MBS has primarily been funded with securitized debt in connection with our resecuritization transactions and longer term forms of repurchase agreement financings.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the second quarter of 2012, due to the repayment of the repurchase agreement financing.  These delinkings resulted in Non-Agency MBS of $35.6 million, previously included as a component of Linked Transactions, being recognized as MBS on our consolidated balance sheet at June 30, 2012.  Our Non-Agency MBS portfolio yielded 6.77% for the second quarter of 2012 compared to 7.84% for the second quarter of 2011.  The decrease in the yield on our Non-Agency MBS is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  During the second quarter of 2012, we recognized net purchase discount accretion of $9.8 million on our Non-Agency MBS compared to $12.1 million for the second quarter of 2011.  At June 30, 2012, we had net purchase discounts of $1.705 billion, including Credit Reserve and previously recognized OTTI of $1.441 billion, on our Non-Agency MBS, or 27.1% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS (1)			Non-Agency MBS (1)			Total MBS (1)
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Quarter Ended	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR
June 30, 2012	3.68%	2.95%	20.39%	5.89%	6.77%	14.87%	4.57%	4.47%	18.20%
March 31, 2012	3.78	3.15	17.90	6.02	6.95	14.05	4.62	4.57	16.48
December 31, 2011	3.79	3.14	19.35	6.07	7.02	13.07	4.60	4.51	17.19
September 30, 2011	3.98	3.37	19.29	6.15	7.25	14.66	4.75	4.75	17.97
June 30, 2011	4.14	3.68	16.57	6.41	7.84	14.63	4.87	5.01	16.03

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

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended June 30, 2012 and June 30, 2011:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield (2)	Yield (3)
Quarter Ended June 30, 2012
Agency MBS	$6,728,914	$49,550	3.86%	3.68%	2.95%
Non-Agency MBS, including transfers to consolidated VIEs (2)	4,490,141	75,954	4.34	5.89	6.77
Total	$11,219,055	$125,504	4.09%	4.57%	4.47%
Quarter Ended June 30, 2011
Agency MBS	$7,175,023	$65,982	4.31%	4.14%	3.68%
Non-Agency MBS, including transfers to consolidated VIEs (2)	3,370,396	66,100	4.77	6.41	7.84
Total	$10,545,419	$132,082	4.49%	4.87%	5.01%

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, remained unchanged at $27,000 for each of the second quarters of 2012 and 2011.  Our average cash investments were $292.3 million and yielded 0.04% for the second quarter of 2012 compared to average cash investments of $432.0 million that yielded 0.03% for the second quarter of 2011.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At June 30, 2012, we had repurchase agreement borrowings of $8.368 billion and securitized debt of $861.3 million, of which $2.948 billion was hedged with Swaps.  At June 30, 2012, our Swaps had a weighted average fixed-pay rate of 2.75% and extended 18 months on average with a maximum remaining term of approximately 43 months.

Our interest expense for the second quarter of 2012 increased by $5.5 million, or 14.8%, to $42.7 million from $37.2 million for the second quarter of 2011.  This increase primarily reflects the combined impact of an increase in our average borrowings and the higher effective interest rate paid on such borrowings.  The following table presents information regarding the components of our interest expense for the quarters ended June 30, 2012 and June 30, 2011:

For the Quarter Ended (Dollars in Thousands)	Average Balance	Interest Expense	Average Cost of Funds(1)
June 30, 2012
Agency Repurchase Agreements	$6,071,711	$24,637	1.63%
Non-Agency Repurchase Agreements	1,889,786	11,615	2.47
Total Repurchase Agreements	7,961,497	36,252	1.83
Securitized Debt	931,045	4,652	2.01
Senior Notes (2)	89,011	1,784	8.02
Total	$8,981,553	$42,688	1.91%

June 30, 2011
Agency Repurchase Agreements	$6,371,551	$28,961	1.82%
Non-Agency Repurchase Agreements	1,370,672	5,574	1.63
Total Repurchase Agreements	7,742,223	34,535	1.79
Securitized Debt	731,091	2,660	1.46
Total	$8,473,314	$37,195	1.76%

(1)  Reflects the annualized interest expense divided by the average balance and includes the cost of Swaps designated as hedges against repurchase agreements.

(2)  We did not have any Senior Notes during the 2011 period.

The following table presents information about our securitized debt at June 30, 2012:

Benchmark Interest Rate	At June 30, 2012
(Dollars in Thousands)	Securitized Debt	Interest Rate
30 Day LIBOR + 100 basis points	$297,953	1.25%
30 Day LIBOR + 125 basis points	394,847	1.50
Fixed	168,455	2.85
Total	$861,255	1.67%

The effective interest rate paid on our borrowings increased to 1.91% for the quarter ended June 30, 2012 from 1.76% for the quarter ended June 30, 2011.  This increase reflects additional higher cost longer-term financing associated with our Non-Agency MBS portfolio, the issuance of fixed-rate securitized debt in February 2012, the issuance of our Senior Notes in April 2012 partially offset by the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $19.3 million, or 86 basis points, for the second quarter of 2012, compared to interest expense of $24.7 million, or 117 basis points, for the second quarter of 2011.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.70% for the quarter ended June 30, 2012 from 3.26% for the quarter ended June 30, 2011.  The weighted average variable interest rate received on our Swaps increased to 0.28% for the quarter ended June 30, 2012 from 0.23% for the quarter ended June 30, 2011.  During the quarter ended June 30, 2012, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $275.4 million and a weighted average fixed-pay rate of 2.54% amortize and/or expire.

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

We expect that our interest expense and funding costs for the remainder of 2012 will be impacted by market interest rates, the amount of our borrowings, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our future borrowing costs cannot be predicted with any certainty.  (See Notes 4, 7 and 15 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple (1)		Multiple (2)
June 30, 2012	3.6	(3)	3.6
March 31, 2012	3.4	(4)	3.5
December 31, 2011	3.6	(5)	3.7
September 30, 2011	3.4	(6)	3.5
June 30, 2011	3.2		3.3

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligation to return securities obtained as collateral, and Senior Notes, divided by stockholders’ equity.

(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligation to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $51.2 million, $84.8 million, $170.9 million, $193.0 million, and $225.4 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

(3)  The increase in our leverage multiple from 3.4x at March 31, 2012 to 3.6x at June 30, 2012 primarily reflects a higher use of financing structures and the issuance of Senior Notes during the quarter.

(4) The decrease in our leverage multiple from 3.6x at December 31, 2011 to 3.4x at March 31, 2012 primarily reflects an increase in the market value of our Non-Agency MBS.

(5) The increase in our leverage multiple from 3.4x at September 30, 2011 to 3.6x at December 31, 2011 primarily reflects a decline in the market value of our Non-Agency MBS and increased use of structured financing to acquire Non-Agency MBS.

(6)  The increase in our leverage multiple from 3.2x at June 30, 2011 to 3.4x at September 30, 2011 primarily reflects a decline in the market value of our Non-Agency MBS.

For the second quarter of 2012, our net interest income decreased by $12.1 million, or 12.7%, to $82.8 million from $94.9 million for the second quarter of 2011.  This decrease primarily reflects the impact of additional lower yielding MBS and increases in our average borrowings and the higher effective interest rate paid on such borrowings.  Our net interest spread and margin for the second quarter of 2012 were 2.45% and 2.87%, respectively, compared to a net interest spread and margin of 3.05% and 3.46%, respectively, for the second quarter of 2011.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

					Yield on
			Average		Average	Average
	Average	Interest	Interest	Total	Interest-	Balance of		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	Financing	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets (3)	Arrangements (4)	Expense	Funds	Income
June 30, 2012	$11,219,055	$125,504	$292,302	$125,531	4.36%	$8,981,553	$42,688	1.91%	$82,843
March 31, 2012	10,819,531	123,504	424,691	123,523	4.39	8,721,868	40,127	1.85	83,396
December 31, 2011	11,000,704	123,964	402,958	123,994	4.35	8,899,013	38,811	1.73	85,183
September 30, 2011	11,010,686	130,741	548,339	130,766	4.53	9,034,044	38,752	1.70	92,014
June 30, 2011	10,545,419	132,082	432,005	132,109	4.81	8,473,314	37,195	1.76	94,914

(1)  Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  Reflects annualized interest income divided by average amortized cost of interest-earning assets.

(4)  Includes repurchase agreements, securitized debt and Senior Notes.

The following table presents our net interest spread and net interest margin for the quarters presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
	Net Interest	Net Interest
Quarter Ended	Spread (1)	Margin (2)
June 30, 2012	2.45%	2.87%
March 31, 2012	2.54	2.96
December 31, 2011	2.62	3.00
September 30, 2011	2.83	3.20
June 30, 2011	3.05	3.46

(1) Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2) Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS and Non-Agency MBS for the quarters presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Net	Cost of	Net Interest	Net	Cost of	Net Interest	Net	Cost of	Net Interest
Quarter Ended	Yield (1)	Funding (2)	Spread (3)	Yield (1)	Funding (2)	Spread (3)	Yield (1)	Funding (2)	Spread (3)
June 30, 2012	2.95%	1.63%	1.32%	6.77%	2.32%	4.45%	4.47%	1.85%	2.62%
March 31, 2012	3.15	1.71	1.44	6.95	2.17	4.78	4.57	1.85	2.72
December 31, 2011	3.14	1.71	1.43	7.02	1.78	5.24	4.51	1.73	2.78
September 30, 2011	3.37	1.74	1.63	7.25	1.61	5.64	4.75	1.70	3.05
June 30, 2011	3.68	1.82	1.86	7.84	1.57	6.27	5.01	1.76	3.25

(1) Annualized interest income on MBS divided by average amortized cost of MBS.

(2) Annualized interest expense divided by average balance of repurchase agreements and securitized debt.

(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

During the second quarter of 2012, we recognized OTTI charges through earnings of $280,000 against our Non-Agency MBS compared to $2.4 million during the second quarter of 2011.  These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At June 30, 2012, we had 201 Non-Agency MBS with a gross unrealized loss of $124.6 million and 51 Agency MBS with a gross unrealized loss of $2.9 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2012 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

For the second quarter of 2012, we had other income of $569,000, which primarily reflects the impact of net gains of $568,000 on our Linked Transactions.  The gains of our Linked Transactions for the three months ended June 30, 2012 included interest income of $1.3 million on the underlying Non-Agency MBS, interest expense of $293,000 on the borrowings under repurchase agreements and a decline of $425,000 in the fair value of the underlying securities.  The loss on our Linked Transactions of $5.6 million for the three months ended June 30, 2011 included interest income of $7.4 million on the underlying Non-Agency MBS, interest expense of $1.3 million on the borrowings under repurchase agreements and a decline of $11.7 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During the three months ended June 30, 2012, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $35.6 million on our consolidated balance sheet.

For the second quarter of 2012, we had compensation and benefits and other general and administrative expense of $8.4 million, or 1.20% of average equity, compared to $7.8 million, or 1.05% of average equity, for the second quarter of 2011.  The increase in our compensation and benefits expense to $5.2 million for the second quarter of 2012, compared to $5.0 million for the second quarter of 2011, primarily reflects additional salary expense for new hires, salary increases, an increase to our bonus pool accrual and vesting of equity-based compensation awards.  Our other general and administrative expenses increased by $421,000 to $3.2 million for the quarter ended June 30, 2012 compared to $2.8 million for the quarter ended June 30, 2011.  The increase was primarily comprised of increases in expenses related to director stock awards, office rent and related occupancy costs, shareholder services and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

Six-Month Period Ended June 30, 2012 Compared to the Six-Month Period Ended June 30, 2011

For the six months ended June 30, 2012, we had net income available to common stock and participating securities of $155.4 million, or $0.43 per basic and diluted common share, compared to net income available to common stock and participating securities of $158.1 million, or $0.48 per basic and diluted common share, for the six months ended June 30, 2011.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were generally influenced by the impact of declining net interest spreads on interest bearing assets and liabilities.  These declining spreads were primarily attributable to lower net yields on both Agency and Non-Agency MBS.  Yields on Agency MBS were impacted by the lower interest rate environment and higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates. In addition, we have also increased the amount of higher cost longer-term financing for our Non-Agency MBS portfolio, consistent with our overall financing strategy.

Interest income on our Agency MBS for the first six months of 2012 decreased $23.3 million, or 18.5%, to $102.9 million from $126.2 million, for the first six months of 2011.  This change reflects a decrease in the net yield on our Agency MBS to 3.05% for the first six months of 2012 from 3.75% for the first six months of 2011, which was partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $6.754 billion for the first six months of 2012 from $6.727 billion for the first six months of 2011.  During the first six months of 2012, our Agency MBS portfolio experienced a 19.1% CPR and we recognized $23.1 million of premium amortization compared to a CPR of 18.6% and $15.9 million of premium amortization for the first six months of 2011.  At the end of the second quarter of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 49 basis points to 3.73% for the first six months of 2012 from 4.22% for the first six months of 2011.  At

June 30, 2012 we had net purchase premiums on our Agency MBS of $190.5 million, or 2.9% of current par value, compared to net purchase premiums of $177.7 million and 2.6% of par value at December 31, 2011.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $30.4 million, or 26.3%, for the first six months of 2012 to $146.2 million compared to $115.7 million for the first six months of 2011, principally due to the increase in the amortized cost of our Non-Agency portfolio.  Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  For the first six months of 2012, the average amortized cost of our Non-Agency MBS increased by $1.421 billion, or 49.9%, to $4.266 billion, from $2.845 billion for the first six months of 2011.  The growth in our Non-Agency MBS has primarily been funded with securitized debt in connection with our resecuritization transactions and longer term forms of repurchase agreement financings.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the first six months of 2012, primarily in connection with our amended multi-year financing arrangement with one of our counterparties in January 2012.  These delinkings resulted in Non-Agency MBS of $158.4 million, previously included as a component of Linked Transactions, being recognized as MBS on our consolidated balance sheet at June 30, 2012.  Our Non-Agency MBS portfolio yielded 6.85% for the first six months of 2012 compared to 8.14% for the first six months of 2011.  The decrease in the yield on our Non-Agency MBS is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first six months of 2012, we recognized net purchase discount accretion of $19.2 million on our Non-Agency MBS, compared to $22.2 million for the first six months of 2011.  At June 30, 2012, we had net purchase discounts of $1.705 billion, including Credit Reserve and previously recognized OTTI of $1.441 billion, on our Non-Agency MBS, or 27.1% of par value.

The following table presents information about average balances of our MBS portfolio by category and associated income for the six months ended June 30, 2012 and June 30, 2011:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield(2)	Yield(3)
Six Months Ended June 30, 2012
Agency MBS	$6,753,734	$102,850	3.90%	3.73%	3.05%
Non-Agency MBS, including transfers to consolidated VIEs (2)	4,265,559	146,158	4.37	5.95	6.85
Total	$11,019,293	249,008	4.12%	4.59%	4.52%
Six Months Ended June 30, 2011
Agency MBS	$6,726,885	126,157	4.39%	4.22%	3.75%
Non-Agency MBS, including transfers to consolidated VIEs (2)	2,844,996	115,749	4.78	6.57	8.14
Total	$9,571,881	241,906	4.54%	4.92%	5.05%

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds are at historically low levels, decreased to $46,000 for the first six months of 2012 from $81,000 for the 2011 period.  Our average cash investments were $358.5 million and yielded 0.05% for the first six months of 2012 compared to average cash investments of $442.8 million that yielded 0.07% for the first six months of 2011.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At June 30, 2012, we had repurchase agreements of $8.368 billion and securitized debt of $861.3 million, of which $2.948 billion was hedged with Swaps.  At June 30, 2012, our Swaps had a weighted average fixed-pay rate of 2.75% and extended 18 months on average with a maximum term of approximately 43 months.  We expect interest expense and funding costs for the remainder of 2012 will be impacted by market interest rates, the amount of our borrowings, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainly.  (See Notes 4, 7 and 15 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Our interest expense for the first six months of 2012 increased by $11.0 million, or 15.3%, to $82.8 million from $71.8 million for the first six months of 2011.  This increase primarily reflects the $1.090 billion increase in our average borrowings.  The following table presents information regarding the components of our interest expense for the first six months ended June 30, 2012 and June 30, 2011:

Six Months Ended (Dollars in Thousands)	Average Balance	Interest Expense	Average Cost of Funds(1)
June 30, 2012
Agency Repurchase Agreements	$6,063,292	$50,360	1.67%
Non-Agency Repurchase Agreements	1,803,456	21,962	2.45
Total Repurchase Agreements	7,866,748	72,322	1.85
Securitized Debt	940,456	8,709	1.86
Senior Notes (2)	44,505	1,784	8.02
Total	$8,851,709	$82,815	1.88%

June 30, 2011
Agency Repurchase Agreements	$5,923,118	$57,327	1.95%
Non-Agency Repurchase Agreements	1,251,443	10,262	1.65
Total Repurchase Agreements	7,174,561	67,589	1.90
Securitized Debt	586,754	4,259	1.46
Total	$7,761,315	$71,848	1.87%

(1)  Reflects the annualized interest expense divided by the average balance and includes the cost of Swaps designated as hedges against repurchase agreements.

(2)  We did not have any Senior Notes during the 2011 period.

The effective interest rate paid on our borrowings increased slightly to 1.88% for the six months ended June 30, 2012 compared to 1.87% for the first six months of 2011.  The increase reflects additional higher cost longer-term financing associated with our Non-Agency MBS portfolio, the issuance of fixed-rate securitized debt in February 2012, the issuance of our Senior Notes in April 2012, partially offset by the maturity of Swaps with fixed-pay rates higher than the overall average for our Swaps, which positively impacted the funding cost for our Agency MBS portfolio.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $40.1 million, or 91 basis points, for the six months ended June 30, 2012, compared to interest expense of $48.8 million, or 127 basis points, for the first six months of 2011.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.74% for the first six months of 2012 from 3.45% for the first six months of 2011.  The weighted average variable interest rate received on our Swaps increased to 0.29% for the first six months of 2012 from 0.25% for the first six months of 2011.  During the six months ended June 30, 2012, we did not enter into any new Swaps and had Swaps with a notional amount of $429.4 million and a weighted average fixed-pay rate of 3.19% amortize and/or expire.

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

For the first six months of 2012, our net interest income decreased by $3.9 million, or 2.3%, to $166.2 million from $170.1 million for the first six months of 2011.  This decrease primarily reflects an increase in our average borrowings and the higher effective rate paid on such borrowings partially offset by a $1.447 billion increase in the average amortized cost of our MBS portfolio.  Our net interest spread and margin for the first six months of 2012 were 2.50% and 2.91%, respectively, compared to a net interest spread and margin of 2.97% and 3.40%, respectively, for the first six months of 2011.

During the first six months of 2012, we recognized OTTI charges through earnings of $1.2 million compared to $2.4 million during the first six months of 2011.  These impairments reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.

For the six months ended June 30, 2012, we had other income, net of $11.2 million.  This income primarily reflects net gains of $8.3 million on our Linked Transactions and $3.0 million of gains realized on the sale of certain Agency MBS.  The gains on our Linked Transactions for the six months of 2012 included interest income of $3.6 million on the underlying Non-Agency MBS, interest expense of $797,000 on the underlying repurchase agreement borrowings and an increase of $5.5 million in the fair value of the underlying securities.  The gain on our Linked Transactions of $9.2 million for the six months ended June 30, 2011 included interest income of $16.8 million on the underlying Non-Agency MBS, interest expense of $3.1 million on the underlying repurchase financings and a decline of $4.5 million in the fair value of the underlying MBS.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During the six months ended June 30, 2012, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $158.4 million on our consolidated balance sheet.

During the six months ended June 30, 2012, we realized $3.0 million of gains on the sale of certain Agency MBS for proceeds of $71.1 million.  We did not sell any MBS during the six months ended June 30, 2011.

During the first six months of 2012, we had compensation and benefits and other general and administrative expense of $16.8 million, or 1.23% of average equity compared to $15.1 million, or 1.11% of average equity, for the first six months of 2011.  The $654,000 increase in our compensation expense to $10.8 million for the first six months of 2012, compared to $10.1 million for the first six months of 2011, primarily reflects an increase to our bonus pool accrual and additional salary expense for new hires, salary increases, and vesting of equity-based compensation awards.  Our other general and administrative expenses increased by $1.0 million to $6.0 million for the first six months of 2012, compared to $5.0 million for the first six months of 2011. The increase was primarily comprised of increases in office rent and related occupancy costs, expenses related to director stock awards, shareholder services and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock.  To the extent we raise additional equity through capital market transactions, we currently anticipate using the proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreement and other borrowings, for working capital and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2012, we had 9.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2012, we issued 520,625 shares of common stock through our DRSPP, raising net proceeds of $3.8 million.

Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (as defined below), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

With respect to margin maintenance requirements for repurchase agreements with Non-Agency MBS as collateral, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary based on an inappropriate counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third party to review collateral valuations.   For other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2012 and December 31, 2011:

	Weighted
	Average
	Haircut	Low	High
At June 30, 2012
Repurchase agreement borrowings secured by:
Agency MBS	4.84%	3.00%	7.00%
Non-Agency MBS	30.70	10.00	63.00
U.S. Treasury securities	1.60	1.00	2.00

At December 31, 2011
Repurchase agreement borrowings secured by:
Agency MBS	4.78%	3.00%	7.00%
Non-Agency MBS	30.97	10.00	63.00
U.S. Treasury securities	2.00	2.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements, have not significantly changed since December 31, 2011.

During the first six months of 2012, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At June 30, 2012, we had a total of $9.816 billion of MBS and U.S. Treasury securities and $9.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2012, we had a Cushion of $1.302 billion available to meet potential margin calls, comprised of cash and cash equivalents of $593.4 million, unpledged Agency MBS of $538.9 million and excess collateral of $169.7 million.  In addition, at June 30, 2012, we had unpledged Non-Agency MBS with a fair value of $47.8 million.

During the six months ended June 30, 2012, we entered into a resecuritization transaction that resulted in us consolidating as a VIE, the SPE that was created to facilitate this transaction, and to which the underlying assets in connection with the resecuritization was transferred.  As part of this resecuritization transaction, we sold Non-Agency MBS to Wells Fargo Mortgage Loan Trust, LLC (or WFMLT), who subsequently transferred the underlying certificates to a separate trust established under the laws of the State of New York, which we consolidate as a VIE.  (See Note 15 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table summarizes the key details of the resecuritization transactions we have been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at June 30, 2012	$168,455	$318,045	$297,953	$76,802
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

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

During the six months ended June 30, 2012, we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds to us from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  The Senior Notes bear interest at the rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and will mature on April 15, 2042.  We may redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  (See Note 9 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (In Thousands)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End
June 30, 2012 (1)	$7,961,497	$8,368,407	$8,368,407	$931,045	$861,255		$935,051
March 31, 2012	7,772,000	7,908,932	7,908,932	949,868	967,422	(2)	1,000,787
December 31, 2011	7,969,178	7,813,159	7,996,749	929,836	875,520		932,239
September 30, 2011	8,007,343	8,017,663	8,084,098	1,026,701	958,406		1,027,701
June 30, 2011	7,742,223	7,870,251	7,870,251	731,091	1,062,040	(3)	1,062,040	(3)

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The quarterly average balance, end of period balance and maximum balance at any month-end for Senior Notes was $100.0 million.

(2)  The higher end of the period balance reflects the securitized debt from our resecuritization transaction in February 2012.

(3)  The higher end of the period balance reflects the securitized debt from our resecuritization transaction in June 2011.

Cash Flows and Liquidity For the Six Months Ended June 30, 2012

Our cash and cash equivalents increased by $199.4 million during the six months ended June 30, 2012, reflecting:  $348.4 million provided by our financing activities; $309.7 million used through our investing activities, primarily to purchase MBS; and $160.7 million provided by our operating activities.

At both June 30, 2012 and December 31, 2011, our debt-to-equity multiple was 3.6x.  At June 30, 2012, we had borrowings under repurchase agreements of $8.368 billion with 26 counterparties, of which $6.056 billion was secured by Agency MBS, $1.812 billion was secured by Non-Agency MBS and $500.5 million was secured by U.S. Treasuries.  In addition, at such date, we had $51.2 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 4 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2011, we had borrowings under repurchase agreements of $7.813 billion with 25 counterparties and had borrowings under repurchase agreements of $170.9 million that were a component of our Linked Transactions.

At June 30, 2012, we had aggregate securitized debt of $861.3 million, resulting from our resecuritization transactions.  During the six months ended June 30, 2012, we used cash of $201.0 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.33 years at June 30, 2012.  During the six months ended June 30, 2012, we increased the financing obtained under multi-year collateralized financing arrangements by approximately $200.0 million.  At June 30, 2012, approximately $500.0 million of financing had been obtained under these arrangements.

During the six months ended June 30, 2012, we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.

During the six months ended June 30, 2012 we used $309.7 million through our investing activities.  During this period, we received cash of $1.223 billion from prepayments and scheduled amortization on our MBS portfolio, of which $888.6 million was attributable to Agency MBS and $334.1 million was from Non-Agency MBS.  During the six months ended June 30, 2012, we purchased $775.7 million of Agency MBS and $827.5 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the six months ended June 30, 2012 we sold certain of our Agency MBS for proceeds of $71.1 million, realizing gross gains of $3.0 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities	Net Assets Received/
For the Quarter Ended (In Thousands)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Received For Reverse Margin Calls	(Pledged) For Margin Activity
June 30, 2012	$333,821	$800	$334,621	$318,723	$(15,898)
March 31, 2012	277,415	1,590	279,005	333,753	54,748
December 31, 2011	451,838	10,901	462,739	463,791	1,052
September 30, 2011	719,639	2,660	722,299	657,785	(64,514)
June 30, 2011	341,764	5,150	346,914	394,342	47,428

During the six months ended June 30, 2012, we paid $182.9 million for cash dividends on our common stock and DERs, and paid cash dividends of $4.1 million on our preferred stock.  On June 27, 2012, we declared our second quarter 2012 dividend on our common stock of $0.23 per share; on July 31, 2012, we paid this dividend which totaled $82.5 million, including DERs of approximately $357,000.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 53 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with June 30, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 27.3% experienced during the quarter ended September 30, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 18.4%.

The following table presents information at June 30, 2012 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

		Estimated Months to
		Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions		Expected Prepayment	Liabilities Reset (1)	in Months (1)
0	%(2)	56	7	49
15%		28	7	21
20%		24	7	17
25%		21	7	14

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At June 30, 2012, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 96 days and a weighted average term to interest rate reset of 41 days, or an effective repricing period of seven months, including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended June 30, 2012, our Swaps accounted for $19.3 million, or 86 basis points, of our borrowing costs.  At June 30, 2012, we had borrowings under repurchase agreements of $8.368 billion and borrowings under repurchase agreements of $51.2 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $2.948 billion with a weighted average fixed-pay rate of 2.75%, which extended 18 months on average with a maximum term of approximately 43 months.

At June 30, 2012, our Swaps were in an unrealized loss position of $89.8 million, compared to a net unrealized loss position of $114.2 million at December 31, 2011.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

The amount by which our Agency ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at June 30, 2012:

Lifetime Interest Rate Caps on Agency ARMs (1)		Interim Interest Rate Caps on Agency ARMs (2)
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
6.0% to 8.0%	13.9%	<1.0%	1.2%
>8.0% to 10.0%	52.9	>1.0% and <3.0%	15.7
>10.0% to 12.0%	30.9	>3.0% and <5.0%	79.9
>12.0%	2.3	>5.0%	0.4
	100.0%	No interim caps	2.8
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

At June 30, 2012, MFA’s $11.756 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total
		Average			Average			Average
	Market	Months to	Average	Market	Months to	Average	Market	Months to	Average
(Dollars in Thousands)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)
Time to Reset:
< 2 years (4)	$1,576,125	6	14.8%	$2,657,190	4	13.3%	$4,233,315	5	13.9%
2-5 years	2,604,936	38	27.7	612,459	46	16.5	3,217,395	40	25.5
> 5 years	1,286,885	72	15.8	25,498	61	23.0	1,312,383	71	16.3
ARM-MBS Total	$5,467,946	35	21.5%	$3,295,147	14	14.2%	$8,763,093	27	18.7%
15-year fixed	$1,546,665		16.8%	$13,762		0.7%	$1,560,427		16.6%
30-year fixed	—		—	1,426,437		16.6	1,426,437		16.6
40-year fixed	—		—	5,935		17.0	5,935		17.0
Fixed Rate Total	$1,546,665		16.8%	$1,446,134		16.4%	$2,992,799		16.6%
MBS Total	$7,014,611		20.4%	$4,741,281		14.9%	$11,755,892		18.2%

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

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at June 30, 2012.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at June 30, 2012.

Shock Table
Change in Interest Rates (Dollars in Thousands)	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
+100 Basis Point Increase	$11,641,995	$(48,410)	$11,593,585	$(72,484)	(5.78)%	(0.62)%
+ 50 Basis Point Increase	$11,704,989	$(69,117)	$11,635,872	$(30,197)	(3.33)%	(0.26)%
Actual at June 30, 2012	$11,755,892	$(89,823)	$11,666,069	$—	—	—
- 50 Basis Point Decrease	$11,794,705	$(110,529)	$11,684,176	$18,107	0.76%	0.16%
-100 Basis Point Decrease	$11,821,426	$(131,236)	$11,690,190	$24,121	(3.58)%	0.21%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2012.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at June 30, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At June 30, 2012, the impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.41 which is the weighted average of 1.28 for our Agency MBS, (1.45) for our derivative hedging instruments and 0.00 for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.41), which is the weighted average of (0.69) for our Agency MBS, 0.00 for our derivative hedging instruments and 0.00 for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At June 30, 2012, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At June 30, 2012, our Non-Agency MBS had a fair value of $4.676 billion and an amortized cost of $4.579 billion, comprised of gross unrealized losses of $124.6 million and gross unrealized gains of $221.6 million.  At June 30, 2012, our Linked Transactions included MBS with a fair value of $65.4 million, including net unrealized gains of $1.6 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at June 30, 2012.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

	Securities with Average Loan			Securities with Average Loan
	FICO of 715 or Higher (1)			FICO Below 715 (1)
Year of Securitization (2)			2005			2005
(Dollars in Thousands)	2007	2006	and Prior	2007	2006	and Prior	Total
Number of securities	90	93	99	15	21	47	365
MBS current face	$2,155,474	$1,501,016	$1,426,109	$210,544	$389,150	$677,977	$6,360,270
Total purchase discounts, net	$(556,126)	$(448,080)	$(282,257)	$(92,225)	$(167,268)	$(171,661)	$(1,717,617)
Purchase discount designated as Credit Reserve and OTTI (3)	$(510,794)	$(353,157)	$(197,308)	$(82,020)	$(159,165)	$(145,460)	$(1,447,904)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	24%	24%	14%	39%	41%	21%	23%
MBS amortized cost	$1,599,348	$1,052,936	$1,143,852	$118,319	$221,882	$506,316	$4,642,653
MBS fair value	$1,615,975	$1,087,070	$1,134,277	$129,746	$239,531	$534,682	$4,741,281
Weighted average fair value to current face	75.0%	72.4%	79.5%	61.6%	61.6%	78.9%	74.5%
Weighted average coupon (4)	4.94%	4.39%	3.68%	3.68%	4.13%	4.44%	4.38%
Weighted average loan age (months) (4) (5)	64	72	86	65	72	87	74
Weighted average current loan size (4) (5)	$557	$538	$367	$467	$297	$303	$464
Weighted average loan to value at origination (4) (6)	70%	70%	69%	72%	70%	69%	70%
Weighted average FICO score at origination (4) (6)	734	730	728	702	705	707	726
Owner-occupied loans	90.2%	89.4%	87.0%	83.0%	84.4%	84.5%	88.1%
Rate-term refinancings	26.7%	19.0%	16.2%	18.6%	15.5%	13.9%	20.2%
Cash-out refinancings	32.4%	32.3%	25.9%	40.2%	39.4%	37.2%	32.1%
3 Month CPR (5)	17.5%	15.1%	14.4%	17.6%	16.3%	14.2%	15.8%
3 Month CRR (5) (7)	8.3%	6.1%	7.4%	5.0%	5.7%	7.1%	7.2%
3 Month CDR (5) (7)	8.4%	8.7%	6.4%	13.3%	11.1%	7.2%	8.2%
3 Month loss severity	47.7%	51.3%	52.0%	56.1%	70.2%	51.1%	52.0%
60+ days delinquent (6)	21.2%	20.5%	15.8%	30.3%	28.9%	20.2%	20.5%
Weighted average credit enhancement (6) (8)	1.6%	2.6%	7.3%	2.5%	2.1%	9.4%	4.0%

(1)  FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

(2)  Information presented based on the initial year of securitization of the underlying collateral. Certain of our Non-Agency MBS have been resecuritized.  The historical information presented in the table is based on the initial securitization date and data available at the time of original securitization (and not the date of resecuritization). No information has been updated with respect to any MBS that have been resecuritized.

(3)  Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(4)  Weighted average is based on MBS current face at June 30, 2012.

(5)  Information provided is based on loans for individual groups owned by us.

(6)  Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(7)  CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(8)  Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss so long as its credit enhancement is greater than zero.  As of June 30, 2012, a total of 123 Non-Agency MBS in our portfolio representing approximately $2.274 billion or 36% of the current face amount of the portfolio had credit enhancement remaining.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at June 30, 2012:

Property Location	Percent
Southern California	28.6%
Northern California	18.3%
Florida	7.9%
New York	5.2%
Virginia	3.6%
New Jersey	3.1%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At June 30, 2012, we had a Cushion of $1.302 billion available to meet potential margin calls, comprised of cash and cash equivalents of $593.4 million, unpledged Agency MBS of $538.9 million and excess collateral of $169.7 million.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Non-Agency MBS portfolio. Our Non-Agency investment process involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.  In addition, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q, we are potentially exposed to repurchase agreement counterparties should they default on their obligations, and we are unable to recover any excess collateral pledged to them.

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

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2012.  Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), and should be read in conjunction with the discussion of risk factors set forth in such section.  Based on the information currently known to us, we believe that the matters discussed below, together with the risk factors set forth in the 2011 Form 10-K, identify the most significant risk factors affecting us.  However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2011 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risk Factors

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

The use of borrowing, or “leverage,” to finance our MBS and other assets involves a number of other risks, including, among other things, the following:

•                  If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At June 30, 2012, we had greater than 5% of stockholders’ equity at risk to the following repurchase agreement counterparties:  Credit Suisse (approximately 19.1%), UBS (approximately 9.9%), Wells Fargo (approximately 8.1%) and Deutsche Bank (approximately 6.0%).

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

Government use of eminent domain to seize underwater mortgages could materially adversely affect the value of, and the returns on, our MBS.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States, with significantly higher exposure in California, Florida, New York, Virginia and New Jersey.  Local authorities in San Bernardino County, California, and two of its cities are presently considering adopting a plan to use eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default.  If this proposed plan is adopted, and withstands Constitutional and other legal challenges, and mortgages securing our Non-Agency MBS are seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages.  The result of these seizures would be that the amounts we receive on our Non-Agency MBS would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a decline in the market value and/or OTTI of these securities.  If other governments adopt similar plans and mortgages securing our Non-Agency MBS are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our Non-Agency MBS and our results of operations more generally.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2012	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

4.1

Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.2

First Supplemental Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.3	Form of 8.00% Senior Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1