Form 10-Q
period 2012-09-30
MFA FINANCIAL, INC.
filed 2012-11-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

357,548,609 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 25, 2012.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Per Share Amounts)	2012	2011
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,902,954 and $6,666,963 pledged as collateral, respectively)	$7,476,848	$7,137,531
Non-Agency MBS, at fair value ($1,489,463 and $692,534 pledged as collateral, respectively)	2,541,846	1,492,376
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,655,129	2,283,070
Securities obtained and pledged as collateral, at fair value	509,704	306,401
Cash and cash equivalents	450,442	394,022
Restricted cash	7,013	15,502
MBS linked transactions, net (“Linked Transactions”), at fair value	12,767	55,801
Interest receivable	44,980	42,837
Derivative hedging instruments, at fair value	—	26
Goodwill	7,189	7,189
Prepaid and other assets	29,251	15,879
Total Assets	$13,735,169	$11,750,634

Liabilities:
Repurchase agreements	$8,832,326	$7,813,159
Securitized debt (2)	749,471	875,520
Obligation to return securities obtained as collateral, at fair value	509,704	306,401
8% Senior Notes due 2042 (“Senior Notes”)	100,000	—
Accrued interest payable	14,117	9,112
Derivative hedging instruments, at fair value	78,169	114,220
Dividends and dividend equivalents rights (“DERs”) payable	76,051	97,525
Payable for unsettled purchases	126,035	27,056
Accrued expenses and other liabilities	10,142	9,881
Total Liabilities	$10,496,015	$9,252,874

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 shares authorized; 357,013 and 356,112 issued and outstanding, respectively	3,570	3,561
Additional paid-in capital, in excess of par	2,804,688	2,795,925
Accumulated deficit	(255,591)	(243,061)
Accumulated other comprehensive income/(loss)	686,449	(58,703)
Total Stockholders’ Equity	$3,239,154	$2,497,760
Total Liabilities and Stockholders’ Equity	$13,735,169	$11,750,634

(1)  Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)  Securitized Debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate in consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 10 and 15 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011
Interest Income:
Agency MBS	$47,198	$59,957	$150,048	$186,114
Non-Agency MBS	37,087	24,379	95,555	76,098
Non-Agency MBS transferred to consolidated VIEs	40,812	46,405	128,502	110,435
Cash and cash equivalent investments	38	25	84	106
Interest Income	125,135	130,766	374,189	372,753

Interest Expense:
Repurchase agreements	39,317	34,924	111,639	102,513
Securitized debt	4,477	3,828	13,186	8,087
Senior Notes	2,007	—	3,791	—
Interest Expense	45,801	38,752	128,616	110,600

Net Interest Income	79,334	92,014	245,573	262,153

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	—	(14,913)	(879)	(15,550)
Portion of loss recognized in/(reclassified from) other comprehensive income	—	10,922	(321)	9,167
Net Impairment Losses Recognized in Earnings	—	(3,991)	(1,200)	(6,383)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	3,177	733	11,444	9,970
Gains on sales of MBS	4,279	4,196	7,232	4,196
Revenue from operations of real estate held-for-sale	—	390	—	1,146
Other, net	1	(898)	2	(886)
Other Income, net	7,457	4,421	18,678	14,426

Operating and Other Expense:
Compensation and benefits	5,984	5,477	16,752	15,591
Other general and administrative expense	2,666	3,031	8,679	7,981
Real estate held-for-sale operating expense	—	237	—	774
Operating and Other Expense	8,650	8,745	25,431	24,346

Net Income	78,141	83,699	237,620	245,850
Less: Preferred Stock Dividends	2,040	2,040	6,120	6,120
Net Income Available to Common Stock and Participating Securities	$76,101	$81,659	$231,500	$239,730

Earnings per Common Share - Basic and Diluted	$0.21	$0.23	$0.65	$0.71

Dividends Declared per share of Common Stock	$0.21	$0.25	$0.68	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011

Net Income	$78,141	$83,699	$237,620	$245,850
Other Comprehensive Income/(Loss):
Unrealized gain on Agency MBS, net	61,999	12,035	47,169	50,092
Unrealized gain/(loss) on Non-Agency MBS, net	409,742	(109,294)	666,287	(250,845)
Reclassification adjustment for MBS sales included in net income	(3,130)	(4,525)	(5,529)	(4,869)
Reclassification adjustment for other-than-temporary impairments included in net income	—	3,991	1,200	6,383
Unrealized gain/(loss) on derivative hedging instruments, net	11,654	(10,255)	36,025	4,483
Other Comprehensive Income/(Loss)	480,265	(108,048)	745,152	(194,756)
Comprehensive income/(loss) before preferred stock dividends	$558,406	$(24,349)	$982,772	$51,094
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$556,366	$(26,389)	$976,652	$44,974

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended
	September 30, 2012
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at September 30, 2012 and December 31, 2011	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2011	3,561	356,112
Issuance of common stock	9	901
Balance at September 30, 2012	3,570	357,013

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2011	2,795,925
Issuance of common stock, net of expenses	4,389
Equity-based compensation expense	4,374
Balance at September 30, 2012	2,804,688

Accumulated Deficit:
Balance at December 31, 2011	(243,061)
Net income	237,620
Dividends declared on common stock	(242,970)
Dividends declared on preferred stock	(6,120)
Dividends attributable to DERs	(1,060)
Balance at September 30, 2012	(255,591)

Accumulated Other Comprehensive Income:
Balance at December 31, 2011	(58,703)
Change in unrealized gains on MBS, net	709,127
Change in unrealized losses on derivative hedging instruments	36,025
Balance at September 30, 2012	686,449

Total Stockholders’ Equity at September 30, 2012	$3,239,154

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In Thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$237,620	$245,850
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(7,232)	(4,196)
Other-than-temporary impairment charges	1,200	6,383
Accretion of purchase discounts on MBS	(28,173)	(33,159)
Amortization of purchase premiums on MBS	38,175	26,779
Increase in interest receivable	(1,998)	(6,125)
Depreciation and amortization on real estate and other assets	2,471	2,263
Unrealized (gains)/losses and other on Linked Transactions	(8,851)	4,831
Increase in prepaid and other assets	(10,342)	(47)
Increase in accrued expenses and other liabilities	344	37
Increase/(decrease) in accrued interest payable	5,005	(529)
Equity-based compensation expense	4,374	2,983
Net cash provided by operating activities	$232,593	$245,070

Cash Flows From Investing Activities:
Principal payments on MBS	$1,977,366	$1,688,520
Proceeds from sale of MBS	137,079	76,495
Purchases of MBS	(2,896,359)	(4,430,941)
Additions to leasehold improvements, furniture, fixtures and real estate investment	(367)	(2,004)
Net cash used in investing activities	$(782,281)	$(2,667,930)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(48,911,503)	$(43,843,055)
Proceeds from borrowings under repurchase agreements	49,930,670	45,821,751
Proceeds from issuance of securitized debt	186,691	963,255
Principal payments on securitized debt	(312,740)	(225,782)
Payments made for resecuritization related costs	(1,814)	(6,981)
Proceeds from issuance of Senior Notes	100,000	—
Payments made for Senior Notes related costs	(3,415)	—
Cash disbursements on financial instruments underlying Linked Transactions	(513,418)	(2,051,908)
Cash received from financial instruments underlying Linked Transactions	390,363	1,464,965
Payments made for margin calls on repurchase agreements and interest rate swap agreements (“Swaps”)	(2,390)	(8,460)
Proceeds from reverse margin calls on repurchase agreements and Swaps	10,890	25,914
Payment made to purchase interest rate swaption (“Swaption”)	—	(915)
Proceeds from issuances of common stock	4,398	605,765
Dividends paid on preferred stock	(6,120)	(6,120)
Dividends paid on common stock and DERs	(265,504)	(239,786)
Net cash provided by financing activities	$606,108	$2,498,643
Net increase in cash and cash equivalents	$56,420	$75,783
Cash and cash equivalents at beginning of period	$394,022	$345,243
Cash and cash equivalents at end of period	$450,442	$421,026

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$174,940	$744,231
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$46,698
Securities obtained as collateral	$203,303	$—
Dividends and DERs declared and unpaid	$76,051	$90,200

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2012 and results of operations for all periods presented have been made.  The results of operations for the nine months ended September 30, 2012 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 14), derivative hedging instruments (Notes 4 and 14), and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  Actual results could differ from those estimates.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2012 or December 31, 2011.  At September 30, 2012 and December 31, 2011, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $7.0 million and $15.5 million at September 30, 2012 and December 31, 2011, respectively.  (See Notes 4, 7, 8 and 14)

(f)  Goodwill

At September 30, 2012 and December 31, 2011, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2012, the Company had not recognized any impairment against its goodwill.

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

SEPTEMBER 30, 2012

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

(h)  Resecuritization and Senior Notes Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  Senior Notes related costs are costs incurred by the Company in connection with the issuance of its Senior Notes in April, 2012.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheet in prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests issued to third parties and over the stated legal maturity of the Senior Notes.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  During 2011 and 2012, the Company granted certain RSUs that vest annually over a three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as investment companies and investment property entities, financial statement presentation, repurchase agreements and similar transactions, revenue recognition, leases, financial instruments, hedging, measurement of credit impairment and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following tables present certain information about the Company’s MBS at September 30, 2012 and December 31, 2011:

	September 30, 2012
				Discount
				Designated
			Accretable	as Credit			Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized		Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$6,357,355	$204,196	$(70)	$—	$6,561,481	$6,792,421	$231,889	$(949)	$230,940
Freddie Mac	615,976	20,996	—	—	642,312	668,748	26,448	(12)	26,436
Ginnie Mae	14,902	257	—	—	15,159	15,679	520	—	520
Total Agency MBS	6,988,233	225,449	(70)	—	7,218,952	7,476,848	258,857	(961)	257,896
Non-Agency MBS: (3)
Rated AAA	35,908	179	(938)	—	35,149	36,259	1,110	—	1,110
Rated AA	46	1	—	—	47	39	—	(8)	(8)
Rated A	22,713	644	—	—	23,357	22,214	—	(1,143)	(1,143)
Rated BBB	32,049	29	(2,123)	(378)	29,577	31,391	1,981	(167)	1,814
Rated BB	120,010	41	(8,802)	(1,724)	109,525	110,928	2,456	(1,053)	1,403
Rated B	307,488	15	(27,539)	(18,879)	261,085	275,878	17,036	(2,243)	14,793
Rated CCC	1,155,928	—	(86,864)	(203,508)	865,556	969,810	107,609	(3,355)	104,254
Rated CC	647,499	—	(27,799)	(128,181)	491,519	533,770	42,923	(672)	42,251
Rated C	1,104,962	—	(44,439)	(225,212)	835,311	916,709	83,075	(1,677)	81,398
Unrated and D-rated (4)	3,030,468	—	(109,572)	(881,769)	2,039,127	2,299,977	263,737	(2,887)	260,850
Total Non-Agency MBS	6,457,071	909	(308,076)	(1,459,651)	4,690,253	5,196,975	519,927	(13,205)	506,722
Total MBS	$13,445,304	$226,358	$(308,146)	$(1,459,651)	$11,909,205	$12,673,823	$778,784	$(14,166)	$764,618

	December 31, 2011
				Discount
				Designated
			Accretable	as Credit			Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized		Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,981,834	$154,809	$(135)	$—	$6,136,508	$6,329,925	$194,997	$(1,580)	$193,417
Freddie Mac	743,517	22,717	—	—	768,572	791,085	22,677	(164)	22,513
Ginnie Mae	15,920	275	—	—	16,195	16,521	326	—	326
Total Agency MBS	6,741,271	177,801	(135)	—	6,921,275	7,137,531	218,000	(1,744)	216,256
Non-Agency MBS: (3)
Rated AAA	12,258	245	—	—	12,503	12,258	—	(245)	(245)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	28,950	765	(624)	(5)	29,086	24,911	341	(4,516)	(4,175)
Rated BBB	46,593	42	(3,020)	(582)	43,033	38,352	—	(4,681)	(4,681)
Rated BB	100,513	33	(10,749)	(3,223)	86,574	81,789	2,232	(7,017)	(4,785)
Rated B	355,930	17	(30,584)	(25,004)	300,359	277,438	2,729	(25,650)	(22,921)
Rated CCC	1,031,407	—	(68,174)	(203,185)	760,048	741,028	27,767	(46,787)	(19,020)
Rated CC	687,664	—	(33,478)	(142,777)	511,409	487,619	14,209	(37,999)	(23,790)
Rated C	2,128,919	—	(64,963)	(487,397)	1,576,559	1,503,737	44,988	(117,810)	(72,822)
Unrated and D-rated (4)	1,022,072	—	(38,887)	(366,593)	616,592	608,280	34,934	(43,246)	(8,312)
Total Non-Agency MBS	5,414,353	1,103	(250,479)	(1,228,766)	3,936,211	3,775,446	127,200	(287,965)	(160,765)
Total MBS	$12,155,624	$178,904	$(250,614)	$(1,228,766)	$10,857,486	$10,912,977	$345,200	$(289,709)	$55,491

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at September 30, 2012 reflect Credit Reserve of $1.409 billion and OTTI of $50.3 million. Amounts disclosed at December 31, 2011 reflect Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(2)  Includes principal payments receivable of $5.3 million and $2.3 million at September 30, 2012 and December 31, 2011, respectively, which are not included in the Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 214 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.025 billion and $2.281 billion, respectively, at September 30, 2012 and 78 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $602.0 million and $593.8 million, respectively, at December 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at September 30, 2012:

Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$117,361	$214	23	$45,376	$735	10	$162,737	$949
Freddie Mac	—	—	—	2,757	12	1	2,757	12
Total Agency MBS	117,361	214	23	48,133	747	11	165,494	961
Non-Agency MBS:
Rated AA	—	—	—	39	8	1	39	8
Rated A	—	—	—	22,214	1,143	2	22,214	1,143
Rated BBB	—	—	—	1,282	167	2	1,282	167
Rated BB	—	—	—	30,000	1,053	5	30,000	1,053
Rated B	—	—	—	97,342	2,243	8	97,342	2,243
Rated CCC	6,955	18	1	72,474	3,337	8	79,429	3,355
Rated CC	—	—	—	48,847	672	5	48,847	672
Rated C	—	—	—	74,379	1,677	5	74,379	1,677
Unrated and other	—	—	—	136,871	2,887	14	136,871	2,887
Total Non-Agency MBS	6,955	18	1	483,448	13,187	50	490,403	13,205
Total MBS	$124,316	$232	24	$531,581	$13,934	61	$655,897	$14,166

At September 30, 2012, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $961,000 at September 30, 2012.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at September 30, 2012 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $13.2 million at September 30, 2012.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize credit-related OTTI losses through earnings during the three months ended September 30, 2012 and recognized approximately $1.2 million of credit-related OTTI losses on Non-Agency MBS during the nine months ended September 30, 2012.  The Company recognized credit-related OTTI losses through earnings of approximately $4.0 million and $6.4 million on Non-Agency MBS during the three and nine months ended September 30, 2011, respectively.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Total OTTI losses	$—	$(14,913)	$(879)	$(15,550)
OTTI recognized in/(reclassified from) other comprehensive income	—	10,922	(321)	9,167
OTTI recognized in earnings	$—	$(3,991)	$(1,200)	$(6,383)

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

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2012	September 30, 2012
Credit loss component of OTTI at beginning of period	$36,115	$34,915
Additions for credit related OTTI not previously recognized	—	458
Subsequent additional credit related OTTI recorded	—	742
Credit loss component of OTTI at end of period	$36,115	$36,115

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recognized in earnings for the Company’s Non-Agency MBS for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Credit enhancement (1) (2)
Weighted average (3)	—	2.70%	3.26%	3.02%
Range (4)	—	0.00-10.40%	0.00-16.50%	0.00-13.30%

Projected CPR (2) (5)
Weighted average (3)	—	11.00%	9.90%	10.90%
Range (4)	—	6.90-12.20%	9.10-13.30%	1.90-12.20%

Projected Loss Severity (2) (6)
Weighted average (3)	—	56.10%	55.50%	53.60%
Range (4)	—	46.10-70.00%	45.90-60.00%	41.90-70.00%

60+ days delinquent (2) (7)
Weighted average (3)	—	21.40%	24.40%	21.30%
Range (4)	—	9.10-36.70%	18.20-32.40%	7.30-36.70%

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (1)	Discount (1) (2)
Balance at beginning of period	$(1,440,752)	$(265,137)	$(1,174,890)	$(222,930)
Accretion of discount	—	8,816	—	10,785
Realized credit losses	49,314	—	10,735	—
Purchases	(122,266)	4,554	(29,141)	(16,198)
Net impairment losses recognized in earnings	—	—	(3,991)	—
Unlinking of Linked Transactions	—	(2,256)	(10,419)	(61)
Transfers/release of credit reserve	54,053	(54,053)	11,305	(11,305)
Balance at end of period	$(1,459,651)	$(308,076)	$(1,196,401)	$(239,709)

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (3)	Discount (2) (3)	and OTTI (3)	Discount (2) (3)
Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	28,107	—	33,107
Realized credit losses	107,229	—	20,612	—
Purchases	(370,649)	(3,883)	(360,655)	(19,035)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(6,383)	—
Unlinking of Linked Transactions	(38,662)	(9,424)	(116,489)	(11,623)
Transfers/release of credit reserve	71,531	(71,531)	13,091	(13,091)
Balance at end of period	$(1,459,651)	$(308,076)	$(1,196,401)	$(239,709)

(1)  In addition, the Company reallocated $54,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended September 30, 2012. The Company reallocated $1.1 million of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended September 30, 2011.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  In addition, the Company reallocated $575,000 and $309,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the nine months ended September 30, 2012 and 2011, respectively.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Impact of MBS on Accumulated Other Comprehensive Income/(Loss)

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Accumulated other comprehensive income from MBS:
Unrealized gain on MBS at beginning of period	$296,007	$292,376	$55,491	$393,822
Unrealized gain on Agency MBS, net	61,999	12,035	47,169	50,092
Unrealized gain/(loss) on Non-Agency MBS, net	409,742	(109,294)	666,287	(250,845)
Reclassification adjustment for MBS sales included in net income	(3,130)	(4,525)	(5,529)	(4,869)
Reclassification adjustment for OTTI included in net income	—	3,991	1,200	6,383
Change in accumulated other comprehensive income/(loss) from MBS	$468,611	(97,793)	709,127	(199,239)
Balance at end of period	$764,618	$194,583	$764,618	$194,583

Sales of MBS

During the three and nine months ended September 30, 2012, the Company sold certain Agency MBS for $66.0 million and $137.1 million, realizing gross gains of $4.3 million and $7.2 million, respectively.  During the first nine months of 2011, the Company sold certain Agency MBS for $76.5 million, realizing gross gains of $4.2 million; all of these sales occurred during the third quarter of 2011.

MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Coupon interest	$61,978	$70,654	$187,963	$212,703
Effective yield adjustment (1)	(14,780)	(10,697)	(37,915)	(26,589)
Agency MBS interest income	$47,198	$59,957	$150,048	$186,114

(1)  Includes amortization of premium paid net of accretion of purchase discount. For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Coupon interest	$69,139	$60,038	$196,144	$153,563
Effective yield adjustment (1)	8,760	10,746	27,913	32,970
Non-Agency MBS interest income	$77,899	$70,784	$224,057	$186,533

(1)  The effective yield adjustment is the difference between the net interest income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2012 and December 31, 2011:

Derivative Instrument		Balance Sheet	September 30,	December 31,
(In Thousands)	Designation	Location	2012	2011
Swaps, at fair value ($0 notional at September 30, 2012)	Hedging	Assets	$—	$26
Linked Transactions, at fair value	Non-Hedging	Assets	$12,767	$55,801
Swaps, at fair value ($2.761 billion notional at September 30, 2012)	Hedging	Liabilities	$(78,169)	$(114,220)

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

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at September 30, 2012 and December 31, 2011:

Linked Transactions at September 30, 2012
Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing		Interest	Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Balance	Rate	(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Within 30 days	$36,423	1.61%	Rated AA	$14,544	$13,728	$14,120	5.00%
Total	$36,423	1.61%	Rated A	3,137	2,641	3,486	0.79
			Rated BBB	8,210	7,340	9,022	2.61
			Rated BB	7,257	6,855	7,639	2.74
			Rated D	15,910	15,094	20,423	5.81
			Total	$49,058	$45,658	$54,690	4.32%

Linked Transactions at December 31, 2011
Linked Repurchase Agreements			Linked MBS

		Weighted					Weighted
		Average					Average
Maturity or Repricing		Interest	Non-Agency MBS		Amortized	Par/Current	Coupon
(Dollars in Thousands)	Balance	Rate	(Dollars in Thousands)	Fair Value	Cost	Face	Rate
Within 30 days	$141,719	1.89%	Rated AAA	$29,057	$29,917	$30,675	3.31%
>30 days to 90 days	29,178	1.81	Rated AA	17,427	16,858	17,297	5.00
Total	$170,897	1.88%	Rated BBB	41,825	42,419	49,781	2.81
			Rated CCC	20,782	20,988	26,680	4.42
			Rated CC	43,644	47,060	61,470	6.00
			Rated C	32,870	36,934	45,857	5.20
			Unrated	40,364	43,419	57,776	5.54
			Total	$225,969	$237,595	$289,536	4.74%

At September 30, 2012, Linked Transactions also included approximately $195,000 of associated accrued interest receivable and $63,000 of accrued interest payable.  At December 31, 2011, Linked Transactions also included $1.1 million of associated accrued interest receivable and $412,000 of accrued interest payable.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

Components of Unrealized Net Gains and Net Interest	Three Months Ended		Nine Months Ended
Income from Linked Transactions	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Interest income attributable to MBS underlying Linked Transactions	$812	$4,631	$4,386	$21,475
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(168)	(864)	(965)	(3,938)
Change in fair value of Linked Transactions included in earnings	2,533	(3,034)	8,023	(7,567)
Unrealized net gains and net interest income from Linked Transactions	$3,177	$733	$11,444	$9,970

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

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2012.  At September 30, 2012, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was $81.5 million, including accrued interest payable of approximately $3.3 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at September 30, 2012 and December 31, 2011:

(In Thousands)	September 30, 2012	December 31, 2011
Agency MBS, at fair value	$84,150	$117,687
Restricted cash	7,013	15,502
Total assets pledged against derivative contracts	$91,163	$133,189

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At September 30, 2012, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At September 30, 2012, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and nine months ended September 30, 2012 and September 30, 2011.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three and nine months ended September 30, 2012 and September 30, 2011.

At September 30, 2012, the Company had Swaps with an aggregate notional amount of $2.761 billion, which had gross unrealized losses of $78.2 million, and extended 16 months on average with a maximum term of approximately 40 months.  During the three and nine months ended September 30, 2012, the Company did not enter into any new Swaps, and had Swaps amortize and/or expire with an aggregate notional amount of $187.7 million and $617.2 million, respectively.  The following table presents information about the Company’s Swaps at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Maturity (1)	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
(Dollars in Thousands)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
Within 30 days	$129,533	4.56%	0.24%	$34,056	4.05%	0.37%
Over 30 days to 3 months	211,618	4.35	0.41	120,001	4.43	0.38
Over 3 months to 6 months	56,013	3.92	0.34	275,351	2.54	0.33
Over 6 months to 12 months	884,287	2.66	0.23	528,894	4.42	0.39
Over 12 months to 24 months	598,372	2.16	0.24	974,352	2.78	0.30
Over 24 months to 36 months	830,892	2.17	0.23	685,042	2.28	0.31
Over 36 months to 48 months	50,000	2.13	0.22	710,170	1.96	0.29
Over 48 months to 60 months	—	—	—	50,000	2.13	0.29
Total Swaps	$2,760,715	2.64%	0.25%	$3,377,866	2.80%	0.32%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Interest expense attributable to Swaps	$18,138	$24,322	$58,275	$73,091
Weighted average Swap rate paid	2.72%	2.88%	2.74%	3.24%
Weighted average Swap rate received	0.27%	0.21%	0.29%	0.24%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provided the Company with the right to enter into a fixed-pay Swap at termination of the option period in January 2012.  The terms of the Swap that the Company could have entered into were as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At the termination of the option period in January 2012, the Company allowed the Swaption to expire.  At September 30, 2011, the Company’s Swaption had a fair value of $28,000.  During the three months ended September 30, 2011, the Company’s Swaption decreased in value by $227,000, which was reflected in other comprehensive income, reflecting changes in the intrinsic value component of the Swaption, and $899,000 of expense in other income, reflecting changes in the time-value component of the Swaption.  For the nine months ended September 30, 2011, the Company recognized $887,000 of expense in other income, reflecting changes in the time-value component of the Swaption.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Impact of Hedging Instruments on Accumulated Other Comprehensive Income/(Loss)

The following table presents the impact of the Company’s derivative hedging instruments on its accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(89,823)	$(124,404)	$(114,194)	$(139,142)
Unrealized gain/(loss) on Swaps, net	11,654	(10,028)	36,025	4,483
Unrealized loss on Swaptions	—	(227)	—	—
Balance at end of period	$(78,169)	$(134,659)	$(78,169)	$(134,659)

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

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(In Thousands)	2012	2011
MBS interest receivable:
Fannie Mae	$18,881	$19,774
Freddie Mac	2,425	3,179
Ginnie Mae	24	32
Non-Agency MBS	23,649	19,850
Total MBS interest receivable	44,979	42,835
Money market investments	1	2
Total interest receivable	$44,980	$42,837

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

6.      Real Estate

In December 2011, the Company completed the sale of its investment in Lealand, which had been classified as held-for-sale on the consolidated balance sheet since March 31, 2011.  The following table presents the summary of assets and liabilities of Lealand at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(In Thousands)	2012	2011
Real Estate Assets and Liabilities:
Land and buildings, net of accumulated depreciation	$—	$—
Cash and other assets	—	941
Accrued interest and other payables (1)	—	(95)

(1)  The Company had a loan to Lealand which had a balance of $445,000 at December 31, 2011.  This loan and the related interest accounts were eliminated in consolidation.  The loan was paid-off during the quarter ended March 31, 2012.

The following table presents the summary results of operations for Lealand for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Revenue from operations of real estate	$—	$390	$—	$1,146
Other real estate operating expense	—	(237)	—	(660)
Depreciation and amortization expense (1)	—	—	—	(114)
Gain from real estate operations, net	$—	$153	$—	$372

(1)  On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At September 30, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 29 days and an effective repricing period of six months, including the impact of related Swaps.  At December 31, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of nine months, including the impact of related Swaps.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2012 and December 31, 2011:

(In Thousands)	September 30, 2012	December 31, 2011
Repurchase agreement borrowings secured by Agency MBS	$6,460,037	$6,198,829
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,818,804	$6,549,276
Weighted average haircut on Agency MBS (1)	4.77%	4.78%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$1,869,175	$1,313,336
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2) (3)	$3,215,875	$2,067,221
Weighted average haircut on Non-Agency MBS (1)	30.38%	30.97%
Repurchase agreements secured by U.S. Treasuries	$503,114	$300,994
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$509,704	$306,401
Weighted average haircut on U.S. Treasuries (1)	1.59%	2.00%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)  Includes $1.726 billion and $1.375 billion of Non-Agency MBS acquired from consolidated VIEs at September 30, 2012, and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
Time Until Interest Rate Reset		Average		Average
(Dollars in Thousands)	Balance (1)	Interest Rate	Balance (1)	Interest Rate
Within 30 days	$6,821,216	0.62%	$5,220,740	0.54%
Over 30 days to 3 months	1,859,753	1.27	2,570,119	0.77
Over 3 months to 6 months	151,357	2.45	—	—
Over 6 months to 12 months	—	—	22,300	3.15
Total	$8,832,326	0.78%	$7,813,159	0.62%

(1)  At September 30, 2012 and December 31, 2011, the Company had repurchase agreements of $36.4 million and $170.9 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table at September 30, 2012 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2012
Contractual Maturity		Weighted Average
(Dollars in Thousands)	Balance (1)	Interest Rate
Overnight	$—	—%
Within 30 days	6,679,373	0.58
Over 30 days to 90 days	1,441,613	0.94
Over 90 days to 12 months	240,479	1.60
Over 12 months	470,861	2.66
Total	$8,832,326	0.78%

(1)  At September 30, 2012, the Company had repurchase agreements of $36.4 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

The Company had repurchase agreements with 26 counterparties at September 30, 2012 and 25 counterparties at December 31, 2011.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2012:

September 30, 2012
Counterparty	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
(Dollars in Thousands)	Rating (1)	Risk (2)	Agreements	Equity
Credit Suisse	A/Aa2/A	$593,219	1	18.3%
UBS (3) (4)	A/A2/A	305,865	32	9.4
Wells Fargo (5)	A+/A2/AA-	268,430	18	8.3
Deutsche Bank	A+/A2/A+	214,607	1	6.6

(1)  As rated at September 30, 2012 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

(3) Includes $297.7 million at risk with UBS AG and $8.2 million at risk with UBS Securities LLC.

(4) Includes Non-Agency MBS pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements.

(5) Includes $184.0 million with Wells Fargo Bank, NA and $84.4 million at risk with Wells Fargo Securities LLC.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative hedging instruments:
Agency MBS	$84,150	$—	$117,687	$—
Cash (1)	7,013	—	15,502	—
	91,163	—	133,189	—
Repurchase Agreement Borrowings:
Agency MBS	$6,818,804	$—	$6,549,276	$—
Non-Agency MBS (2)(3)	3,215,875	—	2,067,221	—
U.S. Treasury securities	509,704	—	306,401	—
	10,544,383	—	8,922,898	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$509,704	$—	$306,401
	—	509,704	—	306,401
Total	$10,635,546	$509,704	$9,056,087	$306,401

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.

(2)  Includes $1.726 billion and $1.375 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2012 and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

(3)  In addition, $797.3 million and $448.4 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at September 30, 2012 and December 31, 2011, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at September 30, 2012:

	MBS Pledged Under Repurchase Agreements			MBS Pledged Against Derivative Hedging Instruments			Total Fair Value of
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value	Amortized Cost	Accrued Interest on Pledged MBS	MBS Pledged and Accrued Interest
U.S. Treasury securities	$509,704	$513,316	$—	$—	$—	$—	$509,704
Fannie Mae	$6,254,273	$6,032,905	$17,715	$65,883	$62,901	$185	$6,338,056
Freddie Mac	562,372	538,205	2,156	8,949	8,563	37	573,514
Ginnie Mae	2,159	2,102	3	9,318	8,994	15	11,495
Agency MBS	$6,818,804	$6,573,212	$19,874	$84,150	$80,458	$237	$6,923,065
Rated AAA	$33,619	$32,534	$108	$—	$—	$—	$33,727
Rated A	21,164	22,217	59	—	—	—	21,223
Rated BBB	13,442	12,337	61	—	—	—	13,503
Rated BB	330,200	307,753	1,187	—	—	—	331,387
Rated B	99,176	89,421	327	—	—	—	99,503
Rated CCC	273,113	245,188	1,066	—	—	—	274,179
Rated CC	237,426	215,418	1,090	—	—	—	238,516
Rated C	171,079	156,944	910	—	—	—	171,989
Rated D	668,121	609,303	3,629	—	—	—	671,750
Not Rated	1,368,535	1,159,898	7,805	—	—	—	1,376,340
Non-Agency MBS (1) (2)	$3,215,875	$2,851,013	$16,242	$—	$—	$—	$3,232,117
Total	$10,544,383	$9,937,541	$36,116	$84,150	$80,458	$237	$10,664,886

(1)  Includes $1.726 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2012, that are eliminated from the Company’s consolidated balance sheet.

(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

(c)  MBS Purchase Commitments

At September 30, 2012, the Company had commitments to purchase Agency MBS at an estimated purchase price of $126.0 million.  This commitment is included in the Agency MBS balances presented at fair value on the Company’s consolidated balance sheet.

11.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At September 30, 2012, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

From the time of original issuance of the preferred stock through September 30, 2012, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2011 through September 30, 2012:

Declaration Date	Record Date	Payment Date
August 22, 2012	September 4, 2012	October 1, 2012
May 18, 2012	June 1, 2012	July 2, 2012
February 17, 2012	March 1, 2012	April 2, 2012
November 21, 2011	December 1, 2011	December 30, 2011
August 22, 2011	September 1, 2011	September 30, 2011
May 20, 2011	June 1, 2011	June 30, 2011
February 18, 2011	March 1, 2011	March 31, 2011

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2011 through September 30, 2012:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 28, 2012	October 12, 2012	October 31, 2012	$0.210	(1)
June 27, 2012	July 13, 2012	July 31, 2012	$0.230
March 23, 2012	April 4, 2012	April 30, 2012	0.240
December 14, 2011	December 30, 2011	January 31, 2012	0.270	(2)
September 26, 2011	October 11, 2011	October 31, 2011	0.250
June 30, 2011	July 14, 2011	July 29, 2011	0.250
March 31, 2011	April 11, 2011	April 29, 2011	0.235

(1)  At September 30, 2012 the Company had accrued dividends and DERs payable of $76.1 million related to the common stock dividend declared on September 28, 2012.

(2)  Includes a special dividend of $0.02 per share.

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (“1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2012, 9.4 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2012, the Company issued 75,454 shares and 596,079 shares of common stock through the DRSPP, raising net proceeds of $603,519 and $4.4 million, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2012, the Company issued 15,146,939 shares pursuant to the DRSPP, raising net proceeds of $132.7 million.

(d) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the nine months ended September 30, 2012, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through September 30, 2012, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No. 1 thereto, which was filed on April 2, 2012.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

(e)  Stock Repurchase Program

On August 11, 2005, the Company announced the implementation of a stock repurchase program (the “Repurchase Program”).  At September 30, 2012, the Company was authorized to repurchase 4.0 million shares of its outstanding common stock under the Repurchase Program.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  The Company has not repurchased any shares of its common stock under the Repurchase Program since April 2006.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of the Company’s accumulated other comprehensive income/(loss) at September 30, 2012 and December 31, 2011:

	Net Unrealized		Total Accumulated
	Gain on	Net Unrealized	Other Comprehensive
(In Thousands)	Available-for-Sale MBS	(Loss)/Gain on Swaps	(Loss)/Income
Balance at December 31, 2011	$55,491	$(114,194)	$(58,703)
Current period other comprehensive income (1)	709,127	36,025	745,152
Balance at September 30, 2012	$764,618	$(78,169)	$686,449

(1)  For further information regarding changes in current period other comprehensive income, see the Company’s consolidated statements of comprehensive income/(loss).

At September 30, 2012 and December 31, 2011, the Company had OTTI recognized in accumulated other comprehensive income/(loss) of $5.0 million and $65.4 million, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011
Numerator:
Net income	$78,141	$83,699	$237,620	$245,850
Dividends declared on preferred stock	(2,040)	(2,040)	(6,120)	(6,120)
Dividends, DERs and undistributed earnings allocated to participating securities	(360)	(446)	(1,168)	(1,195)
Net income to common stockholders - basic and diluted	$75,741	$81,213	$230,332	$238,535
Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	356,921	355,964	356,563	336,756
Basic and diluted earnings per share	$0.21	$0.23	$0.65	$0.71

(1) At September 30, 2012, the Company had an aggregate of 2.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2012, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 432,000 stock options with a weighted average exercise price of $10.11 and a weighted average remaining contractual life of 1.1 years, approximately 536,000 shares of restricted common stock with a weighted average grant date fair value of $7.42 and approximately 995,000 RSUs with a weighted average grant date fair value of $7.04.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2012, approximately 9.6 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $357,000 and $418,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $1.2 million and $1.1 million during the nine months ended September 30, 2012 and 2011.  At September 30, 2012, the Company had 1,544,933 DERs outstanding, of which 409,500 were attached to common stock options and 1,135,433 were awarded in connection with, or attached to, RSUs.  At September 30, 2012, the average forfeiture rate on DERs outstanding attached to RSUs was 18.9%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at September 30, 2012.  At September 30, 2012, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 1.9 years.

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

The Company did not grant any stock options during the nine months ended September 30, 2012 and September 30, 2011.  There were 50,000 stock options cancelled during the nine months ended September 30, 2012, and 55,000 stock options cancelled during the nine months ended September 30, 2011.  At September 30, 2012, 432,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.11.  As of September 30, 2012, the aggregate intrinsic value of total Options outstanding was approximately $10,000.

Restricted Stock

The Company awarded zero and 81,439 shares of restricted common stock during the three and nine months ended September 30, 2012, respectively, and awarded zero and 37,255 shares of restricted common stock during the three and nine months ended September 30, 2011, respectively.  At September 30, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $2.7 million and $5.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $722,000 and $886,000 on unvested shares of restricted common stock at September 30, 2012 and December 31, 2011, respectively.  The unrecognized compensation expense at September 30, 2012 is expected to be recognized over a weighted average period of 1.1 years.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of September 30, 2012 are designated to be settled in shares of the Company’s common stock.  The Company granted 72,500 RSUs during the three and nine months ended September 30, 2012, respectively, and granted 87,500 RSUs during the three and nine months ended September 30, 2011, respectively.  All RSUs outstanding at September 30, 2012 had DERs attached or issued as separate associated instruments in connection with RSUs.  At September 30, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $2.8 million and $4.0 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at September 30, 2012 is expected to be recognized over a weighted average period of 2.7 years.  As of September 30, 2012, the Company had an expected average forfeiture rate of 15.4% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Restricted shares of common stock	$1,445	$560	$3,362	$1,944
RSUs	289	407	835	976
DERs	59	60	177	60
Options	—	—	—	3
Total	$1,793	$1,027	$4,374	$2,983

(b)  Employment Agreements

At September 30, 2012, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Non-employee directors	$33	$(21)	$76	$(17)
Officers	—	—	—	(1)
Total	$33	$(21)	$76	$(18)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2012 and December 31, 2011 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Undistributed Income	Liability Under	Undistributed Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$199	$309	$209	$254
Total	$199	$309	$209	$254

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2012 and December 31, 2011, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2012 and 2011, the Company recognized expenses for matching contributions of $60,000 and $43,000, respectively, and $179,000 and $128,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers, as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

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

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2012, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at September 30, 2012
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,476,848	$—	$7,476,848
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,196,975	—	5,196,975
Securities obtained and pledged as collateral	509,704	—	—	509,704
Linked Transactions	—	12,767	—	12,767
Total assets carried at fair value	$509,704	$12,686,590	$—	$13,196,294
Liabilities:
Derivative hedging instruments	$—	$78,169	$—	$78,169
Obligation to return securities obtained as collateral	509,704	—	—	509,704
Total liabilities carried at fair value	$509,704	$78,169	$—	$587,873

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$7,476,848	$7,476,848	$7,137,531	$7,137,531
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,196,975	5,196,975	3,775,446	3,775,446
Securities obtained and pledged as collateral	509,704	509,704	306,401	306,401
Cash and cash equivalents	450,442	450,442	394,022	394,022
Restricted cash	7,013	7,013	15,502	15,502
Linked Transactions	12,767	12,767	55,801	55,801
Derivative hedging instruments	—	—	26	26
Financial Liabilities:
Repurchase agreements	8,832,326	8,832,751	7,813,159	7,812,652
Securitized debt	749,471	749,022	875,520	859,506
Obligation to return securities obtained as collateral	509,704	509,704	306,401	306,401
Senior Notes	100,000	103,920	—	—
Derivative hedging instruments	78,169	78,169	114,220	114,220

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2012 and December 31, 2011, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

SEPTEMBER 30, 2012

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at September 30, 2012	$155,125	$275,189	$266,632	$52,525
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

(1)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).

(2)  Amortized to interest expense based upon the actual repayments of the associated beneficial interests issued to third parties.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

As of September 30, 2012 and December 31, 2011, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.655 billion and $2.283 billion, respectively.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs.”  As of September 30, 2012 and December 31, 2011, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $749.5 million and $875.5 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; changes in the default rates and management’s assumptions regarding default rates of our Non-Agency MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2012, we had total assets of approximately $13.735 billion, of which $12.674 billion, or 92.3%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.477 billion of Agency MBS and $5.197 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, Linked Transactions and other MBS-related receivables.

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

We are exposed to credit risk in our Non-Agency MBS portfolio, generally meaning that we are subject to credit losses in our Non-Agency MBS portfolio that correspond to the risk of delinquency, default and foreclosure on the real estate collateralizing our Non-Agency MBS.  In particular we have significantly higher exposure in our Non-Agency MBS portfolio in California, Florida, New York, Virginia and New Jersey.  However, the remaining credit support built into Non-Agency MBS transaction structures is designed to mitigate the extent of expected credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves analysis focused primarily on quantifying and pricing credit risk.  Interest income on Non-Agency MBS purchased at a significant discount are recorded at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended September 30, 2012, our Agency MBS portfolio experienced a weighted average CPR of 21.6%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.4%.  For the three months ended June 30, 2012 our Agency MBS portfolio experienced a weighted average CPR of 20.4% and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 14.9%.  Over the last consecutive eight quarters, ending with September 30, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 23.9% experienced during the quarter ended December 31, 2010 to a low of 15.2%, experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 18.1%.

When we purchase Non-Agency MBS at significant discounts to par value, we make certain assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2012, we had net unrealized gains of $257.9 million on our Agency MBS, comprised of gross unrealized gains of $258.9 million and gross unrealized losses of $961,000, and had net unrealized gains on our Non-Agency MBS of $506.7 million, comprised of gross unrealized gains of $519.9 million and gross unrealized losses of $13.2 million.  At September 30, 2012, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy.”)

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

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the nine months ended September 30, 2012, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $617.2 million and a weighted average fixed-pay rate of 3.56% amortize and/or expire.  At September 30, 2012, we had Swaps with an aggregate notional amount of $2.761 billion with a weighted average fixed-pay rate of 2.64% and a weighted average variable interest rate of 0.25%.

Recent Market Conditions and Our Strategy

During the third quarter of 2012, we continued to invest in both Agency and Non-Agency MBS, as reflected by the increase in size of our MBS portfolio at September 30, 2012.  During the three months ended September 30, 2012, we acquired approximately (i) $1.025 billion of Agency MBS at a weighted average purchase price of 105.2% of par value and (ii) $295.3 million of Non-Agency MBS (none of which were reported as a component of Linked Transactions) at a weighted average purchase price of 71.5% of par value.  During the nine months ended September 30, 2012, we acquired approximately (i) $1.899 billion of Agency MBS at a weighted average purchase price of 104.8% of par value and (ii) $1.096 billion of Non-Agency MBS (none of which were reported as a component of Linked Transactions) at a weighted average purchase price of 74.5% of par value.  At September 30, 2012, our combined MBS portfolio was approximately $12.674 billion compared to $10.913 billion at December 31, 2011.

Our MBS portfolio acquisitions during the third quarter of 2012 reflected attractive investment opportunities and the continued availability of financing.  We were able to selectively find relative value in the Agency MBS market due, in part, to the positively-sloped U.S. Treasury and LIBOR yield curves and low funding costs. Additionally, Non-Agency MBS were available in the marketplace at discounts to par value.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  Given rising multifamily rents, limited housing construction, capital flows into rent-to-own foreclosure purchases and demographic-driven U.S. household formation, there have been increasing signs of home price stabilization. However, we do continue to appropriately factor in the uncertainty regarding housing fundamentals into our cash flow projection and credit reserve analysis.  We expect that the majority of our assets will remain in Agency MBS.

At September 30, 2012, $5.197 billion, or 41.0% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $49.1 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the three months ended September 30, 2012, we experienced an increase of $409.7 million in the market value of our Non-Agency MBS.  In addition, we recognized unrealized gains of $2.5 million on Non-Agency MBS underlying our Linked Transactions.

With $450.4 million of cash and cash equivalents and $568.6 million of unpledged Agency MBS at September 30, 2012, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  During the remainder of 2012 we intend to continue to selectively acquire Agency and Non-Agency MBS.  We believe that our Non-Agency assets will be positively impacted going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value.

To finance the growth of our portfolio, we continue to pursue diversified financing sources, including longer term forms of repurchase agreement financing and resecuritizations.  During the third quarter of 2012, we extended by 13 months through January 2016 the maturity of our multi-year collateralized financing arrangements that effectively provides financing for approximately $500 million Non-Agency MBS.  The financing obtained under these arrangements was increased by approximately $200 million in the first quarter of 2012.  During the second quarter of 2012, we added a $350.0 million three-year repurchase agreement and a $90.0 million 18-month repurchase agreement to finance Non-Agency MBS assets, and we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  On February 9, 2012, we sold $433.3 million in principal amount of Non-Agency MBS as a part of a resecuritization.  In connection with this transaction, $186.7 million of senior bonds rated “AAA” by DBRS, Inc. were issued to third-party investors via a trust.  These bonds, with an average life of 1.9 years, were priced at a 2.75% yield. While funding obtained under our multi-year collateralized financing arrangements is incrementally more expensive than short-term repurchase agreement financing by approximately 100-150 basis points, we believe the certainty of the committed term outweighs the additional cost. Consequently, we anticipate that the net interest spread for the portion of the portfolio financed using these multi-year financing arrangements will be lower in future periods.  See “Liquidity and Capital Resources” below for more information regarding our financing sources and strategies.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At September 30, 2012, we had borrowings under repurchase agreements with 26 counterparties, securitized debt and Senior Notes outstanding, payable for unsettled MBS purchases, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.2x.  (See table on page 55 under Results of Operations that presents our quarterly leverage multiples since September 30, 2011.)

In the third quarter of 2012, the U.S. Federal Reserve announced that it intends to keep the target range for the Federal Funds rate at 0% to 0.25% and anticipates that exceptionally low levels are likely to be warranted at least through mid-2015.  The U.S. Federal Reserve also announced that it will increase its holdings of Agency MBS by $40 billion per month until the labor market improves.  It is also continuing its policy of reinvesting principal payments from existing Agency holdings, bringing total monthly purchases near $85 billion.  These actions have put downward pressure on Agency MBS yields.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2012:

ASSET ALLOCATION

GAAP Basis
At September 30, 2012			Non-Agency		MBS
(Dollars in Thousands)	Agency MBS		MBS		Portfolio	Cash (1)	Other, net (2)	Total
Amortized Cost	$7,218,952		$4,690,253		$11,909,205	$457,455	$(6,123)	$12,360,537
Market Value	$7,476,848		$5,196,975		$12,673,823	$457,455	$(6,123)	$13,125,155
Less Payable for Unsettled Purchases	(126,035)		—		(126,035)	—	—	(126,035)
Less Repurchase Agreements	(6,460,037)		(2,372,289)		(8,832,326)	—	—	(8,832,326)
Less Securitized Debt	—		(749,471)		(749,471)	—	—	(749,471)
Less Senior Notes	—		—		—	—	(100,000)	(100,000)
Equity Allocated	$890,776		$2,075,215		$2,965,991	$457,455	$(106,123)	$3,317,323
Less Swaps at Market Value	—		—		—	—	(78,169)	(78,169)
Net Equity Allocated	$890,776		$2,075,215		$2,965,991	$457,455	$(184,292)	$3,239,154
Debt/Net Equity Ratio (3)	7.39	x	1.50	x				3.19	x

Non-GAAP Adjustments
At September 30, 2012		Non-Agency	MBS
(Dollars in Thousands)	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (4)	Total
Amortized Cost	$—	$45,658	$45,658	$—	$(12,635)	$33,023
Market Value	$—	$49,058	$49,058	$—	$(12,635)	$36,423
Repurchase Agreements	—	466,691	466,691	—	—	466,691
Multi-year Collateralized Financing Agreements (5)	—	(503,114)	(503,114)	—	—	(503,114)
Equity Allocated	$—	$12,635	$12,635	$—	$(12,635)	$—
Net Equity Allocated	$—	$12,635	$12,635	$—	$(12,635)	$—

Non-GAAP Basis
At September 30, 2012	Non-Agency	MBS
(Dollars in Thousands)	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (6)	Total
Amortized Cost	$7,218,952	$4,735,911	$11,954,863	$457,455	$(18,758)	$12,393,560
Market Value	$7,476,848	$5,246,033	$12,722,881	$457,455	$(18,758)	$13,161,578
Less Payable for Unsettled Purchases	(126,035)	—	(126,035)	—	—	(126,035)
Less Repurchase Agreements	(6,460,037)	(1,905,598)	(8,365,635)	—	—	(8,365,635)
Less Multi-year Collateralized Financing Agreements (5)	—	(503,114)	(503,114)	—	—	(503,114)
Less Securitized Debt	—	(749,471)	(749,471)	—	—	(749,471)
Less Senior Notes	—	—	—	—	(100,000)	(100,000)
Equity Allocated	$890,776	$2,087,850	$2,978,626	$457,455	$(118,758)	$3,317,323
Less Swaps at Market Value	—	—	—	—	(78,169)	(78,169)
Net Equity Allocated	$890,776	$2,087,850	$2,978,626	$457,455	$(196,927)	$3,239,154
Debt/Net Equity Ratio (3)	7.39	x	1.51	x	3.20	x

(1) Includes cash, cash equivalents and restricted cash.

(2) Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, Senior Notes, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

(3) Represents the sum of borrowings under repurchase agreements, multi-year collateralized financing arrangements, payable for unsettled purchases, obligation to return securities obtained as collateral of $509.7 million, securitized debt and Senior Notes as a multiple of net equity allocated.

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

(5) Multi-year collateralized financing arrangements are viewed by management as having an effective term of 3.3 years, but for GAAP reporting purposes are disclosed within repurchase agreements and as having a contractual term of over 30 days to 90 days.

(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral of $509.7 million, Senior Notes, interest payable, derivative hedging instruments at fair value, dividends payable and accrued expenses and other liabilities.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2012:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR	1 Month CPR (October 2012) (3)
15-Year Fixed Rate:
Low Loan Balance (4)	$1,475,467	104.3%	107.6%	$1,587,401	13	3.47%	12.1%	8.9%
HARP (5)	170,714	104.8	107.2	182,956	9	3.31	5.9	3.4
Other (Post June 2009) (6)	362,981	103.2	107.0	388,499	27	4.17	24.4	28.7
Other (Pre June 2009) (7)	2,549	104.9	107.7	2,746	40	4.50	14.7	45.4
Total 15-Year Fixed Rate	$2,011,711	104.1%	107.5%	$2,161,602	16	3.58%	14.4%	12.3%

Hybrid:
Other (Post June 2009) (6)	$2,877,251	103.9%	106.4%	$3,060,914	19	3.28%	23.7%	20.0%
Other (Pre June 2009) (7)	1,894,055	101.4	107.4	2,034,802	67	4.22	26.0	21.3
Total Hybrid	$4,771,306	102.9%	106.8%	$5,095,716	38	3.65%	24.6%	20.5%
CMO/Other	$205,216	102.4%	104.4%	$214,190	143	2.48%	10.2%	11.2%
Total Portfolio	$6,988,233	103.2%	106.9%	$7,471,508	35	3.60%	21.6%	18.0%

(1)  Does not include principal payments receivable of $5.3 million at September 30, 2012.

(2)  Weighted average is based on MBS current face at September 30, 2012.

(3)  Weighted average one-month CPR realized in October 2012 for Agency MBS settled as of September 30, 2012.

(4)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.

(5)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with loan-to-value ratio (or LTV) greater than or equal to 80% at origination.

(6)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.

(7)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of September 30, 2012:

Coupon (Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR	1 Month CPR (October 2012) (4)
15-Year Fixed Rate:
2.5%	$290,274	103.9%	105.3%	$305,671	2	3.04%	99%	1.5%	1.2%
3.0	492,007	105.8	106.7	524,920	3	3.48	100	3.4	2.5
3.5	23,865	103.5	107.6	25,684	23	4.16	100	29.4	14.4
4.0	1,007,141	103.2	108.3	1,090,623	23	4.40	78	17.0	17.4
4.5	198,424	105.2	108.2	214,704	26	4.87	31	18.9	20.2
Total 15-Year Fixed Rate	$2,011,711	104.1%	107.5%	$2,161,602	16	4.02%	82%	14.4%	12.3%

(1)  Does not include principal payments receivable at September 30, 2012.

(2)  Weighted average is based on MBS current face at September 30, 2012.

(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTV greater than or equal to 80% at origination.

(4)  Weighted average one-month CPR realized in October 2012 for Agency MBS settled as of September 30, 2012.

The following table presents certain information regarding our Hybrid Agency MBS as of September 30, 2012:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR	1 Month CPR (October 2012) (5)
Hybrid Post June 2009:
Agency 5/1	$1,304,556	103.3%	106.1%	$1,384,365	3.43%	26	33	24%	28.1%	23.0%
Agency 7/1	1,532,890	104.3	106.6	1,634,255	3.17	14	69	19	20.2	17.8
Agency 10/1	39,805	104.4	106.3	42,294	2.94	3	116	—	4.3	9.9
Total Hybrids Post June 2009	$2,877,251	103.9%	106.4%	$3,060,914	3.28%	19	54	21%	23.7%	20.0%

Hybrid Pre June 2009:
Coupon < 4.5% (6)	$864,603	101.6%	107.1%	$926,311	2.79%	76	6	53%	14.5%	13.1%
Coupon >= 4.5% (7)	1,029,452	101.2	107.7	1,108,491	5.42	59	27	76	34.6	28.4
Total Hybrids Pre June 2009	$1,894,055	101.4%	107.4%	$2,034,802	4.22%	67	17	66%	26.0%	21.3%
Total Hybrids	$4,771,306	102.9%	106.8%	$5,095,716	3.65%	38	39	39%	24.6%	20.5%

(1)  Does not include principal payments receivable at September 30, 2012.

(2)  Weighted average is based on MBS current face at September 30, 2012.

(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at September 30, 2012.

(5)  Weighted average one-month CPR realized in October 2012 for Agency MBS settled as of September 30, 2012.

(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM MBS with coupon less than 4.5%.

(7)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of September 30, 2012 and December 31, 2011:

	September 30,		December 31,
(In Thousands)	2012		2011
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$6,457,071		$5,414,353
Fair Value	5,196,975		3,775,446
Amortized Cost	4,690,253		3,936,211
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,459,651	)(1)	(1,228,766	)(2)
Purchase (Discount) Designated as Accretable	(308,076)		(250,479)
Purchase Premiums	909		1,103
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$54,690		$289,536
Fair Value	49,058		225,969
Amortized Cost	45,658		237,595
Purchase (Discount) Designated as Credit Reserve	(6,646)		(45,735)
Purchase (Discount) Designated as Accretable	(2,386)		(6,206)
Purchase Premiums	—		—
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,511,761		$5,703,889
Fair Value	5,246,033		4,001,415
Amortized Cost	4,735,911		4,173,806
Purchase (Discount) Designated as Credit Reserve and OTTI	(1,466,297	)(3)	(1,274,501	)(4)
Purchase (Discount) Designated as Accretable	(310,462)		(256,685)
Purchase Premiums	909		1,103

(1)  Includes discount designated as Credit Reserve of $1.409 billion and OTTI of $50.3 million.

(2)  Includes discount designated as Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(3)  Includes discount designated as Credit Reserve of $1.416 billion and OTTI of $50.3 million.

(4)  Includes discount designated as Credit Reserve of $1.220 billion and OTTI of $54.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following tables present the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended September 30, 2012 and 2011 on both a GAAP and Non-GAAP basis.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,440,752)	$(265,137)	$(1,174,890)	$(222,930)
Accretion of discount	—	8,816	—	10,785
Realized credit losses	49,314	—	10,735	—
Purchases	(122,266)	4,554	(29,141)	(16,198)
Net impairment losses recognized in earnings	—	—	(3,991)	—
Unlinking of Linked Transactions	—	(2,256)	(10,419)	(61)
Transfers/release of credit reserve	54,053	(54,053)	11,305	(11,305)
Balance at the end of period	$(1,459,651)	$(308,076)	$(1,196,401)	$(239,709)

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
Non-GAAP Adjustments (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(7,152)	$(5,541)	$(60,804)	$(3,711)
Accretion of discount	—	173	—	42
Realized credit losses	452	—	374	—
Purchases	—	—	(6,106)	862
Unlinking of Linked Transactions	—	3,036	10,419	(1,928)
Transfers/release of credit reserve	54	(54)	(1,107)	1,107
Balance at the end of period	$(6,646)	$(2,386)	$(57,224)	$(3,628)

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
Non-GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,447,904)	$(270,678)	$(1,235,694)	$(226,641)
Accretion of discount	—	8,989	—	10,827
Realized credit losses	49,766	—	11,109	—
Purchases	(122,266)	4,554	(35,247)	(15,336)
Net impairment losses recognized in earnings	—	—	(3,991)	—
Unlinking of Linked Transactions	—	780	—	(1,989)
Transfers/release of credit reserve	54,107	(54,107)	10,198	(10,198)
Balance at the end of period	$(1,466,297)	$(310,462)	$(1,253,625)	$(243,337)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following tables present the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the nine months ended September 30, 2012 and 2011 on both a GAAP and Non-GAAP basis.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	28,107	—	33,107
Realized credit losses	107,229	—	20,612	—
Purchases	(370,649)	(3,883)	(360,655)	(19,035)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(6,383)	—
Unlinking of Linked Transactions	(38,662)	(9,424)	(116,489)	(11,623)
Transfers/release of credit reserve	71,531	(71,531)	13,091	(13,091)
Balance at the end of period	$(1,459,651)	$(308,076)	$(1,196,401)	$(239,709)

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
Non-GAAP Adjustments (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(45,735)	$(6,206)	$(99,094)	$(45,756)
Accretion of discount	—	826	—	2,737
Realized credit losses	1,002	—	499	—
Purchases	—	—	(74,809)	4,892
Unlinking of Linked Transactions	38,662	2,419	116,489	34,190
Transfers/release of credit reserve	(575)	575	(309)	309
Balance at the end of period	$(6,646)	$(2,386)	$(57,224)	$(3,628)

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
Non-GAAP Basis (In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(1,274,501)	$(256,685)	$(845,772)	$(274,722)
Accretion of discount	—	28,933	—	35,844
Realized credit losses	108,231	—	21,111	—
Purchases	(370,649)	(3,883)	(435,464)	(14,143)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(6,383)	—
Unlinking of Linked Transactions	—	(7,005)	—	22,567
Transfers/release of credit reserve	70,956	(70,956)	12,782	(12,782)
Balance at the end of period	$(1,466,297)	$(310,462)	$(1,253,625)	$(243,337)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.90%	6.15%
Effective Yield Adjustment (2)	0.75	1.10
Net Yield	6.65%	7.25%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.00%	6.37%
Effective Yield Adjustment (2)	1.34	0.05
Net Yield	6.34%	6.42%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.89%	6.17%
Effective Yield Adjustment (2)	0.76	1.03
Net Yield	6.65%	7.20%

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

The information in the above tables, on pages 45-48, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction had a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 42, we offset our reverse repurchase agreement receivable that is secured by U.S. Treasuries received from the first counterparty against the repurchase agreement liability with the second counterparty for which we pledged those U.S. Treasury securities as collateral, as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is reported based on its legal contractual maturity. However, based on an evaluation of the economic substance of these collateralized financing arrangements, management considers that the Non-GAAP Asset Allocation table presented on page 42 more appropriately reflects the effective economic term of the financing obtained. Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1 - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our financial counterparties at September 30, 2012:

Country (Dollars in Thousands)	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
European Countries: (2)
Germany	1	$554,345		$(18,313)	$217,732	1.58%
Switzerland	3	1,411,410		—	899,084	6.53
France	1	418,823		—	23,467	0.17
Holland	1	346,611		—	17,003	0.12
United Kingdom	2	1,017,474		(25,809)	62,942	0.46
Total	8	3,748,663		(44,122)	1,220,228	8.86%
Other Countries:
United States	11	$4,264,033		$(34,047)	$631,781	4.59%
Japan	4	788,047		—	53,167	0.39
Other	3	568,006		—	158,742	1.17
Total	18	5,620,086		(34,047)	843,690	6.15%
Total Counterparty Exposure	26	$9,368,749	(3)(4)	$(78,169)	$2,063,918	15.01%

(1)  Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)  Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)  Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

(4)  Includes $36.4 million of repurchase agreements which are a component of our Linked Transactions.

At September 30, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At September 30, 2012, net premiums on our Agency MBS portfolio (excluding net premiums on MBS purchased but not yet settled) were $217.7 million compared to $214.4 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.767 billion, which when combined with purchase discounts of $9.0 million related to securities underlying our Linked Transactions, resulted in total net purchase discounts on Non-Agency MBS of $1.776 billion at September 30, 2012.  Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP.  These differences are primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold; (ii) the tax portfolio includes certain securities issued by these VIEs; and (iii) Non-Agency MBS underlying Linked Transactions are included in our tax portfolio.  In addition, for bonds common to both tax and GAAP reported portfolios, potential timing differences arise with respect to the accretion of market discount into income for tax purposes as compared to GAAP.  These differences result in net purchase discounts for tax on our Non-Agency MBS at September 30, 2012 of $1.507 billion.  We currently anticipate that our REIT taxable income and GAAP net income will trend closer during the remainder of 2012.

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

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the financial crisis.  In particular, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator housed within the Federal Reserve System, an independent bureau known as the Consumer Financial Protection Bureau (or the CFPB), which has broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

The implementation of the Dodd-Frank Act requires implementing numerous regulations, many of which (including those mentioned above regarding underwriting and risk retention requirements) have been proposed for public comment.  However, a large number of the Dodd-Frank Act rulemakings have yet to be finalized.  Thus, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

Results of Operations

Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

For the third quarter of 2012, we had net income available to common stock and participating securities of $76.1 million, or $0.21 per basic and diluted common share, compared to net income available to common stock and participating securities of $81.7 million, or $0.23 per basic and diluted common share, for the third quarter of 2011.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis, were generally influenced by the impact of declining net interest spreads on interest bearing assets and liabilities.  These declining spreads were primarily attributable to lower net yields on both Agency and Non-Agency MBS.  Yields on Agency MBS were impacted by the lower interest rate environment and higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates. In addition, we have also increased the amount of higher cost longer-term financing for our Non-Agency MBS portfolio consistent with our overall financing strategy.

Interest income on our Agency MBS for the third quarter of 2012 decreased $12.8 million, or 21.3%, to $47.2 million from $60.0 million for the third quarter of 2011.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.66% for the third quarter of 2012 from 3.37% for the third quarter of 2011, and, to a lesser extent, a decrease of $12.5 million in the average amortized cost of our Agency MBS portfolio to $7.094 billion for the third quarter of 2012 from $7.106 billion for the third quarter of 2011.  During the third quarter of 2012, our Agency MBS portfolio experienced a 21.6% CPR and we recognized $14.8 million of net premium amortization compared to a CPR of 19.3% and $10.7 million of net premium amortization for the third quarter of 2011.  At the end of the third quarter of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 49 basis points to 3.49% for the third quarter of 2012 from 3.98% for the third quarter of 2011.  At September 30, 2012, we had net purchase premiums on our Agency MBS of $225.4 million, or 3.2% of current par value, compared to net purchase premiums of $177.7 million and 2.6% of par value at December 31, 2011.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $7.1 million, or 10.1%, for the third quarter of 2012 to $77.9 million compared to $70.8 million for the third quarter of 2011, principally due to the increase in the amortized cost of our Non-Agency MBS portfolio.  For the third quarter of 2012, the average amortized cost of our Non-Agency MBS increased by $780.8 million, or 20.0%, to $4.685 billion, from $3.904 billion for the third quarter of 2011.  The growth in our Non-Agency MBS has primarily been funded with longer term forms of repurchase agreement financings.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the third quarter of 2012, due to the repayment of the repurchase agreement financing.  These delinkings resulted in Non-Agency MBS of $16.8 million, previously included as a component of Linked Transactions, being recognized as Non-Agency MBS on our consolidated balance sheet at September 30, 2012.  Our Non-Agency MBS portfolio yielded 6.65% for the third quarter of 2012 compared to 7.25% for the third quarter of 2011.  The decrease in the yield on our Non-Agency MBS is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  During the third quarter of 2012, we recognized net purchase discount accretion of $8.8 million on our Non-Agency MBS compared to $10.7 million for the third quarter of 2011.  At September 30, 2012, we had net purchase discounts of $1.767 billion, including Credit Reserve and previously recognized OTTI of $1.460 billion, on our Non-Agency MBS, or 27.4% of par value.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS (1)			Non-Agency MBS (1)			Total MBS (1)
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Quarter Ended	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR
September 30, 2012	3.49%	2.66%	21.62%	5.90%	6.65%	15.42%	4.45%	4.25%	19.08%
June 30, 2012	3.68	2.95	20.39	5.89	6.77	14.87	4.57	4.47	18.20
March 31, 2012	3.78	3.15	17.90	6.02	6.95	14.05	4.62	4.57	16.48
December 31, 2011	3.79	3.14	19.35	6.07	7.02	13.07	4.60	4.51	17.19
September 30, 2011	3.98	3.37	19.29	6.15	7.25	14.66	4.75	4.75	17.97

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

The following table presents information about average balances of our MBS portfolio by category and associated income for the quarters ended September 30, 2012 and September 30, 2011:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield (2)	Yield (3)
Quarter Ended September 30, 2012
Agency MBS	$7,093,871	$47,198	3.68%	3.49%	2.66%
Non-Agency MBS, including transfers to consolidated VIEs	4,685,068	77,899	4.34	5.90	6.65
Total	$11,778,939	$125,097	4.00%	4.45%	4.25%
Quarter Ended September 30, 2011
Agency MBS	$7,106,377	$59,957	4.15%	3.98%	3.37%
Non-Agency MBS, including transfers to consolidated VIEs	3,904,309	70,784	4.60	6.15	7.25
Total	$11,010,686	$130,741	4.34%	4.75%	4.75%

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, increased to $38,000 for the third quarter of 2012 from $25,000 for the 2011 period.  Our average cash investments were $406.5 million and yielded 0.04% for the third quarter of 2012 compared to average cash investments of $548.3 million that yielded 0.02% for the third quarter of 2011.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At September 30, 2012, we had repurchase agreement borrowings of $8.832 billion and securitized debt of $749.5 million, of which $2.761 billion was hedged with Swaps.  At September 30, 2012, our Swaps had a weighted average fixed-pay rate of 2.64% and extended 16 months on average with a maximum remaining term of approximately 40 months.

Our interest expense for the third quarter of 2012 increased by $7.0 million, or 18.2%, to $45.8 million from $38.8 million for the third quarter of 2011.  This increase primarily reflects the combined impact of an increase in our average borrowings and the higher effective interest rate paid on such borrowings.  The following table presents information regarding the components of our interest expense for the quarters ended September 30, 2012 and September 30, 2011:

			Average Cost
(Dollars in Thousands)	Average Balance	Interest Expense	of Funds (1)
Quarter Ended September 30, 2012
Agency Repurchase Agreements	$6,398,410	$24,651	1.53%
Non-Agency Repurchase Agreements	2,342,610	14,666	2.49
Total Repurchase Agreements	8,741,020	39,317	1.78
Securitized Debt	819,361	4,477	2.17
Senior Notes (2)	100,000	2,007	8.03
Total	$9,660,381	$45,801	1.89%

Quarter Ended September 30, 2011
Agency Repurchase Agreements	$6,416,498	$28,127	1.74%
Non-Agency Repurchase Agreements	1,590,845	6,797	1.69
Total Repurchase Agreements	8,007,343	34,924	1.73
Securitized Debt	1,026,701	3,828	1.48
Total	$9,034,044	$38,752	1.70%

(1)  Reflects the annualized interest expense divided by the average balance and includes the cost of Swaps designated as hedges against repurchase agreements.

(2)  We did not have any Senior Notes during the 2011 period.

The following table presents information about our securitized debt at September 30, 2012:

Benchmark Interest Rate	At September 30, 2012
(Dollars in Thousands)	Securitized Debt	Interest Rate
30 Day LIBOR + 100 basis points	$266,632	1.21%
30 Day LIBOR + 125 basis points	327,714	1.46
Fixed	155,125	2.85
Total	$749,471	1.66%

The effective interest rate paid on our borrowings increased to 1.89% for the quarter ended September 30, 2012 from 1.70% for the quarter ended September 30, 2011.  This increase reflects additional higher cost longer-term financing associated with our Non-Agency MBS portfolio, the issuance of fixed-rate securitized debt in February 2012, the issuance of our Senior Notes in April 2012 partially offset by the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $18.1 million, or 75 basis points, for the third quarter of 2012, compared to interest expense of $24.3 million, or 107 basis points, for the third quarter of 2011.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.72% for the quarter ended September 30, 2012 from 2.88% for the quarter ended September 30, 2011.  The weighted average variable interest rate received on our Swaps increased to 0.27% for the quarter ended September 30, 2012 from 0.21% for the quarter ended September 30, 2011.  During the quarter ended September 30, 2012, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $187.7 million and a weighted average fixed-pay rate of 4.41% amortize and/or expire.

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

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple (1)		Multiple (2)
September 30, 2012	3.2	(3)	3.2
June 30, 2012	3.6	(4)	3.6
March 31, 2012	3.4	(5)	3.5
December 31, 2011	3.6	(6)	3.7
September 30, 2011	3.4		3.5

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligation to return securities obtained as collateral, and Senior Notes, divided by stockholders’ equity.

(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligation to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $36.4 million, $51.2 million, $84.8 million, $170.9 million, and $193.0 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

(3)  The decrease in our leverage multiple from 3.6x at June 30, 2012 to 3.2x at September 30, 2012 primarily reflects an increase in the market value of our Non-Agency MBS.

(4) The increase in our leverage multiple from 3.4x at March 31, 2012 to 3.6x to June 30, 2012 primarily reflects a higher use of financing structures and the issuance of Senior Notes during the quarter.

(5) The decrease in our leverage multiple from 3.6x at December 31, 2011 to 3.4x at March 31, 2012 primarily reflects an increase in the market value of our Non-Agency MBS.

(6) The increase in our leverage multiple from 3.4x at September 30, 2011 to 3.6x at December 31, 2011 primarily reflects a decline in the market value of our Non-Agency MBS and increased use of structured financing to acquire Non-Agency MBS.

For the third quarter of 2012, our net interest income decreased by $12.7 million, or 13.8%, to $79.3 million from $92.0 million for the third quarter of 2011.  This decrease primarily reflects the impact of additional lower yielding MBS and increases in our average borrowings and the higher effective interest rate paid on such borrowings.  Our net interest spread and margin for the third quarter of 2012 were 2.22% and 2.61%, respectively, compared to a net interest spread and margin of 2.83% and 3.20%, respectively, for the third quarter of 2011.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

					Yield on
			Average		Average	Average
	Average	Interest	Interest	Total	Interest-	Balance of		Average	Net
Quarter Ended	Amortized Cost	Income on	Earning	Interest	Earning	Financing	Interest	Cost of	Interest
(Dollars in Thousands)	of MBS (1)	MBS	Cash (2)	Income	Assets (3)	Arrangements (4)	Expense	Funds	Income
September 30, 2012	$11,778,939	$125,097	$406,488	$125,135	4.11%	$9,660,381	$45,801	1.89%	$79,334
June 30, 2012	11,219,055	125,504	292,302	125,531	4.36	8,981,553	42,688	1.91	82,843
March 31, 2012	10,819,531	123,504	424,691	123,523	4.39	8,721,868	40,127	1.85	83,396
December 31, 2011	11,000,704	123,964	402,958	123,994	4.35	8,899,013	38,811	1.73	85,183
September 30, 2011	11,010,686	130,741	548,339	130,766	4.53	9,034,044	38,752	1.70	92,014

(1)  Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  Reflects annualized interest income divided by average amortized cost of interest-earning assets.

(4)  Includes repurchase agreements, securitized debt and Senior Notes.

The following table presents our net interest spread and net interest margin for the quarters presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
	Net Interest	Net Interest
Quarter Ended	Spread (1)	Margin (2)
September 30, 2012	2.22%	2.61%
June 30, 2012	2.45	2.87
March 31, 2012	2.54	2.96
December 31, 2011	2.62	3.00
September 30, 2011	2.83	3.20

(1) Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2) Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS and Non-Agency MBS for the quarters presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Net	Cost of	Net Interest	Net	Cost of	Net Interest	Net	Cost of	Net Interest
Quarter Ended	Yield (1)	Funding (2)	Spread (3)	Yield (1)	Funding (2)	Spread (3)	Yield (1)	Funding (2)	Spread (3)
September 30, 2012	2.66%	1.53%	1.13%	6.65%	2.41%	4.24%	4.25%	1.82%	2.43%
June 30, 2012	2.95	1.63	1.32	6.77	2.32	4.45	4.47	1.85	2.62
March 31, 2012	3.15	1.71	1.44	6.95	2.17	4.78	4.57	1.85	2.72
December 31, 2011	3.14	1.71	1.43	7.02	1.78	5.24	4.51	1.73	2.78
September 30, 2011	3.37	1.74	1.63	7.25	1.61	5.64	4.75	1.70	3.05

(1) Annualized interest income on MBS divided by average amortized cost of MBS.

(2) Annualized interest expense divided by average balance of repurchase agreements and securitized debt.

(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

During the third quarter of 2012, we did not recognize any OTTI charges through earnings against our Non-Agency MBS compared to $4.0 million during the third quarter of 2011.  The impairment charges for the 2011 period reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At September 30, 2012, we had 51 Non-Agency MBS with a gross unrealized loss of $13.2 million and 34 Agency MBS with a gross unrealized loss of $961,000.  Impairments on Agency MBS in an unrealized loss position at September 30, 2012 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

For the third quarter of 2012, we had other income, net of $7.5 million. This income primarily reflects net gains of $3.2 million on our Linked Transactions and $4.3 million of gains realized on the sale of certain Agency MBS.  The gains on Linked Transactions for the three months ended September 30, 2012 included interest income of $812,000 on the underlying Non-Agency MBS, interest expense of $168,000 on the borrowings under repurchase agreements and an increase of $2.5 million in the fair value of the underlying securities.  The gains on our Linked Transactions of $733,000 for the three months ended September 30, 2011 included interest income of $4.6 million on the underlying Non-Agency MBS, interest expense of $864,000 on the borrowings under repurchase agreements and a decline of $3.0 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During the three months ended September 30, 2012, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $16.8 million on our consolidated balance sheet.

During the quarter ended September 30, 2012 we realized $4.3 million of gains on the sale of certain Agency MBS for proceeds of $66.0 million.  During the quarter ended September 30, 2011, we realized $4.2 million of gains on the sale of certain Agency MBS for proceeds of $76.5 million.

For the third quarter of 2012, we had compensation and benefits and other general and administrative expense of $8.7 million, or 1.15% of average equity, compared to $8.5 million, or 1.23% of average equity, for the third quarter of 2011.  The increase in our compensation and benefits expense to $6.0 million for the third quarter of 2012 compared to $5.5 million for the third quarter of 2011, primarily reflects vesting of equity-based compensation awards.  Our other general and administrative expenses decreased by $365,000 to $2.7 million for the quarter ended September 30, 2012 compared to $3.0 million for the quarter ended September 30, 2011.  The decrease was primarily comprised of lower recruitment and legal costs.

Nine-Month Period Ended September 30, 2012 Compared to the Nine-Month Period Ended September 30, 2011

For the nine months ended September 30, 2012, we had net income available to common stock and participating securities of $231.5 million, or $0.65 per basic and diluted common share, compared to net income available to common stock and participating securities of $239.7 million, or $0.71 per basic and diluted common share, for the nine months ended September 30, 2011.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were generally influenced by the impact of declining net interest spreads on interest bearing assets and liabilities.  These declining spreads were primarily attributable to lower net yields on both Agency and Non-Agency MBS.  Yields on Agency MBS were impacted by the lower interest rate environment and higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates. In addition, we have also increased the amount of higher cost longer-term financing for our Non-Agency MBS portfolio, consistent with our overall financing strategy.

Interest income on our Agency MBS for the first nine months of 2012 decreased $36.1 million, or 19.4%, to $150.0 million from $186.1 million, for the first nine months of 2011.  This change reflects a decrease in the net yield on our Agency MBS to 2.91% for the first nine months of 2012 from 3.62% for the first nine months of 2011, which was partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $6.868 billion for the first nine months of 2012 from $6.855 billion for the first nine months of 2011.  During the first nine months of 2012, our Agency MBS portfolio experienced a 20.0% CPR and we recognized $37.9 million of net premium amortization compared to a CPR of 18.8% and $26.6 million of net premium amortization for the first nine months of 2011.  At the end of the third quarter of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 49 basis points to 3.65% for the first nine months of 2012 from 4.14% for the first nine months of 2011.  At September 30, 2012 we had net purchase premiums on our Agency MBS of $225.4 million, or 3.2% of current par value, compared to net purchase premiums of $177.7 million and 2.6% of par value at December 31, 2011.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $37.5 million, or 20.1%, to $224.1 million for the first nine months of 2012 compared to $186.5 million for the first nine months of 2011, principally due to the increase in the amortized cost of our Non-Agency portfolio.  Certain of our Non-Agency MBS are reported as a component of Linked Transactions, rather than as MBS.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  For the first nine months of 2012, the average amortized cost of our Non-Agency MBS increased by $1.204 billion, or 37.6%, to $4.406 billion, from $3.202 billion for the first nine months of 2011.  The growth in our Non-Agency MBS has primarily been funded with longer term forms of repurchase agreement financings and securitized debt in connection with our resecuritization transactions.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during the first nine months of 2012, primarily in connection with our amended multi-year financing arrangement with one of our counterparties in January 2012.  These delinkings resulted in Non-Agency MBS of $175.2 million, previously included as a component of Linked Transactions, being recognized as Non-Agency MBS on our consolidated balance sheet at September 30, 2012.  Our Non-Agency MBS portfolio yielded 6.78% for the first nine months of 2012 compared to 7.77% for the first nine months of 2011.  The decrease in the yield on our Non-Agency MBS is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first nine months of 2012, we recognized net purchase discount accretion of $27.9 million on our Non-Agency MBS, compared to $33.0 million for the first nine months of 2011.  At September 30, 2012, we had net purchase discounts of $1.767 billion, including Credit Reserve and previously recognized OTTI of $1.460 billion, on our Non-Agency MBS, or 27.4% of par value.

The following table presents information about average balances of our MBS portfolio by category and associated income for the nine months ended September 30, 2012 and September 30, 2011:

	Average		Weighted
MBS Category	Amortized	Interest	Average	Coupon	Net Asset
(Dollars in Thousands)	Cost (1)	Income	Coupon	Yield (2)	Yield (3)
Nine Months Ended September 30, 2012
Agency MBS	$6,867,940	$150,048	3.82%	3.65%	2.91%
Non-Agency MBS, including transfers to consolidated VIEs	4,406,416	224,057	4.36	5.94	6.78
Total	$11,274,356	374,105	4.08%	4.54%	4.42%
Nine Months Ended September 30, 2011
Agency MBS	$6,854,773	186,114	4.31%	4.14%	3.62%
Non-Agency MBS, including transfers to consolidated VIEs	3,202,455	186,533	4.70	6.39	7.77
Total	$10,057,228	372,647	4.34%	4.86%	4.94%

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds are at historically low levels, decreased to $84,000 for the first nine months of 2012 from $106,000 for the 2011 period.  Our average cash investments were $374.6 million and yielded 0.03% for the first nine months of 2012 compared to average cash investments of $478.4 million that yielded 0.03% for the first nine months of 2011.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At September 30, 2012, we had repurchase agreements of $8.832 billion and securitized debt of $749.5 million, of which $2.761 billion was hedged with Swaps.  At September 30, 2012, our Swaps had a weighted average fixed-pay rate of 2.64% and extended 16 months on average with a maximum term of approximately 40 months.  We expect interest expense and funding costs for the remainder of 2012 will be impacted by market interest rates, the amount of our borrowings, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainly.  (See Notes 4, 7 and 15 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Our interest expense for the first nine months of 2012 increased by $18.0 million, or 16.3%, to $128.6 million from $110.6 million for the first nine months of 2011.  This increase primarily reflects the $933.0 million increase in our average borrowings.  The following table presents information regarding the components of our interest expense for the first nine months ended September 30, 2012 and September 30, 2011:

			Average Cost
(Dollars in Thousands)	Average Balance	Interest Expense	of Funds (1)
Nine Months Ended September 30, 2012
Agency Repurchase Agreements	$6,175,813	$75,011	1.62%
Non-Agency Repurchase Agreements	1,984,486	36,628	2.47
Total Repurchase Agreements	8,160,299	111,639	1.83
Securitized Debt	899,797	13,186	1.96
Senior Notes (2)	63,139	3,791	8.00
Total	$9,123,235	$128,616	1.88%

Nine Months Ended September 30, 2011
Agency Repurchase Agreements	$6,089,385	$85,453	1.87%
Non-Agency Repurchase Agreements	1,365,820	17,060	1.67
Total Repurchase Agreements	7,455,205	102,513	1.84
Securitized Debt	735,015	8,087	1.47
Total	$8,190,220	$110,600	1.81%

(1)  Reflects the annualized interest expense divided by the average balance and includes the cost of Swaps designated as hedges against repurchase agreements.

(2)  We did not have any Senior Notes during the 2011 period.

The effective interest rate paid on our borrowings increased slightly to 1.88% for the nine months ended September 30, 2012 compared to 1.81% for the first nine months of 2011.  The increase reflects additional higher cost longer-term financing associated with our Non-Agency MBS portfolio, the issuance of fixed-rate securitized debt in February 2012, the issuance of our Senior Notes in April 2012, partially offset by the maturity of Swaps with fixed-pay rates higher than the overall average for our Swaps, which positively impacted the funding cost for our Agency MBS portfolio.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $58.3 million, or 85 basis points, for the nine months ended September 30, 2012, compared to interest expense of $73.1 million, or 119 basis points, for the first nine months of 2011.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.74% for the first nine months of 2012 from 3.24% for the first nine months of 2011.  The weighted average variable interest rate received on our Swaps increased to 0.29% for the first nine months of 2012 from 0.24% for the first nine months of 2011.  During the nine months ended September 30, 2012, we did not enter into any new Swaps and had Swaps with a notional amount of $617.2 million and a weighted average fixed-pay rate of 3.56% amortize and/or expire.

For the first nine months of 2012, our net interest income decreased by $16.6 million, or 6.3%, to $245.6 million from $262.2 million for the first nine months of 2011.  This decrease primarily reflects an increase in our average borrowings and the higher effective rate paid on such borrowings partially offset by a $1.217 billion increase in the average amortized cost of our MBS portfolio.  Our net interest spread and margin for the first nine months of 2012 were 2.40% and 2.81%, respectively, compared to a net interest spread and margin of 2.91% and 3.31%, respectively, for the first nine months of 2011.

During the first nine months of 2012, we recognized OTTI charges through earnings of $1.2 million compared to $6.4 million during the first nine months of 2011.  These impairment charges reflect changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.

For the nine months ended September 30, 2012, we had other income, net of $18.7 million.  This income primarily reflects $11.4 million of net gains on our Linked Transactions and $7.2 million of gains realized on the sale of certain Agency MBS.  The gains on our Linked Transactions for the nine months of 2012 included interest income of $4.4 million on the underlying Non-Agency MBS, interest expense of $965,000 on the underlying repurchase agreement borrowings and an increase of $8.0 million in the fair value of the underlying securities.  The gains on our Linked Transactions of $10.0 million for the nine months ended September 30, 2011 included interest income of $21.5 million on the underlying Non-Agency MBS, interest expense of $3.9 million on the underlying repurchase financings and a decline of $7.6 million in the fair value of the underlying MBS.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During the nine months ended September 30, 2012, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $175.2 million on our consolidated balance sheet.

During the nine months ended September 30, 2012, we realized $7.2 million of gains on the sale of certain Agency MBS for proceeds of $137.1 million.  During the nine months ended September 30, 2011, we realized $4.2 million of gains on the sale of certain Agency MBS for proceeds of $76.5 million.

During the first nine months of 2012, we had compensation and benefits and other general and administrative expense of $25.4 million, or 1.20% of average equity compared to $23.6 million, or 1.15% of average equity, for the first nine months of 2011.  The $1.2 million increase in our compensation expense to $16.8 million for the first nine months of 2012, compared to $15.6 million for the first nine months of 2011, primarily reflects vesting of equity-based compensation awards, additional salary expense for new hires, and salary increases.  Our other general and administrative expenses increased by $698,000 to $8.7 million for the first nine months of 2012, compared to $8.0 million for the first nine months of 2011. The increase was primarily comprised of increases in office rent and related occupancy costs, expenses related to director stock awards, shareholder services and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock.  To the extent we raise additional equity through capital market transactions, we currently anticipate using the proceeds from such transactions to purchase additional MBS, to make scheduled payments of principal and interest on our repurchase agreement and other borrowings, for working capital and for other general corporate purposes.  We may also acquire other investments consistent with our investment strategies and operating policies.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2012, we had 9.4 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2012, we issued 596,079 shares of common stock through our DRSPP, raising net proceeds of $4.4 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2012 and December 31, 2011:

	Weighted
	Average
	Haircut	Low	High
September 30, 2012
Repurchase agreement borrowings secured by:
Agency MBS	4.77%	3.00%	6.00%
Non-Agency MBS	30.38	10.00	63.00
U.S. Treasury securities	1.59	1.00	2.00

December 31, 2011
Repurchase agreement borrowings secured by:
Agency MBS	4.78%	3.00%	7.00%
Non-Agency MBS	30.97	10.00	63.00
U.S. Treasury securities	2.00	2.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2011.

During the first nine months of 2012, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At September 30, 2012, we had a total of $10.629 billion of MBS and U.S. Treasury securities and $7.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At September 30, 2012, we had a Cushion of $1.071 billion available to meet potential margin calls, comprised of cash and cash equivalents of $450.4 million, unpledged Agency MBS of $568.6 million and excess collateral on Agency MBS of $51.9 million.  In addition, at September 30, 2012, we had unpledged Non-Agency MBS with a fair value of $255.0 million and Non-Agency MBS with a fair value of $281.4 million pledged in excess of contractual requirements.

During the nine months ended September 30, 2012, we entered into a resecuritization transaction that resulted in us consolidating as a VIE, the SPE that was created to facilitate this transaction, and to which the underlying assets in connection with the resecuritization was transferred.  As part of this resecuritization transaction, we sold Non-Agency MBS to Wells Fargo Mortgage Loan Trust, LLC (or WFMLT), who subsequently transferred the underlying certificates to a separate trust established under the laws of the State of New York, which we consolidate as a VIE.  (See Note 15 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table summarizes the key details of the resecuritization transactions we have been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at September 30, 2012	$155,125	$275,189	$266,632	$52,525
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

(1)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (or Senior Bonds).

(2)  Amortized to interest expense based upon the actual repayments of the associated beneficial interests issued to third parties.

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

During the nine months ended September 30, 2012, we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds to us from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  The Senior Notes bear interest at the rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and will mature on April 15, 2042.  We may redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  (See Note 9 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (In Thousands)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance		Maximum Balance at Any Month-End
September 30, 2012 (1)	$8,741,020	$8,832,326	$8,832,326	$819,361	$749,471		$821,256
June 30, 2012 (1)	7,961,497	8,368,407	8,368,407	931,045	861,255		935,051
March 31, 2012	7,772,000	7,908,932	7,908,932	949,868	967,422	(2)	1,000,787
December 31, 2011	7,969,178	7,813,159	7,996,749	929,836	875,520		932,239
September 30, 2011	8,007,343	8,017,663	8,084,098	1,026,701	958,406		1,027,701

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The quarterly average balance, end of period balance and maximum balance at any month-end for Senior Notes was $100.0 million.

(2)  The higher end of the period balance reflects the securitized debt from our resecuritization transaction in February 2012.

Cash Flows and Liquidity For the Nine Months Ended September 30, 2012

Our cash and cash equivalents increased by $56.4 million during the nine months ended September 30, 2012, reflecting:  $606.1 million provided by our financing activities; $782.3 million used through our investing activities, primarily to purchase MBS; and $232.6 million provided by our operating activities.

At September 30, 2012, our debt-to-equity multiple was 3.2x compared to 3.6x at December 31, 2011.  At September 30, 2012, we had borrowings under repurchase agreements of $8.832 billion with 26 counterparties, of which $6.460 billion was secured by Agency MBS, $1.869 billion was secured by Non-Agency MBS and $503.1 million was secured by U.S. Treasuries.  In addition, at such date, we had $36.4 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 4 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2011, we had borrowings under repurchase agreements of $7.813 billion with 25 counterparties and had borrowings under repurchase agreements of $170.9 million that were a component of our Linked Transactions.

At September 30, 2012, we had aggregate securitized debt of $749.5 million, resulting from our resecuritization transactions.  During the nine months ended September 30, 2012, we used cash of $312.7 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.22 years at September 30, 2012.  During the nine months ended September 30, 2012, we increased the financing obtained under multi-year collateralized financing arrangements by approximately $200.0 million.  At September 30, 2012, approximately $500.0 million of financing had been obtained under these arrangements.

During the nine months ended September 30, 2012, we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.

During the nine months ended September 30, 2012 we used $782.3 million through our investing activities.  During this period, we received cash of $1.977 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.434 billion was attributable to Agency MBS and $543.4 million was from Non-Agency MBS.  During the nine months ended September 30, 2012, we purchased $1.774 billion of Agency MBS and $1.123 billion of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the nine months ended September 30, 2012 we sold certain of our Agency MBS for proceeds of $137.1 million, realizing gross gains of $7.2 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities	Net Assets Received/
For the Quarter Ended (In Thousands)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Received For Reverse Margin Calls	(Pledged) For Margin Activity
September 30, 2012	$429,201	$—	$429,201	$461,123	$31,922
June 30, 2012	334,536	800	335,336	318,723	(16,613)
March 31, 2012	277,415	1,590	279,005	333,753	54,748
December 31, 2011	451,838	10,901	462,739	463,791	1,052
September 30, 2011	719,639	2,660	722,299	657,785	(64,514)

During the nine months ended September 30, 2012, we paid $265.5 million for cash dividends on our common stock and DERs, and paid cash dividends of $6.1 million on our preferred stock.  On September 28, 2012, we declared our third quarter 2012 dividend on our common stock of $0.21 per share; on October 31, 2012, we paid this dividend which totaled $75.3 million, including DERs of approximately $324,000.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 55 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Interest Rate Risk

We primarily invest in residential ARM-MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with September 30, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 23.9% experienced during the quarter ended December 31, 2010 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 18.1%.

The following table presents information at September 30, 2012 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

		Estimated Months to
		Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions		Expected Prepayment	Liabilities Reset (1)	in Months (1)
0	%(2)	60	6	54
15%		30	6	24
20%		25	6	19
25%		22	6	16

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At September 30, 2012, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 73 days and a weighted average term to interest rate reset of 29 days, or an effective repricing period of six months, including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Our Swaps are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our Swaps do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that such Swaps hedge.  For the quarter ended September 30, 2012, our Swaps accounted for $18.1 million, or 75 basis points, of our borrowing costs.  At September 30, 2012, we had borrowings under repurchase agreements of $8.832 billion and borrowings under repurchase agreements of $36.4 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $2.761 billion with a weighted average fixed-pay rate of 2.64%, which extended 16 months on average with a maximum term of approximately 40 months.

At September 30, 2012, our Swaps were in an unrealized loss position of $78.2 million, compared to a net unrealized loss position of $114.2 million at December 31, 2011.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Because the expected yields on our Non-Agency MBS are significantly greater than those on non-credit sensitive assets, we believe that changes in Non-Agency MBS prices are generally not correlated to changes in market interest rates and are impacted by general economic conditions and housing specific performance.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our Agency ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at September 30, 2012:

Lifetime Interest Rate Caps on Agency ARMs (1)		Interim Interest Rate Caps on Agency ARMs (2)
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
6.0% to 8.0%	15.6%	<1.0%	1.3%
>8.0% to 10.0%	53.2	>1.0% and <3.0%	17.6
>10.0% to 12.0%	28.8	>3.0% and <5.0%	78.5
>12.0%	2.4	>5.0%	0.1
	100.0%	No interim caps	2.5
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

At September 30, 2012, MFA’s $12.723 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total
		Average			Average			Average
	Fair	Months to	Average	Fair	Months to	Average	Fair	Months to	Average
(Dollars in Thousands)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)
Time to Reset:
< 2 years (4)	$1,621,052	7	20.6%	$2,955,601	5	14.3%	$4,576,653	6	16.6%
2-5 years	2,414,580	38	30.4	664,114	47	18.7	3,078,694	40	28.0
> 5 years	1,279,614	75	16.2	—	—	—	1,279,614	75	16.2
ARM-MBS Total	$5,315,246	37	24.0%	$3,619,715	13	15.1%	$8,934,961	28	20.5%
15-year fixed	$2,161,602		14.4%	$12,165		28.0%	$2,173,767		14.5%
30-year fixed	—		—	1,607,696		16.0	1,607,696		16.0
40-year fixed	—		—	6,457		13.3	6,457		13.3
Fixed Rate Total	$2,161,602		14.4%	$1,626,318		16.1%	$3,787,920		15.2%
MBS Total	$7,476,848		21.6%	$5,246,033		15.4%	$12,722,881		19.1%

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

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at September 30, 2012.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at September 30, 2012.

Shock Table
Change in Interest Rates (Dollars in Thousands)	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
+100 Basis Point Increase	$12,649,286	$(43,183)	$12,606,103	$(38,609)	(7.44)%	(0.31)%
+ 50 Basis Point Increase	$12,689,166	$(60,676)	$12,628,490	$(16,222)	(4.06)%	(0.13)%
Actual at September 30, 2012	$12,722,881	$(78,169)	$12,644,712	$—	—	—
- 50 Basis Point Decrease	$12,750,432	$(95,662)	$12,654,770	$10,058	0.10%	0.08%
-100 Basis Point Decrease	$12,771,819	$(113,155)	$12,658,664	$13,952	(5.52)%	0.11%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2012.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at September 30, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At September 30, 2012, the impact on portfolio value was approximated using the calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.21 which is the weighted average of 0.82 for our Agency MBS, (1.30) for our derivative hedging instruments and zero for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.19), which is the weighted average of (0.33) for our Agency MBS, zero for our derivative hedging instruments and zero for our Non-Agency MBS.  Because the expected yields on our Non-Agency MBS are significantly greater than those on non-credit sensitive assets, we believe that changes in Non-Agency MBS prices are generally not correlated to changes in market interest rates and are impacted by general economic conditions and housing specific performance.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At September 30, 2012, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At September 30, 2012, our Non-Agency MBS had a fair value of $5.197 billion and an amortized cost of $4.690 billion, comprised of gross unrealized losses of $13.2 million and gross unrealized gains of $519.9 million.  At September 30, 2012, our Linked Transactions included MBS with a fair value of $49.1 million, including net unrealized gains of $3.4 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at September 30, 2012.  Information presented with respect to weighted average loan to value, weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of September 30, 2012.

	Securities with Average Loan			Securities with Average Loan
	FICO of 715 or Higher (1)			FICO Below 715 (1)
Year of Securitization (2)			2005			2005
(Dollars in Thousands)	2007	2006	and Prior	2007	2006	and Prior	Total
Number of securities	93	94	102	15	26	47	377
MBS current face	$2,137,267	$1,484,937	$1,450,098	$204,645	$580,940	$653,874	$6,511,761
Total purchase discount, net	$(557,384)	$(440,559)	$(293,602)	$(90,448)	$(230,028)	$(163,829)	$(1,775,850)
Purchase discount designated as Credit Reserve and OTTI (3)	$(499,327)	$(333,638)	$(206,133)	$(74,341)	$(227,720)	$(125,138)	$(1,466,297)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	23%	22%	14%	36%	39%	19%	23%
MBS amortized cost	$1,579,883	$1,044,378	$1,156,496	$114,197	$350,912	$490,045	$4,735,911
MBS fair value	$1,733,628	$1,181,858	$1,233,317	$140,326	$397,832	$559,072	$5,246,033
Weighted average fair value to current face	81.1%	79.6%	85.1%	68.6%	68.5%	85.5%	80.6%
Weighted average coupon (4)	4.80%	4.39%	3.66%	3.71%	4.42%	4.43%	4.35%
Weighted average loan age (months) (4) (5)	67	75	88	68	77	90	77
Weighted average current loan size (4) (5)	$547	$537	$362	$466	$293	$306	$454
Percentage amortizing (6)	38.2%	44.9%	66.0%	44.0%	55.9%	65.7%	50.4%
Weighted average FICO score at origination (4) (7)	734	730	728	702	704	706	725
Owner-occupied loans	89.2%	89.3%	86.3%	82.9%	83.5%	85.0%	87.5%
Rate-term refinancings	26.6%	19.1%	15.9%	18.7%	15.9%	13.8%	20.0%
Cash-out refinancings	33.0%	32.8%	26.1%	40.6%	39.6%	37.7%	32.7%
3 Month CPR (5)	18.1%	16.4%	13.9%	14.8%	15.6%	14.1%	16.0%
3 Month CRR (5) (8)	9.1%	7.3%	7.6%	4.3%	5.3%	8.0%	7.8%
3 Month CDR (5) (8)	8.3%	8.7%	5.9%	11.0%	10.7%	5.3%	7.8%
3 Month loss severity	49.6%	50.3%	47.1%	56.2%	63.3%	56.4%	51.8%
60+ days delinquent (7)	20.1%	19.7%	16.0%	29.5%	26.5%	19.8%	20.0%
Percentage of always current borrowers (Lifetime) (9)	52.8%	50.9%	56.8%	35.6%	34.1%	43.0%	50.1%
Percentage of always current borrowers (12M) (10)	68.1%	68.0%	74.3%	55.5%	55.5%	64.7%	67.6%
Weighted average credit enhancement (7) (11)	1.1%	2.0%	6.9%	1.1%	2.0%	9.1%	3.5%

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

(4)               Weighted average is based on MBS current face at September 30, 2012.

(5)               Information provided is based on loans for individual groups owned by us.

(6)               Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(7)               Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(8)               CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(9)               Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(10)         Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(11)         Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of September 30, 2012, a total of 153 Non-Agency MBS in our portfolio representing approximately $2.815 billion or 43% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at September 30, 2012:

Property Location	Percent
Southern California	28.3%
Northern California	18.0%
Florida	7.9%
New York	5.3%
Virginia	3.7%
New Jersey	3.2%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, including ARM-MBS that are subject to interim and lifetime interest rate adjustment caps, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At September 30, 2012, we had a Cushion of $1.071 billion available to meet potential margin calls, comprised of cash and cash equivalents of $450.4 million, unpledged Agency MBS of $568.6 million and excess collateral on Agency MBS of $51.9 million.  In addition, at September 30, 2012, we had unpledged Non-Agency MBS with a fair value of $255.0 million and Non-Agency MBS with a fair value of $281.4 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Item 4.  Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2012.  Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.  There are no material changes from the risk factors set forth in such Annual Report and such Quarterly Report.  However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report and Quarterly Report.  Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2012	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/	Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1

Amendment No.1, dated October 19, 2012, to Second Amended and Restated Employment Agreement, dated as of June 7, 2010, between MFA Financial, Inc. and Stewart Zimmerman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated October 22, 2012, as amended by the Company’s Form 8-K/A (Amendment No. 1), dated October 22, 2012 (Commission File No. 1-13991)).

10.2	Third Amended and Restated 2003 Non-Employee Directors’ Deferred Compensation Plan (as amended through November 1, 2012)

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1