Form 10-K
period 2012-12-31
MFA FINANCIAL, INC.
filed 2013-03-06
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Preferred Stock, par value $0.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.801 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 22, 2013, the registrant had a total of 358,867,860 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 22, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Non-Agency MBS are residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation; Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to Hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index; ARM-MBS refers to residential MBS that are secured by ARMs; and Linked Transactions refer to Non-Agency MBS purchases which were financed with the same counterparty and are therefore considered linked for financial statement reporting purposes and are reported at fair value on a combined basis.

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

We were incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.  We have elected to be taxed as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must, among other things, distribute at least 90% of our annual REIT taxable income to our stockholders.

INVESTMENT STRATEGY

Our operating policies require that at least 50% of our investment portfolio consist of Agency and Non-Agency MBS.  The remainder of our assets may consist of direct or indirect investments in: (i) other types of MBS and residential mortgage loans; (ii) other mortgage and real estate-related debt and equity; and (iii) other yield instruments (corporate or government), subject at all times to compliance with various asset and income tests to maintain our qualification as a REIT as well as our exemption from the Investment Company Act of 1940, as amended (or the Investment Company Act).

The mortgages collateralizing our MBS portfolio are predominantly Hybrids, ARMs and 15-year fixed-rate mortgages.  The Hybrids collateralizing our MBS typically have initial fixed-rate periods generally ranging from three to ten years.  After entering their adjustable rate period, interest rates for most of our ARM-MBS reset based on London Interbank Offered Rate (or LIBOR) and the one-year constant maturity treasury (or CMT) rate.  The mortgages collateralizing our ARM-MBS typically have interim and lifetime caps on interest rate adjustments.

The coupons earned on ARM-MBS adjust over time as interest rates change, typically after an initial fixed-rate period. Because the interest rates on ARM-MBS adjust, the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS.  Furthermore, 15-year fixed-rate mortgages amortize according to a 15-year amortization schedule and have a 15-year final maturity. Due to their accelerated amortization and shorter final maturity, these assets are generally less sensitive to changes in long-term interest rates as compared to mortgages with a longer final maturity, such as 30-year mortgages.  In order to mitigate our interest rate risks, our strategy is to maintain a majority of our portfolio in ARM-MBS and 15-year fixed rate MBS.

While the majority of our portfolio holdings remain in Agency MBS, as part of our investment strategy a significant portion of our portfolio is invested in Non-Agency MBS.  By blending Non-Agency MBS with Agency MBS, we seek to generate attractive returns with less sensitivity to changes in the yield curve, interest rate cycles and prepayments.

Non-Agency MBS Portfolio

Our Non-Agency MBS have been acquired primarily at discounts to face/par value.  A portion of the purchase discount on substantially all of our Non-Agency MBS is designated as a non-accretable purchase discount (or Credit Reserve), which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The portion of the purchase discount that is not designated as credit reserve is accreted into interest income over the life of the security.  Because the expected yields on our Non-Agency MBS are significantly greater than the expected yields on non-credit sensitive assets, we believe that changes in Non-Agency MBS prices are generally not highly correlated to changes in market interest rates and are more significantly impacted by general economic conditions and housing specific performance.  Yields on Non-Agency MBS, unlike Agency MBS, will exhibit sensitivity to changes in credit performance.  The extent to which our yield on Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time by security, based upon the amount of purchase discount, the actual credit performance, and conditional prepayment rate (or CPR) experienced on each MBS.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our MBS portfolio by borrowing against a substantial portion of the market value of the MBS in our portfolio.  We primarily use repurchase agreements to finance the acquisition of our Agency MBS and repurchase agreements and securitized debt to finance the acquisition of our Non-Agency MBS.  We enter into interest rate derivatives to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings and securitized debt.  During 2012 we also issued 8% Senior Notes due 2042 (or Senior Notes) as part of our financing strategy.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, including but not limited to, resecuritizations, collateralized financing arrangements and other structured financings and derivatives, with a diversified group of financial institutions.  At December 31, 2012, we had outstanding balances under repurchase agreements with 26 separate lenders.

We have engaged in and may engage in future resecuritization transactions.  The objective of such a transaction may include obtaining permanent non-recourse financing, obtaining liquidity or financing the underlying securitized financial assets on improved terms.  For financial statement reporting purposes, we will generally account for such transactions as a financing of the underlying MBS.  (See Note 15 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

In addition to repurchase agreements, securitized debt and Senior Notes, we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

COMPETITION

We operate in the mortgage-REIT industry.  We believe that our principal competitors in the business of acquiring and holding MBS of the types in which we invest are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, hedge funds, other mortgage-REITs as well as the U.S. Federal Reserve as part of its monetary policy activities.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as us.  In addition, many of these entities have greater financial resources and access to capital than us.  The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of MBS, resulting in higher prices and lower yields on such assets.

EMPLOYEES

At December 31, 2012, we had 37 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a Web site at www.mfafinancial.com.  We make available, free of charge, on our Web site our (a) Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors (or our Board).  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s Web site at www.sec.gov.  We also provide copies of the foregoing materials, free of charge, to stockholders who request them.  Requests should be directed to the attention of our General Counsel at MFA Financial, Inc., 350 Park Avenue, 20th Floor, New York, New York 10022.

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

If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition, results of operations, cash flows or liquidity.  These events could also have a negative effect on the trading price of our securities.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  More recently, concerns over economic recession, geopolitical issues, the ability of certain European sovereigns to honor their debt obligations and the exposure of certain European financial institutions to such debt, continuing relatively high levels of unemployment, the availability and cost of financing, the mortgage market, uncertainty related to political events such as the “fiscal cliff” and debt ceiling debates and an uncertain real estate market have contributed to volatility and relatively low expectations for the economy and markets.  In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses, liquidity concerns and, until recently, declining real estate valuations in many geographic markets.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market and, in some cases, have filed for bankruptcy.  These factors, which persisted in 2012 and are likely to continue to a varying degree in 2013, have impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we may invest.  As a result, values for residential MBS, real estate-related securities and various other asset classes in which we may invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Continuing volatility and deterioration in the broader residential mortgage and MBS markets may materially adversely affect the performance and market value of our investments.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.

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

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008 Congress enacted the Housing and Economic Recovery Act of 2008 established a new regulator for Fannie Mae and Freddie Mac, the U.S. Federal Housing Finance Agency (or the FHFA).  In September 2008, the U.S. Department of the Treasury (or U.S. Treasury), the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs without forcing them to liquidate (which would have been the case under receivership).  The primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency MBS portfolios and requiring that these portfolios be reduced over time.

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

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs.  In October 2012, the FHFA reported that, from the time of execution of the preferred stock purchase agreements, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements totaled approximately $187.5 billion.  The U.S. Treasury committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012.  Nonetheless, FHFA has made projections for those purchases through 2015, predicting that cumulative U.S. Treasury draws (including dividends) at the end of 2015 could range from $191 billion to $209 billion.  Those preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolios (they were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).  In August 2012, the Treasury Department amended its stock purchase agreements to provide that the GSEs’ portfolios will be wound down at an annual rate of 15 percent (an increase of five percent over the previously agreed annual rate of ten percent), requiring the GSEs’ to reach the $250 billion target four years earlier than previously planned.

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs, and there is no guarantee of continuing capital support (although some amount of such support is projected to be necessary).  These uncertainties lead to questions about the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate and the GSEs return to suffering losses or cease to exist (as discussed below), our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  In 2011, the Obama administration proposed a plan to wind down the GSEs, and certain members of Congress have proposed various plans, including merging the GSEs into a government-owned corporation.  Thus, the future roles of Fannie Mae and Freddie Mac are likely to be reduced and (perhaps significantly) the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

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

The U.S. Government, through the Federal Reserve, the Treasury Department, the Federal Housing Administration (or the FHA) and other agencies has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages.  HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with Non-Agency MBS, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, our MBS.

Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  The Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans.  While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are finalized and implemented, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which could have a material adverse effect on our business.

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

The MBS that we acquire are secured by pools of mortgages on residential properties.  In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS.  If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis.  Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.  Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, governmental and other factors (including, without limitation, the various quantitative easing and “Operation Twist” actions undertaken by the U.S. Federal Reserve over the past few years with respect to its purchases and sales of U.S. Government and agency securities, as well as the refinancing programs described above) all of which are beyond our control.  Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.  In periods of declining interest rates, prepayment rates on mortgage loans generally increase.  If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid (to the extent such assets are available for us to reinvest in).  In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

With respect to Agency MBS, we often purchase securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these securities.  In accordance with U.S. generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on Agency MBS typically have the same effect as prepayments because of the underlying Agency guarantee.  As of December 31, 2012, we had net purchase premiums of $227.3 million, or 3.3% of current par value, on our Agency MBS and net purchase discounts of $1.751 billion, or 26.9% of current par value, on our Non-Agency MBS.

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

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to finance the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  In addition, the payment of interest expense on our borrowings reduces cash flow available for distributions to our stockholders.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our MBS and other assets involves a number of other risks, including, among other things, the following:

•                  Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2012, we had amounts outstanding under repurchase agreements with 26 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Certain institutions from which we seek to obtain financing have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the downturn in the markets.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, these conditions could cause our lenders to determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

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

•                  If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2012, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Credit Suisse (approximately 19.5%), Wells Fargo (approximately 9.7%), UBS (approximately 8.1%) and Deutsche Bank (approximately 6.8%).

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

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under GAAP.  When the fair value of our MBS is less than its amortized cost, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the MBS amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on our consolidated balance sheet.  Impairments are recognized through other comprehensive income/(loss) and do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the MBS and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  During 2012 as well as in prior years, we experienced declines in the fair value of our MBS and other assets, which were determined to be other-than-temporary.  As a result, we recognized other-than-temporary impairments against such assets under GAAP.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings by the various credit rating agencies may materially adversely affect our business.

During the summer of 2011, Standard & Poor’s Corporation (or S&P), one of the major credit rating agencies, downgraded the U.S. sovereign credit rating in response to the protracted debate over the “U.S. debt ceiling limit” and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  In addition, the credit rating of the GSEs was also downgraded by S&P in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by such GSEs and their ability to meet their obligations under such Agency MBS is impacted by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity.  To the extent that the credit rating of any or all of the GSEs were to be downgraded by other credit rating agencies or further downgraded by S&P, the value of our Agency MBS could be negatively impacted.  In addition, we could be negatively affected in a number of ways in the event of a default by the U.S. Government or a downgrade of the U.S. sovereign credit rating by other credit rating agencies or a further downgrade by S&P.  Such negative impacts could include changes in the financing terms of our repurchase agreements collateralized by Agency MBS, which could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under these agreements.  These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or by decreasing our ability to obtain repurchase agreement financing on acceptable terms, or at all.

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

The holder of a mortgage or MBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Pursuant to our investment policy, we have the ability to acquire Non-Agency MBS and other investment assets of lower credit quality.  In general, Non-Agency MBS carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS may adversely affect the value of such assets.  Accordingly, Non-Agency MBS and other investment assets of less-than-high credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on Non-Agency MBS, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages collateralizing our MBS may be concentrated in certain geographic areas.  For example, with respect to our Non-Agency MBS portfolio, we have significantly higher exposure in California, Florida, New York, Virginia and New Jersey.  (See “Market Value Risk” included under Part II, Item 7A.  “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K)  Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions.  Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency MBS portfolio.  In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area.  This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency MBS in this area.  This may then materially adversely affect our credit loss experience on our Non-Agency MBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

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

We may generate taxable income that differs from our GAAP income on Non-Agency MBS purchased at a discount to par value, which may result in significant timing variances in the recognition of income and losses.

We have acquired and intend to continue to acquire Non-Agency MBS at prices that reflect significant market discounts on their unpaid principal balances.  For financial statement reporting purposes, we generally establish a portion of this discount as a Credit Reserve.  This Credit Reserve is generally not accreted into income for financial statement reporting purposes.  For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence.  As a result, discount on securities acquired in the primary or secondary market is included in the determination of taxable income and is not impacted by losses until such losses are incurred.  Such differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses.  Taxable income on Non-Agency MBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred) and lower than GAAP earnings in periods during and subsequent to when realized credit losses are incurred.  Dividends will be declared and paid at the discretion of our Board and will depend on REIT taxable earnings, our financial results and overall financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time.

An increase in our borrowing costs relative to the interest we receive on our MBS may materially adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be materially adversely affected, including due to the following reasons:

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

The ongoing debt crisis in Europe could have a material adverse effect on our business.

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

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States, with significantly higher exposure in California, Florida, New York, Virginia and New Jersey.  Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. If these discussions lead to definitive action by such governments and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing our Non-Agency MBS being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our Non-Agency MBS would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a decline in the market value and/or OTTI of these securities. If governments ultimately adopt such plans and mortgages securing our Non-Agency MBS are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our Non-Agency MBS and our results of operations more generally.

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

We primarily use interest rate swap agreements (or Swaps) to hedge against future increases in interest rates on our repurchase agreements.  Should a Swap counterparty be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap.  In addition, we may be at risk for any collateral held by a hedging counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy.  Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

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

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Financial Accounting Standards Board Accounting Standards Codification Topic on Derivatives.  Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative, we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective.  If we fail to qualify for hedge accounting treatment, our operating results for financial reporting purposes may be materially adversely affected because losses on the derivatives we enter into would be recorded in net income, rather than accumulated other comprehensive income, a component of stockholders’ equity.

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

We have engaged in and intend to engage in future resecuritization transactions in which we transfer Non-Agency MBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency MBS.  To date, we have structured two such transactions as a real estate mortgage investment conduit (or REMIC) securitization, which, to the extent we have transferred securities in a resecuritization, is viewed as the sale of securities for tax purposes.  Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions); however, no assurance can be offered that the Internal Revenue Service (or IRS) will agree with such treatment.  In addition, to these REMIC securitization transactions, we have also engaged in two resecuritization transactions that we believe should be treated as financing transactions for tax purposes.  If a securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions.  Moreover, even if we retained MBS resulting from a resecuritization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction.  Under these circumstances, our results of operations could be materially adversely affected.

Risks Related to Our Taxation as a REIT and the Taxation of Our Assets

Our qualification as a REIT

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code) related to REIT qualification.  Accordingly, we will not be subjected to federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset and ownership tests applicable to REITs.  We believe that we currently meet all of the REIT requirements (other than certain underdistributions of REIT taxable income for certain prior years, which we are in the process of remedying through the declaration of deficiency dividends and payment of associated excise tax and interest), and continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements however are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interest in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that the IRS or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

Also, to maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to our stockholders within the timeframe permitted under the Code.  We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely (including extensions) file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal income tax on our undistributed taxable income. In addition, if we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, plus (y) the amounts of income we retained and on which we have paid corporate income tax.

The dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% dividend distribution requirement.

Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

Furthermore, even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income.  Any of these taxes will reduce our operating cash flow.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The REMIC provisions of the Code generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly or indirectly through a qualified REIT subsidiary (or QRS), in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that have different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT hold a 100% interest in the equity interests in a taxable mortgage pool, either directly, or through a QRS, it will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, by considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  Historically, we have not generated excess inclusion; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future.  In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We have not established a minimum dividend payment level, and there is no guarantee that we will maintain current dividend payment levels or pay dividends in the future.

In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we distribute at least 90% of our REIT taxable income within the timeframe permitted under the Code, which is calculated generally before the dividends paid deduction and excluding net capital gain.  Dividends will be declared and paid at the discretion of our Board and will depend on our REIT taxable earnings, our financial results and overall condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time.  We have not established a minimum dividend payment level for our common stock and our ability to pay dividends may be negatively impacted by adverse changes in our operating results.  Therefore, our dividend payment level may fluctuate significantly, and, under some circumstances, we may not pay dividends at all.

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

Dividends payable by REITs do not qualify for the reduced tax rates

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2012).  For taxable years beginning after 2012, the rate will rise to 20% for taxpayers with incomes exceeding $400,000 ($450,000 for married tax payers).  Dividends payable by REITs, however, are generally not eligible for the reduced rates.  Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Risks Associated with our Regulatory Environment and Internal Control Over Financial Reporting

We have identified, and may identify in the future, a material weakness in our internal control over financial reporting, which may require us to incur substantial costs and divert management resources in connection with our efforts to remediate this material weakness.

We have determined that a material weakness existed at the Company as of December 31, 2012.  Specifically, we have determined that control deficiencies existed in our process to calculate taxable income for our MBS that rose to the level of a material weakness.  A detailed description of this material weakness is provided in Part II, Item 9A., “Controls and Procedures” of this Annual Report on Form 10-K.  Due solely to this material weakness, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2012 (and, solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2012).  We are in the process of developing and implementing new processes and procedures to remediate this material weakness.  We cannot be certain that any remedial measures we take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future.  It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, the material weakness described above.  These control deficiencies may represent one or more material weaknesses.  Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Future legal changes could require us to significantly restructure our operations in order to maintain our investment company exemption, which would materially and adversely affect us.

Our objective has been to conduct our business so as not to become regulated as an investment company under the Investment Company Act.  Section 3(c)(5)(C) of the Investment Company Act exempts from the definition of “investment company” entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Under current interpretations of the SEC staff, this exemption generally means that at least 55% of our assets must be comprised of “qualifying real estate assets” and at least 80% of our portfolio must be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act.  We primarily rely on an existing interpretation of the SEC staff that generally provides that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (or Agency Whole Pool Certificates) are considered qualifying real estate assets under Section 3(c)(5)(C).  We treat as real estate-related assets MBS that do not represent all of the certificates issued with respect to the entire pool of mortgages.  Compliance with this exemption inherently limits the types of assets we may acquire from time to time.

On August 31, 2011, the SEC issued a “concept release” in which it announced that it is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption, including requesting comments on whether it should reconsider whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole

Pool Certificates, are the type of entities that Congress intended to be covered by the exclusion provided by Section 3(c)(5)(C).

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We pay monthly rent pursuant to two operating leases.  Our lease for our corporate headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2016, for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $28,000 to $30,000 per year, paid on a monthly basis.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or any of our assets are subject.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 22, 2013, the last sales price for our common stock on the New York Stock Exchange was $8.83 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2012 and 2011:

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$7.60	$6.65	$8.64	$7.88
June 30	7.93	7.01	8.26	7.62
September 30	8.63	7.61	8.35	6.71
December 31	8.77	7.50	7.26	6.23

Holders

As of February 22, 2013, we had 679 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2012.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2012 and 2011, we declared total cash dividends to holders of our common stock of $314.6 million ($0.88 per share) and $358.1 million ($1.01 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2012 and 2011, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 11(a), 11(b) and 17 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2012 and 2011:

Year (1)	Declaration Date	Record Date	Payment Date	Dividend per Share
2012	March 23, 2012	April 4, 2012	April 30, 2012	$0.240
	June 27, 2012	July 13, 2012	July 31, 2012	0.230
	September 28, 2012	October 12, 2012	October 31, 2012	0.210
	December 12, 2012	December 28, 2012	January 31, 2013	0.200	(2)

2011	March 31, 2011	April 11, 2011	April 29, 2011	$0.235
	June 30, 2011	July 14, 2011	July 29, 2011	0.250
	September 26, 2011	October 11, 2011	October 31, 2011	0.250
	December 14, 2011	December 30, 2011	January 31, 2012	0.270	(3)

(1)  Table excludes special cash dividend of $0.50 per share payable on April 10, 2013 to stockholders of record on March 18, 2013.

(2)  At December 31, 2012, the Company had accrued dividends and dividend equivalent rights (or DERs) payable of $72.2 million related to the common stock dividend declared on December 12, 2012.

(3)  Includes a special dividend of $0.02 per share.

Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.  We have not established a minimum payout level for our common stock.  (See Part I, Item 1A., “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.)

Purchases of Equity Securities

As previously disclosed, in August 2005, our Board authorized a stock repurchase program (or Repurchase Program), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate, using available cash resources.  Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock.  The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

We engaged in no share repurchase activity during the first three quarters of 2012.  The following table presents information with respect to (i) shares of common stock repurchased by us under the Repurchase Program and (ii) restricted shares withheld (under the terms of grants under our Amended and Restated 2010 Equity Compensation Plan (or 2010 Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and restricted stock units, in each case during the fourth quarter of 2012:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2012:
Repurchase Program (2)	—	$—	—	4,000,000
Employee Transactions (3)	1,998	8.70	N/A	N/A
November 1-30, 2012:
Repurchase Program (2)	1,154,991	7.81	1,154,991	2,845,009
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2012:
Repurchase Program (2)	85,300	8.11	85,300	2,759,709
Employee Transactions (3)	289,805	8.11	N/A	N/A
Total Repurchase Program (2)	1,240,291	$7.83	1,240,291	2,759,709
Total Employee Transactions (3)	291,803	$8.12	N/A	N/A

(1)  Includes brokerage commissions.

(2)  As of December 31, 2012, we had repurchased an aggregate of 1,240,291 shares under the Repurchase Program.

(3)  Our 2010 Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During 2012, we issued 1,977,165 shares of common stock through the DRSPP generating net proceeds of $15,460,074.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may, from time to time, publicly offer and sell shares of our common stock through Cantor Fitzgerald & Co. in privately negotiated and/or at-the-market transactions.  During 2012, we did not issue any shares of common stock through our CEO Program.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2010, we adopted the 2010 Plan, as approved by our stockholders.  (For a description of the 2010 Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2012:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Stock Options	427,000	$10.14
Restricted Stock Units (or RSUs)	727,648		(2)
Total	1,154,648		$(2)	9,505,879	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.

(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2012, 43,875 RSUs were vested, 418,891 RSUs were subject to time based vesting and 264,882 RSUs had vesting subject to achieving a market condition.

(3) Number of securities remaining available for future issuance under equity compensation plans excludes stock options and RSUs presented in the table and 483,442 shares of restricted stock, which were issued and outstanding at December 31, 2012, which are not presented in the table.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2012	2011	2010	2009	2008

Operating Data:
Interest and dividend income on mortgage-backed securities	$499,030	$496,611	$390,953	$504,464	$519,788
Interest income on cash and cash equivalent investments	127	136	385	1,097	7,729
Interest expense	(171,670)	(149,411)	(145,125)	(229,406)	(342,688)
Net impairment losses recognized in earnings (1)	(1,200)	(10,570)	(12,277)	(17,928)	(5,051)
Unrealized net gains and net interest income from Linked Transactions	12,610	3,015	53,762	8,829	—
Gain/(loss) on sale of investment securities, net (2)	9,001	6,730	33,739	22,617	(24,530)
Loss on termination of Swaps (3)	—	—	—	—	(92,467)
Loss on termination of repurchase agreements (4)	—	—	(26,815)	—	—
Other income, net	10	1,082	1,464	1,563	1,901
Operating and other expense	(41,069)	(31,179)	(26,324)	(23,047)	(18,885)
Net income	$306,839	$316,414	$269,762	$268,189	$45,797
Preferred stock dividends	8,160	8,160	8,160	8,160	8,160
Net income available to common stock and participating securities	$298,679	$308,254	$261,602	$260,029	$37,637
Earnings per share — basic and diluted	$0.83	$0.90	$0.93	$1.06	$0.21
Dividends declared per share of common stock (5)	$0.88	$1.005	$0.890	$0.990	$0.810
Dividends declared per share of preferred stock	$2.125	$2.125	$2.125	$2.125	$2.125

Balance Sheet Data:
Mortgage-backed securities	$12,607,625	$10,912,977	$8,058,710	$8,757,954	$10,122,583
Cash and cash equivalents	401,293	394,022	345,243	653,460	361,167
Linked Transactions	12,704	55,801	179,915	86,014	—
Total assets	13,517,550	11,750,634	8,687,407	9,627,209	10,641,419
Repurchase agreements	8,752,472	7,813,159	5,992,269	7,195,827	9,038,836
Securitized debt	646,816	875,520	220,933	—	—
Swaps (in a liability position)	63,034	114,220	139,142	152,463	237,291
Total liabilities	10,206,544	9,252,874	6,436,960	7,458,947	9,384,342
Preferred stock, liquidation preference	96,000	96,000	96,000	96,000	96,000
Total stockholders’ equity	3,311,006	2,497,760	2,250,447	2,168,262	1,257,077

Other Data:
Average total assets	$12,942,171	$11,185,224	$8,242,541	$10,105,128	$9,973,789
Average total stockholders’ equity	$2,945,687	$2,701,204	$2,226,546	$1,777,311	$1,173,667
Return on average total assets (6)	2.31%	2.76%	3.17%	2.57%	0.38%
Return on average total stockholders’ equity (7)	10.14%	11.41%	11.75%	14.63%	3.21%
Total average stockholders’ equity to total average assets (8)	22.76%	24.18%	26.91%	17.59%	11.77%
Dividend payout ratio (9)	1.06%	1.12%	0.96%	0.93%	3.86%
Book value per share of common stock (10)	$8.99	$6.74	$7.68	$7.40	$5.29

(1)         Reflects OTTI through earnings related to Non-Agency MBS.  In addition, the 2008 period includes impairments of $5.1 million, of which $4.9 million reflected a full write-off of two unrated investment securities and $183,000 was an impairment charge against one Non-Agency MBS.

(2)         2012:  We sold certain Agency MBS for $168.9 million, realizing gross gains of $9.0 million.  2011:  We sold certain Agency MBS for $150.6 million, realizing gross gains of $6.7 million.  2010:  During the first quarter of 2010, we sold 52 of our longer term-to-reset Agency MBS for $931.9 million, realizing gross gains of $33.1 million.  (See Note (4) below.)  2009:  We sold 36 of our longer-term Agency MBS with an amortized cost of $628.3 million for $650.9 million, realizing gross gains of $22.6 million.  2008:  In response to tightening of market credit conditions in the first quarter, we decreased our debt-to-equity multiple.  In order to implement this strategy, we reduced our borrowings, by selling MBS with an amortized cost of $1.876 billion, realizing aggregate net losses of $24.5 million, comprised of gross losses of $25.1 million and gross gains of $571,000.

(3)         In March 2008, we terminated 48 Swaps, with an aggregate notional amount of $1.637 billion, in connection with the repayment of the repurchase agreements hedged by such Swaps.  These transactions resulted in us recognizing net losses of $91.5 million.  (See Note (2), above).  In addition, during 2008, we recognized losses of $986,000 in connection with two Swaps terminated in connection with the bankruptcies related to Lehman Brothers Holdings Inc. in September 2008.

(footnotes continued on next page)

(4)         In connection with sales of our Agency MBS in the first quarter of 2010, we terminated $657.3 million of repurchase agreement borrowings, incurring losses of $26.8 million.

(5)         During 2012 and 2011, we declared our common stock dividend in the third month of each calendar quarter.  For the periods presented prior to 2011, we declared dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend, which is typically declared during the fourth calendar quarter for tax reasons. Table excludes special cash dividend of $0.50 per share payable on April 10, 2013 to stockholders of record on March 18, 2013.

(6)         Reflects net income divided by average total assets.

(7)         Reflects net income divided by average total stockholders’ equity.

(8)         Reflects total average stockholders’ equity divided by total average assets.

(9)         Reflects dividends declared per share of common stock divided by earnings per share.

(10)  Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

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

At December 31, 2012, we had total assets of approximately $13.518 billion, of which $12.608 billion, or 93.3%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.225 billion of Agency MBS and $5.382 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, Linked Transactions and MBS-related receivables.

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

We are exposed to credit risk in our Non-Agency MBS portfolio, generally meaning that we are subject to credit losses in our Non-Agency MBS portfolio that correspond to the risk of delinquency, default and foreclosure on the real estate collateralizing our Non-Agency MBS.  In particular, we have significantly higher exposure in our Non-Agency MBS portfolio in California, Florida, New York, Virginia and New Jersey.  However, the remaining credit support built into Non-Agency MBS transaction structures is designed to mitigate the extent of expected credit losses.  In addition, we believe the discounted purchase prices paid on certain of our Non-Agency MBS effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves analysis focused primarily on quantifying and pricing credit risk.  Interest income on Non-Agency MBS purchased at a significant discount is recorded at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2012:

	December 31, 2012
	Agency MBS	Non-Agency MBS	Total	Percent
Underlying Mortgages	Fair Value (1)	Fair Value (2)	MBS (1)	of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$3,709,080	$1,390,126	$5,099,206	40.5%
Hybrids in adjustable period	1,062,760	2,265,490	3,328,250	26.4
15-year fixed rate	2,329,634	17,043	2,346,677	18.6
Greater than 15-year fixed rate	—	1,609,428	1,609,428	12.8
Floaters	119,563	100,078	219,641	1.7
Total	$7,221,037	$5,382,165	$12,603,202	100.0%

(1)  Does not include principal receivable in the amount of $4.4 million.

(2)  Does not reflect $47.8 million of Non-Agency MBS underlying our Linked Transactions.

As of December 31, 2012, approximately $9.055 billion, or 71.8%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.548 billion, or 28.2%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  At December 31, 2012, we had $219.6 million of MBS with interest rates that reset monthly.

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

Conditional prepayment rate (or CPR) levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the year ended December 31, 2012, our Agency MBS portfolio experienced a weighted average CPR of 19.8%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.0%.  Over the last consecutive eight quarters, ending with December 31, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 23.6% experienced during the quarter ended March 31, 2011 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 17.7%.

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

Loans underlying Agency ARM-MBS generally reset based on the same benchmark index, while Non-Agency MBS may be collateralized by mortgage loans that reset based on various benchmark indices and may contain fixed-rate mortgages.  The ARMs collateralizing our Agency MBS are primarily comprised of Hybrids; which have interest rates that are typically fixed for three to ten years at origination and, thereafter, generally adjust annually to an increment over a specified interest rate index; and, to a lesser extent, ARMs, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index.

Because the expected yields on our Non-Agency MBS are significantly greater than the expected yields on non-credit sensitive assets, we believe that changes in Non-Agency MBS prices are generally not highly correlated to changes in market interest rates and are more significantly impacted by general economic conditions and housing specific performance.  Yields on Non-Agency MBS, unlike Agency MBS, will exhibit sensitivity to changes in credit performance.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our Agency ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at December 31, 2012:

Lifetime Interest Rate Caps on Agency ARMs (1)

Maximum Lifetime Interest Rate	% of Total
6.0% to 8.0%	16.6%
>8.0% to 10.0%	52.5
>10.0% to 12.0%	28.3
>12.0%	2.6
100.0%

Interim Interest Rate Caps on Agency ARMs (2)

Maximum Interim Change in Rate	% of Total
<1.0%	1.3%
>1.0% and <3.0%	21.0
>3.0% and <5.0%	75.0
>5.0%	0.1
No interim caps	2.6
100.0%

(1)  Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM.

(2)  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2012, we had net unrealized gains of $200.9 million on our Agency MBS, comprised of gross unrealized gains of $202.4 million and gross unrealized losses of $1.5 million, and had net unrealized gains on our Non-Agency MBS of $623.9 million, comprised of gross unrealized gains of $630.2 million and gross unrealized losses of $6.3 million.  At December 31, 2012, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative hedging instruments, which are currently comprised of Swaps.

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2012, we entered into one new Swap with a notional amount of $100.0 million and a fixed-pay rate of 0.48% and had Swaps with an aggregate notional amount of $958.3 million and a weighted average fixed-pay rate of 3.87% amortize and/or expire.  At December 31, 2012, we had Swaps with an aggregate notional amount of $2.520 billion with a weighted average fixed-pay rate of 2.31% and a weighted average variable interest rate of 0.22%.

Recent Market Conditions and Our Strategy

During 2012, we continued to invest in both Agency and Non-Agency MBS, as reflected by the increase in the size of our MBS portfolio at December 31, 2012.  During the year ended December 31, 2012, we acquired approximately (i) $2.246 billion of Agency MBS at a weighted average purchase price of 104.9% of par value and (ii) $1.351 billion of Non-Agency MBS at a weighted average purchase price of 76.1% of par value.  At December 31, 2012, our combined MBS portfolio was approximately $12.608 billion compared to $10.913 billion at December 31, 2011.

Due to the interest rate environment in 2012, yields on acquired assets were lower than in prior periods.  At the end of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 47 basis points to 3.58% for 2012 from 4.05% for 2011.  In addition, the net Agency MBS yield decreased to 2.83% for 2012, from 3.50% for 2011.  Our Non-Agency MBS portfolio yielded 6.76% for 2012 compared to 7.55% for 2011.  The decrease in the yield on our Non-Agency MBS portfolio is primarily due to the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.

Our MBS portfolio acquisitions during 2012 reflected attractive investment opportunities and the continued availability of financing.  We were able to selectively find relative value in the Agency MBS market due, in part, to the positively-sloped U.S. Treasury and LIBOR yield curves and low funding costs.  Additionally, Non-Agency MBS were available in the marketplace at discounts to par value.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities.  The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  Given rising multifamily rents, limited housing construction, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation, there have been increasing signs of home price appreciation.  However, we believe that we are appropriately factoring in the uncertainty regarding housing fundamentals into our cash flow projection and credit reserve analysis.  A combination of both home price appreciation and mortgage amortization has led to a decrease in the Loan-to-Value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio.  Due to this lower LTV, we have reduced estimated future losses within our Non-Agency portfolio.  As a result, during 2012 we transferred $152.5 million to accretable discount from Credit Reserve.  This increase in accretable discount prospectively increases the yield on Non-Agency MBS and will be realized in income over the life of the assets. We expect that the majority of our assets will remain in Agency MBS.

Our book value per common share grew to $8.99 as of December 31, 2012, compared to $6.74 at December 31, 2011.  The 33.4% increase in book value per share in 2012 was the result of our total return strategy of investing in both Agency and discounted Non-Agency residential MBS.  At December 31, 2012, $5.382 billion, or 42.7% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $47.8 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  For the year ended December 31, 2012, we experienced an increase of $1.607 billion in the market value of our Non-Agency MBS primarily due to the addition of $1.351 billion of newly acquired assets which was partially offset by $740.3 million of principal repayments on the entire Non-Agency MBS portfolio and an increase in net unrealized gains of $784.6 million for the portfolio as a result of market price appreciation.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during 2012 resulting in Non-Agency MBS of $175.2 million, previously included as a component of Linked Transactions, being recognized as Non-Agency MBS on our consolidated balance sheet at December 31, 2012.

With $401.3 million of cash and cash equivalents and $473.7 million of unpledged Agency MBS at December 31, 2012, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  In 2013 we intend to continue to selectively acquire Agency MBS and Non-Agency MBS.  We believe that our Non-Agency assets will be positively impacted going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance.  In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value as of December 31, 2012.

To finance the growth of our portfolio, we continue to pursue diversified financing sources, including longer term forms of repurchase agreement financing and resecuritizations.  During the fourth quarter of 2012, we added a $75.5 million two-year repurchase agreement.  During the third quarter of 2012, we extended by 13 months through January 2016 the maturity of our multi-year collateralized financing arrangements that effectively provides financing for approximately $500 million of Non-Agency MBS.  The financing obtained under these arrangements was increased by approximately $200 million in the first quarter of 2012.  During the second quarter of 2012, we added a $350.0 million three-year repurchase agreement and a $90.0 million 18-month repurchase agreement to finance Non-Agency MBS assets, and we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering of Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  In addition, in the second quarter of 2012, we sold $433.3 million in principal amount of Non-Agency MBS as a part of a resecuritization.  In connection with this transaction, $186.7 million of senior bonds rated “AAA” by DBRS, Inc. were issued to third-party investors via a trust.  These bonds, with an average life of 1.9 years, were priced at a 2.75% yield.  While funding obtained under our multi-year financing agreements is incrementally more expensive than short-term repurchase agreement financing by 100-150 basis points, we believe the certainty of the committed term justifies the additional cost.  Consequently, we anticipate that the net interest spread for the portion of the portfolio financed using these multi-year financing arrangements will be lower in future periods.  See “Liquidity and Capital Resources” below for more information regarding our financing sources and strategies.

The financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At December 31, 2012, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt and Senior Notes outstanding, payable for unsettled MBS purchases, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.0x.  (See table on page 44 under Results of Operations that presents our quarterly leverage multiples since March 31, 2011.)

During the year ended December 31, 2012, the U.S. Federal Reserve announced that it intends to keep the target range for the Federal Funds rate at 0% to 0.25% and anticipates that exceptionally low levels are likely to be warranted at least through mid-2015.  The U.S. Federal Reserve also announced that it will increase its holdings of Agency MBS by $40 billion per month until the labor market improves.  It is also continuing its policy of reinvesting principal payments from existing Agency holdings, bringing total monthly purchases near $85 billion.  These actions have put downward pressure on Agency MBS yields.

Recent Developments

Following a detailed review of tax calculations, we determined that our originally calculated taxable income for certain years did not fully include the impact of discount accretion and premium amortization for certain MBS within our portfolio.  In addition, the Company utilizes a reconciliation process to compare its calculation of GAAP income to taxable income, and this reconciliation process did not identify the underreporting of taxable income.  Consequently, our Board of Directors declared a special cash dividend of $0.50 per share of common stock payable on April 10, 2013, to stockholders of record on March 18, 2013.  Approximately $130.3 million of this distribution will be allocated to the previously undistributed REIT taxable income for 2010 and 2011, with the remainder available to satisfy a portion of 2012 taxable income undistributed to date.

Although determination of our 2012 taxable REIT income will not be finalized until the timely filing of our 2012 tax return, which is expected to occur in the third quarter of 2013, we currently estimate that taxable income for 2012 exceeds distributions paid in respect of such year.  Before filing our 2012 tax return, as noted above we may elect to apply, on an asset-by-asset basis, an alternative methodology for calculating taxable income for certain Non-Agency MBS acquired in 2012.  While application of this alternative methodology may reduce the final determination of 2012 taxable income, we expect that taxable income will still exceed distributions paid and declared to date in respect of 2012.  We expect that our Board of Directors will declare additional dividends in 2013 to address any undistributed taxable income.

Information About Our Assets

The tables below present certain information about our asset allocation at December 31, 2012.

ASSET ALLOCATION

GAAP Basis

			Non-Agency		MBS
At December 31, 2012	Agency MBS		MBS		Portfolio	Cash (1)	Other, net (2)	Total
(Dollars in Thousands)
Amortized Cost	$7,024,517		$4,758,300		$11,782,817	$406,309	$(107,330)	$12,081,796
Market Value	$7,225,460		$5,382,165		$12,607,625	$406,309	$(107,330)	$12,906,604
Less Payable for Unsettled Purchases	(33,479)		—		(33,479)	—	—	(33,479)
Less Repurchase Agreements	(6,353,489)		(2,398,983)		(8,752,472)	—	—	(8,752,472)
Less Securitized Debt	—		(646,816)		(646,816)	—	—	(646,816)
Less Senior Notes	—		—		—	—	(100,000)	(100,000)
Equity Allocated	$838,492		$2,336,366		$3,174,858	$406,309	$(207,330)	$3,373,837
Less Swaps at Market Value	—		—		—	—	(62,831)	(62,831)
Net Equity Allocated	$838,492		$2,336,366		$3,174,858	$406,309	$(270,161)	$3,311,006
Debt/Net Equity Ratio (3)	7.62	x	1.30	x				3.03	x

Non-GAAP Adjustments

		Non-Agency	MBS
At December 31, 2012	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (4)	Total
(Dollars in Thousands)
Amortized Cost	$—	$43,817	$43,817	$—	$85,459	$129,276
Market Value	$—	$47,828	$47,828	$—	$85,459	$133,287
Repurchase Agreements	—	375,540	375,540	—	—	375,540
Multi-year Collateralized Financing Arrangements	—	(508,827)	(508,827)	—	—	(508,827)
Equity Allocated	$—	$(85,459)	$(85,459)	$—	$85,459	$—
Less Swaps at Market Value	—	—	—	—	—	—
Net Equity Allocated	$—	$(85,459)	$(85,459)	$—	$85,459	$—

Non-GAAP Basis

Non-Agency	MBS
At December 31, 2012	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (6)	Total
(Dollars in Thousands)
Amortized Cost	$7,024,517	$4,802,117	$11,826,634	$406,309	$(21,871)	$12,211,072
Market Value	$7,225,460	$5,429,993	$12,655,453	$406,309	$(21,871)	$13,039,891
Less Payable for Unsettled Purchases	(33,479)	—	(33,479)	—	—	(33,479)
Less Repurchase Agreements	(6,353,489)	(2,023,443)	(8,376,932)	—	—	(8,376,932)
Less Multi-year Collateralized Financing Arrangements	—	(508,827)	(508,827)	—	—	(508,827)
Less Securitized Debt	—	(646,816)	(646,816)	—	—	(646,816)
Less Senior Notes	—	—	—	—	(100,000)	(100,000)
Equity Allocated	$838,492	$2,250,907	$3,089,399	$406,309	$(121,871)	$3,373,837
Less Swaps at Market Value	—	—	—	—	(62,831)	(62,831)
Net Equity Allocated	$838,492	$2,250,907	$3,089,399	$406,309	$(184,702)	$3,311,006
Debt/Net Equity Ratio (5)	7.62	x	1.41	x	3.04	x

(1) Includes cash, cash equivalents and restricted cash.

(2) Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.

(3)  For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained of $508.8 million and Senior Notes.

(4) Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and contemporaneous repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheet.

(5) For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases, multi-year collateralized financing arrangements of $508.8 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $410.8 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $410.8 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2012:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,674,980	104.4%	107.0%	$1,792,740	14	3.32%	10.2%
HARP (4)	203,929	104.8	106.7	217,506	10	3.16	7.4
Other (Post June 2009) (5)	296,277	103.4	106.9	316,864	30	4.19	29.1
Other (Pre June 2009) (6)	2,347	104.9	107.5	2,524	43	4.50	20.9
Total 15-Year Fixed Rate	$2,177,533	104.3%	107.0%	$2,329,634	16	3.43%	13.0%

Hybrid:
Other (Post June 2009) (5)	$2,697,573	103.9%	105.5%	$2,846,944	22	3.26%	21.9%
Other (Pre June 2009) (6)	1,722,463	101.4	106.9	1,841,275	70	4.10	23.0
Total Hybrid	$4,420,036	102.9%	106.1%	$4,688,219	41	3.59%	22.3%
CMO/Other	$195,199	102.4%	104.1%	$203,184	145	2.75%	10.7%
Total Portfolio	$6,792,768	103.3%	106.3%	$7,221,037	36	3.51%	19.2%

(1)  Does not include principal payments receivable of $4.4 million at December 31, 2012.

(2)  Weighted average is based on MBS current face at December 31, 2012.

(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.

(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with loan-to-value ratio (or LTV) greater than or equal to 80% at origination.

(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.

(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of December 31, 2012:

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$520,202	104.2%	104.9%	$545,528	3	3.04%	99%	2.6%
3.0	546,780	105.9	106.6	582,904	6	3.49	100	4.2
3.5	21,756	103.5	106.8	23,243	26	4.16	100	25.7
4.0	907,891	103.3	108.3	982,796	26	4.40	81	18.8
4.5	180,904	105.2	107.9	195,163	29	4.87	31	24.5
Total 15-Year Fixed Rate	$2,177,533	104.3%	107.0%	$2,329,634	16	3.88%	86%	13.0%

(1)  Does not include principal payments receivable of $4.4 million at December 31, 2012.

(2)  Weighted average is based on MBS current face at December 31, 2012.

(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTV greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2012:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$1,195,531	103.3%	105.4%	$1,260,379	3.43%	29	30	24%	26.1%
Agency 7/1	1,463,829	104.4	105.6	1,546,339	3.14	17	67	21	18.7
Agency 10/1	38,213	104.4	105.3	40,226	2.95	6	113	—	12.4
Total Hybrids Post June 2009	$2,697,573	103.9%	105.5%	$2,846,944	3.26%	22	51	22%	21.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$870,664	101.6%	106.8%	$929,622	2.80%	78	6	51%	12.6%
Coupon >= 4.5% (6)	851,799	101.2	107.0	911,653	5.42	62	25	78	32.8
Total Hybrids Pre June 2009	$1,722,463	101.4%	106.9%	$1,841,275	4.10%	70	15	64%	23.0%
Total Hybrids	$4,420,036	102.9%	106.1%	$4,688,219	3.59%	41	37	38%	22.3%

(1)  Does not include principal payments receivable of $4.4 million at December 31, 2012.

(2)  Weighted average is based on MBS current face at December 31, 2012.

(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2012.

(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.

(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of December 31, 2012 and December 31, 2011:

	December 31,
(In Thousands)	2012		2011
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$6,509,560		$5,414,353
Fair Value	5,382,165		3,775,446
Amortized Cost	4,758,300		3,936,211
Purchase Discount Designated as Credit Reserve and OTTI	(1,380,506	)(1)	(1,228,766	)(2)
Purchase Discount Designated as Accretable	(371,626)		(250,479)
Purchase Premiums	872		1,103

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$52,277		$289,536
Fair Value	47,828		225,969
Amortized Cost	43,817		237,595
Purchase Discount Designated as Credit Reserve	(6,051)		(45,735)
Purchase Discount Designated as Accretable	(2,409)		(6,206)

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,561,837		$5,703,889
Fair Value	5,429,993		4,001,415
Amortized Cost	4,802,117		4,173,806
Purchase Discount Designated as Credit Reserve and OTTI	(1,386,557	)(3)	(1,274,501	)(4)
Purchase Discount Designated as Accretable	(374,035)		(256,685)
Purchase Premiums	872		1,103

(1)  Includes discount designated as Credit Reserve of $1.332 billion and OTTI of $48.7 million.

(2)  Includes discount designated as Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(3)  Includes discount designated as Credit Reserve of $1.338 billion and OTTI of $48.7 million.

(4) Includes discount designated as Credit Reserve of $1.220 billion and OTTI of $54.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the years ended December 31, 2012 and 2011 on both a GAAP and Non-GAAP basis.

	For the Year Ended December 31,
	2012		2011
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	38,185	—	42,358
Realized credit losses	162,458	—	33,074	—
Purchases	(427,741)	3,497	(402,093)	(23,440)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(10,570)	—
Unlinking of Linked Transactions	(38,662)	(9,424)	(127,102)	(15,828)
Transfers/release of credit reserve	152,539	(152,539)	24,502	(24,502)
Balance at end of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)

	For the Year Ended December 31,
	2012		2011
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(45,735)	$(6,206)	$(99,094)	$(45,756)
Accretion of discount	—	958	—	2,928
Realized credit losses	1,442	—	1,042	—
Purchases	—	—	(74,805)	1,395
Unlinking of Linked Transactions	38,662	2,419	127,102	35,247
Transfers/release of credit reserve	(420)	420	20	(20)
Balance at end of period	$(6,051)	$(2,409)	$(45,735)	$(6,206)

	For the Year Ended December 31,
	2012		2011
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,274,501)	$(256,685)	$(845,772)	$(274,722)
Accretion of discount	—	39,143	—	45,286
Realized credit losses	163,900	—	34,116	—
Purchases	(427,741)	3,497	(476,898)	(22,045)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(10,570)	—
Unlinking of Linked Transactions	—	(7,005)	—	19,419
Transfers/release of credit reserve	152,119	(152,119)	24,522	(24,522)
Balance at end of period	$(1,386,557)	$(374,035)	$(1,274,501)	$(256,685)

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

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the periods presented:

	For the Year Ended December 31,
	2012	2011	2010
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.91%	6.30%	7.37%
Effective Yield Adjustment (2)	0.85	1.25	2.42
Net Yield	6.76%	7.55%	9.79%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.04%	5.80%	5.33%
Effective Yield Adjustment (2)	1.16	0.75	1.96
Net Yield	6.20%	6.55%	7.29%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.90%	6.25%	6.85%
Effective Yield Adjustment (2)	0.85	1.19	2.31
Net Yield	6.75%	7.44%	9.16%

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

The information in the above tables, on pages 35-37, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement.  Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception.  As of December 31, 2012 approximately $409 million of the approximately $509 million U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash.  This subsequent repurchase transaction has a term of 90 days at inception.  The remaining approximately $100 million of U.S. Treasury collateral obtained was sold for cash, as permitted under the reverse repurchase agreement.  For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 32, the obligation to return the $509 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions.  However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset.  For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S.

Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the Obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 32 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our MBS at December 31, 2012 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$714	4.19%	$1,997	2.32%	$6,171,305	2.84%	$6,174,016	$6,351,621	2.83%
Freddie Mac	—	—	—	—	835,724	2.90	835,724	858,560	2.90
Ginnie Mae	—	—	—	—	14,777	1.93	14,777	15,279	1.93
Total Agency MBS	$714	4.19%	$1,997	2.32%	$7,021,806	2.83%	$7,024,517	$7,225,460	2.83%
Non-Agency MBS	$—	—%	$16,175	6.06%	$4,742,125	6.76%	$4,758,300	$5,382,165	6.76%
Total MBS	$714	4.19%	$18,172	5.27%	$11,763,931	4.37%	$11,782,817	$12,607,625	4.37%

(1)  We did not have any MBS with contractual maturities of less than one year at December 31, 2012.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1-7% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral).  Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to such counterparties at December 31, 2012, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Germany	1	$530,703		$(14,098)	$227,288	1.68%
Switzerland	3	1,409,357		—	915,621	6.76
France	1	462,239		—	23,305	0.17
Holland	1	345,307		203	13,645	0.10
United Kingdom	2	991,199		(22,076)	58,184	0.43
Total	8	3,738,805		(35,971)	1,238,043	9.14%
Other Countries:
United States	11	$4,225,500		$(26,860)	$688,570	5.08%
Japan	4	758,093		—	52,636	0.39
Other	3	565,345		—	125,883	0.93
Total	18	5,548,938		(26,860)	867,089	6.40%
Total Counterparty Exposure	26	$9,287,743	(3) (4)	$(62,831)	$2,105,132	15.54%

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

(4)  Includes $35.3 million of repurchase agreements which are a component of our Linked Transactions.

At December 31, 2012, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Variances between GAAP and Tax Income

Due to the potential timing differences in the recognition of GAAP net income compared to REIT taxable income on our investments, our net income and the unamortized amount of purchase discounts and premiums calculated in accordance with GAAP may differ significantly from such amounts calculated for purposes of determining our REIT taxable income.  At December 31, 2012, net premiums on our Agency MBS portfolio (excluding net premiums on MBS purchased but not yet settled) were $225.9 million compared to an estimated $243.3 million for tax purposes.  In accordance with GAAP, a portion of the purchase discounts on our Non-Agency MBS are allocated to a Credit Reserve and, as such, are not expected to be accreted into interest income.  In addition, under GAAP, certain Non-Agency MBS underlying our Linked Transactions are not reported as MBS; however, for purposes of determining our REIT taxable income, all Non-Agency MBS, including those underlying Linked Transactions, are treated as being owned and the purchase discounts associated with these securities are accreted into taxable income over the life of the applicable security.  Under GAAP, we had net purchase discounts on our Non-Agency MBS portfolio of $1.751 billion, which when combined with purchase discounts of $8.5 million related to securities underlying our Linked Transactions, resulted in total net purchase discounts on Non-Agency MBS of $1.760 billion at December 31, 2012.  Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP.  These differences are primarily due to the fact that for tax purposes: (i) certain of the MBS contributed to the variable interest entities (or VIEs) used to facilitate resecuritization transactions were deemed to be sold; (ii) the tax portfolio includes certain securities issued by these VIEs; and (iii)  Non-Agency MBS underlying linked transactions are included in our tax portfolio.  In addition, for our Non-Agency MBS tax portfolio, potential timing differences arise with respect to the accretion of market discount into income and recognition of actual and estimated realized losses for tax purposes as compared to GAAP.  These differences result in net purchase discounts for tax on our Non-Agency MBS at December 31, 2012 that are currently estimated at $1.360 billion.  However, estimated premiums on our Agency MBS and discounts on our Non-Agency MBS for tax purposes are subject to revision on completion of our 2012 REIT tax return, which is not required to be filed, including extensions, until the third quarter of 2013.

The determination of taxable income attributable to Non-Agency MBS is dependent on a number of factors, including principal payments, defaults and loss severities.  In projecting taxable income for Non-Agency MBS during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  In calculating taxable income on Non-Agency MBS realized losses are applied not in the aggregate but rather on an asset-by-asset basis.  In addition, the application of losses for the calculation of taxable income depends on the method of discount accretion elected, again, on an asset-by-asset basis.  Finally, even using the discount accretion method that results in lower income recognition in earlier periods, realized losses impact only the amount of market discount accretion recognized in the period in which the loss occurs and future periods.  Therefore, while realized losses on Non-Agency MBS will result in a reduction of taxable income, this reduction occurs gradually and primarily in periods after such losses are incurred.

Resecuritizations

For tax purposes, depending on the transaction structure, a resecuritization transaction may be treated either as a sale or a financing of the underlying MBS.  Income recognized from resecuritization transactions will differ for tax and GAAP.  For tax purposes, we own and may in the future acquire interests in resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the financial crisis.  In particular the Dodd-Frank Act created a new regulator housed within the Federal Reserve System, an independent bureau known as the Consumer Financial Protection Bureau (or the CFPB), which has broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

The implementation of the Dodd-Frank Act requires numerous regulations, many of which (including those mentioned above regarding underwriting and risk retention requirements) have only recently been finalized and are not effective.  Several significant Dodd-Frank Act rulemakings have yet to be finalized.  Thus, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

`Table of Contents

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our results for 2012 were generally influenced by the impact of declining net interest rate spreads.  These declining spreads were primarily attributable to lower net yields on both Agency and Non-Agency MBS.  Yields on Agency MBS were impacted, particularly in the second half of the year, by the lower interest rate environment and marginally higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates.  In addition, our holdings of Non-Agency MBS increased by approximately $1.607 billion throughout 2012, primarily due to the addition of $1.351 billion of newly acquired assets which was partially offset by $740.3 million of principal repayments on the entire Non-Agency MBS portfolio and an increase in net unrealized gains of $784.6 million for the portfolio as a result of market price appreciation.

For 2012, we had net income available to our common stock and participating securities of $298.7 million, or $0.83 per basic and diluted common share, compared to net income available to common stock and participating securities of $308.3 million, or $0.90 per basic and diluted common share, for 2011.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis, were generally influenced by the impact of declining net interest rate spreads.  These declining spreads were primarily attributable to lower net yields on both Agency and Non-Agency MBS.  For Agency MBS, the spread impact of declining net yields was partially offset by decreased funding costs, particularly in the second half of the year.  For Non-Agency MBS, in addition to yield declines, spreads were also impacted to some extent by incrementally higher funding costs resulting from longer terms of financing.  Yields on Agency MBS were impacted by the lower interest rate environment and higher CPRs, while yields on Non-Agency MBS were primarily impacted by the addition of lower yielding assets and changes in expected future interest rates.

Interest income on our Agency MBS for 2012 decreased $45.9 million, or 19.0% to $196.1 million from $242.0 million for 2011.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.83% for 2012 from 3.50% for 2011 partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $6.926 billion for 2012 from $6.921 billion for 2011.  During 2012, our Agency MBS portfolio experienced a 19.8% CPR and we recognized $52.0 million of net premium amortization compared to a CPR of 19.0% and $38.2 million of net premium amortization for 2011.  At the end of 2012, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2011, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 47 basis points to 3.58% for 2012 from 4.05% for 2011.  At December 31, 2012, we had net purchase premiums on our Agency MBS of $227.3 million, or 3.3% of current par value, compared to net purchase premiums of $177.7 million and 2.6% of par value at December 31, 2011.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $48.4 million, or 19.0% for 2012 to $303.0 million compared to $254.6 million for 2011, principally due to the increase in the amortized cost of our Non-Agency MBS portfolio.  For 2012, the average amortized cost of our Non-Agency MBS increased by $1.109 billion, or 32.9%, to $4.482 billion, from $3.374 billion for 2011.  The growth in our Non-Agency MBS has primarily been funded with longer term forms of repurchase agreement financings.  In addition, certain of our Non-Agency MBS underlying Linked Transactions became delinked during 2012, due to the repayment of the repurchase agreement financing.  These delinkings resulted in Non-Agency MBS of $175.2 million, previously included as a component of Linked Transactions, being recognized as Non-Agency MBS on our consolidated balance sheet at December 31, 2012.  Our Non-Agency MBS portfolio yielded 6.76% for 2012 compared to 7.55% for 2011.  The decrease in the yield on our Non-Agency MBS is primarily due to the impact of lower yields on assets purchased during 2012 as well as the flattening (downward movement in the later years) of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS.  During 2012, we recognized net purchase discount accretion of $38.0 million on our Non-Agency MBS, compared to $42.2 million for 2011.  At December 31, 2012, we had net purchase discounts of $1.751 billion, including Credit Reserve and previously recognized OTTI of $1.381 billion, on our Non-Agency MBS, or 26.9% of par value.  During 2012 we reallocated $152.5 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS (1)			Non-Agency MBS (1)			Total MBS (1)
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Quarter Ended	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR	Yield (2)	Yield (3)	CPR
December 31, 2012	3.38%	2.59%	19.23%	5.85%	6.70%	15.53%	4.37%	4.23%	17.67%
September 30, 2012	3.49	2.66	21.62	5.90	6.65	15.42	4.45	4.25	19.08
June 30, 2012	3.68	2.95	20.39	5.89	6.77	14.87	4.57	4.47	18.20
March 31, 2012	3.78	3.15	17.90	6.02	6.95	14.05	4.62	4.57	16.48

December 31, 2011	3.79	3.14	19.35	6.07	7.02	13.07	4.60	4.51	17.19
September 30, 2011	3.98	3.37	19.29	6.15	7.25	14.66	4.75	4.75	17.97
June 30, 2011	4.14	3.68	16.57	6.41	7.84	14.63	4.87	5.01	16.03
March 31, 2011	4.32	3.84	20.95	6.83	8.58	14.80	5.00	5.12	19.39

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

The following table presents information about average balances of our MBS portfolio by category and associated income for the years ended December 31, 2012 and 2011.

(Dollars in Thousands)	Average Amortized Cost (1)	Interest Income	Weighted Average Coupon	Coupon Yield (2)	Net Asset Yield (3)

Year Ended December 31, 2012
Agency MBS	$6,925,973	$196,058	3.76%	3.58%	2.83%
Non-Agency MBS, including transfers to a consolidated VIE	4,482,281	302,972	4.34	5.91	6.76
Total	$11,408,254	$499,030	4.04%	4.50%	4.37%
Year Ended December 31, 2011
Agency MBS	$6,921,494	$241,994	4.22%	4.05%	3.50%
Non-Agency MBS, including transfers to a consolidated VIE	3,373,534	254,617	4.64	6.30	7.55
Total	$10,295,028	$496,611	4.39%	4.79%	4.82%

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income, as the yields on such funds remain at historically low levels, decreased to $127,000 for 2012 from $136,000 for 2011.  Our average cash investments were $382.4 million and yielded 0.03% for 2012 compared to average cash investments of $459.4 million that yielded 0.03% for 2011.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

At December 31, 2012, we had repurchase agreement borrowings of $8.752 billion and securitized debt of $646.8 million, of which $2.520 billion was hedged with Swaps.  At December 31, 2012, our Swaps had a weighted average fixed-pay rate of 2.31% and extended 17 months on average with a maximum remaining term of approximately 48 months.

Our interest expense for 2012 increased by 22.3 million, or 14.9%, to $171.7 million, from $149.4 million for 2011.  This increase primarily reflects the combined impact of an increase in our average borrowings and the higher effective interest rate paid particularly on borrowings to finance Non-Agency MBS, as well as on securitized debt and Senior Notes.  The following table presents information regarding the components of our interest expense for the years ended 2012 and 2011:

(Dollars in Thousands)	Average Balance	Interest Expense	Average Cost of Funds (1)

Year Ended December 31, 2012
Agency Repurchase Agreements	$6,241,623	$97,094	1.56%
Non-Agency Repurchase Agreements	2,090,031	51,673	2.47
Total Repurchase Agreements	8,331,654	148,767	1.79
Securitized Debt	852,656	17,106	2.01
Senior Notes (2)	72,404	5,797	8.01
Total	$9,256,714	$171,670	1.85%

Year Ended December 31, 2011
Agency Repurchase Agreements	$6,168,092	$113,062	1.83%
Non-Agency Repurchase Agreements	1,416,663	24,677	1.74
Total Repurchase Agreements	7,584,755	137,739	1.82
Securitized Debt	784,120	11,672	1.49
Total	$8,368,875	$149,411	1.79%

(1)  Reflects the annualized interest expense divided by the average balance and includes the cost of Swaps designated as hedges against repurchase agreements.

(2)  We did not have any Senior Notes prior to April 11, 2012.

The following table presents information about our securitized debt at December 31, 2012:

	At December 31, 2012
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$237,258	1.21%
30 Day LIBOR + 125 basis points	265,539	1.46
Fixed Rate	144,019	2.85
Total	$646,816	1.68%

The effective interest rate paid on our borrowings increased to 1.85% for 2012 from 1.79% for 2011.  This increase reflects additional higher cost longer-term financing associated with our Non-Agency MBS portfolio, the issuance of fixed-rate securitized debt in February 2012, the issuance of our Senior Notes in April 2012 partially offset by the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $73.3 million, or 79 basis points, for 2012, compared to interest expense of $95.7 million, or 114 basis points, for 2011.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.68% for 2012 from 3.13% for 2011.  The weighted average variable interest rate received on our Swaps increased slightly to 0.27% for 2012 from 0.25% for 2011.  During 2012, we entered into one new Swap with a notional amount of $100.0 million, a fixed-pay rate of 0.48% and an initial maturity of four years, and had Swaps with an aggregate notional amount of $958.3 million and a weighted average fixed-pay rate of 3.87% amortize and/or expire.

We expect that our interest expense and funding costs for 2013 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our future borrowing costs cannot be predicted with any certainty.  (See Notes 4, 7 and 15 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)		Non-GAAP Leverage Multiple (2)
December 31, 2012	3.0	(3)	3.0
September 30, 2012	3.2	(3)	3.2
June 30, 2012	3.6	(4)	3.6
March 31, 2012	3.4	(3)	3.5

December 31, 2011	3.6	(5)	3.7
September 30, 2011	3.4	(6)	3.5
June 30, 2011	3.2	(7)	3.3
March 31, 2011	2.9		3.0

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligation to return securities obtained as collateral, and Senior Notes, divided by stockholders’ equity.

(2) The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligation to return securities obtained as collateral, Senior Notes  and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $35.3 million, $36.4 million, $51.2 million, $84.8 million, $170.9 million, $193.0 million, $225.4 million and $304.1 million at December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 4 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

(3)  The decrease compared to the prior quarter primarily reflects an increase in the market value of our Non-Agency MBS.

(4)  The increase compared to the prior quarter primarily reflects a higher use of financing structures and the issuance of Senior Notes during the quarter.

(5)  The increase compared to the prior quarter primarily reflects a decline in the market value of our Non-Agency MBS and increased use of structured financing to acquire Non-Agency MBS.

(6)  The increase compared to the prior quarter primarily reflects a decline in the market value of our Non-Agency MBS.

(7)  The increase compared to the prior quarter primarily reflects the use of resecuritization to finance a portion of our Non-Agency MBS portfolio.

For 2012, our net interest income decreased by $19.8 million, or 5.7%, to $327.5 million from $347.3 million for 2011.  This decrease primarily reflects the impact of additional lower yielding MBS and increases in our average borrowings and the higher effective interest rate paid on such borrowings.  Our net interest spread and margin for 2012 were 2.38% and 2.78%, respectively, compared to a net interest spread and margin of 2.83% and 3.23%, respectively, for 2011.

The following table presents information regarding our average balances, interest income and expense, yields on average interest-earning assets, average cost of funds and net interest income for the quarters presented:

Quarter Ended	Average Amortized Cost of MBS (1)	Interest Income on MBS	Average Interest Earning Cash (2)	Total Interest Income	Yield on Average Interest- Earning Assets (3)	Average Balance of Financing Arrangements (4)	Interest Expense	Average Cost of Funds	Net Interest Income
(Dollars in Thousands)
December 31, 2012	$11,807,038	$124,925	$405,490	$124,968	4.09%	$9,654,253	$43,054	1.77%	$81,914
September 30, 2012	11,778,939	125,097	406,488	125,135	4.11	9,660,381	45,801	1.89	79,334
June 30, 2012	11,219,055	125,504	292,302	125,531	4.36	8,981,553	42,688	1.91	82,843
March 31, 2012	10,819,531	123,504	424,691	123,523	4.39	8,721,868	40,127	1.85	83,396

December 31, 2011	11,000,704	123,964	402,958	123,994	4.35	8,899,013	38,811	1.73	85,183
September 30, 2011	11,010,686	130,741	548,339	130,766	4.53	9,034,044	38,752	1.70	92,014
June 30, 2011	10,545,419	132,082	432,005	132,109	4.81	8,473,314	37,195	1.76	94,914
March 31, 2011	8,587,526	109,824	453,730	109,878	4.86	7,041,406	34,653	1.99	75,225

(1)  Unrealized gains and losses are not reflected in the average amortized cost of MBS.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  Reflects annualized interest income divided by average amortized cost of interest-earning assets.

(4)  Includes repurchase agreements, securitized debt and Senior Notes.

The following table presents our net interest spread and net interest margin for the quarters presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest	Net Interest
Quarter Ended	Spread (1)	Margin (2)
December 31, 2012	2.32%	2.69%
September 30, 2012	2.22	2.61
June 30, 2012	2.45	2.87
March 31, 2012	2.54	2.96

December 31, 2011	2.62	3.00
September 30, 2011	2.83	3.20
June 30, 2011	3.05	3.46
March 31, 2011	2.87	3.31

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)  Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarters presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2012	2.59%	1.36%	1.23%	6.70%	2.42%	4.28%	4.23%	1.71%	2.52%
September 30, 2012	2.66	1.53	1.13	6.65	2.41	4.24	4.25	1.82	2.43
June 30, 2012	2.95	1.63	1.32	6.77	2.32	4.45	4.47	1.85	2.62
March 31, 2012	3.15	1.71	1.44	6.95	2.17	4.78	4.57	1.85	2.72

December 31, 2011	3.14	1.71	1.43	7.02	1.78	5.24	4.51	1.73	2.78
September 30, 2011	3.37	1.74	1.63	7.25	1.61	5.64	4.75	1.70	3.05
June 30, 2011	3.68	1.82	1.86	7.84	1.57	6.27	5.01	1.76	3.25
March 31, 2011	3.84	2.10	1.74	8.58	1.62	6.96	5.12	1.99	3.13

(1) Annualized interest income on MBS divided by average amortized cost of MBS.

(2) Annualized interest expense divided by average balance of repurchase agreements and securitized debt.

(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

During 2012, we recognized OTTI charges through earnings of $1.2 million against our Non-Agency MBS compared to $10.6 million during the year ended 2011.  These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2012, we had 33 Non-Agency MBS with a gross unrealized loss of $6.3 million and 53 Agency MBS with a gross unrealized loss of $1.5 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2012 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.  See “Critical Accounting Policies and Estimates” for more information regarding OTTI.

For 2012, we had other income, net of $21.6 million compared to $10.8 million for 2011.  The 2012 income primarily reflects the net gains of $12.6 million on our Linked Transactions and $9.0 million of gains realized on the sale of certain Agency MBS.  The gains on Linked Transactions for 2012 included interest income of $5.1 million on the underlying Non-Agency MBS, interest expense of $1.1 million on borrowings under repurchase agreements and an increase of $8.6 million in the fair value of the underlying securities.  The gains on Linked Transactions for 2011 included interest income of $25.6 million on the underlying Non-Agency MBS, interest expense of $4.8 million on borrowings under repurchase agreements and a decrease of $17.8 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.  During 2012, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $175.2 million on our consolidated balance sheet.

During 2012, we realized $9.0 million of gains on the sale of certain Agency MBS for proceeds of $168.9 million.  During the 2011, we realized $6.7 million of gains on the sale of certain Agency MBS for proceeds of $150.6 million.

During 2012, we had compensation and benefits and other general and administrative expense of $33.6 million, or 1.14% of average equity, compared to $30.2 million, or 1.12% of average equity, for 2011.  The increase in our compensation and benefits expense to $22.1 million for 2012, compared to $19.0 million for 2011, primarily reflects vesting of equity-based compensation awards and an increase in the level of incentive compensation awards to our employees.  Our other general and administrative expenses increased slightly to $11.5 million for 2012 compared to $11.3 million for 2011.

During 2012, we recorded an accrual of $7.5 million for potential federal excise tax on our current estimate of 2012 REIT taxable income and interest for prior years undistributed taxable income.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

MBS Category	Average Amortized Cost (1)	Interest Income	Weighted Average Coupon	Coupon Yield (2)	Net Asset Yield (3)
(Dollars in Thousands)
Year Ended December 31, 2011
Agency MBS	$6,921,494	$241,994	4.22%	4.05%	3.50%
Non-Agency MBS, including transfers to a consolidated VIE	3,373,534	254,617	4.64	6.30	7.55
Total	$10,295,028	$496,611	4.39%	4.79%	4.82%
Year Ended December 31, 2010
Agency MBS	$6,214,257	$250,602	4.91%	4.69%	4.03%
Non-Agency MBS, including transfers to a consolidated VIE	1,434,125	140,351	4.79	7.36	9.79
Total	$7,648,382	$390,953	4.88%	5.19%	5.11%

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

(3) Reflects annualized income divided by the average amortized cost.

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

In June 2011, we purchased an interest rate swaption (or Swaption), which at expiration of the option period in January 2012 gave us the right, but not the obligation, to enter into a Swap for a four-year term under which we would pay a fixed rate of 1.90% and receive a variable rate equal to one-month LIBOR on a $100.0 million notional.  At the option’s expiration, we could have elected to cash settle the option if such option was “in-the-money” or allow the option to expire at no additional cost to us.  We entered into this Swaption to provide us with the ability to protect against rates rising above the fixed rate specified in the Swaption agreement.  At the conclusion of the option period in January 2012, we allowed the option to expire.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)		Non-GAAP Leverage Multiple (2)
December 31, 2011	3.6	(3)	3.7
September 30, 2011	3.4	(4)	3.5
June 30, 2011	3.2	(5)	3.3
March 31, 2011	2.9		3.0

December 31, 2010	2.8		3.0
September 30, 2010	2.6		2.8
June 30, 2010	2.8		3.0
March 31, 2010	2.7		2.8

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

For 2011, our net interest income increased by $101.1 million, or 41.1%, to $347.3 million from $246.2 million for 2010.  This increase primarily reflects the impact of additional higher yielding Non-Agency MBS partially offset by an increase in our average borrowings.  Our net interest spread and margin for 2011 were 2.83% and 3.23%, respectively, compared to a net interest spread and margin of 2.47% and 3.02%, respectively, for 2010.

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

The following table presents certain quarterly information regarding our net interest spreads and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest-Bearing Liabilities
	Net Interest	Net Interest
Quarter Ended	Spread (1)	Margin (2)
December 31, 2011	2.62%	3.00%
September 30, 2011	2.83	3.20
June 30, 2011	3.05	3.46
March 31, 2011	2.87	3.31

December 31, 2010	2.55	3.06
September 30, 2010	2.56	3.08
June 30, 2010	2.08	2.64
March 31, 2010	2.73	3.29

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)  Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarters presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Net	Cost of	Net Interest	Net	Cost of	Net Interest	Net	Cost of	Net Interest
Quarter Ended	Yield (1)	Funding (2)	Spread (3)	Yield (1)	Funding (2)	Spread (3)	Yield (1)	Funding (2)	Spread (3)
December 31, 2011	3.14%	1.71%	1.43%	7.02%	1.78%	5.24%	4.51%	1.73%	2.78%
September 30, 2011	3.37	1.74	1.63	7.25	1.61	5.64	4.75	1.70	3.05
June 30, 2011	3.68	1.82	1.86	7.84	1.57	6.27	5.01	1.76	3.25
March 31, 2011	3.84	2.10	1.74	8.58	1.62	6.96	5.12	1.99	3.13

December 31, 2010	3.87	2.34	1.53	9.00	1.70	7.30	5.07	2.23	2.84
September 30, 2010	3.93	2.32	1.61	9.92	1.85	8.07	5.10	2.26	2.84
June 30, 2010	3.61	2.41	1.20	10.18	1.80	8.38	4.80	2.34	2.46
March 31, 2010	4.64	2.41	2.23	10.46	1.90	8.56	5.45	2.40	3.05

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include our accounts and all majority owned and controlled subsidiaries.  In addition, we consolidated the special purpose entities (or SPEs) created to facilitate the resecuritization transactions that we completed in February 2012, June 2011, February 2011, and October 2010.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the consolidated financial statements.  In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

For discussion of New and Proposed Accounting Standards and Interpretations see Note 2(q) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

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

In making our assessments about other-than-temporary impairments, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are otherwise assessed to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

During 2012, we recognized credit-related OTTI losses of $1.2 million through earnings against our Non-Agency MBS reflecting changes in the estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At December 31, 2012, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $1.5 million at December 31, 2012.  Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2012 any unrealized losses on our Agency MBS were temporary.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods.  (See Part I, Item 1A., Risk Factors, “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.”)

Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in our expectations with respect to securities in an unrealized loss position could result in us recognizing OTTI charges or realizing losses on sales of MBS in the future.  (See Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

Agency MBS, Non-Agency MBS and Securitized Debt

We determine the fair value of our Agency MBS based upon prices obtained from third-party pricing services, which are indicative of market activity and repurchase agreement counterparties.

For Agency MBS, the valuation methodology of our third-party pricing services incorporate commonly used market pricing methods, trading activity observed in the market place and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage; coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the market place.

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, we understand that pricing services use observable inputs that include, in addition to trading activity observed in the market place, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources, when available.

Our MBS and securitized debt are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters.  Accordingly, our MBS and securitized debt are classified as Level 2 in the fair value hierarchy.

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

Derivative Hedging Instruments (Swaps)

We determine the fair value of our derivative hedging instruments considering valuations obtained from a third-party pricing service and such valuations are tested with internally developed models that apply readily observable market parameters.  In valuing our derivative hedging instruments, we consider both our creditworthiness and that of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of our derivative hedging instruments are subject to bilateral collateral arrangements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  Our derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

Interest Income on our Non-Agency MBS

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of lower credit quality is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities and/or in the recognition of OTTIs.

Based on the projected cash flows for our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as a Credit Reserve, which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amounts designated as Credit Reserve maybe be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Hedging Activities

As part of our interest rate risk management, we periodically hedge a portion of our interest rate risk using derivative financial instruments, currently comprised of Swaps, which are designated and accounted for as hedging instruments.  In prior years we have also used Swaptions for hedging purposes.  We use Swaps to modify the repricing characteristics of our repurchase agreements and securitized debt and cash flows for such liabilities.  Under each Swap, we agree to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month LIBOR, on the notional amount of the Swap.  Our Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  We document our risk-management policies, including objectives and strategies, as they relate to our hedging activities and the relationship between the hedging instrument and the hedged liability.  We assess both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge relationship is “highly effective.”

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

Swaptions (when used) are carried as assets on our balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income/(loss), a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  We use the cumulative dollar-offset ratio to assess the hedge effectiveness of our Swaptions.

Although permitted under certain circumstances, we do not offset cash collateral receivables or payables against our net derivative positions.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes.  We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to be taxed as a REIT.  Provided that we distribute all of our REIT taxable income in the timeframe permitted by the Code, we do not generally expect to pay corporate level taxes and/or excise taxes.  However, such taxes may arise from time to time in the normal course of our business.  Many of the REIT requirements, however, are highly technical and complex.  In addition, REIT taxable income calculated at the time our financial statements are prepared is based on certain estimates that may be revised as our tax return, which is not required to be filed until the third quarter in the following year, is completed.  If we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Accounting for Stock-Based Compensation

We expense our equity based compensation awards ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(j) and 13 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

During 2010, we granted certain RSUs that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in our closing common stock price over a two- or four-year period and dividends declared on our common stock during those periods.  During 2011 and 2012, we granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in our closing stock price over the annual vesting period and dividends declared on our common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock or other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2012, we had 8.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2012, we issued 1,977,165 shares of common stock through our DRSPP, raising net proceeds of $15.5 million.

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

With respect to margin maintenance requirements for repurchase agreements with Non-Agency MBS as collateral, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third party to review collateral valuations.   For other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2012 and December 31, 2011:

	Weighted Average Haircut	Low	High
December 31, 2012
Repurchase agreement borrowings secured by:
Agency MBS	4.80%	3.00%	7.00%
Non-Agency MBS	30.49	10.00	63.00
U.S. Treasury securities	1.74	1.00	2.00

December 31, 2011
Repurchase agreement borrowings secured by:
Agency MBS	4.78%	3.00%	7.00%
Non-Agency MBS	30.97	10.00	63.00
U.S. Treasury securities	2.00	2.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2011.

During 2012, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

We maintain cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, our Cushion) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our Cushion, which varies based on the market value of our securities, our cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.  (See “Interest Rate Risk” included under Item 7A. of this Annual Report on Form 10-K and our Consolidated Statements of Cash Flows, included under Item 8 of this Annual Report on Form 10-K.)

At December 31, 2012, we had a total of $10.619 billion of MBS and U.S. Treasury securities and $5.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2012, we had a Cushion of $896.2 million available to meet potential margin calls, comprised of cash and cash equivalents of $401.3 million, unpledged Agency MBS of $473.7 million, and excess Agency MBS collateral of $21.2 million.  In addition, at December 31, 2012, we had unpledged Non-Agency MBS with a fair value of $399.8 million and Non-Agency MBS with a fair value of $274.5 million pledged in excess of contractual requirements.

During 2012, we entered into a resecuritization transaction that resulted in us consolidating as a VIE, the SPE that was created to facilitate this transaction, and to which the underlying assets in connection with the resecuritization was transferred.  As part of this resecuritization transaction, we sold Non-Agency MBS to Wells Fargo Mortgage Loan Trust, LLC (or WFMLT), who subsequently transferred the underlying certificates to a separate trust established under the laws of the State of New York, which we consolidate as a VIE.  (See Note 15 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

The following table summarizes the key details of the resecuritization transactions we have been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2

Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at December 31, 2012	$144,019	$233,807	$237,258	$31,732
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

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

During 2012, we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements				Securitized Debt
Quarter Ended	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End
(In Thousands)
December 31, 2012 (1)	$8,841,994	$8,752,472		$8,966,468	$712,259	$646,816		$718,326
September 30, 2012 (1)	8,741,020	8,832,326		8,832,326	819,361	749,471		821,256
June 30, 2012 (1)	7,961,497	8,368,407		8,368,407	931,045	861,255		935,051
March 31, 2012	7,772,000	7,908,932		7,908,932	949,868	967,422	(2)	1,000,787

December 31, 2011	7,969,178	7,813,159		7,996,749	929,836	875,520		932,239
September 30, 2011	8,007,343	8,017,663		8,084,098	1,026,701	958,406		1,027,701
June 30, 2011	7,742,223	7,870,251		7,870,251	731,091	1,062,040	(3)	1,062,040	(3)
March 31, 2011	6,600,592	7,652,713	(4)	7,652,713	440,814	663,367	(5)	680,794	(5)

December 31, 2010	6,105,940	5,992,269	(6)	6,116,460	218,139	220,933	(7)	237,612	(7)
September 30, 2010	6,205,856	5,995,447	(6)	6,268,142	—	—		—
June 30, 2010	6,129,448	6,274,220		6,274,220	—	—		—
March 31, 2010	6,507,890	6,013,875	(6) (8)	6,872,221	—	—		—

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

(2)  The higher end of the period balance reflects the securitized debt from our resecuritization transactions in February 2012.

(3)  The higher end of the period balance reflects the securitized debt from our resecuritization transactions in June 2011.

(4)  On March 11, 2011, the Company raised net equity of approximately $605.0 million, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements.

(5)  Reflects securitized debt from our resecuritization transactions in February 2011 and October 2010.

(6)  The lower end of quarter balance reflects the declining balance of our borrowings under repurchase agreements associated with our Agency MBS during the quarter.

(7)  Reflects securitized debt from our resecuritizations transaction in October 2010.

(8)  The decrease in borrowings under repurchase agreements reflects the termination of $657.3 million of borrowings under repurchase agreements during the first quarter of 2010 in connection with sales of $931.9 million of Agency MBS.  We did not have any continuing involvement with any securities sold.

Cash Flows and Liquidity For the Year Ended December 31, 2012

Our cash and cash equivalents increased by $7.3 million during the year ended December 31, 2012, reflecting: $347.3 million provided by our financing activities; $310.4 million provided by our operating activities; and $650.4 million used through our investing activities, primarily to purchase MBS.

At December 31, 2012, our debt-to-equity multiple was 3.0x, compared to 3.6x at December 31, 2011.  At December 31, 2012, we had borrowings under repurchase agreements of $8.752 billion with 26 counterparties, of which $6.353 billion was secured by Agency MBS, $1.988 billion was secured by Non-Agency MBS and $410.8 million was secured by U.S. Treasuries.  In addition, at such date, we had $35.3 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 4 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2011, we had borrowings under repurchase agreements of $7.813 billion with 25 counterparties and had borrowings under repurchase agreements of $170.9 million that were a component of our Linked Transactions.

At December 31, 2012, we had aggregate securitized debt of $646.8 million, resulting from our resecuritization transactions.  During the year ended December 31, 2012, we used cash of $415.4 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.13 years at December 31, 2012.  During 2012, we increased the financing obtained under multi-year collateralized financing arrangements by approximately $200.0 million.  At December 31, 2012, approximately $500.0 million of financing had been obtained under these arrangements.

During 2012, we issued $100.0 million aggregate principal amount of Senior Notes in an underwritten public offering.  The total net proceeds from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.

During 2012, we used $650.4 million through our investing activities.  During the year, we received cash of $2.671 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.931 billion was attributable to Agency MBS and $740.1 million was from Non-Agency MBS.  During 2012, we purchased $2.212 billion of Agency MBS and $1.378 billion of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During 2012, we sold certain of our Agency MBS for proceeds of $168.9 million, realizing gross gains of $9.0 million.

In connection with our repurchase agreement borrowings and Swaps, we routinely receive margin calls/reverse margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral fluctuates reflecting changes in:  (i) the face (or par) value of our for MBS;  (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional securities and/or cash.

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and	Net Assets
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Securities Received For Reverse Margin Calls	Received/ (Pledged) For Margin Activity
(In Thousands)
December 31, 2012	$365,286	$—	$365,286	$350,589	$(14,697)
September 30, 2012	429,201	—	429,201	461,123	31,922
June 30, 2012	334,536	800	335,336	318,723	(16,613)
March 31, 2012	277,415	1,590	279,005	333,753	54,748

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants to date.

During 2012, we paid $341.2 million for cash dividends on our common stock and DERs and paid cash dividends of $8.2 million on our preferred stock.  On December 12, 2012, we declared our fourth quarter 2012 dividend on our common stock of $0.20 per share; on January 31, 2013, we paid this dividend, which totaled $71.8 million, including DERs of approximately $313,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 44 for information about our leverage multiple and Note 4 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal and interest amounts due at December 31, 2012:

	Due During the Year Ending December 31,
(In Thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Repurchase agreements	$8,317,370	$115,938	$319,164	$—	$—	$—	$8,752,472
Interest expense on repurchase agreements (1)	30,314	10,396	3,690	—	—	—	44,400
Linked Transactions (2)	35,370	—	—	—	—	—	35,370
Securitized debt (3)	62,355	48,510	57,981	67,156	70,643	340,171	646,816
Interest expense on securitized debt (1)	10,843	9,983	9,545	9,180	8,595	23,820	71,966
Senior Notes (4)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	195,911	235,911
Payable for unsettled purchases	33,479	—	—	—	—	—	33,479
Long-term lease obligations	2,381	2,382	2,397	2,552	2,522	6,094	18,328
Total	$8,500,112	$195,209	$400,777	$86,888	$89,760	$665,996	$9,938,742

(1)  Interest expense based on the interest rate in effect at December 31, 2012.

(2)  Reflect payments of principal and interest due on repurchase agreements that are a component of our Linked Transactions.

(3)  Securitized debt is contractually scheduled to mature by December 2024.  However, the weighted average life of the securitized debt is estimated to be 1.13 years assuming a 10.5% weighted average CPR.

(4)  Senior Notes mature April 2042 but may be redeemed, in whole or in part, at any time on or after April 15, 2017.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income and the timing and amount of distributions to stockholders; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act, including statements regarding the concept release issued by the

SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

INTEREST RATE RISK

We invest in residential MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with December 31, 2012, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 23.6% experienced during the quarter ended March 31, 2011 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 17.7%.

The following table presents information at December 31, 2012 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

		Estimated Months to
		Asset Reset or
		Expected	Estimated Months	Repricing Gap
CPR Assumptions		Prepayment	to Liabilities Reset (1)	in Months (1)
0	%(2)	59	5	54
15%		28	5	23
20%		24	5	19
25%		21	5	16

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At December 31, 2012, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 79 days and a weighted average term to interest rate reset of 28 days, or an effective repricing period of five months, including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps and Swaptions as part of our overall interest rate risk management strategy.  Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our derivatives do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate (or in the case of Swaptions, stipulate a maximum fixed rate) of interest over their term for a corresponding amount of our repurchase agreements that are hedged.  For the year ended December 31, 2012, our derivatives accounted for $73.3 million, or 79 basis points, of our borrowing costs.  At December 31, 2012, we had borrowings under repurchase agreements of $8.752 billion and borrowings under repurchase agreements of $35.3 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $2.520 billion with a weighted average fixed-pay rate of 2.31%, which extended 17 months on average with a maximum term of approximately 48 months.  We did not own any Swaptions as of December 31, 2012.

At December 31, 2012, our Swaps were in a net unrealized loss position of $62.8 million, compared to an unrealized loss position of $114.2 million at December 31, 2011.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 4 to the accompanying consolidated financial statements, included under Item 8 on this Annual Report on Form 10-K.)

The interest rates for most of our ARM-MBS, once in their adjustable rate period, reset based on LIBOR and CMT while our borrowings, comprised of repurchase agreements and securitized debt, are generally priced off of LIBOR.  While LIBOR and CMT generally move together, there can be no assurance that the movement of one index will match that of the other index and, in fact, they have at times moved inversely.  The returns on our Non-Agency MBS, a significant portion of which were purchased at a discount, are impacted by the timing and amount of prepayments, credit performance and the benchmark rate to which the underlying mortgages are indexed.

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

At December 31, 2012, MFA’s $12.655 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total
(Dollars in Thousands)	Fair Value	Average Months to Reset (2)	Average CPR (3)	Fair Value	Average Months to Reset (2)	Average CPR (3)	Fair Value	Average Months to Reset (2)	Average CPR (3)

Time to Reset:
< 2 years (4)	$1,743,589	8	19.5%	$3,124,846	5	14.5%	$4,868,435	6	16.3%
2-5 years	1,979,942	37	27.6	652,588	44	17.0	2,632,530	39	25.1
> 5 years	1,172,295	74	15.1	—	—	—	1,172,295	74	15.1
ARM-MBS Total	$4,895,826	36	21.9%	$3,777,434	12	15.0%	$8,673,260	27	19.0%
15-year fixed	$2,329,634		13.0%	$16,972		11.8%	$2,346,606		13.0%
30-year fixed	—		—	1,629,365		16.8	1,629,365		16.8
40-year fixed	—		—	6,222		25.5	6,222		25.5
Fixed-Rate Total	$2,329,634		13.0%	$1,652,559		16.8%	$3,982,193		14.6%
MBS Total	$7,225,460		19.2%	$5,429,993		15.5%	$12,655,453		17.7%

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

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at December 31, 2012 and December 31, 2011.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2012 and 2011.

December 31, 2012

Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments (2)	Estimated Value of Financial Instruments Carried at Fair Value (3)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (4)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,503,450	$(29,802)	$12,473,648	$(118,975)	(7.71)%	(0.94)%
+ 50 Basis Point Increase	$12,586,943	$(46,316)	$12,540,627	$(51,996)	(4.00)%	(0.41)%
Actual at December 31, 2012	$12,655,453	$(62,830)	$12,592,623	$—	—	—
- 50 Basis Point Decrease	$12,708,979	$(79,344)	$12,629,635	$37,012	(0.19)%	0.29%
-100 Basis Point Decrease	$12,747,521	$(95,858)	$12,651,663	$59,040	(5.94)%	0.47%

December 31, 2011

Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments (2)	Estimated Value of Financial Instruments Carried at Fair Value (3)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (4)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,026,210	$(58,039)	$10,968,171	$(56,581)	(11.03)%	(0.51)%
+ 50 Basis Point Increase	$11,090,070	$(86,116)	$11,003,954	$(20,798)	(5.38)%	(0.19)%
Actual at December 31, 2011	$11,138,946	$(114,194)	$11,024,752	$—	—	—
- 50 Basis Point Decrease	$11,172,838	$(142,271)	$11,030,567	$5,815	2.48%	0.05%
-100 Basis Point Decrease	$11,191,746	$(170,348)	$11,021,398	$(3,354)	0.02%	(0.03)%

(1)  Includes linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheet.  Such MBS may not be linked in future periods.

(2)   At December 31, 2012, reflects the estimated fair value of Swaps.  At December 31, 2011, reflects the estimated fair value of Swaps and Swaptions.

(3)  Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.

(4)  Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Tables and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2012 and December 31, 2011.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ significantly from those estimated in the Shock Tables above.

The Shock Tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Tables present the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at December 31, 2012 and December 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At December 31, 2012, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.70, which is the weighted average of 1.69 for our Agency MBS, (1.34) for our derivative hedging instruments and zero for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.47), which is the weighted average of (0.83) for our Agency MBS, zero for our derivative hedging instruments and zero for our Non-Agency MBS.  At December 31, 2011, we used a calculated effective duration of 0.24 and expected convexity of (0.54).  Because the expected yields on our Non-Agency MBS are significantly greater than the expected yields on non-credit sensitive assets, we believe that changes in Non-Agency MBS prices are generally not highly correlated to changes in market interest rates and are more significantly impacted by general economic conditions and housing specific performance.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

MARKET VALUE RISK

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At December 31, 2012, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At December 31, 2012, our Non-Agency MBS had a fair value of $5.382 billion and an amortized cost of $4.758 billion, comprised of gross unrealized gains of $630.2 million and gross unrealized losses of $6.3 million.  At December 31, 2012, our Linked Transactions included MBS with a fair value of $47.8 million, including net unrealized gains of $4.0 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at December 31, 2012.  Information presented with respect to weighted average loan to value, weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of December 31, 2012.

	Securities with Average Loan FICO of 715 or Higher(1)			Securities with Average Loan FICO Below 715(1)
			2005			2005
Year of Securitization (2)	2007	2006	and Prior	2007	2006	and Prior	Total
(Dollars in Thousands)
Number of securities	100	97	106	15	29	49	396
MBS current face	$2,181,421	$1,485,637	$1,450,667	$196,548	$584,256	$663,308	$6,561,837
Total purchase discounts, net	$(551,549)	$(438,398)	$(291,168)	$(86,936)	$(225,923)	$(165,746)	$(1,759,720)
Purchase discount designated as Credit Reserve and OTTI (3)	$(477,682)	$(316,657)	$(186,377)	$(66,298)	$(218,823)	$(120,720)	$(1,386,557)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.9%	21.3%	12.8%	33.7%	37.5%	18.2%	21.1%
MBS amortized cost	$1,629,872	$1,047,239	$1,159,499	$109,612	$358,333	$497,562	$4,802,117
MBS fair value	$1,818,747	$1,209,535	$1,265,762	$141,139	$416,843	$577,967	$5,429,993
Weighted average fair value to current face	83.4%	81.4%	87.3%	71.8%	71.3%	87.1%	82.8%
Weighted average coupon (4)	4.75%	4.38%	3.64%	3.61%	4.45%	4.36%	4.32%
Weighted average loan age (months) (4) (5)	69	78	92	71	80	93	80
Weighted average current loan size (4) (5)	$552	$525	$358	$461	$288	$308	$452
Percentage amortizing (6)	37%	45%	66%	44%	55%	64%	50%
Weighted average FICO score at origination (4) (7)	734	729	728	702	704	706	725
Owner-occupied loans	88.7%	89.2%	86.3%	82.7%	83.7%	84.8%	87.3%
Rate-term refinancings	26.9%	19.0%	16.0%	18.8%	16.2%	13.7%	20.2%
Cash-out refinancings	33.0%	32.9%	26.0%	40.7%	39.9%	37.7%	32.8%
3 Month CPR (5)	17.9%	15.6%	14.7%	17.7%	16.0%	14.0%	16.1%
3 Month CRR (5) (8)	9.3%	7.2%	7.9%	4.8%	5.5%	8.1%	7.9%
3 Month CDR (5) (8)	7.7%	8.5%	5.7%	11.0%	10.5%	5.1%	7.5%
3 Month loss severity	46.0%	49.4%	51.2%	49.6%	62.0%	53.4%	50.4%
60+ days delinquent (7)	19.1%	18.9%	15.4%	27.7%	27.1%	19.8%	19.3%
Percentage of always current borrowers (Lifetime) (9)	52.5%	50.9%	56.4%	36.2%	34.0%	42.0%	49.8%
Percentage of always current borrowers (12M) (10)	69.3%	69.6%	74.5%	57.6%	57.1%	64.8%	68.6%
Weighted average credit enhancement (7) (11)	0.9%	1.9%	6.4%	0.8%	1.5%	8.6%	3.2%

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

(4)          Weighted average is based on MBS current face at December 31, 2012.

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

(11)    Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of December 31, 2012, a total of 185 Non-Agency MBS in our portfolio representing approximately $3.437 billion or 52% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at December 31, 2012:

Property Location	Percent
Southern California	28.4%
Northern California	17.8%
Florida	7.9%
New York	5.3%
Virginia	3.7%
New Jersey	3.2%

LIQUIDITY RISK

The primary liquidity risk for us arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At December 31, 2012, we had a Cushion of $896.2 million available to meet potential margin calls, comprised of cash and cash equivalents of $401.3 million, unpledged Agency MBS of $473.7 million and Agency MBS with a fair value of $21.2 million pledged in excess of contractual requirements.  In addition, at December 31, 2012, we had unpledged Non-Agency MBS with a fair value of $399.8 million and Non-Agency MBS with a fair value of $274.5 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

CREDIT RISK

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS portfolio.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Non-Agency MBS portfolio.  Our Non-Agency investment process involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.  In addition, as discussed in Part I, Item 1A., “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, we are potentially exposed to repurchase agreement counterparties should they default on their obligations and we are unable to recover any excess collateral pledged to them.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MFA Financial, Inc.:

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 6, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MFA Financial, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows of MFA Financial, Inc. (the Company) for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, comprehensive income/(loss), and cash flows of MFA Financial, Inc. for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
February 14, 2011

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Thousands, Except Per Share Amounts)	2012	2011
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,747,299 and $6,666,963 pledged as collateral, respectively)	$7,225,460	$7,137,531
Non-Agency MBS, at fair value ($1,602,953 and $692,534 pledged as collateral, respectively)	2,762,006	1,492,376
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,620,159	2,283,070
Securities obtained and pledged as collateral, at fair value	408,833	306,401
Cash and cash equivalents	401,293	394,022
Restricted cash	5,016	15,502
MBS linked transactions, net (“Linked Transactions”), at fair value	12,704	55,801
Interest receivable	44,033	42,837
Derivative hedging instruments, at fair value	203	26
Goodwill	7,189	7,189
Prepaid and other assets	30,654	15,879
Total Assets	$13,517,550	$11,750,634
Liabilities:
Repurchase agreements	$8,752,472	$7,813,159
Securitized debt (2)	646,816	875,520
Obligation to return securities obtained as collateral, at fair value	508,827	306,401
8% Senior Notes due 2042 (“Senior Notes”)	100,000	—
Accrued interest payable	16,104	9,112
Derivative hedging instruments, at fair value	63,034	114,220
Dividends and dividend equivalents rights (“DERs”) payable	72,222	97,525
Payable for unsettled purchases	33,479	27,056
Excise tax and interest payable	7,500	0
Accrued expenses and other liabilities	6,090	9,881
Total Liabilities	$10,206,544	$9,252,874
Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; Series A 8.50% cumulative redeemable; 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 shares authorized; 357,546 and 356,112 shares issued and outstanding, respectively	3,575	3,561
Additional paid-in capital, in excess of par	2,805,724	2,795,925
Accumulated deficit	(260,308)	(243,061)
Accumulated other comprehensive income/(loss)	761,977	(58,703)
Total Stockholders’ Equity	$3,311,006	$2,497,760
Total Liabilities and Stockholders’ Equity	$13,517,550	$11,750,634

(1)  Non-Agency MBS transferred to consolidated VIEs represent assets of consolidated VIEs that can be used only to settle the obligations of each respective VIE.

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

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2012	2011	2010

Interest Income:
Agency MBS	$196,058	$241,994	$250,602
Non-Agency MBS	134,901	101,054	127,070
Non-Agency MBS transferred to consolidated VIEs	168,071	153,563	13,281
Cash and cash equivalent investments	127	136	385
Interest Income	$499,157	$496,747	$391,338

Interest Expense:
Repurchase agreements	$148,767	$137,739	$144,212
Securitized debt	17,106	11,672	913
Senior Notes	5,797	—	—
Total Interest Expense	$171,670	$149,411	$145,125

Net Interest Income	$327,487	$347,336	$246,213

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(879)	$(45,144)	$(6,042)
Portion (reclassified from)/recognized in other comprehensive income/(loss)	(321)	34,574	(6,235)
Net Impairment Losses Recognized in Earnings	$(1,200)	$(10,570)	$(12,277)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$12,610	$3,015	$53,762
Gain on sales of MBS	9,001	6,730	33,739
Revenue from operations of real estate held-for-sale	—	1,566	1,464
Loss on termination of repurchase agreements	—	—	(26,815)
Gain on sale of properties, net	—	430	—
Other, net	10	(914)	—
Other Income, net	$21,621	$10,827	$62,150

Operating and Other Expense:
Compensation and benefits	$22,089	$18,959	$16,092
Other general and administrative expense	11,480	11,250	8,571
Excise tax and interest	7,500	0	0
Real estate held-for-sale operating expense	—	970	1,661
Operating and Other Expense	$41,069	$31,179	$26,324

Net Income	$306,839	$316,414	$269,762
Less: Preferred Stock Dividends	8,160	8,160	8,160
Net Income Available to Common Stock and Participating Securities	$298,679	$308,254	$261,602

Earnings per Common Share - Basic and Diluted	$0.83	$0.90	$0.93

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010

Net Income	$306,839	$316,414	$269,762
Other Comprehensive Income/(Loss):
Unrealized (loss)/gain on Agency MBS, net	(7,820)	61,149	(59,644)
Unrealized gain/(loss) on Non-Agency MBS, net	785,830	(381,410)	167,732
Reclassification adjustment for MBS sales included in net income	(7,493)	(7,500)	(41,459)
Reclassification adjustment for other-than-temporary impairments included in net income	(1,200)	(10,570)	(12,277)
Unrealized gain on derivative hedging instruments, net	51,363	24,948	13,321
Other Comprehensive Income/(Loss)	820,680	(313,383)	67,673
Comprehensive Income before preferred stock dividends	$1,127,519	$3,031	$337,435
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$1,119,359	$(5,129)	$329,275

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2012		2011		2010
(In Thousands, Except Per Share Amounts)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable — Liquidation Preference $25.00 per Share:
Balance at beginning and end of year	$38	3,840	$38	3,840	$38	3,840

Common Stock, Par Value $.01:
Balance at beginning of year	$3,561	356,112	$2,805	280,481	$2,801	280,078
Issuance of common stock (1)	30	2,966	756	75,631	4	403
Repurchase of shares of common stock (1)	(16)	(1,532)	—	—	—	—
Balance at end of year	$3,575	357,546	$3,561	356,112	$2,805	280,481

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$2,795,925		$2,184,493		$2,180,605
Issuance of common stock, net of expenses (1)	15,432		607,047		605
Shares issued for common stock option exercises	35		—		—
Equity-based compensation expense	6,488		4,385		3,283
Repurchase of shares of common stock (1)	(12,156)		—		—
Balance at end of year	$2,805,724		$2,795,925		$2,184,493

Accumulated Deficit:
Balance at beginning of year	$(243,061)		$(191,569)		$(202,189)
Net income	306,839		316,414		269,762
Dividends declared on common stock	(314,553)		(358,104)		(250,079)
Dividends declared on preferred stock	(8,160)		(8,160)		(8,160)
Dividends attributable to DERs	(1,373)		(1,642)		(903)
Balance at end of year	$(260,308)		$(243,061)		$(191,569)

Accumulated Other Comprehensive Income/(Loss):
Balance at beginning of year	$(58,703)		$254,680		$187,007
Change in unrealized gains/(losses) on MBS, net	769,317		(338,331)		54,352
Change in unrealized gains on derivative hedging instruments, net	51,363		24,948		13,321
Balance at end of year	$761,977		$(58,703)		$254,680

Total Stockholders’ Equity at end of the year	$3,311,006		$2,497,760		$2,250,447

(1)  For the year ended December 31, 2012, includes approximately $9.7 million (1,240,291 shares) repurchased through the Company’s publicly announced stock repurchase program and approximately $2.5 million (291,803 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$306,839	$316,414	$269,762
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of MBS	(9,001)	(6,730)	(33,739)
Losses on termination of repurchase agreements	—	—	26,815
Other-than-temporary impairment charges	1,200	10,570	12,277
Accretion of purchase discounts on MBS	(38,263)	(42,419)	(35,053)
Amortization of purchase premiums on MBS	52,298	38,466	40,830
Depreciation and amortization on real estate and other assets	3,534	2,664	730
Gain on sale of real estate	—	(430)	—
Equity-based compensation expense	6,488	4,385	3,283
Unrealized (gains)/losses and other on Linked Transactions	(9,593)	14,855	(34,366)
(Decrease)/increase in interest receivable	(1,160)	(4,622)	3,560
(Increase)/decrease in prepaid and other assets	(12,767)	783	(509)
Increase/(decrease) in accrued expenses, other liabilities and excise tax and interest	3,820	(632)	(2,385)
Increase/(decrease) in accrued interest payable on financial instruments	6,992	1,105	(5,267)
Net cash provided by operating activities	$310,387	$334,409	$245,938
Cash Flows From Investing Activities:
Principal payments on MBS	$2,671,137	$2,291,153	$3,090,876
Proceeds from sale of MBS and U.S. Treasury securities	268,859	150,630	939,119
Purchases of MBS	(3,589,981)	(4,834,169)	(3,114,178)
Proceeds from sale of real estate	—	11,370	—
Additions to leasehold improvements, furniture, fixtures and real estate investment	(443)	(2,343)	(438)
Net cash (used in)/provided by investing activities	$(650,428)	$(2,383,359)	$915,379
Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(63,237,681)	$(54,050,542)	$(50,150,577)
Proceeds from borrowings under repurchase agreements	64,176,994	55,824,734	48,867,927
Proceeds from issuance of securitized debt	186,691	963,255	246,307
Principal payments on securitized debt	(415,395)	(308,668)	(25,374)
Payments to terminate repurchase agreements	—	—	(26,815)
Payments made for resecuritization related costs	(1,814)	(6,981)	(3,154)
Proceeds from issuance of Senior Notes	100,000	—	—
Payments made for Senior Notes related costs	(3,415)	—	—
Cash disbursements on financial instruments underlying Linked Transactions	(585,393)	(2,327,609)	(1,824,496)
Cash received from financial instruments underlying Linked Transactions	462,889	1,710,520	1,697,517
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(2,390)	(19,361)	(435,797)
Proceeds from reverse margin calls on repurchase agreements and Swaps	12,890	42,914	461,850
Payment made to purchase interest rate swaption (“Swaption”)	—	(915)	—
Proceeds from issuances of common stock	13,038	607,803	609
Payments made to repurchase common stock	(9,713)	—	—
Dividends paid on preferred stock	(8,160)	(8,160)	(8,160)
Dividends paid on common stock and DERs	(341,229)	(329,261)	(260,228)
Principal amortization and prepayment on mortgage loan	—	—	(9,143)
Net cash provided by/(used in) financing activities	$347,312	$2,097,729	$(1,469,534)
Net increase/(decrease) in cash and cash equivalents	$7,271	$48,779	$(308,217)
Cash and cash equivalents at beginning of period	$394,022	$345,243	$653,460
Cash and cash equivalents at end of period	$401,293	$394,022	$345,243
Supplemental Disclosure of Cash Flow Information:
Interest paid	$161,657	$148,306	$150,692
Noncash investing and financing activities:
MBS recorded upon de-linking of Linked Transactions	$175,194	$773,046	$146,535
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$46,698	$79,092
Securities obtained as collateral	$202,432	$306,401	$—
Dividends and DERs declared and unpaid	$72,222	$97,525	$67,040

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  (See Note 11)

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 14), derivative hedging instruments (Notes 4 and 14) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (Note 2(m)).  Actual results could differ from those estimates.

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate.  The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTIs.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

In determining the fair value of the Company’s MBS, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 14)

Impairments/OTTI

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

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheet with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.  However, if on the purchase settlement date, a repurchase agreement is used to finance the purchase of an MBS with the same counterparty and such transactions are determined to be linked, then the MBS and linked repurchase borrowing will be reported on the same settlement date as Linked Transactions.  (See Notes 2(n) and 4)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2012 or December 31, 2011.  At December 31, 2012, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 8 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $5.0 million and $15.5 million at December 31, 2012 and December 31, 2011, respectively.  (See Notes 4, 7, 8 and 14)

(f)  Goodwill

At December 31, 2012 and December 31, 2011, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2012, the Company had not recognized any impairment against its goodwill.

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

DECEMBER 31, 2012

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  During 2011 and 2012, the Company granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

(m)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT. In order to maintain its status a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income to stockholders in the timeframe permitted by the Code.  The Company is not subject to tax to the extent that it distributes 100% of its REIT taxable income to its stockholders within the permitted timeframe. Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year. As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT Income Tax Expense on the Company’s consolidated statements of operations. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts shall be included within Operating and other expense on the Company’s consolidated statements of operations.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2012, 2011 or 2010.  The Company’s tax returns for tax years 2009 through 2011 are open to examination.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Swaptions

As part of its strategy to hedge its exposure to increases in interest rates, the Company in 2011 purchased a Swaption, which gave it the right, but not the obligation, to enter into a Swap at a future date.  This contract expired unexercised in early 2012.  Swaptions (when used) are carried as assets on the Company’s balance sheet at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in other comprehensive income/(loss), a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  The Company uses the cumulative dollar-offset ratio to assess the hedge effectiveness of its Swaptions.

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

The Company’s presentation of fair value for its financial assets and liabilities is determined within a framework that stipulates that the fair value of a financial asset or liability is an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  This definition of fair value focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value.  In addition, the framework for measuring fair value establishes a three-level hierarchy

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  (See Note 14)

Although permitted under GAAP to measure many financial instruments and certain other items at fair value, the Company has not elected the fair value option for any of its assets or liabilities.  If the fair value option is elected, unrealized gains and losses on such items for which fair value is elected would be recognized in earnings at each subsequent reporting date.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  The main objective of this ASU is to limit the scope of the new balance sheet and offsetting disclosure requirements of ASU 2011-11 to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  The amendments of ASU 2013-01 should be applied for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.

The adoption of ASU 2011-11 and ASU 2013-01 is not expected to have a material impact on the Company’s consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendments of this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for the Company for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as investment companies and investment property entities, repurchase agreements and similar transactions, measurement of credit impairment, financial statement presentation, revenue recognition, leases, financial instruments, hedging and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following tables present certain information about the Company’s MBS at December 31, 2012 and December 31, 2011:

December 31, 2012

				Discount
				Designated
			Accretable	as Credit			Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized		Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,977,388	$196,686	$(58)	$—	$6,174,016	$6,351,621	$178,970	$(1,365)	$177,605
Freddie Mac	800,854	30,447	—	—	835,724	858,560	22,925	(89)	22,836
Ginnie Mae	14,526	251	—	—	14,777	15,279	502	—	502
Total Agency MBS	6,792,768	227,384	(58)	—	7,024,517	7,225,460	202,397	(1,454)	200,943
Non-Agency MBS (3)
Rated AAA	25,209	158	(219)	—	25,148	25,905	757	—	757
Rated A	1,147	24	—	—	1,171	1,086	—	(85)	(85)
Rated BBB	49,301	637	(1,741)	(378)	47,819	48,563	1,806	(1,062)	744
Rated BB	118,031	39	(8,892)	(853)	108,325	112,905	4,937	(357)	4,580
Rated B	247,532	—	(31,133)	(12,462)	203,937	225,281	21,452	(108)	21,344
Rated CCC	1,235,638	14	(107,618)	(201,126)	926,908	1,055,757	131,826	(2,977)	128,849
Rated CC	579,632	—	(41,191)	(132,061)	406,380	468,017	61,739	(102)	61,637
Rated C	952,984	—	(55,294)	(166,529)	731,161	812,523	81,850	(488)	81,362
Unrated and D-rated (4)	3,300,086	—	(125,538)	(867,097)	2,307,451	2,632,128	325,796	(1,119)	324,677
Total Non-Agency MBS	6,509,560	872	(371,626)	(1,380,506)	4,758,300	5,382,165	630,163	(6,298)	623,865
Total MBS	$13,302,328	$228,256	$(371,684)	$(1,380,506)	$11,782,817	$12,607,625	$832,560	$(7,752)	$824,808

December 31, 2011

				Discount
				Designated
			Accretable	as Credit			Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized		Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,981,834	$154,809	$(135)	$—	$6,136,508	$6,329,925	$194,997	$(1,580)	$193,417
Freddie Mac	743,517	22,717	—	—	768,572	791,085	22,677	(164)	22,513
Ginnie Mae	15,920	275	—	—	16,195	16,521	326	—	326
Total Agency MBS	6,741,271	177,801	(135)	—	6,921,275	7,137,531	218,000	(1,744)	216,256
Non-Agency MBS (3)
Rated AAA	12,258	245	—	—	12,503	12,258	—	(245)	(245)
Rated AA	47	1	—	—	48	34	—	(14)	(14)
Rated A	28,950	765	(624)	(5)	29,086	24,911	341	(4,516)	(4,175)
Rated BBB	46,593	42	(3,020)	(582)	43,033	38,352	—	(4,681)	(4,681)
Rated BB	100,513	33	(10,749)	(3,223)	86,574	81,789	2,232	(7,017)	(4,785)
Rated B	355,930	17	(30,584)	(25,004)	300,359	277,438	2,729	(25,650)	(22,921)
Rated CCC	1,031,407	—	(68,174)	(203,185)	760,048	741,028	27,767	(46,787)	(19,020)
Rated CC	687,664	—	(33,478)	(142,777)	511,409	487,619	14,209	(37,999)	(23,790)
Rated C	2,128,919	—	(64,963)	(487,397)	1,576,559	1,503,737	44,988	(117,810)	(72,822)
Unrated and D-rated (4)	1,022,072	—	(38,887)	(366,593)	616,592	608,280	34,934	(43,246)	(8,312)
Total Non-Agency MBS	5,414,353	1,103	(250,479)	(1,228,766)	3,936,211	3,775,446	127,200	(287,965)	(160,765)
Total MBS	$12,155,624	$178,904	$(250,614)	$(1,228,766)	$10,857,486	$10,912,977	$345,200	$(289,709)	$55,491

(1) Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2012 reflect Credit Reserve of $1.332 billion and OTTI of $48.7 million. Amounts disclosed at December 31, 2011 reflect Credit Reserve of $1.174 billion and OTTI of $54.5 million.

(2) Includes principal payments receivable of $4.4 million and $2.3 million at December 31, 2012 and December 31, 2011, respectively, which are not included in the Principal/Current Face.

(3) Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4) Includes 246 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.252 billion and $2.573 billion, respectively, at December 31, 2012 and 78 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $602.0 million and $593.8 million, respectively, at December 31, 2011.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at December 31, 2012:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$263,564	$616	35	$41,497	$749	10	$305,061	$1,365
Freddie Mac	53,138	85	7	2,698	4	1	55,836	89
Total Agency MBS	316,702	701	42	44,195	753	11	360,897	1,454
Non-Agency MBS:
Rated A	—	—	—	1,086	85	2	1,086	85
Rated BBB	—	—	—	22,121	1,062	3	22,121	1,062
Rated BB	—	—	—	20,893	357	4	20,893	357
Rated B	—	—	—	8,899	108	1	8,899	108
Rated CCC	23,582	258	5	55,185	2,719	5	78,767	2,977
Rated CC	18,251	102	1	—	—	—	18,251	102
Rated C	21,995	213	3	18,613	275	2	40,608	488
Unrated and other	26,510	83	5	18,835	1,036	2	45,345	1,119
Total Non-Agency MBS	90,338	656	14	145,632	5,642	19	235,970	6,298
Total MBS	$407,040	$1,357	56	$189,827	$6,395	30	$596,867	$7,752

At December 31, 2012, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $1.5 million at December 31, 2012.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at December 31, 2012 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $6.3 million at December 31, 2012.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings of $1.2 million on Non-Agency MBS during the year ended December 31, 2012.  During 2011, the Company recognized OTTI losses of $10.6 million in connection with Non-Agency MBS.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Total OTTI losses	$(879)	$(45,144)	$(6,042)
OTTI (reclassified from)/recognized in other comprehensive income/(loss)	(321)	34,574	(6,235)
OTTI recognized in earnings	$(1,200)	$(10,570)	$(12,277)

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

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Credit loss component of OTTI at beginning of period	$34,915	$24,345	$17,928
Additions for credit related OTTI not previously recognized	458	7,158	—
Subsequent additional credit related OTTI recorded	742	3,412	6,417
Credit loss component of OTTI at end of period	$36,115	$34,915	$24,345

The significant inputs considered and assumptions made in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS are summarized as follows:

	For the Year Ended December 31,
	2012	2011	2010
Credit enhancement (1) (2)
Weighted average (3)	3.26%	2.90%	6.30%
Range (4)	0.00-16.50%	0.00-13.30%	0.00% - 23.11%

Projected CPR (2) (5)
Weighted average (3)	9.90%	10.70%	11.22%
Range (4)	9.10-13.30%	1.90-13.80%	5.19% - 19.85%

Projected Loss Severity (2) (6)
Weighted average (3)	55.50%	52.10%	51.48%
Range (4)	45.90-60.00%	41.90-70.00%	45.00% - 62.00%

60+ days delinquent (2) (7)
Weighted average (3)	24.40%	22.60%	20.56%
Range (4)	18.20-32.40%	7.30-36.70%	5.46% - 36.76%

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012		2011
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (3)	Discount (2) (3)

Balance at beginning of period	$(1,228,766)	$(250,479)	$(746,678)	$(228,966)
Accretion of discount	—	38,185	—	42,358
Realized credit losses	162,458	—	33,074	—
Purchases	(427,741)	3,497	(402,093)	(23,440)
Reclass discount for OTTI	866	(866)	101	(101)
Net impairment losses recognized in earnings	(1,200)	—	(10,570)	—
Unlinking of Linked Transactions	(38,662)	(9,424)	(127,102)	(15,828)
Transfers/release of credit reserve	152,539	(152,539)	24,502	(24,502)
Balance at end of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)

(1)  In addition, the Company reallocated $420,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2012.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  In addition, the Company reallocated $20,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2011.

Impact of MBS on Accumulated Other Comprehensive Income/(Loss)

The following table presents the impact of the Company’s MBS on its accumulated other comprehensive income/(loss) for the years ended December 31, 2012, 2011, and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Accumulated other comprehensive income from MBS:
Unrealized gain on MBS at beginning of period	$55,491	$393,822	$339,470
Unrealized (loss)/gain on Agency MBS, net	(7,820)	61,149	(59,644)
Unrealized gain/(loss) on Non-Agency MBS, net	785,830	(381,410)	167,732
Reclassification adjustment for MBS sales included in net income	(7,493)	(7,500)	(41,459)
Reclassification adjustment for OTTI included in net income	(1,200)	(10,570)	(12,277)
Change in accumulated other comprehensive income/(loss) from MBS	769,317	(338,331)	54,352
Balance at end of period	$824,808	$55,491	$393,822

Sales of MBS

During 2012, the Company sold certain Agency MBS for $168.9 million, realizing gross gains of $9.0 million.  During 2011, the Company sold $150.6 million of Agency MBS, realizing gross gains of $6.7 million.  During 2010, the Company sold Agency MBS for $931.9 million, realizing gross gains of $33.1 million, and sold one Non-Agency MBS for $7.2 million, realizing a gross gain of $654,000.  The Company has no continuing involvement with any of these MBS sales.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Coupon interest	$248,048	$280,206	$291,138
Effective yield adjustment (1)	(51,990)	(38,212)	(40,536)
Agency MBS interest income	$196,058	$241,994	$250,602

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Coupon interest	$265,018	$212,452	$105,592
Effective yield adjustment (1)	37,954	42,165	34,759
Non-Agency MBS interest income	$302,972	$254,617	$140,351

(1)  The effective yield adjustment is the difference between the net interest income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2012 and December 31, 2011:

		Balance Sheet	December 31,	December 31,
Derivative Instrument	Designation	Location	2012	2011
(In Thousands)
Swaps, at fair value ($100.0 million notional at December 31, 2012)	Hedging	Assets	$203	$26
Linked Transactions, at fair value	Non-Hedging	Assets	$12,704	$55,801
Swaps, at fair value ($2.420 billion notional at December 31, 2012)	Hedging	Liabilities	$(63,034)	$(114,220)

Linked Transactions

The Company’s Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company’s consolidated balance sheet at fair value.  The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in other income on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at December 31, 2012 and December 31, 2011:

Linked Transactions at December 31, 2012
Linked Repurchase Agreements			Linked MBS
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$13,672	1.57%	Rated AA	$13,588	$12,817	$13,192	5.00%
>30 days to 90 days	21,599	1.66	Rated A	3,075	2,548	3,342	0.76
Total	$35,271	1.63%	Rated BBB	8,299	7,226	8,847	2.55
			Rated BB	7,365	6,854	7,593	2.75
			Rated D	15,501	14,372	19,303	5.80
			Total	$47,828	$43,817	$52,277	4.28%

Linked Transactions at December 31, 2011
Linked Repurchase Agreements			Linked MBS
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$141,719	1.89%	Rated AAA	$29,057	$29,917	$30,675	3.31%
>30 days to 90 days	29,178	1.81	Rated AA	17,427	16,858	17,297	5.00
Total	$170,897	1.88%	Rated BBB	41,825	42,419	49,781	2.81
			Rated CCC	20,782	20,988	26,680	4.42
			Rated CC	43,644	47,060	61,470	6.00
			Rated C	32,870	36,934	45,857	5.20
			Rated D	40,364	43,419	57,776	5.54
			Total	$225,969	$237,595	$289,536	4.74%

At December 31, 2012, Linked Transactions also included $185,000 of associated accrued interest receivable and $38,000 of accrued interest payable.  At December 31, 2011, Linked Transactions also included $1.1 million of associated accrued interest receivable and $412,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

Components of Unrealized Net Gains and Net Interest	For the Year Ended December 31,
Income from Linked Transactions	2012	2011	2010
(In Thousands)
Interest income attributable to MBS underlying Linked Transactions	$5,089	$25,592	$35,313
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(1,113)	(4,794)	(6,432)
Change in fair value of Linked Transactions included in earnings	8,634	(17,783)	24,881
Unrealized net gains and net interest income from Linked Transactions	$12,610	$3,015	$53,762

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2012.  At December 31, 2012, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was approximately $65.5 million, including accrued interest payable of approximately $2.4 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at December 31, 2012 and December 31, 2011:

	December 31,
(In Thousands)	2012	2011
Agency MBS, at fair value	$68,915	$117,687
Restricted cash	5,016	15,502
Total assets pledged against derivative contracts	$73,931	$133,189

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At December 31, 2012, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2012, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2012 and December 31, 2011.

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during any of the three years ended December 31, 2012.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

At December 31, 2012, the Company had Swaps with an aggregate notional amount of $2.520 billion, which had net unrealized losses of $62.8 million, and extended 17 months on average with a maximum term of approximately 48 months.  During the year ended December 31, 2012, the Company entered into one new Swap, with a notional amount of $100.0 million, a fixed-pay rate of 0.48% and an initial maturity of four years, and had Swaps amortize and/or expire with an aggregate notional amount of $958.3 million.  The following table presents information about the Company’s Swaps at December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
Maturity (1)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$25,828	3.88%	0.28%	$34,056	4.05%	0.37%
Over 30 days to 3 months	30,185	3.96	0.26	120,001	4.43	0.38
Over 3 months to 6 months	527,275	1.63	0.21	275,351	2.54	0.33
Over 6 months to 12 months	391,063	4.17	0.22	528,894	4.42	0.39
Over 12 months to 24 months	685,042	2.28	0.22	974,352	2.78	0.30
Over 24 months to 36 months	710,171	1.97	0.21	685,042	2.28	0.31
Over 36 months to 48 months	150,000	1.03	0.21	710,170	1.96	0.29
Over 48 months to 60 months	—	—	—	50,000	2.13	0.29
Total Swaps	$2,519,564	2.31%	0.22%	$3,377,866	2.80%	0.32%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Interest expense attributable to Swaps	$73,266	$95,677	$111,791
Weighted average Swap rate paid	2.68%	3.13%	3.97%
Weighted average Swap rate received	0.27%	0.25%	0.30%

Swaptions

In June 2011, the Company purchased a Swaption, for which it paid a premium of $915,000, that provided the Company with the right but not the obligation to enter into a fixed-pay Swap at termination of the option period in January 2012.  The terms of the Swap that the Company could have entered into were as follows:  $100.0 million notional; four-year term; fixed strike rate 1.90%; variable index equal to one month LIBOR.  Swaptions are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  At the conclusion of the option period in January 2012, the Company allowed the Swaption to expire.  At December 31, 2011, the Company’s Swaption had a fair value of zero.  During the year ended December 31, 2011, the Company recognized $915,000 of expense in other income, reflecting changes in the time-value component of the Swaption.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Impact of Hedging Instruments on Accumulated Other Comprehensive Income/(Loss)

The following table presents the impact of the Company’s derivative hedging instruments on its accumulated other comprehensive income/(loss) for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Accumulated other comprehensive loss from derivative hedging instruments:
Balance at beginning of period	$(114,194)	$(139,142)	$(152,463)
Unrealized gain on Swaps, net	51,363	24,948	13,321
Balance at end of period	$(62,831)	$(114,194)	$(139,142)

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

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2012 and December 31, 2011:

	December 31,
(In Thousands)	2012	2011
MBS interest receivable:
Fannie Mae	$17,597	$19,774
Freddie Mac	2,696	3,179
Ginnie Mae	24	32
Non-Agency MBS	23,707	19,850
Total MBS interest receivable	44,024	42,835
Money market and other investments	9	2
Total interest receivable	$44,033	$42,837

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

6.      Real Estate

In December 2011, the Company completed the sale of its investment in Lealand, which had been classified as held-for-sale on the consolidated balance sheet since March 31, 2011.   The following table presents the summary of assets and liabilities of Lealand at December 31, 2012 and December 31, 2011:

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

The following table presents the summary results of operations for Lealand for the year ended December 31, 2012, the period prior to disposal in 2011 and for the year ended December 31, 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Revenue from operations of real estate	$—	$1,566	$1,464
Mortgage interest expense and prepayment penalty (1)	—	—	(392)
Other real estate operating expense	—	(856)	(925)
Depreciation and amortization expense (2)	—	(114)	(344)
Gain/(loss) from real estate operations, net	$—	$596	$(197)

(1)  Amount for the year ended December 31, 2010 includes a mortgage prepayment penalty of $130,000.

(2) On March 31, 2011, the Company classified its investment in Lealand as held-for-sale and accordingly ceased depreciating assets related to this investment as of such date.

7.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 8)  At December 31, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of five months, including the impact of related Swaps.  At December 31, 2011, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of nine months, including the impact of related Swaps.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2012 and December 31, 2011:

(Dollars in Thousands)	December 31, 2012	December 31, 2011
Repurchase agreement borrowings secured by Agency MBS	$6,353,489	$6,198,829
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,678,384	$6,549,276
Weighted average haircut on Agency MBS (1)	4.80%	4.78%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$1,988,172	$1,313,336
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2) (3)	$3,463,128	$2,067,221
Weighted average haircut on Non-Agency MBS (1)	30.49%	30.97%
Repurchase agreements secured by U.S. Treasuries	$410,811	$300,994
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$408,833	$306,401
Weighted average haircut on U.S. Treasuries (1)	1.74%	2.00%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2) Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)  Includes $1.860 billion and $1.375 billion of Non-Agency MBS acquired from consolidated VIEs at December 31, 2012 and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$6,293,802	0.71%	$5,220,740	0.54%
30 days to 3 months	2,458,670	1.21	2,570,119	0.77
Over 6 months to 12 months	—	—	22,300	3.15
Total	$8,752,472	0.85%	$7,813,159	0.62%

(1)  At December 31, 2012 and December 31, 2011, the Company had repurchase agreements of $35.3 million and $170.9 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

The following table at December 31, 2012 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2012
		Weighted Average
Contractual Maturity	Balance (1)	Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	4,075,930	0.76
30 days to 90 days	4,151,440	0.71
Over 90 days to 12 months	90,000	2.42
Over 12 months	435,102	2.62
Total	$8,752,472	0.85%

(1)  At December 31, 2012, the Company had repurchase agreements of $35.3 million that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 4)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

During the year ended December 31, 2010, the Company terminated $657.3 million of borrowings under repurchase agreements, incurring aggregate losses of $26.8 million. These terminations, all of which occurred during the first quarter of 2010, were made in connection with the sale of $931.9 million of Agency MBS. (See Note 3)

The Company had repurchase agreements with 26 counterparties at December 31, 2012 and 25 counterparties at December 31, 2011.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2012:

	December 31, 2012
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Credit Suisse	A/Aa2/A	$646,190	1	19.5%
Wells Fargo (3)	AA-/Aa3/AA-	321,159	14	9.7
UBS (4) (5)	A/A2/A	269,431	29	8.1
Deutsche Bank	A+/A2/A+	224,717	1	6.8

(1)  As rated at December 31, 2012 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.

(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

(3) Includes $193.3 million with Wells Fargo Bank, NA and $127.8 million at risk with Wells Fargo Securities LLC.

(4) Includes $259.2 million at risk with UBS AG and $10.2 million at risk with UBS Securities LLC.

(5) Includes Non-Agency MBS pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$68,915	$—	$117,687	$—
Cash (1)	5,016	—	15,502	—
	73,931	—	133,189	—
Repurchase Agreement Borrowings:
Agency MBS	$6,678,384	$—	$6,549,276	$—
Non-Agency MBS (2)(3)	3,463,128	—	2,067,221	—
U.S. Treasury securities	408,833	—	306,401	—
	10,550,345	—	8,922,898	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$408,833	$—	$306,401
	—	408,833	—	306,401
Total	$10,624,276	$408,833	$9,056,087	$306,401

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheet.

(2)  Includes $1.860 billion and $1.375 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2012 and December 31, 2011, respectively, that are eliminated from the Company’s consolidated balance sheet.

(3)  In addition, $759.2 million and $448.4 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at December 31, 2012 and December 31, 2011, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at December 31, 2012:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Total Fair Value of MBS Pledged and Accrued Interest
U.S. Treasuries	$408,833	$408,888	$—	$—	$—	$—	$408,833
Fannie Mae	$6,034,630	$5,863,628	$16,742	$53,953	$51,691	$155	$6,105,480
Freddie Mac	641,614	622,190	2,119	6,725	6,462	28	650,486
Ginnie Mae	2,140	2,082	3	8,237	7,954	13	10,393
Agency MBS	$6,678,384	$6,487,900	$18,864	$68,915	$66,107	$196	$6,766,359
Rated AAA	$23,572	$22,838	$82	$—	$—	$—	$23,654
Rated BBB	33,895	33,711	116	—	—	—	34,011
Rated BB	341,755	314,616	1,181	—	—	—	342,936
Rated B	101,519	88,307	319	—	—	—	101,838
Rated CCC	302,407	266,543	1,109	—	—	—	303,516
Rated CC	193,433	174,064	928	—	—	—	194,361
Rated C	140,866	125,547	598	—	—	—	141,464
Rated D	829,466	748,838	4,357	—	—	—	833,823
Not Rated	1,496,215	1,148,890	7,641	—	—	—	1,503,856
Non-Agency MBS(1) (2) (3)	$3,463,128	$2,923,354	$16,331	$—	$—	$—	$3,479,459
Total	$10,550,345	$9,820,142	$35,195	$68,915	$66,107	$196	$10,654,651

(1)  Includes $1.860 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2012 that are eliminated from the Company’s consolidated balance sheet.

(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(3)  In addition, $759.2 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at December 31, 2012.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

10.    Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $28,000 to $30,000 per year, paid on a monthly basis.

The Company recognized lease expense of $2.3 million, $1.7 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in general and administrative expense within the consolidated statement of operations.  At December 31, 2012, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2013	$2,381
2014	2,382
2015	2,397
2016	2,552
2017	2,522
Beyond 2017	6,094
Total	$18,328

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 15 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At December 31, 2012, the Company had commitments to purchase Agency MBS at an estimated purchase price of $33.5 million.  This commitment is included in the Agency MBS balances presented at fair value on the Company’s consolidated balance sheet.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At December 31, 2012, the Company had issued and outstanding 3.8 million shares of Series A preferred stock, with a par value $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s preferred stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The preferred stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The preferred stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the preferred stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (“Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the preferred stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of preferred stock.

From the time of original issuance of the preferred stock through December 31, 2012, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2010 through December 31, 2012:

Year	Declaration Date	Record Date	Payment Date

2012	February 17, 2012	March 1, 2012	April 2, 2012
	May 18, 2012	June 1, 2012	July 2, 2012
	August 22, 2012	September 4, 2012	October 1, 2012
	November 20, 2012	December 3, 2012	December 31, 2012

2011	February 18, 2011	March 1, 2011	March 31, 2011
	May 20, 2011	June 1, 2011	June 30, 2011
	August 22, 2011	September 1, 2011	September 30, 2011
	November 21, 2011	December 1, 2011	December 30, 2011

2010	February 19, 2010	March 1, 2010	March 31, 2010
	May 21, 2010	June 1, 2010	June 30, 2010
	August 20, 2010	September 1, 2010	September 30, 2010
	November 19, 2010	December 1, 2010	December 31, 2010

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2010 through December 31, 2012:

Year (1)	Declaration Date (2)	Record Date	Payment Date	Dividend Per Share
2012	March 23, 2012	April 4, 2012	April 30, 2012	$0.240
	June 27, 2012	July 13, 2012	July 31, 2012	0.230
	September 28, 2012	October 12, 2012	October 31, 2012	0.210
	December 12, 2012	December 28, 2012	January 31, 2013	0.200	(3)

2011	March 31, 2011	April 11, 2011	April 29, 2011	$0.235
	June 30, 2011	July 14, 2011	July 29, 2011	0.250
	September 26, 2011	October 11, 2011	October 31, 2011	0.250
	December 14, 2011	December 30, 2011	January 31, 2012	0.270	(4)

2010	April 1, 2010	April 12, 2010	April 30, 2010	$0.240
	July 1, 2010	July 12, 2010	July 30, 2010	0.190
	October 1, 2010	October 12, 2010	October 29, 2010	0.225
	December 16, 2010	December 31, 2010	January 31, 2011	0.235

(1)  Table excludes special cash dividend of $0.50 per share payable on April 10, 2013 to stockholders of record on March 18, 2013.  (See Note 17)

(2)  During the 2012 and 2011 periods presented, the Company declared its common stock dividend in the final month of each fiscal quarter.  For the 2010 periods presented, the Company declared quarterly cash dividends on its common stock in the month following the close of each fiscal quarter, except that dividends for the fourth quarter of each year were declared in that quarter for tax reasons.

(3)  At December 31, 2012, the Company had accrued dividends and DERs payable of $72.2 million related to the common stock dividend declared on December 12, 2012.

(4)  Includes a special dividend of $0.02 per share.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for each of the years ended December 31, 2012, 2011 and 2010, all of the Company’s common stock dividends were characterized as ordinary income to stockholders.

(c)  Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the three years ended December 31, 2012:

Share Issue Date (1)	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
March 11, 2011	74,750	$8.10	$605,475	(2)

(1)  The Company did not issue any shares of common stock through public offerings during the years ended December 31, 2012 and December 31, 2010.

(2)  The Company incurred approximately $438,000 of expenses in connection with this equity offering.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (“1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2012, 8.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2012, 2011 and 2010, the Company issued 1,977,165, 404,516 and 80,138 shares of common stock through the DRSPP, raising net proceeds of $15,460,074, $2,801,318 and $589,979, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2012, the Company issued 16,528,025 shares pursuant to the DRSPP, raising net proceeds of $143.8 million.

(e)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three years ended December 31, 2012, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through December 31, 2012, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No.1 thereto, which was filed on April 2, 2012.

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

(f)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (“Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  During 2012 the Company repurchased 1,240,291 shares of common stock at a total cost of $9,713,290 and an average cost of $7.83 per share.  At December 31, 2012, 2,759,709 shares remained authorized for repurchase.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(g)  Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of the Company’s accumulated other comprehensive income/(loss) at December 31, 2012 and December 31, 2011:

	Net Unrealized	Net Unrealized	Total Accumulated
	Gain on	(Loss)/Gain	Other Comprehensive
(In Thousands)	Available-for-Sale MBS	on Swaps	(Loss)/Income
Balance at December 31, 2011	$55,491	$(114,194)	$(58,703)
Current period other comprehensive income (1)	769,317	51,363	820,680
Balance at December 31, 2012	$824,808	$(62,831)	$761,977

(1)  For further information regarding changes in current period other comprehensive income, see the Company’s consolidated statements of comprehensive income/(loss).

At December 31, 2012 and December 31, 2011, the Company had OTTI recognized in accumulated other comprehensive income/(loss) of $2.6 million and $65.4 million, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2012	2011	2010
Numerator:
Net income	$306,839	$316,414	$269,762
Dividends declared on preferred stock	(8,160)	(8,160)	(8,160)
Dividends, DERs and undistributed earnings allocated to participating securities	(1,517)	(1,684)	(972)
Net income allocable to common stockholders - basic and diluted	$297,162	$306,570	$260,630

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	356,762	341,368	281,173
Basic and diluted EPS	$0.83	$0.90	$0.93

(1) At December 31, 2012, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2012, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 427,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 0.8 years, approximately 483,000 shares of restricted common stock with a weighted average grant date fair value of $7.74 and 728,000 RSUs with a weighted average grant date fair value of $6.43.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2012, approximately 9.5 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $1.5 million, $1.5 million and $773,000 during the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company had 1,280,898 DERs outstanding, of which 408,250 were attached to common stock options and 872,648 were awarded in connection with, or attached to, RSUs.  At December 31, 2012, the average forfeiture rate on DERs outstanding attached to RSUs was 18.2%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at December 31, 2012.  At December 31, 2012, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 2.0 years.

The following table presents information about the Company’s DERs at and for each of the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	DERs	Fair Value (1)	DERs	Fair Value (1)	DERs	Fair Value (1)
Outstanding at beginning of year:	1,655,848	$7.35	1,514,767	$8.40	835,892	$9.62
Granted	21,938	8.17	305,000	2.71	678,875	6.91
Cancelled, forfeited or expired	(396,888)	8.24	(163,919)	8.48	—	—
Outstanding at end of year	1,280,898	$7.08	1,655,848	$7.35	1,514,767	$8.40

(1)  The grant date fair value of DERs is based on the weighted average grant date fair value of the attached or associated equity award.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

As of December 31, 2012, the aggregate intrinsic value of total Options outstanding was approximately zero.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year:	482,000	$10.12	537,000	$10.11	532,000	$10.14
Granted (1)	—	—	—	—	5,000	6.99
Cancelled, forfeited or expired	(50,000)	10.25	(55,000)	10.06	—	—
Exercised (2)	(5,000)	6.99	—	—	—	—
Outstanding at end of year	427,000	$10.14	482,000	$10.12	537,000	$10.11
Options exercisable at end of year	427,000	$10.14	482,000	$10.12	532,000	$10.14

(1)  Granted with 1,250 DERs attached.  The Options granted during 2010 had an aggregate grant date fair value of $7,000, or a weighted average fair value of $1.35 per Option.

(2)  The intrinsic value of Options exercised was approximately $6,000 for the year ended December 31, 2012.

The following table presents certain information about the Company’s Options that were outstanding as of December 31, 2012:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$8.40	25,000	$8.40	1.6
10.25	402,000	10.25	0.8
	427,000	$10.14	0.8

Restricted Stock

At December 31, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $3.7 million and $5.5 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $428,000 and $886,000 on unvested shares of restricted stock at December 31, 2012 and December 31, 2011, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2012, 2011 and 2010 was approximately $5.1 million, $3.0 million and $2.5 million, respectively.  The unrecognized compensation expense at December 31, 2012 is expected to be recognized over a weighted average period of 1.5 years.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value (1)	Stock	Fair Value (1)	Stock	Fair Value (1)
Outstanding at beginning of year:	752,155	$7.33	792,824	$7.40	663,241	$6.86
Granted	418,184	7.99	387,418	7.03	465,085	7.96
Vested (2)	(685,864)	7.45	(415,890)	7.19	(328,743)	7.10
Cancelled/forfeited	(1,033)	6.91	(12,197)	7.60	(6,759)	7.13
Outstanding at end of year	483,442	$7.74	752,155	$7.33	792,824	$7.40

(1)  The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

(2)  All restrictions associated with restricted stock are removed on vesting.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of December 31, 2012 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2012 had DERs attached or issued as separate associated instruments in connection with RSUs.  At December 31, 2012 and December 31, 2011, the Company had unrecognized compensation expense of $2.6 million and $4.0 million, respectively, related to for RSUs and DERs.   The unrecognized compensation expense at December 31, 2012 is expected to be recognized over a weighted average period of 2.4 years.  As of December 31, 2012, the Company had an expected average forfeiture rate of 15.9% with respect to unvested RSUs.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
		Weighted		RSUs With		Weighted
	RSUs With	Average		Market and		Average			Total Weighted
	Service Condition	Grant Date Fair Value		Service Conditions		Grant Date Fair Value		Total RSUs	Average Grant Date Fair Value
Outstanding at beginning of year:	722,132	$8.04		256,716		$4.78		978,848	$7.18
Granted	38,784	7.01	(1)	55,654		3.26	(2)	94,438	4.80
Settled	(297,775)	8.57		—		—		(297,775)	8.57
Cancelled/forfeited	(15,000)	7.77		(32,863)		4.17		(47,863)	5.30
Outstanding at end of year	448,141	$7.61		279,507		$4.55		727,648	$6.43
RSUs vested but not settled at end of year	29,250	$7.77		14,625		$4.69		43,875	$6.74
RSUs unvested at end of year	418,891 (3)	$7.60		264,882	(4)	$4.54		683,773	$6.41

	For the Year Ended December 31, 2011
	RSUs With Service Condition	Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	778,142	$8.15		225,875	$5.18		1,004,017	$7.49
Granted	39,159	6.13	(5)	48,341	3.08	(6)	87,500	4.44
Settled	(60,169)	8.40		—	—		(60,169)	8.40
Cancelled/forfeited	(35,000)	7.77		(17,500)	5.21		(52,500)	7.14
Outstanding at end of year	722,132	$8.04		256,716	$4.78		978,848	$7.18
RSUs vested but not settled at end of year	284,723	$8.68		—	$—		284,723	$8.68
RSUs unvested at end of year	437,409	$7.62		256,716	$4.78		694,125	$6.57

	For the Year Ended December 31, 2010
	RSUs With Service Condition	Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	326,392	$8.68		—	$—		326,392	$8.68
Granted	451,750	7.77	(7)	225,875	5.18	(8)	677,625	6.91
Cancelled/forfeited	—	—		—	—		—	—
Outstanding at end of year	778,142	$8.15		225,875	$5.18		1,004,017	$7.49
RSUs vested but not settled at end of year	326,392	$8.68		—	$—		326,392	$8.68
RSUs unvested at end of year	451,750	$7.77		225,875	$5.18		677,625	$6.91

(1)   For RSUs with a service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2012, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.41% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 12%.  There are no post vesting conditions on these awards.

(2)   For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2012, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.41% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 12%.  There are no post vesting conditions on these awards.

(3)   Of which, approximately 8,053 are scheduled to vest annually over a three-year period beginning June 30, 2012, 5,000 are scheduled to vest annually over a three-year period beginning September 5, 2012, approximately 8,053 are scheduled to vest annually over a three-year period beginning June 30, 2013, 14,625 are scheduled to vest on December 31, 2013 and 354,000 are scheduled to vest on December 31, 2014, or earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.

(footnotes continued on next page)

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(4)   Of which, approximately 16,113 are scheduled to vest annually over a three-year period beginning June 30, 2012, approximately 16,113 are scheduled to vest annually over a three-year period beginning June 30, 2013, 7,313 are scheduled to vest on December 31, 2013 and 177,000 are scheduled to vest on December 31, 2014, provided certain criteria related to total stockholder returns are met, which are based on a formula that includes changes in the Company’s closing stock price over a one, or four-year period, respectively, and dividends declared on the Company’s common stock during those periods.  A portion of the RSUs may vest earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.

(5)   For RSUs with a service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2011, the Company applied:  (i) weighted average volatility estimates ranging from approximately 31% to 36%, which were determined considering historic volatility in the price of Company’s common stock over the three or six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.33% and 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.

(6)   For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2011, the Company applied:  (i) a weighted average volatility estimate of approximately 31%, which was determined considering historic volatility in the price of Company’s common stock over the six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.

(7)   For RSUs with a service condition and post-vesting restrictions granted in 2010, the Company determined the grant date fair value of the award applying a discount for lack of marketability of 5% using a tight collar model.

(8)   In determining the fair value for awards with both a market and service condition granted in 2010, the Company applied: (i) a weighted average volatility estimate of approximately 35%, which was determined considering historic volatility in the price of the Company’s common stock over the four-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 1.61% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; (iii) an estimated annual dividend yield of 10%; and (iv) a discount for lack of marketability of 5% using a tight collar model to account or post-vesting restrictions.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Restricted shares of common stock	$5,102	$2,996	$2,335
RSUs	1,149	1,264	945
DERs	237	122	—
Stock options	—	3	3
Total	$6,488	$4,385	$3,283

(b)  Employment Agreements

At December 31, 2012, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In Thousands)	2012	2011	2010
Non-employee directors	$69	$(6)	$74
Officers	—	—	5
Total	$69	$(6)	$79

The Company distributed cash of $21,000, $248,000 and $292,000 to the participants of the Deferred Plans during the years ended December 31, 2012, 2011 and 2010, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2012 and December 31, 2011 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$199	$302	$209	$254
Total	$199	$302	$209	$254

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2012 and December 31, 2011, which had not been distributed through such date.

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2012, 2011 and 2010, the Company recognized expenses for matching contributions of $244,000, $208,000 and $165,000, respectively.

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

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage; coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the marketplace.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2012, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at December 31, 2012

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,225,460	$—	$7,225,460
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,382,165	—	5,382,165
Securities obtained and pledged as collateral	408,833	—	—	408,833
Linked Transactions	—	12,704	—	12,704
Derivative hedging instruments	—	203	—	203
Total assets carried at fair value	$408,833	$12,620,532	$—	$13,029,365
Liabilities:
Derivative hedging instruments	$—	$63,034	$—	$63,034
Obligation to return securities obtained as collateral	508,827	—	—	508,827
Total liabilities carried at fair value	$508,827	$63,034	$—	$571,861

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$7,225,460	$7,225,460	$7,137,531	$7,137,531
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,382,165	5,382,165	3,775,446	3,775,446
Securities obtained and pledged as collateral	408,833	408,833	306,401	306,401
Cash and cash equivalents	401,293	401,293	394,022	394,022
Restricted cash	5,016	5,016	15,502	15,502
Linked Transactions	12,704	12,704	55,801	55,801
Derivative hedging instruments	203	203	26	26
Financial Liabilities:
Repurchase agreements	8,752,472	8,754,521	7,813,159	7,812,652
Securitized debt	646,816	647,070	875,520	859,506
Obligation to return securities obtained as collateral	508,827	508,827	306,401	306,401
Senior Notes	100,000	103,040	—	—
Derivative hedging instruments	63,034	63,034	114,220	114,220

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2012 and December 31, 2011, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2

Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at December 31, 2012	$144,019	$233,807	$237,258	$31,732
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

(1)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (or “Senior Bonds”).

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

As of December 31, 2012 and December 31, 2011, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.620 billion and $2.283 billion, respectively.  These assets are included in

MFA FINANCIAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs.”  As of December 31, 2012 and December 31, 2011, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $646.8 million and $875.5 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

16.  Summary of Quarterly Results of Operations (Unaudited)

	2012 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest Income	$123,523	$125,531	$125,135	$124,968
Interest Expense	(40,127)	(42,688)	(45,801)	(43,054)
Net Interest Income	83,396	82,843	79,334	81,914
Net Impairment Losses Recognized in Earnings	(920)	(280)	—	—
Gain on Sale of MBS	2,953	—	4,279	1,769
Unrealized net gains and net interest income from Linked Transactions	7,699	568	3,177	1,166
Other Income	—	1	1	8
Operating and Other Expense	(8,415)	(8,366)	(8,650)	(15,638)
Net Income	84,713	74,766	78,141	69,219
Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income Available to Common Stock and Participating Securities	$82,673	$72,726	$76,101	$67,179
Earnings Per Common Share - Basic and Diluted	$0.23	$0.20	$0.21	$0.19

	2011 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest Income	$109,878	$132,109	$130,766	$123,994
Interest Expense	(34,653)	(37,195)	(38,752)	(38,811)
Net Interest Income	75,225	94,914	92,014	85,183
Net Impairment Losses Recognized in Earnings	—	(2,392)	(3,991)	(4,187)
Gain on Sale of MBS	—	—	4,196	2,534
Unrealized net gains/(losses) and net interest income from Linked Transactions	14,850	(5,613)	733	(6,955)
Other Income/(Loss)	381	387	(508)	822
Operating and Other Expense	(7,591)	(8,010)	(8,745)	(6,833)
Net Income	82,865	79,286	83,699	70,564
Preferred Stock Dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net Income Available to Common Stock and Participating Securities	$80,825	$77,246	$81,659	$68,524
Earnings Per Common Share - Basic and Diluted	$0.27	$0.22	$0.23	$0.19

17.  Subsequent Event

Special Dividend

On March 4, 2013, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of common stock. The dividend will be paid on April 10, 2013, to stockholders of record on March 18, 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2012, of the design and operation of the Company’s disclosure controls and procedures.  As described below, management has identified a material weakness in the Company’s internal control over financial reporting.   Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures.  Solely as a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”).

Material Weakness in Internal Control Over Financial Reporting

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s financial statements for the fiscal year ended December 31, 2012, the Company commenced a detailed review of its calculations of REIT taxable income for certain prior periods.  As a REIT, the Company is not subject to corporate tax provided that it makes certain minimum distributions of its taxable income in the timeframe permitted by the Code.  In connection with this review, the Company determined that its originally calculated taxable income for certain years did not fully include the impact of discount accretion and premium amortization for certain MBS within our portfolio.  In addition, the Company utilizes a reconciliation process to compare its calculation of GAAP income to taxable income, and this reconciliation process did not identify the underreporting of taxable income.

The Company determined that although the outcome of its review had no material impact on the Company’s GAAP financial statements for prior periods or on its financial statements for 2012, a material weakness nonetheless existed in the Company’s internal control over financial reporting as of December 31, 2012. Specifically, the Company determined that control deficiencies existed in the Company’s process to calculate taxable income for its MBS, including deficiencies in the design and operating effectiveness and management review of certain reconciliations and other control activities that in the aggregate rose to the level of a material weakness.  As discussed below under “Remedial Measures,” the Company is in the process of developing and implementing new processes and procedures designed to remediate this material weakness.

Solely due to the material weakness described above, management has concluded that the Company did not maintain an effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 117 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.  However, as described above the Company’s management is in the process of developing and implementing new processes and procedures to remediate the material weakness identified in this Annual Report on Form 10-K.

Remedial Measures

The Company’s management is in the process of developing and implementing new processes and procedures to remediate the material weakness described above under “Management’s Report on Internal Control Over Financial Reporting — Remedial Measures,”  Those initiatives are expected to include the following:

•      improvements in the design and operating effectiveness and management review of reconciliations of adjustments to GAAP income to arrive at REIT taxable income; and

•      improvement in technology based controls, including logical access and end user computing controls over spreadsheet-based models used in the determination of REIT taxable income.

The Company believes that these measures will remediate the material weakness discussed above (as well as address the ineffectiveness of the Company’s disclosure controls and procedures as of December 31, 2012).  However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MFA Financial, Inc.:

We have audited MFA Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting (Item 9A(b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s process to calculate taxable income related to its mortgage backed securities portfolio, including the design, operating effectiveness, and management review of certain reconciliations, and other control activities, has been identified and included in management’s assessment.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012 of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 6, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2012, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 6, 2013

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2013 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 22, 2013.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

We have adopted a set of Corporate Governance Guidelines, which together with the charters of the three standing committees of our Board of Directors (Audit, Compensation, and Nominating and Corporate Governance), and our Code of Business Conduct and Ethics (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company.  A complete copy of our Corporate Governance Guidelines, the charters of each of the Board committees and the Code of Business Conduct and Ethics (which applies not only to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, but also to all other employees of the Company) may be found by clicking on the “Company Information” link found at the top of our homepage at www.mfafinancial.com and then clicking on the “Corporate Governance” link. (Information from such site is not incorporated by reference into this Annual Report on Form 10-K.)  You may also obtain free copies of these materials by writing to our General Counsel at the Company’s headquarters.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 69 through 114 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

MFA Financial, Inc.

Date: March 6, 2013	By	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2013	By	/s/	Stewart Zimmerman
Stewart Zimmerman
Chairman, Chief Executive Officer and Director

Date: March 6, 2013	By	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: March 6, 2013	By	/s/ Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 6, 2013	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: March 6, 2013	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: March 6, 2013	By	/s/	Michael L. Dahir
Michael L. Dahir
Director

Date: March 6, 2013	By	/s/	William S. Gorin
William S. Gorin
Director and
President

Date: March 6, 2013	By	/s/	Alan L. Gosule
Alan L. Gosule
Director

Date: March 6, 2013	By	/s/	Robin Josephs
Robin Josephs
Director

Date: March 6, 2013	By	/s/	George H. Krauss
George H. Krauss
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.17 are management contracts or compensatory plans or arrangements.

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

4.3                               Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.4                               First Supplemental Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.5                               Form of 8.00% Senior Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

10.1                        Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of June 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 8, 2010 (Commission File No. 1-13991)).

10.2                        Amendment No. 1, dated October 19, 2012, to Second Amended and Restated Employment Agreement of Stewart Zimmerman, dated as of June 7, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated October 22, 2012, as amended by the Company’s Form 8-K/A (Amendment No. 1), dated October 22, 2012 (Commission File No. 1-13991)).

10.3                        Amended and Restated Employment Agreement of William S. Gorin, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.4                        Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as of June 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.5                        Amendment No. 1, dated December 19, 2012, to the Amended and Restated Employment Agreement of Ronald A. Freydberg, dated as June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 20, 2012 (Commission File No. 1-13991)).

10.6                        Amended and Restated Employment Agreement of Craig L. Knutson, dated as June 30, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

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

10.9                        Third Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended through November 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-13991)).

10.10                 Form of Incentive Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.11                 Form of Non-Qualified Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.12                 Form of Restricted Stock Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.13                 Form of 2007 Phantom Share Award Agreement relating to the Company’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K, dated October 23, 2007 (Commission File No. 1-13991)).

10.14                 Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.15                 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.16                 Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.17                 Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-13991)).

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