Form 10-Q
period 2013-03-31
MFA FINANCIAL, INC.
filed 2013-05-01
CIK 1055160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

361,278,928 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 24, 2013.

MFA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Per Share Amounts)	2013	2012
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,739,499 and $6,747,299 pledged as collateral, respectively)	$7,153,905	$7,225,460
Non-Agency MBS, at fair value ($1,851,879 and $1,602,953 pledged as collateral, respectively)	2,795,645	2,762,006
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,592,632	2,620,159
Securities obtained and pledged as collateral, at fair value	408,118	408,833
Cash and cash equivalents	601,570	401,293
Restricted cash	5,017	5,016
MBS linked transactions, net (“Linked Transactions”), at fair value	12,572	12,704
Interest receivable	42,106	44,033
Derivative hedging instruments, at fair value	324	203
Goodwill	7,189	7,189
Prepaid and other assets	33,674	30,654
Total Assets	$13,652,752	$13,517,550

Liabilities:
Repurchase agreements	$8,902,827	$8,752,472
Securitized debt (2)	542,014	646,816
Obligation to return securities obtained as collateral, at fair value	508,187	508,827
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	12,867	16,104
Derivative hedging instruments, at fair value	50,839	63,034
Dividends and dividend equivalents rights (“DERs”) payable	259,607	72,222
Payable for unsettled purchases	—	33,479
Excise tax and interest payable	5,000	7,500
Accrued expenses and other liabilities	5,863	6,090
Total Liabilities	$10,387,204	$10,206,544

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; series A 8.50% cumulative redeemable 5,000 shares authorized; 3,840 shares issued and outstanding ($96,000 aggregate liquidation preference)	$38	$38
Common stock, $.01 par value; 895,000 shares authorized; 358,419 and 357,546 issued and outstanding, respectively	3,584	3,575
Additional paid-in capital, in excess of par	2,813,878	2,805,724
Accumulated deficit	(444,324)	(260,308)
Accumulated other comprehensive income	892,372	761,977
Total Stockholders’ Equity	$3,265,548	$3,311,006
Total Liabilities and Stockholders’ Equity	$13,652,752	$13,517,550

(1)  Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)  Securitized Debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate in consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 9 and 15 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Amounts)	2013		2012
Interest Income:
Agency MBS	$42,787		$53,300
Non-Agency MBS	41,047		25,794
Non-Agency MBS transferred to consolidated VIEs	38,868		44,410
Cash and cash equivalent investments	36		19
Interest Income	$122,738		$123,523

Interest Expense:
Repurchase agreements	$34,675		$36,070
Securitized debt	3,476		4,057
Senior Notes	2,007		—
Total Interest Expense	$40,158		$40,127

Net Interest Income	$82,580		$83,396

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—		$(879)
Portion of loss reclassed from other comprehensive income	—		(41)
Net Impairment Losses Recognized in Earnings	$—		$(920)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$1,536		$7,699
Gain on sales of MBS and U.S. Treasury securities, net	1,633		2,953
Other, net	55		—
Other Income, net	$3,224		$10,652

Operating and Other Expense:
Compensation and benefits	$5,273		$5,612
Other general and administrative expense	3,180		2,803
Operating and Other Expense	$8,453		$8,415

Net Income	$77,351		$84,713
Less: Preferred Stock Dividends	2,040		2,040
Net Income Available to Common Stock and Participating Securities	$75,311		$82,673

Earnings per Common Share - Basic and Diluted	$0.21		$0.23

Dividends Declared per Share of Common Stock	$0.72	(1)	$0.24

(1)  Includes a special dividend of $0.50 per share.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2013	2012

Net income	$77,351	$84,713
Other Comprehensive Income:
Unrealized loss on Agency MBS, net	(27,291)	(3,158)
Unrealized gain on Non-Agency MBS, net	146,730	262,602
Reclassification adjustment for MBS sales included in net income	(1,360)	(2,901)
Reclassification adjustment for other-than-temporary impairments included in net income	—	920
Unrealized gain on derivative hedging instruments, net	12,316	12,091
Other Comprehensive Income	130,395	269,554
Comprehensive income before preferred stock dividends	$207,746	$354,267
Dividends declared on preferred stock	(2,040)	(2,040)
Comprehensive Income Available to Common Stock and Participating Securities	$205,706	$352,227

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended
	March 31, 2013
(In Thousands, Except Per Share Amounts)	Dollars	Shares

Preferred Stock, Series A 8.50% Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at March 31, 2013 and December 31, 2012	$38	3,840

Common Stock, Par Value $.01:
Balance at December 31, 2012	3,575	357,546
Issuance of common stock (1)	9	883
Repurchase of shares of common stock (1)	—	(10)
Balance at March 31, 2013	3,584	358,419

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2012	2,805,724
Issuance of common stock, net of expenses (1)	7,359
Equity-based compensation expense	885
Repurchase of shares of common stock (1)	(90)
Balance at March 31, 2013	2,813,878

Accumulated Deficit:
Balance at December 31, 2012	(260,308)
Net income	77,351
Dividends declared on common stock	(258,404)
Dividends declared on preferred stock	(2,040)
Dividends attributable to DERs	(923)
Balance at March 31, 2013	(444,324)

Accumulated Other Comprehensive Income:
Balance at December 31, 2012	761,977
Change in unrealized gains on MBS, net	118,079
Change in unrealized losses on derivative hedging instruments, net	12,316
Balance at March 31, 2013	892,372

Total Stockholders’ Equity at March 31, 2013	$3,265,548

(1)  For the three months ended March 31, 2013, includes approximately $90,000 (9,607 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$77,351	$84,713
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(1,633)	(2,953)
Other-than-temporary impairment charges	—	920
Accretion of purchase discounts on MBS	(12,058)	(9,418)
Amortization of purchase premiums on MBS	14,793	10,782
Depreciation and amortization on fixed assets and other assets	1,097	427
Equity-based compensation expense	885	1,101
Unrealized gains and other on Linked Transactions	(1,136)	(6,245)
Decrease in interest receivable	1,891	244
(Increase)/decrease in prepaid and other assets	(4,088)	1,844
Decrease in accrued expenses and other liabilities, and excise tax and interest	(2,699)	(3,886)
(Decrease)/increase in accrued interest payable on financial instruments	(3,237)	2,404
Net cash provided by operating activities	$71,166	$79,933

Cash Flows From Investing Activities:
Principal payments on MBS	$711,901	$558,516
Proceeds from sale of MBS and U.S. Treasury securities	206,203	71,103
Purchases of MBS	(569,006)	(737,950)
Additions to leasehold improvements, furniture and fixtures	(54)	(130)
Net cash provided by/(used in) investing activities	$349,044	$(108,461)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(18,024,857)	$(14,744,454)
Proceeds from borrowings under repurchase agreements	18,175,212	14,840,227
Proceeds from issuance of securitized debt	—	186,691
Principal payments on securitized debt	(104,802)	(94,789)
Payments made on obligation to return securities obtained as collateral	(200,050)	—
Payments made for resecuritization related costs	—	(1,763)
Cash disbursements on financial instruments underlying Linked Transactions	(57,977)	(299,173)
Cash received from financial instruments underlying Linked Transactions	59,245	218,269
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	—	(1,590)
Proceeds from reverse margin calls on repurchase agreements and Swaps	—	4,090
Proceeds from issuances of common stock	7,278	451
Dividends paid on preferred stock	(2,040)	(2,040)
Dividends paid on common stock and DERs	(71,942)	(96,792)
Net cash (used in)/provided by financing activities	$(219,933)	$9,127
Net increase/(decrease) in cash and cash equivalents	$200,277	$(19,401)
Cash and cash equivalents at beginning of period	$401,293	$394,022
Cash and cash equivalents at end of period	$601,570	$374,621

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$—	$122,826
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$200,099	$197,339
Dividends and DERs declared and unpaid	$259,607	$86,778

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2013 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2013 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 14), derivative hedging instruments (Notes 5 and 14) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (Note 2 (m)).  Actual results could differ from those estimates.

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

Designation

The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in accumulated other comprehensive income/(loss) (“AOCI”), a component of stockholders’ equity.

Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate.  The effective interest rate is based on management’s estimate of the projected cash flows for each security, which are based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities or in the recognition of OTTIs.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

In determining the fair value of the Company’s MBS, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 14)

Impairments/OTTI

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheet.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are purchased at significant discounts to par/and are otherwise assessed to be of less than high credit quality on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and are considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s effective interest rate.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheet with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.  However, if on the purchase settlement date, a repurchase agreement is used to finance the purchase of an MBS with the same counterparty and such transactions are determined to be linked, then the MBS and linked repurchase borrowing will be reported on the same settlement date as Linked Transactions.  (See Notes 2(n) and 5)

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2013 or December 31, 2012.  At March 31, 2013 and December 31, 2012, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 7 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $5.0 million at March 31, 2013 and December 31, 2012, respectively.  (See Notes 5, 6, 7 and 14)

(f)  Goodwill

At March 31, 2013 and December 31, 2012, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2013, the Company had not recognized any impairment against its goodwill.

(g)  Depreciation

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 2(n), 5, 6, 7 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheet.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheet and disclosed as “Obligation to return securities obtained as collateral.”  (See Note 2(c))

(j)  Equity-Based Compensation

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its MBS and its derivative hedging instruments, currently comprised of Swaps, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for MBS and is reduced by dividends declared on the Company’s preferred stock.

(m)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT. In order to maintain its status a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income to stockholders in the timeframe permitted by the Code.  The Company is not subject to tax to the extent that it distributes 100% of its REIT taxable income to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT Income Tax Expense on the Company’s consolidated statements of operations.  To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts shall be included within Operating and other expense on the Company’s consolidated statements of operations.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2013, December 31, 2012, or March 31, 2012. The Company’s tax returns for tax years 2009 through 2011 are open to examination.  The Company expects to file its 2012 tax return prior to September 15, 2013.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 5, 7 and 14)

Swaps

Swaps are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness.

Non-Hedging Activity/Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheet.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in OCI.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a Linked Transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis.  (See Notes 5 and 14)

(o)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Accounting Standards Adopted in 2013

Balance Sheet

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) regarding disclosures concerning the offsetting of assets and liabilities.  Under ASU 2011-11, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This disclosure is intended to support further the convergence of U.S. GAAP and International Financial Reporting Standards requirements.  ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

The Company’s adoption of ASU 2011-11 and ASU 2013-01 beginning on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendments of this ASU do not change the current requirements for reporting net income or OCI in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 was effective prospectively for the Company for reporting periods beginning after December 15, 2012.  The Company’s adoption of ASU 2013-02 beginning on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as investment companies and investment property entities, repurchase agreements and similar transactions, measurement of credit impairment, financial instrument measurement and classification, revenue recognition, leases, hedging and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  Non-Agency MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.  (See Notes 5 and 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following tables present certain information about the Company’s MBS at March 31, 2013 and December 31, 2012:

March 31, 2013

				Discount
				Designated
	Principal/		Accretable	as Credit			Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized		Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,631,101	$188,186	$(51)	$—	$5,819,236	$5,974,186	$157,790	$(2,840)	$154,950
Freddie Mac	1,100,024	42,866	—	—	1,146,602	1,164,812	21,227	(3,017)	18,210
Ginnie Mae	14,170	245	—	—	14,415	14,907	492	—	492
Total Agency MBS	6,745,295	231,297	(51)	—	6,980,253	7,153,905	179,509	(5,857)	173,652
Non-Agency MBS (3)
Rated AAA	22,658	135	(205)	—	22,588	23,338	750	—	750
Rated A	1,008	21	—	—	1,029	988	—	(41)	(41)
Rated BBB	42,818	580	(1,346)	—	42,052	43,440	2,079	(691)	1,388
Rated BB	118,881	53	(9,028)	(874)	109,032	116,887	8,088	(233)	7,855
Rated B	241,825	—	(31,771)	(10,377)	199,677	228,401	28,724	—	28,724
Rated CCC	1,205,624	13	(115,858)	(188,857)	900,922	1,063,379	163,933	(1,476)	162,457
Rated CC	554,897	—	(36,537)	(132,586)	385,774	459,565	73,791	—	73,791
Rated C	733,338	—	(47,516)	(126,533)	559,289	639,835	80,568	(22)	80,546
Unrated and D-rated (4)	3,392,056	—	(139,652)	(853,725)	2,398,679	2,812,444	413,925	(160)	413,765
Total Non-Agency MBS	6,313,105	802	(381,913)	(1,312,952)	4,619,042	5,388,277	771,858	(2,623)	769,235
Total MBS	$13,058,400	$232,099	$(381,964)	$(1,312,952)	$11,599,295	$12,542,182	$951,367	$(8,480)	$942,887

December 31, 2012

				Discount
				Designated
	Principal/		Accretable	as Credit			Gross	Gross	Net
	Current	Purchase	Purchase	Reserve	Amortized		Unrealized	Unrealized	Unrealized
(In Thousands)	Face	Premiums	Discounts	and OTTI (1)	Cost (2)	Fair Value	Gains	Losses	Gain/(Loss)
Agency MBS:
Fannie Mae	$5,977,388	$196,686	$(58)	$—	$6,174,016	$6,351,621	$178,970	$(1,365)	$177,605
Freddie Mac	800,854	30,447	—	—	835,724	858,560	22,925	(89)	22,836
Ginnie Mae	14,526	251	—	—	14,777	15,279	502	—	502
Total Agency MBS	6,792,768	227,384	(58)	—	7,024,517	7,225,460	202,397	(1,454)	200,943
Non-Agency MBS (3)
Rated AAA	25,209	158	(219)	—	25,148	25,905	757	—	757
Rated A	1,147	24	—	—	1,171	1,086	—	(85)	(85)
Rated BBB	49,301	637	(1,741)	(378)	47,819	48,563	1,806	(1,062)	744
Rated BB	118,031	39	(8,892)	(853)	108,325	112,905	4,937	(357)	4,580
Rated B	247,532	—	(31,133)	(12,462)	203,937	225,281	21,452	(108)	21,344
Rated CCC	1,235,638	14	(107,618)	(201,126)	926,908	1,055,757	131,826	(2,977)	128,849
Rated CC	579,632	—	(41,191)	(132,061)	406,380	468,017	61,739	(102)	61,637
Rated C	952,984	—	(55,294)	(166,529)	731,161	812,523	81,850	(488)	81,362
Unrated and D-rated (4)	3,300,086	—	(125,538)	(867,097)	2,307,451	2,632,128	325,796	(1,119)	324,677
Total Non-Agency MBS	6,509,560	872	(371,626)	(1,380,506)	4,758,300	5,382,165	630,163	(6,298)	623,865
Total MBS	$13,302,328	$228,256	$(371,684)	$(1,380,506)	$11,782,817	$12,607,625	$832,560	$(7,752)	$824,808

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at March 31, 2013 reflect Credit Reserve of $1.266 billion and OTTI of $46.9 million.  Amounts disclosed at December 31, 2012 reflect Credit Reserve of $1.332 billion and OTTI of $48.7 million.

(2)  Includes principal payments receivable of $3.7 million and $4.4 million at March 31, 2013 and December 31, 2012, respectively, which are not included in the Principal/Current Face.

(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(4)  Includes 268 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.348 billion and $2.754 billion, respectively, at March 31, 2013 and 246 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.252 billion and $2.573 billion, respectively, at December 31, 2012.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at March 31, 2013:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(In Thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Agency MBS:
Fannie Mae	$550,988	$2,063	66	$42,957	$777	11	$593,945	$2,840
Freddie Mac	525,500	3,015	63	2,623	2	1	528,123	3,017
Total Agency MBS	1,076,488	5,078	129	45,580	779	12	1,122,068	5,857
Non-Agency MBS:
Rated A	—	—	—	989	41	2	989	41
Rated BBB	—	—	—	20,225	691	2	20,225	691
Rated BB	—	—	—	2,130	233	3	2,130	233
Rated CCC	—	—	—	23,683	1,476	4	23,683	1,476
Rated C	3,869	22	2	—	—	—	3,869	22
Unrated and other	15,190	88	1	16,563	72	2	31,753	160
Total Non-Agency MBS	19,059	110	3	63,590	2,513	13	82,649	2,623
Total MBS	$1,095,547	$5,188	132	$109,170	$3,292	25	$1,204,717	$8,480

At March 31, 2013, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $5.9 million at March 31, 2013.  Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related.  In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position.  Based on these analyses, the Company determined that at March 31, 2013 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $2.6 million at March 31, 2013.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings during the three months ended March 31, 2013.  The Company recognized credit-related OTTI losses through earnings of $920,000 on Non-Agency MBS during the three months ended March 31, 2012.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In Thousands)	2013	2012
Total OTTI losses	$—	$(879)
OTTI reclassified from OCI	—	(41)
OTTI recognized in earnings	$—	$(920)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended
	March 31,
(In Thousands)	2013	2012
Credit loss component of OTTI at beginning of period	$36,115	$34,915
Additions for credit related OTTI not previously recognized	—	458
Subsequent additional credit related OTTI recorded	—	462
Credit loss component of OTTI at end of period	$36,115	$35,835

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS for the three months ended March 31, 2013 and March 31, 2012 are summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
Credit enhancement (1) (2)
Weighted average (3)	—	4.40%
Range (4)	—	0.00-16.50%

Projected CPR (2) (5)
Weighted average (3)	—	10.20%
Range (4)	—	9.40-13.30%

Projected Loss Severity (2) (6)
Weighted average (3)	—	55.40%
Range (4)	—	45.90-60.00%

60+ days delinquent (2) (7)
Weighted average (3)	—	21.50%
Range (4)	—	18.20-23.80%

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Discount		Discount
	Designated as		Designated as
	Credit Reserve	Accretable	Credit Reserve	Accretable
(In Thousands)	and OTTI (1)	Discount (1) (2)	and OTTI (3)	Discount (2)(3)

Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	12,051	—	9,410
Realized credit losses	50,307	—	22,394	—
Purchases	(23,535)	11,229	(108,449)	(7,433)
Sales	6,283	932	—	—
Reclass discount for OTTI	—	—	684	(684)
Net impairment losses recognized in earnings	—	—	(920)	—
Unlinking of Linked Transactions	—	—	(38,579)	(6,078)
Transfers/release of credit reserve	34,499	(34,499)	8,918	(8,918)
Balance at end of period	$(1,312,952)	$(381,913)	$(1,344,718)	$(264,182)

(1)  In addition, the Company reallocated $13,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2013.

(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)  The Company reallocated $629,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2012.

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In Thousands)	2013	2012
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$824,808	$55,491
Unrealized loss on Agency MBS, net	(27,291)	(3,158)
Unrealized gain on Non-Agency MBS, net	146,730	262,602
Reclassification adjustment for MBS sales included in net income	(1,360)	(2,901)
Reclassification adjustment for OTTI included in net income	—	920
Change in AOCI from MBS	$118,079	$257,463
Balance at end of period	$942,887	$312,954

Sales of MBS

During the first three months of 2013, the Company sold certain Non-Agency MBS for $6.1 million, realizing gross gains of $1.7 million.  During the first three months of 2012, the Company sold certain Agency MBS for $71.1 million, realizing gross gains of $3.0 million.  The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In Thousands)	2013	2012
Coupon interest	$57,504	$64,008
Effective yield adjustment (1)	(14,717)	(10,708)
Agency MBS interest income	$42,787	$53,300

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In Thousands)	2013	2012
Coupon interest	$67,933	$60,860
Effective yield adjustment (1)	11,982	9,344
Non-Agency MBS interest income	$79,915	$70,204

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(In Thousands)	2013	2012
MBS interest receivable:
Fannie Mae	$16,157	$17,597
Freddie Mac	3,246	2,696
Ginnie Mae	23	24
Non-Agency MBS	22,658	23,707
Total MBS interest receivable	42,084	44,024
Money market and other investments	22	9
Total interest receivable	$42,106	$44,033

5.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2013 and December 31, 2012:

		Balance Sheet	March 31,	December 31,
Derivative Instrument	Designation	Location	2013	2012
(In Thousands)
Swaps, at fair value ($100.0 million notional at March 31, 2013)	Hedging	Assets	$324	$203
Linked Transactions, at fair value	Non-Hedging	Assets	$12,572	$12,704
Swaps, at fair value ($2.414 billion notional at March 31, 2013)	Hedging	Liabilities	$(50,839)	$(63,034)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at March 31, 2013 and December 31, 2012:

Linked Transactions at March 31, 2013

Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing	Balance	Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$23,236	1.67%	Rated AA	$12,654	$11,578	$11,937	5.00%
>30 days to 90 days	10,900	1.45	Rated A	3,019	2,431	3,178	0.75
Total	$34,136	1.60%	Rated BBB	8,270	7,121	8,680	2.53
			Rated BB	7,162	6,540	7,234	2.70
			Rated D	15,478	13,894	18,606	5.82
			Total	$46,583	$41,564	$49,635	4.27%

Linked Transactions at December 31, 2012

Linked Repurchase Agreements			Linked MBS
		Weighted					Weighted
		Average					Average
Maturity or Repricing	Balance	Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$13,672	1.57%	Rated AA	$13,588	$12,817	$13,192	5.00%
>30 days to 90 days	21,599	1.66	Rated A	3,075	2,548	3,342	0.76
Total	$35,271	1.63%	Rated BBB	8,299	7,226	8,847	2.55
			Rated BB	7,365	6,854	7,593	2.75
			Rated D	15,501	14,372	19,303	5.80
			Total	$47,828	$43,817	$52,277	4.28%

At March 31, 2013, Linked Transactions also included $175,000 of associated accrued interest receivable and $50,000 of accrued interest payable.  At December 31, 2012, Linked Transactions also included $185,000 of associated accrued interest receivable and $38,000 of accrued interest payable.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended March 31,
(In Thousands)	2013	2012
Interest income attributable to MBS underlying Linked Transactions	$668	$2,288
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(140)	(504)
Change in fair value of Linked Transactions included in earnings	1,008	5,915
Unrealized net gains and net interest income from Linked Transactions	$1,536	$7,699

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

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2013.  At March 31, 2013, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was approximately $53.1 million, including accrued interest payable of approximately $2.2 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at March 31, 2013 and December 31, 2012:

(In Thousands)	March 31, 2013	December 31, 2012
Agency MBS, at fair value	$57,119	$68,915
Restricted cash	5,017	5,016
Total assets pledged against derivative contracts	$62,136	$73,931

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At March 31, 2013, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At March 31, 2013, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three months ended March 31, 2013 and March 31, 2012.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap, pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three months ended March 31, 2013 and March 31, 2012.

At March 31, 2013, the Company had Swaps with an aggregate notional amount of $2.514 billion, which had net unrealized losses of $50.5 million, and extended 18 months on average with a maximum term of approximately 47 months.  During the three months ended March 31, 2013, the Company entered into one new Swap with a notional amount of $50.0 million, a fixed-pay rate of 0.67% and an initial maturity of four years, and had Swaps amortize and/or expire with an aggregate notional amount of $56.0 million.  The following table presents information about the Company’s Swaps at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Notional	Fixed-Pay	Average Variable	Notional	Fixed-Pay	Average Variable
Maturity (1)	Amount	Interest Rate	Interest Rate (2)	Amount	Interest Rate	Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$287,832	1.85%	0.21%	$25,828	3.88%	0.28%
Over 30 days to 3 months	239,443	1.36	0.21	30,185	3.96	0.26
Over 3 months to 6 months	357,012	4.18	0.21	527,275	1.63	0.21
Over 6 months to 12 months	75,902	4.00	0.25	391,063	4.17	0.22
Over 12 months to 24 months	1,053,361	2.06	0.21	685,042	2.28	0.22
Over 24 months to 36 months	350,000	2.07	0.20	710,171	1.97	0.21
Over 36 months to 48 months	150,000	0.54	0.20	150,000	1.03	0.21
Total Swaps	$2,513,550	2.24%	0.21%	$2,519,564	2.31%	0.22%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.

(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(Dollars in Thousands)	2013	2012
Interest expense attributable to Swaps	$12,969	$20,823
Weighted average Swap rate paid	2.27%	2.78%
Weighted average Swap rate received	0.21%	0.31%

Impact of Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In Thousands)	2013	2012
AOCI from derivative hedging instruments:
Balance at beginning of period	$(62,831)	$(114,194)
Unrealized gain on Swaps, net	12,316	12,091
Balance at end of period	$(50,515)	$(102,103)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 7)  At March 31, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 32 days and an effective repricing period of five months, including the impact of related Swaps.  At December 31, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of five months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2013 and December 31, 2012:

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Repurchase agreement borrowings secured by Agency MBS	$6,338,378	$6,353,489
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,682,380	$6,678,384
Weighted average haircut on Agency MBS (1)	4.76%	4.80%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,155,812	$1,988,172
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2) (3)	$3,817,527	$3,463,128
Weighted average haircut on Non-Agency MBS (1)	30.16%	30.49%
Repurchase agreements secured by U.S. Treasuries	$408,637	$410,811
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$408,118	$408,833
Weighted average haircut on U.S. Treasuries (1)	0.89%	1.74%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)  Includes $1.966 billion and $1.860 billion of Non-Agency MBS acquired from consolidated VIEs at March 31, 2013, and December 31, 2012, respectively, that are eliminated from the Company’s consolidated balance sheet.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
Time Until Interest Rate Reset	Balance (1)	Average Interest Rate	Balance (1)	Average Interest Rate
(Dollars in Thousands)
Within 30 days	$6,776,242	0.77%	$6,293,802	0.71%
Over 30 days to 3 months	2,000,536	0.82	2,458,670	1.21
Over 6 months to 12 months	126,049	2.14	—	—
Total	$8,902,827	0.80%	$8,752,472	0.85%

(1)  At March 31, 2013 and December 31, 2012, the Company had repurchase agreements of $34.1 million and $35.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The following table at March 31, 2013 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	March 31, 2013
		Weighted
		Average
Contractual Maturity	Balance (1)	Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	6,357,923	0.65
Over 30 days to 90 days	1,952,583	0.78
Over 90 days to 12 months	216,049	2.25
Over 12 months	376,272	2.62
Total	$8,902,827	0.80%

(1)  At March 31, 2013, the Company had repurchase agreements of $34.1 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company had repurchase agreements with 26 counterparties at March 31, 2013 and 26 counterparties at December 31, 2012.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2013:

March 31, 2013

	Counterparty	Amount at	Weighted Average Months to Maturity for Repurchase	Percent of Stockholders’
Counterparty	Rating (1)	Risk (2)	Agreements	Equity
(Dollars in Thousands)
Credit Suisse	A/Aa2/A	$723,319	1	22.1%
Wells Fargo (3)	AA-/Aa3/AA-	375,693	10	11.5
UBS (4) (5)	A/A2/A	271,219	27	8.3
Deutsche Bank	A+/A2/A+	242,065	2	7.4

(1)  As rated at March 31, 2013 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.

(2)  The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transaction, including accrued interest receivable on such securities.

(3)  Includes $256.1 million with Wells Fargo Bank, NA and $119.6 million at risk with Wells Fargo Securities LLC.

(4)  Includes $261.7 million at risk with UBS AG and $9.5 million at risk with UBS Securities LLC.

(5)  Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

7.      Collateral Positions

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$57,119	$—	$68,915	$—
Cash (1)	5,017	—	5,016	—
	62,136	—	73,931	—
Repurchase Agreement Borrowings:
Agency MBS	$6,682,380	$—	$6,678,384	$—
Non-Agency MBS (2)(3)	3,817,527	—	3,463,128	—
U.S. Treasury securities	408,118	—	408,833	—
	10,908,025	—	10,550,345	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$408,118	$—	$408,833
	—	408,118	—	408,833
Total	$10,970,161	$408,118	$10,624,276	$408,833

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheet.

(2)  Includes $1.966 billion and $1.860 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2013 and December 31, 2012, respectively, that are eliminated from the Company’s consolidated balance sheet.

(3)  In addition, $761.7 million and $759.2 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at March 31, 2013 and December 31, 2012, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at March 31, 2013:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Assets Pledged and Accrued Interest
U.S. Treasuries	$408,118	$408,118	$—	$—	$—	$—	$408,118
Fannie Mae	$5,720,377	$5,571,620	$15,488	$44,598	$42,786	$129	$5,780,592
Freddie Mac	959,883	943,334	2,719	4,405	4,220	18	967,025
Ginnie Mae	2,120	2,062	3	8,116	7,837	13	10,252
Agency MBS	$6,682,380	$6,517,016	$18,210	$57,119	$54,843	$160	$6,757,869
Rated AAA	$21,352	$20,621	$74	$—	$—	$—	$21,426
Rated BBB	32,546	31,902	108	—	—	—	32,654
Rated BB	350,926	313,831	1,156	—	—	—	352,082
Rated B	99,753	82,188	297	—	—	—	100,050
Rated CCC	360,821	309,280	1,304	—	—	—	362,125
Rated CC	210,485	183,877	970	—	—	—	211,455
Rated C	134,328	120,472	550	—	—	—	134,878
Rated D	1,003,800	883,150	5,086	—	—	—	1,008,886
Not Rated	1,603,516	1,152,991	7,613	—	—	—	1,611,129
Non-Agency MBS (1) (2)(3)	$3,817,527	$3,098,312	$17,158	$—	$—	$—	$3,834,685
Total	$10,908,025	$10,023,446	$35,368	$57,119	$54,843	$160	$11,000,672

(1)  Includes $1.966 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2013, that are eliminated from the Company’s consolidated balance sheet.

(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

(3) In addition, $761.7 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at March 31, 2013.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In Thousands)	Amounts of Recognized Assets	Offset in the Consolidated Balance Sheet	Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013
Derivative hedging instruments, at fair value	$324	$—	$324	$(324)	$—	$—
Total	$324	$—	$324	$(324)	$—	$—

December 31, 2012
Derivative hedging instruments, at fair value	$203	$—	$203	$(203)	$—	$—
Total	$203	$—	$203	$(203)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the Consolidated Balance Sheet
(In Thousands)	Amounts of Recognized Liabilities	Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged (1)	Net Amount

March 31, 2013
Derivative hedging instruments, at fair value (2)	$50,839	$—	$50,839	$(45,822)	$(5,017)	$—
Repurchase agreements (3)	8,902,827	—	8,902,827	(8,902,827)	—	—
Total	$8,953,666	$—	$8,953,666	$(8,948,649)	$(5,017)	$—

December 31, 2012
Derivative hedging instruments, at fair value (2)	$63,034	$—	$63,034	$(58,018)	$(5,016)	$—
Repurchase agreements (3)	8,752,472	—	8,752,472	(8,752,472)	—	—
Total	$8,815,506	$—	$8,815,506	$(8,810,490)	$(5,016)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.

(2) The fair value of securities pledged against the Company’s Swaps was $57.1 million and $68.9 million at March 31, 2013 and December 31, 2012, respectively.

(3) The fair value of securities pledged against the Company’s repurchase agreements was $10.908 billion and $10.550 billion at March 31, 2013 and December 31, 2012, respectively.

Nature of Setoff Rights

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.  For one repurchase agreement counterparty, the underlying agreements provide for an unconditional right of setoff.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

11.    Stockholders’ Equity

(a) Dividends on Preferred Stock

At March 31, 2013, the Company had issued and outstanding 3.8 million shares of 8.50% Series A Cumulative Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share.  Beginning April 27, 2009, the Company’s Series A Preferred Stock became redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option.  The Series A Preferred Stock is entitled to receive a dividend at a rate of 8.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The Series A Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of Series A Preferred Stock.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

From the time of original issuance of the Series A Preferred Stock through March 31, 2013, the Company has declared and paid all required quarterly dividends on such stock.  The following table presents the relevant dates with respect to such quarterly cash dividends, of $0.53125 per share, from January 1, 2012 through March 31, 2013:

Declaration Date	Record Date	Payment Date
February 15, 2013	March 1, 2013	April 1, 2013
November 20, 2012	December 3, 2012	December 31, 2012
August 22, 2012	September 4, 2012	October 1, 2012
May 18, 2012	June 1, 2012	July 2, 2012
February 17, 2012	March 1, 2012	April 2, 2012

On April 16, 2013, the Company announced that it will redeem all 3.8 million outstanding shares of its Series A Preferred Stock on May 16, 2013.  (See Note 16 for further information regarding such redemption.)

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2012 through March 31, 2013:

Declaration Date	Record Date	Payment Date	Dividend Per Share (1)
March 28, 2013	April 12, 2013	April 30, 2013	$0.22
March 4, 2013	March 18, 2013	April 10, 2013	0.50
December 12, 2012	December 28, 2012	January 31, 2013	0.20
September 28, 2012	October 12, 2012	October 31, 2012	0.21
June 27, 2012	July 13, 2012	July 31, 2012	0.23
March 23, 2012	April 4, 2012	April 30, 2012	0.24

(1)  At March 31, 2013, the Company had accrued dividends and DERs payable of $79.2 million related to the common stock dividend declared on March 28, 2013 and $180.1 million of accrued dividends payable related to the special cash dividend on common stock  declared on March 4, 2013.

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2013, 7.2 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2013, the Company issued 834,038 shares of common stock through the DRSPP, raising net proceeds of $7,367,194.  From the inception of the DRSPP in September 2003 through March 31, 2013, the Company issued 17,362,063 shares pursuant to the DRSPP, raising net proceeds of $151.2 million.

(d) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three months ended March 31, 2013, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through March 31, 2013, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No. 1 thereto, which was filed on April 2, 2012.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the New York Stock Exchange (the “NYSE”), or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock under the Repurchase Program.  At March 31, 2013, 2,759,709 shares remained authorized for repurchase.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2013:

(In Thousands)	Net Unrealized Gain on Available-for-Sale MBS	Net Unrealized (Loss)/Gain on Swaps	Total AOCI
Balance at the beginning of the period	$824,808	$(62,831)	$761,977
OCI before reclassifications	119,439	12,316	131,755
Amounts reclassified from AOCI (1)	(1,360)	—	(1,360)
Net current period OCI (2)	118,079	12,316	130,395
Balance at end of period	$942,887	$(50,515)	$892,372

(1)  See separate table below for details about these reclassifications.

(2)  For further information regarding changes in current period OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2013:

Details about	Amounts Reclassified	Affected Line Item in the Statement
AOCI Components	from AOCI	Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(1,360)	Gain on sales of MBS and U.S. Treasury securities, net
Total reclassifications for period	$(1,360)

At March 31, 2013 and December 31, 2012, the Company had OTTI recognized in AOCI of $979,000 and $2.6 million, respectively.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2013	2012
Numerator:
Net income	$77,351	$84,713
Dividends declared on preferred stock	(2,040)	(2,040)
Dividends, DERs and undistributed earnings allocated to participating securities	(321)	(416)
Net income to common stockholders - basic and diluted	$74,990	$82,257

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	358,110	356,167
Basic and diluted earnings per share	$0.21	$0.23

(1) At March 31, 2013, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2013, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 427,000 stock options with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 0.6 years, approximately 447,000 shares of restricted common stock with a weighted average grant date fair value of $7.73 and approximately 728,000 RSUs with a weighted average grant date fair value of $6.43.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2013, approximately 9.5 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one-year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $313,000 and $447,000 during the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, the Company had 1,280,898 DERs outstanding, of which 408,250 were attached to common stock options and 872,648 were awarded in connection with, or attached to, RSUs.  At March 31, 2013, the average forfeiture rate on DERs outstanding attached to RSUs was 18.2%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at March 31, 2013.  At March 31, 2013, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 1.8 years.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.

The Company did not grant any stock options during the three months ended March 31, 2013 and March 31, 2012.  There were no stock options cancelled during the three months ended March 31, 2013 and 50,000 stock options cancelled during the three months ended March 31, 2012.  At March 31, 2013, 427,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.14.  As of March 31, 2013, the aggregate intrinsic value of total Options outstanding was approximately $23,000.

Restricted Stock

The Company awarded 12,331 shares of restricted common stock during the three months ended March 31, 2013 and awarded 14,881 shares of restricted common stock during the three months ended March 31, 2012.  At March 31, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $3.3 million and $3.7 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $510,000 and $428,000 on unvested shares of restricted stock at March 31, 2013 and December 31, 2012, respectively.  The unrecognized compensation expense at March 31, 2013 is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of March 31, 2013 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the three months ended March 31, 2013 and March 31, 2012.  All RSUs outstanding at March 31, 2013 had DERs attached or issued as separate associated instruments in connection with RSUs.  At March 31, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $2.3 million and $2.6 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at March 31, 2013 is expected to be recognized over a weighted average period of 2.2 years.  As of March 31, 2013, the Company had an expected average forfeiture rate of 15.9% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In Thousands)	2013	2012
Restricted shares of common stock	$544	$762
RSUs	290	280
DERs	51	59
Total	$885	$1,101

(b)  Employment Agreements

At March 31, 2013, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In Thousands)	2013	2012
Non-employee directors	$52	$26
Total	$52	$26

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2013 and December 31, 2012 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Undistributed		Undistributed
	Income	Liability Under	Income	Liability Under
(In Thousands)	Deferred (1)	Deferred Plans	Deferred (1)	Deferred Plans
Non-employee directors	$195	$342	$199	$302
Total	$195	$342	$199	$302

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2013 and December 31, 2012, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2013 and 2012, the Company recognized expenses for matching contributions of $62,000 and $60,000, respectively.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2013, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at March 31, 2013

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$7,153,905	$—	$7,153,905
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,388,277	—	5,388,277
Securities obtained and pledged as collateral	408,118	—	—	408,118
Linked Transactions	—	12,572	—	12,572
Derivative hedging instruments	—	324	—	324
Total assets carried at fair value	$408,118	$12,555,078	$—	$12,963,196
Liabilities:
Derivative hedging instruments	$—	$50,839	$—	$50,839
Obligation to return securities obtained as collateral	508,187	—	—	508,187
Total liabilities carried at fair value	$508,187	$50,839	$—	$559,026

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Value	Fair Value	Value	Fair Value
Financial Assets:
Agency MBS	$7,153,905	$7,153,905	$7,225,460	$7,225,460
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,388,277	5,388,277	5,382,165	5,382,165
Securities obtained and pledged as collateral	408,118	408,118	408,833	408,833
Cash and cash equivalents	601,570	601,570	401,293	401,293
Restricted cash	5,017	5,017	5,016	5,016
Linked Transactions	12,572	12,572	12,704	12,704
Derivative hedging instruments	324	324	203	203
Financial Liabilities:
Repurchase agreements	8,902,827	8,902,024	8,754,472	8,754,521
Securitized debt	542,014	544,873	646,816	647,070
Obligation to return securities obtained as collateral	508,187	508,187	508,827	508,827
Senior Notes	100,000	106,120	100,000	103,040
Derivative hedging instruments	50,839	50,839	63,034	63,034

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2013 and December 31, 2012, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

Senior Notes:  The fair value of Senior Notes is determined using the end of day market price quoted on the NYSE at the reporting date.  The Company’s Senior Notes are classified as Level 1 in the fair value hierarchy.

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Resecuritization transactions

Since October 2010, the Company has entered into several resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  See Note 2(p) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at March 31, 2013	$133,284	$193,405	$206,686	$8,639
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (1)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (2)	$1,814	$3,230	$3,527	$3,562

(1)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).

(2)  Amortized to interest expense based upon the actual repayments of the associated beneficial interests.

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

MFA FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

As of March 31, 2013 and December 31, 2012, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.593 billion and $2.620 billion, respectively.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of March 31, 2013 and December 31, 2012, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $542.0 million and $646.8 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

16.  Subsequent Event

Offering of Series B Preferred Stock/Redemption of Series A Preferred Stock

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), liquidation preference $25.00 per share, in an underwritten public offering.  The estimated aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and estimated offering expenses. The Company plans to use the proceeds of the offering for general corporate purposes, including, without limitation, the redemption of all of its outstanding Series A Preferred Stock (as discussed below), and to use any remaining net proceeds to acquire additional MBS, consistent with its investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.

On April 16, 2013, the Company announced that it will redeem all 3,840,000 outstanding shares of its Series A Preferred Stock on May 16, 2013, at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from April 1, 2013, through and including the redemption date, for an aggregate redemption price per share of Series A Preferred Stock of approximately $25.27153 (for an aggregate of approximately $97.0 million).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

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

At March 31, 2013, we had total assets of approximately $13.653 billion, of which $12.542 billion, or 91.9%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $7.154 billion of Agency MBS and $5.388 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, Linked Transactions and MBS-related receivables.

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

As of March 31, 2013, approximately $8.945 billion, or 71.3%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.383 billion, or 27.0%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at March 31, 2013, we had $210.7 million, or 1.7%, of MBS with interest rates that reset monthly.

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

Conditional prepayment rate (or CPR) levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended March 31, 2013, our Agency MBS portfolio experienced a weighted average CPR of 19.1%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 15.1%.

Over the last consecutive eight quarters, ending with March 31, 2013, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.5%  experienced during the quarter ended June 30, 2012 to a low of 15.2%, experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 17.5%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2013, we had net unrealized gains of $173.7 million on our Agency MBS, comprised of gross unrealized gains of $179.5 million and gross unrealized losses of $5.9 million, and had net unrealized gains on our Non-Agency MBS of $769.2 million, comprised of gross unrealized gains of $771.9 million and gross unrealized losses of $2.6 million.  At March 31, 2013, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

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

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the three months ended March 31, 2013, we entered into one new Swap with a notional amount of $50.0 million, a fixed-pay rate of 0.67% and an initial maturity of four years, and had Swaps with an aggregate notional amount of $56.0 million and a weighted average fixed-pay rate of 3.92% amortize and/or expire.  At March 31, 2013, we had Swaps with an aggregate notional amount of $2.514 billion with a weighted average fixed-pay rate of 2.24% and a weighted average variable interest rate received of 0.21%.

Recent Market Conditions and Our Strategy

During the first quarter of 2013, we continued to invest in both Agency and Non-Agency MBS.  During the three months ended March 31 2013, we acquired approximately (i) $469.9 million of Agency MBS at a weighted average purchase price of 104.2% of par value and (ii) $65.6 million of Non-Agency MBS at a weighted average purchase price of 84.2% of par value.  At March 31, 2013, our combined MBS portfolio was approximately $12.542 billion compared to $12.608 billion at December 31, 2012.  During the three months ended March 31, 2013, we experienced a decrease in our MBS portfolio primarily due to principal repayments exceeding the addition of newly acquired assets and the increase in net unrealized gains.

At March 31, 2013, $7.154 billion, or 57.0% of our MBS portfolio, was invested in Agency MBS.  During the three months ended March 31, 2013, we experienced a decrease of $71.6 million in our Agency MBS primarily due to $499.5 million of principal repayments, a decrease in net unrealized gains of $27.3 million and $14.7 million of premium amortization which was partially offset by the addition of $469.9 million of newly acquired assets.

At March 31, 2013, $5.388 billion, or 43.0% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $46.6 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the three months ended March 31, 2013, we experienced an increase of $6.1 million in our Non-Agency MBS portfolio primarily due to an increase in net unrealized gains of $145.4 million for the portfolio as a result of market price appreciation, the addition of $65.6 million of newly acquired assets and $12.0 million of discount accretion which was partially offset by $212.4 million of principal repayments and the sale of Non-Agency MBS with an amortized cost of $4.5 million.

Our book value per common share was $8.84 as of March 31, 2013, compared to $8.99 at December 31, 2012.  The decrease in book value per share was primarily the result of the declaration on March 4, 2013 of a special cash dividend of $0.50 per share of common stock which was paid on April 10, 2013.  Excluding the impact of the special dividend, our book value would have increased in the quarter due primarily to continued appreciation within our Non-Agency MBS portfolio.

Due to the interest rate environment in 2012 and the first three months of 2013, yields on acquired assets were lower than in prior periods.  At the end of the first quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 53 basis points to 3.25% for the three months ended March 31, 2013 from 3.78% for the three months ended March 31, 2012.  In addition, the net Agency MBS yield decreased to 2.42% for the three months ended March 31, 2013, from 3.15% for the three months ended March 31, 2012.  Our Non-Agency MBS portfolio yielded 6.80% for the three months ended March 31, 2013 compared to 6.95% for the three months ended March 31, 2012.  The decrease in the yield on our Non-Agency MBS portfolio is primarily due to the downward movement of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS and the addition of newly acquired assets at yields less than our overall portfolio yield.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions.  A combination of low mortgage rates, rising multifamily rents, limited housing supply, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation, has led to home price appreciation on a nationwide basis.  We believe that our $1.313 billion Credit Reserve appropriately factors in remaining uncertainties regarding housing fundamentals and the potential impact on future cash flows.  A combination of both home price appreciation and mortgage amortization has led to a decrease in the Loan-to-Value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio.  Due to this lower LTV, we have reduced estimated future losses within our Non-Agency portfolio.  As a result, during the three months ended March 31, 2013 we transferred $34.5 million to accretable discount from Credit Reserve bringing the total transferred over the last nine months to $169.6 million.  This increase in accretable discount prospectively increases the yield on Non-Agency MBS and will be realized in income over the life of the assets.

With $601.6 million of cash and cash equivalents and $410.7 million of unpledged Agency MBS at March 31, 2013, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  During the remainder of 2013 we intend to continue to selectively acquire Agency MBS and Non-Agency MBS. We believe that our Non-Agency assets will be positively impacted going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value at March 31, 2013.  We expect that the majority of our assets will remain in Agency MBS.

To finance the growth of our portfolio, we continue to pursue diversified financing sources, including longer term forms of repurchase agreement financing.  In the first quarter of 2013, we renewed a $126.0 million one-year repurchase agreement.  See “Liquidity and Capital Resources” below for more information regarding our financing sources and strategies.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At March 31, 2013, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt and Senior Notes outstanding, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.1 times.  (See table on page 56 under Results of Operations that presents our quarterly leverage multiples since March 31, 2012.)

During the quarter ended March 31, 2013, the U.S. Federal Reserve announced that it intends to keep the target range for the Federal Funds rate at 0% to 0.25% and anticipates this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Federal Open Market Committee’s two percent longer-run goal, and longer-term inflation expectations continue to be well anchored.  The U.S. Federal Reserve also announced that it will continue purchasing additional Agency MBS by $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month until the labor market improves.  It is also continuing its policy of reinvesting principal payments from existing Agency holdings and of rolling over maturing Treasury securities at auction.  These actions have put downward pressure on Agency MBS yields.

Recent Developments

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its 7.50% Series B Preferred Stock, liquidation preference $25.00 per share, in an underwritten public offering.  The estimated aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and estimated offering expenses. The Company plans to use the proceeds of the offering for general corporate purposes, including, without limitation, the redemption of all of its outstanding Series A Preferred Stock (as discussed below), and to use any remaining net proceeds to acquire additional MBS, consistent with its investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.

On April 16, 2013, the Company announced that it will redeem all 3,840,000 outstanding shares of its Series A Preferred Stock on May 16, 2013, at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from April 1, 2013, through and including the redemption date, for an aggregate redemption price per share of Series A Preferred Stock of approximately $25.27153 (for an aggregate of approximately $97.0 million).

Information About Our Assets

The tables below present certain information about our asset allocation at March 31, 2013:

ASSET ALLOCATION

GAAP Basis			Non-Agency		MBS
At March 31, 2013	Agency MBS		MBS		Portfolio	Cash (1)	Other, net (2)	Total
(Dollars in Thousands)
Amortized Cost	$6,980,253		$4,619,042		$11,599,295	$606,587	$(287,865)	$11,918,017
Market Value	$7,153,905		$5,388,277		$12,542,182	$606,587	$(287,865)	$12,860,904
Less Repurchase Agreements	(6,338,378)		(2,564,449)		(8,902,827)	—	—	(8,902,827)
Less Securitized Debt	—		(542,014)		(542,014)	—	—	(542,014)
Less Senior Notes	—		—		—	—	(100,000)	(100,000)
Equity Allocated	$815,527		$2,281,814		$3,097,341	$606,587	$(387,865)	$3,316,063
Less Swaps at Market Value	—		—		—	—	(50,515)	(50,515)
Net Equity Allocated	$815,527		$2,281,814		$3,097,341	$606,587	$(438,380)	$3,265,548
Debt/Net Equity Ratio (3)	7.77	x	1.36	x				3.08	x

Non-GAAP Adjustments		Non-Agency	MBS
At March 31, 2013	Agency MBS	MBS (4)	Portfolio	Cash (1)	Other, net (4)	Total
(Dollars in Thousands)
Amortized Cost	$—	$41,564	$41,564	$—	$87,103	$128,667
Market Value	$—	$46,583	$46,583	$—	$87,103	$133,686
Repurchase Agreements	—	374,501	374,501	—	—	374,501
Multi-year Collateralized Financing	—	(508,187)	(508,187)	—	—	(508,187)
Arrangements						—
Equity Allocated	$—	$(87,103)	$(87,103)	$—	$87,103	$—
Less Swaps at Market Value	—	—	—	—	—	—
Net Equity Allocated	$—	$(87,103)	$(87,103)	$—	$87,103	$—

Non-GAAP Basis			Non-Agency		MBS
At March 31, 2013	Agency MBS		MBS (4)		Portfolio	Cash(1)	Other, net(6)	Total
(Dollars in Thousands)
Amortized Cost	$6,980,253		$4,660,606		$11,640,859	$606,587	$(200,762)	$12,046,684
Market Value	$7,153,905		$5,434,860		$12,588,765	$606,587	$(200,762)	$12,994,590
Less Repurchase Agreements	(6,338,378)		(2,189,948)		(8,528,326)	—	—	(8,528,326)
Less Multi-year Collateralized Financing Arrangements	—		(508,187)		(508,187)	—	—	(508,187)
Less Securitized Debt	—		(542,014)		(542,014)	—	—	(542,014)
Less Senior Notes	—		—		—	—	(100,000)	(100,000)
Equity Allocated	$815,527		$2,194,711		$3,010,238	$606,587	$(300,762)	$3,316,063
Less Swaps at Market Value	—		—		—	—	(50,515)	(50,515)
Net Equity Allocated	$815,527		$2,194,711		$3,010,238	$606,587	$(351,277)	$3,265,548
Debt/Net Equity Ratio (5)	7.77	x	1.48	x				3.09	x

(1) Includes cash, cash equivalents and restricted cash.

(2) Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.

(3) For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained of $508.2 million and Senior Notes.

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

(5) For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, multi-year collateralized financing arrangements of $508.2 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $408.6 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $408.6 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of March 31, 2013:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$2,017,692	104.4%	105.9%	$2,136,762	14	3.14%	10.3%
HARP (4)	224,971	104.7	105.9	238,149	11	3.07	4.6
Other (Post June 2009) (5)	263,419	103.4	107.1	282,001	33	4.18	30.9
Other (Pre June 2009) (6)	1,967	104.9	107.7	2,118	46	4.50	25.9
Total 15-Year Fixed Rate	$2,508,049	104.3%	106.0%	$2,659,030	15	3.24%	12.2%

Hybrid:
Other (Post June 2009) (5)	$2,495,475	103.9%	105.6%	$2,635,205	25	3.25%	23.0%
Other (Pre June 2009) (6)	1,554,989	101.4	106.9	1,661,545	74	3.92	24.0
Total Hybrid	$4,050,464	102.9%	106.1%	$4,296,750	44	3.51%	23.4%
CMO/Other	$186,782	102.5%	104.1%	$194,413	147	2.53%	9.5%
Total Portfolio	$6,745,295	103.4%	106.0%	$7,150,193	36	3.38%	19.1%

(1)  Does not include principal payments receivable of $3.7 million at March 31, 2013.

(2)  Weighted average is based on MBS current face at March 31, 2013.

(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.

(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with loan-to-value ratio (or LTV) greater than or equal to 80% at origination.

(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.

(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of March 31, 2013:

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$957,479	104.2%	103.8%	$994,026	4	3.02%	100%	2.3%
3.0	533,072	105.9	106.0	565,254	9	3.49	100	4.2
3.5	19,947	103.5	106.8	21,297	29	4.16	100	24.4
4.0	836,743	103.3	108.1	904,732	29	4.40	82	21.6
4.5	160,808	105.2	108.0	173,721	32	4.87	32	30.7
Total 15-Year Fixed Rate	$2,508,049	104.3%	106.0%	$2,659,030	15	3.71%	89%	12.2%

(1)  Does not include principal payments receivable of $3.7 million at March 31, 2013.

(2)  Weighted average is based on MBS current face at March 31, 2013.

(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTV greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of March 31, 2013:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$1,096,421	103.3%	105.2%	$1,153,944	3.43%	32	27	24%	25.8%
Agency 7/1	1,362,432	104.4	105.9	1,442,701	3.12	19	64	21	21.1
Agency 10/1	36,622	104.4	105.3	38,560	2.95	9	110	—	10.4
Total Hybrids Post June 2009	$2,495,475	103.9%	105.6%	$2,635,205	3.25%	25	49	22%	23.0%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$887,738	101.6%	106.7%	$947,203	2.76%	80	5	53%	14.1%
Coupon >= 4.5% (6)	667,251	101.2	107.1	714,342	5.46	66	24	77	35.6
Total Hybrids Pre June 2009	$1,554,989	101.4%	106.9%	$1,661,545	3.92%	74	13	63%	24.0%
Total Hybrids	$4,050,464	102.9%	106.1%	$4,296,750	3.51%	44	35	38%	23.4%

(1)  Does not include principal payments receivable of $3.7 million at March 31, 2013.

(2)  Weighted average is based on MBS current face at March 31, 2013.

(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at March 31, 2013.

(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.

(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of March 31, 2013 and December 31, 2012:

	March 31,		December 31,
(In Thousands)	2013		2012
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$6,313,105		$6,509,560
Fair Value	5,388,277		5,382,165
Amortized Cost	4,619,042		4,758,300
Purchase Discount Designated as Credit Reserve and OTTI	(1,312,952	)(1)	(1,380,506	)(2)
Purchase Discount Designated as Accretable	(381,913)		(371,626)
Purchase Premiums	802		872
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$49,635		$52,277
Fair Value	46,583		47,828
Amortized Cost	41,564		43,817
Purchase Discount Designated as Credit Reserve	(5,778)		(6,051)
Purchase Discount Designated as Accretable	(2,293)		(2,409)
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,362,740		$6,561,837
Fair Value	5,434,860		5,429,993
Amortized Cost	4,660,606		4,802,117
Purchase Discount Designated as Credit Reserve and OTTI	(1,318,730	)(3)	(1,386,557	)(4)
Purchase Discount Designated as Accretable	(384,206)		(374,035)
Purchase Premiums	802		872

(1)  Includes discount designated as Credit Reserve of $ 1.266 billion and OTTI of $46.9 million.

(2)  Includes discount designated as Credit Reserve of $1.332 billion and OTTI of $48.7 million.

(3)  Includes discount designated as Credit Reserve of $ 1.272 billion and OTTI of $ 46.9 million.

(4)  Includes discount designated as Credit Reserve of $1.338 billion and OTTI of $48.7 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended March 31, 2013 and March 31, 2012 on both a GAAP and Non-GAAP basis:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	12,051	—	9,410
Realized credit losses	50,307	—	22,394	—
Purchases	(23,535)	11,229	(108,449)	(7,433)
Sales	6,283	932	—	—
Reclass discount for OTTI	—	—	684	(684)
Net impairment losses recognized in earnings	—	—	(920)	—
Unlinking of Linked Transactions	—	—	(38,579)	(6,078)
Transfers/release of credit reserve	34,499	(34,499)	8,918	(8,918)
Balance at the end of period	$(1,312,952)	$(381,913)	$(1,344,718)	$(264,182)

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(6,051)	$(2,409)	$(45,735)	$(6,206)
Accretion of discount	—	129	—	329
Realized credit losses	260	—	312	—
Unlinking of Linked Transactions	—	—	38,579	(1,339)
Transfers/release of credit reserve	13	(13)	(629)	629
Balance at the end of period	$(5,778)	$(2,293)	$(7,473)	$(6,587)

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,386,557)	$(374,035)	$(1,274,501)	$(256,685)
Accretion of discount	—	12,180	—	9,739
Realized credit losses	50,567	—	22,706	—
Purchases	(23,535)	11,229	(108,449)	(7,433)
Sales	6,283	932	—	—
Reclass discount for OTTI	—	—	684	(684)
Net impairment losses recognized in earnings	—	—	(920)	—
Unlinking of Linked Transactions	—	—	—	(7,417)
Transfers/release of credit reserve	34,512	(34,512)	8,289	(8,289)
Balance at the end of period	$(1,318,730)	$(384,206)	$(1,352,191)	$(270,769)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
	March 31,	March 31,
	2013	2012
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.78%	6.02%
Effective Yield Adjustment (2)	1.02	0.93
Net Yield	6.80%	6.95%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.04%	5.32%
Effective Yield Adjustment (2)	1.20	0.89
Net Yield	6.24%	6.21%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.77%	6.00%
Effective Yield Adjustment (2)	1.02	0.92
Net Yield	6.79%	6.92%

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

The information in the above tables, on pages 45-47, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. As of March 31, 2013 approximately $408 million of approximately $508 million U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. The remaining approximately $100 million of U.S. Treasury collateral obtained was sold for cash, as permitted under the reverse repurchase agreement.  For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 42, the obligation to return the $508 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the Obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 42 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our MBS at March 31, 2013 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield

Agency MBS:
Fannie Mae	$672	4.12%	$1,358	0.93%	$5,817,206	2.43%	$5,819,236	$5,974,186	2.43%
Freddie Mac	—	—	—	—	1,146,602	2.41	1,146,602	1,164,812	2.41
Ginnie Mae	—	—	—	—	14,415	1.75	14,415	14,907	1.75
Total Agency MBS	$672	4.12%	$1,358	0.93%	$6,978,223	2.42%	$6,980,253	$7,153,905	2.42%
Non-Agency MBS	$—	—%	$14,238	6.35%	$4,604,804	6.80%	$4,619,042	$5,388,277	6.80%
Total MBS	$672	4.12%	$15,596	5.73%	$11,583,027	4.17%	$11,599,295	$12,542,182	4.17%

(1)  We did not have any MBS with contractual maturities of less than one year at March 31, 2013.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 0.6% - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to such counterparties at March 31, 2013, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Germany	1	$717,650		$(10,784)	$243,982	1.79%
Switzerland	3	1,370,382		—	994,538	7.28
France	1	465,120		—	26,328	0.19
Holland	1	305,553		324	14,807	0.11
United Kingdom	2	935,272		(18,607)	52,810	0.39
Total European	8	3,793,977		(29,067)	1,332,465	9.76%
Other Countries:
United States	11	$4,321,061		$(21,448)	$762,426	5.58%
Japan	4	681,954		—	51,266	0.38
Other	3	639,972		—	174,098	1.28
Total Other	18	5,642,987		(21,448)	987,790	7.24%
Total	26	$9,436,964	(3) (4)	$(50,515)	$2,320,255	17.00%

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

(4)  Includes $34.1 million of repurchase agreements which are a component of our Linked Transactions.

At March 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold;  (ii) the tax portfolio includes certain securities issued by these VIEs;  and (iii)  Non-Agency  MBS underlying linked transactions are included in our tax portfolio.  In addition, for our Non-Agency MBS tax portfolio, potential timing differences arise with respect to the accretion of market discount into income and recognition of actual and estimated realized losses for tax purposes as compared to GAAP.  Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

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

Resecuritization transactions result in differences between GAAP net income and REIT Taxable Income

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

Status of 2012 tax return and impact on distribution of taxable income

As previously disclosed, following a detailed review of tax calculations, we determined that our originally calculated taxable income for certain years did not fully include the impact of discount accretion and premium amortization for certain MBS within our portfolio. In addition, in prior periods the Company utilized a reconciliation process to compare its calculation of GAAP income to taxable income, which did not identify the underreporting of taxable income.  Consequently, during the quarter our Board of Directors declared a special cash dividend of $0.50 per share of common stock payable on April 10, 2013, to stockholders of record on March 18, 2013.  Approximately $130.3 million of this distribution will be allocated to the previously undistributed REIT taxable income for 2010 and 2011, with the remainder available to satisfy a portion of 2012 taxable income undistributed to date.

Although determination of our 2012 taxable REIT income will not be finalized until the timely filing of our 2012 tax return, which is expected to occur in the third quarter of 2013, we currently estimate that taxable income for 2012 exceeds distributions paid in respect of such year.  Before filing our 2012 tax return, we may elect to apply, on an asset-by-asset basis, an alternative methodology for calculating taxable income for certain Non-Agency MBS acquired in 2012.  While application of this alternative methodology may reduce the final determination of 2012 taxable income, we expect that taxable income will still exceed distributions paid and declared to date in respect of 2012.  We expect that our Board will declare additional dividends in 2013 to address any undistributed taxable income for prior years.  The Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator housed within the Federal Reserve System, an independent bureau known as the Consumer Financial Protection Bureau (or the CFPB), which has broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

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

Results of Operations

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

General

For the first quarter of 2013, we had net income available to common stock and participating securities of $75.3 million, or $0.21 per basic and diluted common share, compared to net income available to common stock and participating securities of $82.7 million, or $0.23 per basic and diluted common share, for the first quarter of 2012.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were primarily due to the lower unrealized net gains and net interest income from Linked Transactions and the higher number of shares outstanding for the first quarter of 2013.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For the first quarter of 2013, our net interest income decreased by $816,000 to $82.6 million from $83.4 million for the first quarter of 2012.  This decrease primarily reflects the impact of lower yielding MBS and increases in our average borrowings.  Our net interest spread and margin for the first quarter of 2013 were 2.32% and 2.69%, respectively, compared to a net interest spread and margin of 2.54% and 2.96%, respectively, for the first quarter of 2012.

Analysis of Net Interest Income

The following table sets for the certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2013 and 2012.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the average balance of the related liabilities, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2013				2012
	Average			Average	Average			Average
(Dollars in Thousands)	Balance		Interest	Yield/Cost	Balance		Interest	Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$7,068,326		$42,787	2.42%	$6,778,554		$53,300	3.15%
Non-Agency MBS (1)	4,701,813		79,915	6.80	4,040,977		70,204	6.95
Total MBS	11,770,139		122,702	4.17	10,819,531		123,504	4.57
Cash and cash equivalents (2)	436,223		36	0.03	424,691		19	0.02
Total interest-earning assets	12,206,362		122,738	4.02	11,244,222		123,523	4.39
Total non-interest-earning assets	1,504,221				872,522
Total assets	$13,710,583				12,116,744

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$6,413,742		$19,640	1.24	$6,054,873		$25,723	1.71
Non-Agency repurchase agreements (3)	2,460,110		15,035	2.47	1,717,127		10,347	2.42
Total repurchase agreements	8,873,852		34,675	1.58	7,772,000		36,070	1.87
Securitized debt	606,858		3,476	2.32	949,868		4,057	1.72
Senior Notes (4)	100,000		2,007	8.03	—		—	—
Total interest-bearing liabilities	9,580,710		40,158	1.70	8,721,868		40,127	1.85
Total non-interest-bearing liabilities	752,442				720,264
Total liabilities	10,333,152				9,442,132
Stockholders ‘ equity	3,377,431				2,674,612
Total liabilities and stockholders’ equity	$13,710,583				12,116,744

Net interest income/ net interest rate spread (5)			$82,580	2.32%			$83,396	2.54%
Net interest-earning assets/ net interest margin (6)	$2,625,652			2.69%	$2,522,354			2.96%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.29	x

(1)  Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data which excludes unrealized gains and losses and includes principal payments receivable on such MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased bonds and continues to be earned on sold bonds until settlement date.   Includes Non-Agency MBS transferred to consolidated VIEs.

(2)  Includes average interest-earning cash, cash equivalents and restricted cash.

(3)  Average cost of repurchase agreements includes the cost of Swaps designated as hedges against such repurchase agreements.

(4)  We did not have any Senior Notes prior to April 11, 2012.

(5)  Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(6)  Net interest margin reflects annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates (yield/cost) and changes in the volume (average balance) of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to: (i) the changes attributable to changes in volume (changes in average balance multiplied by prior rate); (ii) the changes attributable to changes in rate (changes in rate multiplied by prior average balance); and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately, based on absolute values, to the changes due to rate and volume.

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase/(Decrease) due to		Total Net Change in Interest
(In Thousands)	Volume	Rate	Income/Expense
Interest-earning assets:
Agency MBS	$2,196	$(12,709)	$(10,513)
Non-Agency MBS	11,261	(1,550)	9,711
Cash and cash equivalents	1	16	17
Total net change in income from interest-earning assets	$13,458	$(14,243)	$(785)

Interest-bearing liabilities:
Agency repurchase agreements	1,485	(7,568)	(6,083)
Non-Agency repurchase agreements	4,454	234	4,688
Securitized debt	(1,742)	1,161	(581)
Senior Notes (1)	2,007	—	2,007
Total net change in expense of interest-bearing liabilities	6,204	(6,173)	31
Net change in net interest income	$7,254	$(8,070)	$(816)

(1)  We did not have any Senior Notes prior to April 11, 2012.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest	Net Interest
Quarter Ended	Spread (1)	Margin (2)
March 31, 2013	2.32%	2.69%
December 31, 2012	2.32	2.69
September 30, 2012	2.22	2.61
June 30, 2012	2.45	2.87
March 31, 2012	2.54	2.96

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)  Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

Agency MBS				Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
March 31, 2013	2.42%	1.24%	1.18%	6.80%	2.45%	4.35%	4.17%	1.63%	2.54%
December 31, 2012	2.59	1.36	1.23	6.70	2.42	4.28	4.23	1.71	2.52
September 30, 2012	2.66	1.53	1.13	6.65	2.41	4.24	4.25	1.82	2.43
June 30, 2012	2.95	1.63	1.32	6.77	2.32	4.45	4.47	1.85	2.62
March 31, 2012	3.15	1.71	1.44	6.95	2.17	4.78	4.57	1.85	2.72

(1) Annualized interest income on MBS divided by average amortized cost of MBS.

(2) Annualized interest expense divided by average balance of repurchase agreements and securitized debt.

(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first quarter of 2013 decreased by $10.5 million, or 19.7% to $42.8 million from $53.3 million for the first quarter of 2012.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.42% for the first quarter of 2013 from 3.15% for the first quarter of 2012, partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $7.068 billion for the first quarter of 2013 from $6.779 billion for the first quarter of 2012.  During the first quarter of 2013, our Agency MBS portfolio experienced a 19.1% CPR and we recognized $14.7 million of premium amortization compared to a CPR of 17.9% and $10.7 million of premium amortization for the first quarter of 2012.  At the end of the first quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 53 basis points to 3.25% for the first quarter of 2013 from 3.78% for the first quarter of 2012.  At March 31, 2013, we had net purchase premiums on our Agency MBS of $231.2 million, or 3.4% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $9.7 million, or 13.8%, for the first quarter of 2013 to $79.9 million compared to $70.2 million for the first quarter of 2012, principally due to the increase in the amortized cost of our Non-Agency MBS portfolio.  For the first quarter of 2013, the average amortized cost of our Non-Agency MBS increased by $660.8 million or 16.4%, to $4.702 billion, from $4.041 billion for the first quarter of 2012.  The growth in our Non-Agency MBS has primarily been funded with longer term forms of repurchase agreement financings.  Our Non-Agency MBS portfolio yielded 6.80% for the first quarter of 2013 compared to 6.95% for the first quarter of 2012.  The decrease in the yield on our Non-Agency MBS is primarily due to the downward movement of the forward yield curve, which causes us to lower the projected future coupons and therefore the expected yields on our Hybrid Non-Agency MBS as well as the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first quarter of 2013, we recognized net purchase discount accretion of $12.0 million on our Non-Agency MBS, compared to $9.3 million for the first quarter of 2012.  At March 31, 2013, we had net purchase discounts of $1.694 billion, including Credit Reserve and previously recognized OTTI of $1.313 billion, on our Non-Agency MBS, or 26.8% of par value.  During the first quarter of 2013 we reallocated $34.5 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

Agency MBS				Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Quarter Ended	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR
March 31, 2013	3.25%	2.42%	19.08%	5.78%	6.80%	15.06%	4.26%	4.17%	17.34%
December 31, 2012	3.38	2.59	19.23	5.85	6.70	15.53	4.37	4.23	17.67
September 30, 2012	3.49	2.66	21.62	5.90	6.65	15.42	4.45	4.25	19.08
June 30, 2012	3.68	2.95	20.39	5.89	6.77	14.87	4.57	4.47	18.20
March 31, 2012	3.78	3.15	17.90	6.02	6.95	14.05	4.62	4.57	16.48

(1) Reflects the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate. (Does not include MBS underlying our Linked Transactions. See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

(2) Reflects annualized interest income on MBS divided by average amortized cost of MBS.

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, increased by $17,000, or 89.5% to $36,000 for the first quarter of 2013 from $19,000 for the 2012 period.  Our average cash investments were $436.2 million and yielded 0.03% for the first quarter of 2013 compared to average cash investments of $424.7 million that yielded 0.02% for the first quarter of 2012.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Interest Expense

Our interest expense for the first quarter of 2013 increased slightly by $31,000, or 0.08% to $40.2 million, from $40.1 million for the first quarter of 2012.  This increase primarily reflects the combined impact of an increase in our average borrowings and the higher effective interest rate paid particularly on borrowings to finance Non-Agency MBS, as well as securitized debt and Senior Notes which was partially offset by the lower effective interest rate paid on borrowings to finance Agency MBS.

At March 31, 2013, we had repurchase agreement borrowings of $8.903 billion and securitized debt of $542.0 million, of which $2.514 billion was hedged with Swaps.  At March 31, 2013, our Swaps had a weighted average fixed-pay rate of 2.24% and extended 18 months on average with a maximum remaining term of approximately 47 months.

The following table presents information about our securitized debt at March 31, 2013:

	At March 31, 2013
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$206,686	1.20%
30 Day LIBOR + 125 basis points	202,044	1.45
Fixed Rate	133,284	2.85
Total	$542,014	1.70%

The effective interest rate paid on our borrowings decreased to 1.70% for the quarter ended March 31, 2013 from 1.85% for the quarter ended March 31, 2012.  This decrease reflects the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost longer-term financing associated with our Non-Agency MBS portfolio, the issuance of fixed-rate securitized debt in February 2012 and the issuance of our Senior Notes in April 2012.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $13.0 million, or 55 basis points, for the quarter ended March 31, 2013, compared to interest expense of $20.8 million, or 96 basis points, for the first quarter of 2012.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.27% for the quarter ended March 31, 2013 from 2.78% for the quarter ended March 31, 2012.  The weighted average variable interest rate received on our Swaps decreased to 0.21% for the quarter ended March 31, 2013 from 0.31% for the quarter ended March 31, 2012.  During the quarter ended

March 31, 2013, we entered into one new Swap with a notional amount of $50.0 million, a fixed-pay rate of 0.67% and an initial maturity of four years, and had Swaps with an aggregate notional amount of $56.0 million and a weighted average fixed-pay rate of 3.92% amortize and/or expire.

We expect that our interest expense and funding costs for the remainder of 2013 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5, 6 and 14 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP		Non-GAAP
	Leverage		Leverage
At the Period Ended	Multiple (1)		Multiple (2)
March 31, 2013	3.1	(3)	3.1
December 31, 2012	3.0	(4)	3.0
September 30, 2012	3.2	(4)	3.2
June 30, 2012	3.6	(5)	3.6
March 31, 2012	3.4		3.5

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $34.1 million, $35.3 million, $36.4 million, $51.2 million and $84.8 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

(3)  The increase compared to the prior quarter primarily reflects a higher use of financing structures during the quarter.

(4)  The decrease compared to the prior quarter primarily reflects an increase in the market value of our Non-Agency MBS.

(5)  The increase compared to the prior quarter primarily reflects a higher use of financing structures and the issuance of Senior Notes during the quarter.

OTTI

During the first quarter of 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS compared to $920,000 against our Non-Agency MBS during the first quarter of 2012.  The impairment charges during the first quarter of 2012 reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At March 31, 2013, we had 16 Non-Agency MBS with a gross unrealized loss of $2.6 million and 141 Agency MBS with a gross unrealized loss of $5.9 million.  Impairments on Agency MBS in an unrealized loss position at March 31, 2013 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first quarter of 2013, we had other income, net of $3.2 million compared to $10.7 million for the first quarter of 2012.  The 2013 income primarily reflects $1.6 million of net gains realized on the sale of certain Non-Agency MBS and U.S. Treasury securities, and unrealized net gains and net interest income of $1.5 million on our Linked Transactions.  During the three months ended March 31, 2013, we sold Non-Agency MBS for $6.1 million, realizing gross gains of $1.7 million and sold U.S. Treasury securities for $200.1 million, realizing gross losses of approximately $27,000.  For the three months ended March 31, 2012, we sold certain Agency MBS for $71.1 million, realizing gross gains of $3.0 million.  The unrealized net gains and net interest income on Linked Transactions of $1.5 million for the three months ended March 31, 2013 included interest income of $668,000 on the underlying Non-Agency MBS, interest expense of $140,000 on the borrowings under repurchase agreements and an increase of $1.0 million in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $7.7 million for the three months ended March 31, 2012 included interest income of $2.3 million on the underlying Non-Agency MBS, interest expense of $504,000 on borrowings under repurchase agreements and an increase of $5.9 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

For the first quarter of 2013, we had compensation and benefits and other general and administrative expense of $8.5 million, or 1.00% of average equity, compared to $8.4 million, or 1.26% of average equity, for the first quarter of 2012.  The decrease in our compensation and benefits expense to $5.3 million for the first quarter of 2013, compared to $5.6 million for the first quarter of 2012, primarily reflects lower equity-based compensation expense as certain awards became fully vested during 2012.  Our other general and administrative expenses increased by $377,000 to $3.2 million for the quarter ended March 31, 2013 compared to $2.8 million for the quarter ended March 31, 2012.  The increase was primarily comprised of increases in professional services, including auditing and legal fees and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
March 31, 2013	2.20%	8.92%	24.63%	1.05	%(6)	$8.84
December 31, 2012	1.96	8.12	24.16	1.06		8.99
September 30, 2012	2.26	10.14	22.32	0.99		8.80
June 30, 2012	2.33	10.41	22.36	1.13		7.45
March 31, 2012	2.73	12.36	22.07	1.03		7.49

(1) Reflects annualized net income divided by average total assets.

(2) Reflects annualized net income divided by average total stockholders’ equity.

(3) Reflects total average stockholders’ equity divided by total average assets.

(4) Reflects dividends declared per share of common stock divided by earnings per share.

(5) Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(6) Excludes the special common stock dividend declared on March 4, 2013.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2013, we had 7.2 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2013, we issued 834,038 shares of common stock through our DRSPP, raising net proceeds of $7.4 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at March 31, 2013 and December 31, 2012:

	Weighted
	Average
At March 31, 2013	Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.76%	3.00%	6.00%
Non-Agency MBS	30.16	10.00	63.00
U.S. Treasury securities	0.89	0.60	1.40

At December 31, 2012
Repurchase agreement borrowings secured by:
Agency MBS	4.80%	3.00%	7.00%
Non-Agency MBS	30.49	10.00	63.00
U.S. Treasury securities	1.74	1.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2012.

During the first three months of 2013, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At March 31, 2013, we had a total of $10.965 billion of MBS and U.S. Treasury securities and $5.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At March 31, 2013, we had a Cushion of $1.055 billion available to meet potential margin calls, comprised of cash and cash equivalents of $601.6 million, unpledged Agency MBS of $410.7 million, and excess Agency MBS collateral of $43.0 million.  In addition, at March 31, 2013, we had unpledged Non-Agency MBS with a fair value of $182.1 million and Non-Agency MBS with a fair value of $342.1 million pledged in excess of contractual requirements.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2013 (1)	$8,873,852	$8,902,827	$8,956,951	$606,858	$542,014	$609,707
December 31, 2012 (1)	8,841,994	8,752,472	8,966,468	712,259	646,816	718,326
September 30, 2012 (1)	8,741,020	8,832,326	8,832,326	819,361	749,471	821,256
June 30, 2012 (1)	7,961,497	8,368,407	8,368,407	931,045	861,255	935,051
March 31, 2012	7,772,000	7,908,932	7,908,932	949,868	967,422	1,000,787

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Three Months Ended March 31, 2013

Our cash and cash equivalents increased by $200.3 million during the three months ended March 31, 2013, reflecting:  $349.0 million provided by our investing activities, primarily from payments on MBS; $71.2 million provided by our operating activities; and $219.9 million used in our financing activities.

At March 31, 2013, our debt-to-equity multiple was 3.1x compared to 3.0x at December 31, 2012.  At March 31, 2013, we had borrowings under repurchase agreements of $8.903 billion with 26 counterparties, of which $6.338 billion was secured by Agency MBS, $2.156 billion was secured by Non-Agency MBS and $408.6 million was secured by U.S. Treasuries.  In addition, at such date, we had $34.1 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2012, we had borrowings under repurchase agreements of $8.752 billion with 26 counterparties and had borrowings under repurchase agreements of $35.3 million that were a component of our Linked Transactions.

At March 31, 2013, we had aggregate securitized debt of $542.0 million, resulting from our resecuritization transactions.  During the three months ended March 31, 2013, we used cash of $104.8 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 1.06 years at March 31, 2013.

During the three months ended March 31, 2013 we received $349.0 million through our investing activities.  During this period, we received cash of $711.9 million from prepayments and scheduled amortization on our MBS portfolio, of which $499.5 million was attributable to Agency MBS and $212.4 million was from Non-Agency MBS.  During the three months ended March 31, 2013, we purchased $503.4 million of Agency MBS and $65.6 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the three months ended

March 31, 2013 we sold certain of our Non-Agency MBS and U.S. Treasury securities for $206.2 million, realizing net gains of $1.6 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities	Net Assets Received/
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls	Received For Reverse Margin Calls	(Pledged) For Margin Activity
(In Thousands)
March 31, 2013	$631,265	$—	$631,265	$575,083	$(56,182)
December 31, 2012	365,286	—	365,286	350,589	(14,697)
September 30, 2012	429,201	—	429,201	461,123	31,922
June 30, 2012	334,536	800	335,336	318,723	(16,613)
March 31, 2012	277,415	1,590	279,005	333,753	54,748

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants to date.

During the three months ended March 31, 2013, we paid $71.9 million for cash dividends on our common stock and DERs, and paid cash dividends of $2.0 million on our preferred stock.  On March 4, 2013 we declared a special cash dividend of $0.50 per share of common stock; on April 10, 2013 we paid this dividend which totaled $179.9 million, including DERs of approximately $641,000.  On March 28, 2013, we declared our first quarter 2013 dividend on our common stock of $0.22 per share; on April 30, 2013, we paid this dividend which totaled $79.2 million, including DERs of approximately $282,000.  In addition, in connection with the matters discussed above under “Tax Considerations — Status of 2012 tax return and impact on distribution of taxable income,” we expect that our Board will declare additional dividends in 2013 to address any undistributed taxable income for prior years.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 56 for information about our leverage multiple and Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

On August 31, 2011, the SEC issued “concept release” in which it announced that it is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption, including requesting comments on whether it should reconsider whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates, are the type of entities that Congress intended to be covered by the exclusion provided by Section 3(c)(5)(C).

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

Interest Rate Risk

We invest in residential MBS on a leveraged basis.  We take into account both anticipated coupon resets on our ARM-MBS and expected prepayments on all of our MBS when measuring the sensitivity of our MBS portfolio to changes in interest rates.  Our Repricing Gap measures the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on our MBS portfolio, including Non-Agency MBS underlying our Linked Transactions; and (b) the months remaining to repricing for our repurchase financings (reflecting the impact of Swaps), including repurchase financings underlying our Linked Transactions and securitized debt.  A CPR is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.  Over the last consecutive eight quarters, ending with March 31, 2013, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.5% experienced during the quarter ended June 30, 2012 to a low of 15.2% experienced during the quarter ended June 30, 2011, with an average CPR over such quarters of 17.5%.

The following table presents information at March 31, 2013 about our Repricing Gap based on contractual maturities (i.e., 0 CPR), and applying CPRs of 15%, 20% and 25% to our MBS portfolio, including MBS underlying our Linked Transactions:

	Estimated Months to
	Asset Reset or	Estimated Months to	Repricing Gap
CPR Assumptions	Expected Prepayment	Liabilities Reset (1)	in Months (1)
0%(2)	59	5	54
15%	28	5	23
20%	24	5	19
25%	21	5	16

(1)  Reflects the effect of our Swaps.

(2)  0% CPR reflects only scheduled amortization and contractual maturities.

At March 31, 2013, our financing obligations under repurchase agreements and repurchase agreement borrowings underlying our Linked Transactions had a weighted average remaining contractual term of 66 days and a weighted average term to interest rate reset of 32 days, or an effective repricing period of five months, including the impact of our Swaps.  Upon contractual maturity or an interest reset date, these borrowings are typically refinanced at prevailing market rates.  We use Swaps as part of our overall interest rate risk management strategy.  Such derivatives financial instruments are intended to act as a hedge against future interest rate increases on our repurchase financings, which rates are typically LIBOR based.

While our derivatives do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that are hedged.  For the quarter ended March 31, 2013, our derivatives accounted for $13.0 million, or 55 basis points, of our borrowing costs.  At March 31, 2013, we had borrowings under repurchase agreements of $8.903 billion and borrowings under repurchase agreements of $34.1 million underlying Linked Transactions.  At such date, we had Swaps with a notional amount of $2.514 billion with a weighted average fixed-pay rate of 2.24%, which extended 18 months on average with a maximum term of approximately 47 months.

At March 31, 2013, our Swaps were in a net unrealized loss position of $50.5 million, compared to a net unrealized loss position of $62.8 million at December 31, 2012.  We expect that over time the unrealized losses on our Swaps will continue to decrease, as our Swaps with higher fixed-pay rates amortize and their remaining term shortens.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Because the expected yields on our Non-Agency MBS are significantly greater than expected yields on non-credit sensitive assets, we believe that changes in Non-Agency MBS prices are generally not highly correlated to changes in market interest rates and are more significantly impacted by general economic conditions and housing specific performance.  Yields on Non-Agency MBS, unlike Agency MBS, will exhibit sensitivity to changes in credit performance.  The extent to which the yield on our Non-Agency MBS is impacted by the accretion of purchase discounts will vary over time, by security, based upon the amount of purchase discount, the actual credit performance and CPRs experienced on each MBS.

The amount by which our Agency ARM-MBS can reset is limited by the interim and lifetime caps on the underlying mortgages.  The following table presents information about the interim and lifetime caps on our Agency ARM-MBS portfolio at March 31, 2013:

Lifetime Interest Rate Caps on Agency ARMs (1)		Interim Interest Rate Caps on Agency ARMs (2)
Maximum Lifetime Interest Rate	% of Total	Maximum Interim Change in Rate	% of Total
6.0% to 8.0%	17.3%	<1.0%	1.4%
>8.0% to 10.0%	52.4	>1.0% and <3.0%	22.9
>10.0% to 12.0%	27.7	>3.0% and <5.0%	72.9
>12.0%	2.6	>5.0%	0.1
	100.0%	No interim caps	2.7
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

At March 31, 2013, MFA’s $12.589 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total
		Average			Average			Average
	Fair	Months to	Average	Fair	Months to	Average	Fair	Months to	Average
(Dollars in Thousands)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)	Value	Reset (2)	CPR (3)
Time to Reset:
< 2 years (4)	$1,853,840	9	20.7%	$3,124,155	3	13.6%	$4,977,995	6	16.2%
2-5 years	1,541,388	36	28.7	637,966	40	18.5	2,179,354	37	25.9
> 5 years	1,099,647	71	17.2	—	—	—	1,099,647	71	17.2
ARM-MBS Total	$4,494,875	33	22.8%	$3,762,121	10	14.5%	$8,256,996	23	19.0%
15-year fixed	$2,659,030		12.2%	$15,064		25.5%	$2,674,094		12.3%
30-year fixed	—		—	1,651,364		16.4	1,651,364		16.4
40-year fixed	—		—	6,311		13.1	6,311		13.1
Fixed-Rate Total	$2,659,030		12.2%	$1,672,739		16.4%	$4,331,769		13.9%
MBS Total	$7,153,905		19.1%	$5,434,860		15.1%	$12,588,765		17.3%

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

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at March 31, 2013.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at March 31, 2013.

Shock Table

Change in Interest Rates	Estimated Value of MBS (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value (2)	Estimated Change in Fair Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,423,953	$(21,140)	$12,402,813	$(135,437)	(7.43)%	(1.08)%
+ 50 Basis Point Increase	$12,513,598	$(35,827)	$12,477,771	$(60,479)	(3.87)%	(0.48)%
Actual at March 31, 2013	$12,588,765	$(50,515)	$12,538,250	$—	—	—
- 50 Basis Point Decrease	$12,649,452	$(65,202)	$12,584,250	$46,000	(0.13)%	0.37%
-100 Basis Point Decrease	$12,695,660	$(79,890)	$12,615,770	$77,520	(5.85)%	0.62%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2013.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act, as amended and Section 21E of the 1934 Act, as amended.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at March 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At March 31, 2013, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.85 which is the weighted average of 1.90 for our Agency MBS, (1.19) for our derivative hedging instruments and zero for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.46), which is the weighted average of (0.81) for our Agency MBS, zero for our derivative hedging instruments and zero for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of Stockholders’ Equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At March 31, 2013, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At March 31, 2013, our Non-Agency MBS had a fair value of $5.388 billion and an amortized cost of $4.619 billion, comprised of gross unrealized gains of $771.9 million and gross unrealized losses of $2.6 million.  At March 31, 2013, our Linked Transactions included MBS with a fair value of $46.6 million, including net unrealized gains of $5.0 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at March 31, 2013.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of March 31, 2013:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	104	95	107	15	32	48	401
MBS current face	$2,107,154	$1,427,441	$1,429,317	$205,872	$578,870	$614,086	$6,362,740
Total purchase discounts, net	$(531,773)	$(417,628)	$(288,548)	$(81,217)	$(227,259)	$(155,709)	$(1,702,134)
Purchase discount designated as Credit Reserve and OTTI (3)	$(458,488)	$(293,946)	$(174,229)	$(62,114)	$(216,340)	$(113,613)	$(1,318,730)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.8%	20.6%	12.2%	30.2%	37.4%	18.5%	20.7%
MBS amortized cost	$1,575,381	$1,009,813	$1,140,769	$124,655	$351,611	$458,377	$4,660,606
MBS fair value	$1,803,355	$1,201,107	$1,287,436	$160,797	$431,110	$551,055	$5,434,860
Weighted average fair value to current face	85.6%	84.1%	90%	78%	74.5%	89.7%	85.4%
Weighted average coupon (4)	4.72%	4.32%	3.55%	4.02%	4.44%	4.38%	4.29%
Weighted average loan age (months) (4) (5)	72	81	95	74	83	96	83
Weighted average current loan size (4) (5)	$543	$520	$355	$482	$292	$304	$448
Percentage amortizing (6)	37%	47%	65%	41%	55%	65%	50%
Weighted average FICO score at origination (4) (7)	734	729	728	703	704	706	725
Owner-occupied loans	88.8%	89.1%	86.3%	84.8%	83.7%	84.7%	87.3%
Rate-term refinancings	26.9%	18.9%	16.0%	19.5%	16.0%	13.6%	20.1%
Cash-out refinancings	33.2%	33.1%	26.1%	42.8%	40.2%	38.1%	33.0%
3 Month CPR (5)	17.2%	14.3%	13.3%	16.3%	13.5%	13.0%	14.9%
3 Month CRR (5) (8)	10.7%	8.3%	6.3%	9.8%	6.3%	6.4%	8.3%
3 Month CDR (5) (8)	7.4%	6.7%	6.5%	7.4%	7.1%	7.1%	7.0%
3 Month loss severity	51.2%	47.5%	48.9%	54.8%	57.8%	51.4%	50.7%
60+ days delinquent (7)	18.6%	18.2%	14.7%	24.7%	26.6%	18.4%	18.5%
Percentage of always current borrowers (Lifetime) (9)	51.4%	50.1%	55.6%	37.6%	33.1%	41.9%	49.0%
Percentage of always current borrowers (12M) (10)	70.0%	70.4%	74.8%	61.3%	57.3%	65.5%	69.3%
Weighted average credit enhancement (7) (11)	0.7%	1.7%	5.9%	0.9%	1.2%	8.2%	2.9%

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

(4)     Weighted average is based on MBS current face at March 31, 2013.

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

(11)  Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of March 31, 2013, a total of 198 Non-Agency MBS in our portfolio representing approximately $3.483 billion or 55% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at March 31, 2013:

Property Location	Percent
Southern California	28.3%
Northern California	17.8%
Florida	7.9%
New York	5.4%
Virginia	3.8%
New Jersey	3.2%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At March 31, 2013, we had a Cushion of $1.055 billion available to meet potential margin calls, comprised of cash and cash equivalents of $601.6 million, unpledged Agency MBS of $410.7 million and Agency MBS with a fair value of $43.0 million pledged in excess of contractual requirements.  In addition, at March 31, 2013, we had unpledged Non-Agency MBS with a fair value of $182.1 million and Non-Agency MBS with a fair value of $342.1 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2013, of the design and operation of the Company’s disclosure controls and procedures.  As discussed below, under the caption “Changes in Internal Control Over Financial Reporting,” the Company determined that at December 31, 2012, control deficiencies existed in the Company’s process to calculate taxable income for MBS, which in the aggregate rose to the level of a material weakness in internal control over financial reporting.  The Company’s efforts to remediate the identified material weakness are ongoing.  Consequently, based on its evaluation, and after consideration of the status of its efforts to remediate control deficiencies that resulted in the previously identified material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

(b) Changes in Internal Control Over Financial Reporting

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Company determined that, at December 31, 2012, control deficiencies existed in the Company’s process to calculate taxable income for its MBS, including deficiencies in the design and operating effectiveness and management review of certain reconciliations and other control activities that, in the aggregate, rose to the level of a material weakness in internal control over financial reporting.  As a result, the Company determined that as of December 31, 2012, its internal control over financial reporting was not effective.  The Company also determined that, solely as a result of the material weakness, the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

As previously reported, the Company’s management is in the process of developing and implementing new processes and procedures to remediate the material weakness described above.  Those initiatives include the following:

•                  improvements in the design and operating effectiveness and management review of reconciliations of adjustments to GAAP income to arrive at REIT taxable income;

•                 improvement in technology based controls, including logical access and end user computing controls over spreadsheet-based models used in the determination of REIT taxable income; and

•                  increasing the resources dedicated to the Company’s process to calculate taxable income for MBS, including the recruitment of a senior executive, reporting to the Chief Financial Officer, who is responsible for the process.

The Company believes that these measures will remediate the material weakness discussed above (as well as address the ineffectiveness of the Company’s disclosure controls and procedures).  However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.  As such efforts remain in process at March 31, 2013, management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, has not changed as of March 31, 2013.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There are no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

As previously disclosed, in August 2005, the Company’s Board authorized a Repurchase Program, to repurchase up to 4.0 million shares of the Company’s outstanding common stock.  The Board reaffirmed the authorization in May 2010.  The authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

The Company engaged in no share repurchase activity during the first quarter of 2013 pursuant to the Repurchase program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2013:
Repurchase Program	(2)	—	$—	—	2,759,709
Employee Transactions	(3)	—	—	N/A	N/A
February 1-28, 2013:
Repurchase Program	(2)	—	—	—	2,759,709
Employee Transactions	(3)	—	—	N/A	N/A
March 1-31, 2013:
Repurchase Program	(2)	—	—	—	2,759,709
Employee Transactions	(3)	9,607	9.32	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	2,759,709
Total Employee Transactions	(3)	9,607	$9.32	N/A	N/A

(1)  Includes brokerage commissions.

(2)  As of March 31, 2013, the Company had repurchased an aggregate of 1,240,291 shares under the Repurchase Program.

(3)  The Company’s 2010 Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2013	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3.1

Articles Supplementary, dated April 12, 2013, of MFA Financial, Inc. (the “Company”) designating the Company’s 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 15, 2013 (Commission File No. 1-13991)).

3.2

Amended and Restated Bylaws of the Company (as amended and restated through March 25, 2013) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 26, 2013 (Commission File No. 1-13991)).

4.1

Specimen of certificate representing the 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 15, 2013 (Commission File No. 1-13991)).

10.1

Amendment No. 1, dated April 4, 2013, to the Amended and Restated Employment Agreement, dated as of June 30, 2011, between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated April 4, 2013 (Commission File No. 1-13991)).

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