Form 10-Q
period 2013-06-30
MFA FINANCIAL, INC.
filed 2013-08-01
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-13991

MFA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Maryland	13-3974868
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Park Avenue, 20th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 207-6400
(Registrant’s telephone number, including area code)
_____________________________________________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

362,560,900 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 25, 2013.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,484,697 and $6,747,299 pledged as collateral, respectively)	$6,937,911	$7,225,460
Non-Agency MBS, at fair value ($1,971,604 and $1,602,953 pledged as collateral, respectively)	2,857,418	2,762,006
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,438,235	2,620,159
Securities obtained and pledged as collateral, at fair value	405,458	408,833
Cash and cash equivalents	448,282	401,293
Restricted cash	3,020	5,016
MBS linked transactions, net (“Linked Transactions”), at fair value	10,519	12,704
Interest receivable	40,875	44,033
Derivative hedging instruments, at fair value	7,140	203
Goodwill	7,189	7,189
Prepaid and other assets	40,664	30,654
Total Assets	$13,196,711	$13,517,550

Liabilities:
Repurchase agreements	$8,909,283	$8,752,472
Securitized debt (2)	443,748	646,816
Obligation to return securities obtained as collateral, at fair value	405,458	508,827
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	11,331	16,104
Derivative hedging instruments, at fair value	39,107	63,034
Dividends and dividend equivalents rights (“DERs”) payable	80,440	72,222
Payable for unsettled purchases	27,588	33,479
Excise tax and interest payable	7,000	7,500
Accrued expenses and other liabilities	8,254	6,090
Total Liabilities	$10,032,209	$10,206,544

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 8.50% Series A cumulative redeemable 5,000 shares authorized; 0 and 3,840 shares issued and outstanding, respectively ($0 and $96,000 aggregate liquidation preference, respectively)	$—	$38
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable 8,050 and 0 shares authorized; 8,000 and 0 shares issued and outstanding, respectively ($200,000 and $0 aggregate liquidation preference, respectively)	80	—
Common stock, $.01 par value; 886,950 and 895,000 shares authorized; 362,124 and 357,546 shares issued and outstanding, respectively	3,621	3,575
Additional paid-in capital, in excess of par	2,949,483	2,805,724
Accumulated deficit	(457,586)	(260,308)
Accumulated other comprehensive income	668,904	761,977
Total Stockholders’ Equity	$3,164,502	$3,311,006
Total Liabilities and Stockholders’ Equity	$13,196,711	$13,517,550

___________________________________________
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

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2013	2012	2013		2012
Interest Income:
Agency MBS	$38,037	$49,550	$80,824		$102,850
Non-Agency MBS	43,997	32,674	85,044		58,468
Non-Agency MBS transferred to consolidated VIEs	38,601	43,280	77,469		87,690
Cash and cash equivalent investments	36	27	72		46
Interest Income	$120,671	$125,531	$243,409		$249,054

Interest Expense:
Repurchase agreements	$33,397	$36,252	$68,072		$72,322
Securitized debt	3,075	4,652	6,551		8,709
Senior Notes	2,006	1,784	4,013		1,784
Total Interest Expense	$38,478	$42,688	$78,636		$82,815

Net Interest Income	$82,193	$82,843	$164,773		$166,239

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$—	$—		$(879)
Portion of loss reclassed from other comprehensive income	—	(280)	—		(321)
Net Impairment Losses Recognized in Earnings	$—	$(280)	$—		$(1,200)

Other Income, net:
Unrealized net (losses)/gains and net interest income from Linked Transactions	$(295)	$568	$1,241		$8,267
Gain on sales of MBS and U.S. Treasury securities, net	4,365	—	5,998		2,953
Other, net	55	1	110		1
Other Income, net	$4,125	$569	$7,349		$11,221

Operating and Other Expense:
Compensation and benefits	$5,284	$5,156	$10,557		$10,768
Other general and administrative expense	3,561	3,210	6,741		6,013
Excise tax and interest	2,000	—	2,000		—
Operating and Other Expense	$10,845	$8,366	$19,298		$16,781

Net Income	$75,473	$74,766	$152,824		$159,479
Less Preferred Stock Dividends	4,210	2,040	6,250		4,080
Less Issuance Costs of Redeemed Preferred Stock	3,947	—	3,947		—
Net Income Available to Common Stock and Participating Securities	$67,316	$72,726	$142,627		$155,399

Earnings per Common Share - Basic and Diluted	$0.19	$0.20	$0.39		$0.43

Dividends Declared per Share of Common Stock	$0.22	$0.23	$0.94	(1)	$0.47
___________________________________________
(1)  Includes a special dividend of $0.50 per share declared on March 4, 2013.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net income	$75,473	$74,766	$152,824	$159,479
Other Comprehensive Income:
Unrealized loss on Agency MBS, net	(140,480)	(11,170)	(167,771)	(14,328)
Unrealized (loss)/gain on Non-Agency MBS, net	(98,282)	(6,057)	48,388	256,545
Reclassification adjustment for MBS sales included in net income	(3,254)	—	(4,554)	(2,901)
Reclassification adjustment for other-than-temporary impairments included in net income	—	280	—	1,200
Unrealized gain on derivative hedging instruments, net	18,548	12,280	30,864	24,371
Other Comprehensive (Loss)/Income	(223,468)	(4,667)	(93,073)	264,887
Comprehensive (loss)/income before preferred stock dividends and issuance costs of redeemed preferred stock	$(147,995)	$70,099	$59,751	$424,366
Dividends declared on preferred stock	(4,210)	(2,040)	(6,250)	(4,080)
Issuance costs of redeemed preferred stock	(3,947)	—	(3,947)	—
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(156,152)	$68,059	$49,554	$420,286

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2013
(In Thousands, Except Per Share Amounts)	Dollars	Shares
Preferred Stock, 8.50% Series A Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at December 31, 2012	$38	3,840
Redemption of Series A Preferred Stock	(38)	(3,840)
Balance at June 30, 2013	—	—

Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at December 31, 2012	—	—
Issuance of Series B Preferred Stock	80	8,000
Balance at June 30, 2013	80	8,000

Common Stock, Par Value $.01:
Balance at December 31, 2012	3,575	357,546
Issuance of common stock (1)	46	4,620
Repurchase of shares of common stock (1)	—	(42)
Balance at June 30, 2013	3,621	362,124

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2012	2,805,724
Issuance of common stock, net of expenses (1)	40,567
Redemption of Series A Preferred Stock	(92,015)
Issuance of Series B Preferred Stock, net of expenses	193,236
Equity-based compensation expense	2,186
Repurchase of shares of common stock (1)	(215)
Balance at June 30, 2013	2,949,483

Accumulated Deficit:
Balance at December 31, 2012	(260,308)
Net income	152,824
Dividends declared on common stock	(338,693)
Dividends declared on preferred stock	(6,250)
Dividends attributable to DERs	(1,212)
Issuance costs of redeemed Preferred Stock	(3,947)
Balance at June 30, 2013	(457,586)

Accumulated Other Comprehensive Income:
Balance at December 31, 2012	761,977
Change in unrealized gains on MBS, net	(123,937)
Change in unrealized losses on derivative hedging instruments, net	30,864
Balance at June 30, 2013	668,904

Total Stockholders' Equity at June 30, 2013	$3,164,502
___________________________________________
(1)  For the six months ended June 30, 2013, includes approximately $215,000 (42,276 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$152,824	$159,479
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(5,998)	(2,953)
Other-than-temporary impairment charges	—	1,200
Accretion of purchase discounts on MBS	(28,762)	(19,322)
Amortization of purchase premiums on MBS	31,301	23,302
Depreciation and amortization on fixed assets and other assets	2,160	1,322
Equity-based compensation expense	2,186	2,581
Unrealized gains and other on Linked Transactions	(466)	(6,145)
Decrease/(increase) in interest receivable	3,142	(939)
(Increase)/decrease in prepaid and other assets	(12,088)	251
Increase/(decrease) in accrued expenses and other liabilities, and excise tax and interest	1,720	(2,332)
(Decrease)/increase in accrued interest payable on financial instruments	(4,773)	4,290
Net cash provided by operating activities	$141,246	$160,734

Cash Flows From Investing Activities:
Principal payments on MBS	$1,483,476	$1,222,662
Proceeds from sale of MBS and U.S. Treasury securities	216,079	71,103
Purchases of MBS	(1,251,726)	(1,603,202)
Additions to leasehold improvements, furniture and fixtures	(135)	(301)
Net cash provided by/(used in) investing activities	$447,694	$(309,738)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(39,284,004)	$(31,191,396)
Proceeds from borrowings under repurchase agreements	39,440,815	31,746,644
Proceeds from issuance of securitized debt	—	186,691
Principal payments on securitized debt	(203,068)	(200,956)
Payments made on obligation to return securities obtained as collateral	(300,119)	—
Payments made for resecuritization related costs	—	(1,814)
Proceeds from issuance of Senior Notes	—	100,000
Payments made for Senior Notes related costs	—	(3,415)
Cash disbursements on financial instruments underlying Linked Transactions	(114,903)	(439,243)
Cash received from financial instruments underlying Linked Transactions	117,554	328,515
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(3)	(2,390)
Proceeds from reverse margin calls on repurchase agreements and Swaps	2,000	8,890
Proceeds from issuances of common stock	40,398	3,795
Payments made for redemption of Series A Preferred Stock	(96,000)	—
Proceeds from issuance of Series B Preferred Stock	200,000	—
Payments made for preferred stock offering costs	(6,684)	—
Dividends paid on preferred stock	(6,250)	(4,080)
Dividends paid on common stock and DERs	(331,687)	(182,883)
Net cash (used in)/provided by financing activities	$(541,951)	$348,358
Net increase in cash and cash equivalents	$46,989	$199,354
Cash and cash equivalents at beginning of period	$401,293	$394,022
Cash and cash equivalents at end of period	$448,282	$593,376

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$—	$158,379
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$200,098	$206,506
Dividends and DERs declared and unpaid	$80,440	$83,263
 The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2013 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2013 should not be construed as indicative of the results to be expected for the full year.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2013 or December 31, 2012.  At June 30, 2013 and December 31, 2012, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 7 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $3.0 million and $5.0 million at June 30, 2013 and December 31, 2012, respectively.  (See Notes 5, 6, 7 and 14)

(f)  Goodwill

At June 30, 2013 and December 31, 2012, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2013, the Company had not recognized any impairment against its goodwill.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
JUNE 30, 2013

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

(m)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT. In order to maintain its status a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income to stockholders in the timeframe permitted by the Code.  The Company is not subject to tax to the extent that it distributes 100% of its REIT taxable income to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT income tax expense on the Company’s consolidated statements of operations. Furthermore, if the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% its REIT ordinary income for such year; (ii) 95% of its REIT capital gain income for such year and; (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts shall be included within Operating and other expense on the Company’s consolidated statements of operations.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2013, December 31, 2012, or June 30, 2012. The Company’s tax returns for tax years 2009 through 2011 are open to examination.  The Company expects to file its 2012 tax return prior to September 15, 2013.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 15)

(q)  Offering Costs Related to Issuance and Redemption of Preferred Stock

Offering costs related to issuance of preferred stock are recorded as a reduction in Additional paid-in capital, a component of stockholders’ equity, at the time such preferred stock is issued. On redemption of preferred stock, any excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the Company’s consolidated balance sheets is included in the determination of Net Income Available to Common Stock and Participating Securities in the calculation of EPS. (See Notes 11 and 12)

(r)  New and Proposed Accounting Standards and Interpretations

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

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”).  The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company's adoption of ASU 2103-10 is not expected to have a material impact on the Company's consolidated financial statements.

Recent Accounting Standards to be Adopted in Future Periods

Financial Services - Investment Companies

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). In general, the amendments of this ASU: (i) revise the definition of an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (iii) require information to be disclosed concerning the status of the entity and any financial support provided, or contractually required to be provided, by the investment company to its investees. ASU 2013-08 is effective for interim and annual periods that begin after December 15, 2013 and early application is prohibited. As the FASB has decided to retain the current U.S. GAAP scope exception from investment company accounting and financial reporting for real estate investment trusts, the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as repurchase agreements and similar transactions, measurement of credit impairment, financial instrument measurement and classification, revenue recognition, leases, hedging, disclosures about liquidity risk and interest rate risk, and disclosures of uncertainties about an Entity's going concern presumption.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

3.      MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS.  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15 year and longer-term fixed rate mortgages.  MBS do not have a single maturity date, and further, the mortgage loans underlying ARM-MBS do not all reset at the same time.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following tables present certain information about the Company’s MBS at June 30, 2013 and December 31, 2012:

June 30, 2013

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,388,034	$184,066	$(83)	$—	$5,572,017	$5,620,499	$102,540	$(54,058)	$48,482
Freddie Mac	1,266,355	48,203	—	—	1,318,884	1,303,143	11,096	(26,837)	(15,741)
Ginnie Mae	13,604	234	—	—	13,838	14,269	431	—	431
Total Agency MBS	6,667,993	232,503	(83)	—	6,904,739	6,937,911	114,067	(80,895)	33,172
Non-Agency MBS (3)
Rated AAA	19,831	107	(191)	—	19,747	20,192	445	—	445
Rated A	961	20	—	—	981	933	—	(48)	(48)
Rated BBB	48,809	563	(1,266)	—	48,106	48,694	1,547	(959)	588
Rated BB	107,733	47	(8,395)	(884)	98,501	103,346	5,097	(252)	4,845
Rated B	281,447	—	(30,377)	(12,437)	238,633	263,172	24,593	(54)	24,539
Rated CCC	1,161,319	12	(111,764)	(178,567)	871,000	1,010,131	141,672	(2,541)	139,131
Rated CC	420,330	—	(28,895)	(96,002)	295,433	339,948	44,546	(31)	44,515
Rated C	463,562	—	(45,691)	(72,795)	345,076	398,050	53,512	(538)	52,974
Unrated and D-rated (4)	3,784,765	—	(170,002)	(904,286)	2,710,477	3,111,187	404,677	(3,967)	400,710
Total Non-Agency MBS	6,288,757	749	(396,581)	(1,264,971)	4,627,954	5,295,653	676,089	(8,390)	667,699
Total MBS	$12,956,750	$233,252	$(396,664)	$(1,264,971)	$11,532,693	$12,233,564	$790,156	$(89,285)	$700,871

December 31, 2012

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,977,388	$196,686	$(58)	$—	$6,174,016	$6,351,621	$178,970	$(1,365)	$177,605
Freddie Mac	800,854	30,447	—	—	835,724	858,560	22,925	(89)	22,836
Ginnie Mae	14,526	251	—	—	14,777	15,279	502	—	502
Total Agency MBS	6,792,768	227,384	(58)	—	7,024,517	7,225,460	202,397	(1,454)	200,943
Non-Agency MBS (3)
Rated AAA	25,209	158	(219)	—	25,148	25,905	757	—	757
Rated A	1,147	24	—	—	1,171	1,086	—	(85)	(85)
Rated BBB	49,301	637	(1,741)	(378)	47,819	48,563	1,806	(1,062)	744
Rated BB	118,031	39	(8,892)	(853)	108,325	112,905	4,937	(357)	4,580
Rated B	247,532	—	(31,133)	(12,462)	203,937	225,281	21,452	(108)	21,344
Rated CCC	1,235,638	14	(107,618)	(201,126)	926,908	1,055,757	131,826	(2,977)	128,849
Rated CC	579,632	—	(41,191)	(132,061)	406,380	468,017	61,739	(102)	61,637
Rated C	952,984	—	(55,294)	(166,529)	731,161	812,523	81,850	(488)	81,362
Unrated and D-rated (4)	3,300,086	—	(125,538)	(867,097)	2,307,451	2,632,128	325,796	(1,119)	324,677
Total Non-Agency MBS	6,509,560	872	(371,626)	(1,380,506)	4,758,300	5,382,165	630,163	(6,298)	623,865
Total MBS	$13,302,328	$228,256	$(371,684)	$(1,380,506)	$11,782,817	$12,607,625	$832,560	$(7,752)	$824,808

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2013 reflect Credit Reserve of $1.219 billion and OTTI of $45.7 million.  Amounts disclosed at December 31, 2012 reflect Credit Reserve of $1.332 billion and OTTI of $48.7 million.
(2)  Includes principal payments receivable of $4.3 million and $4.4 million at June 30, 2013 and December 31, 2012, respectively, which are not included in the Principal/Current Face.
(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.
(4)  Includes 312 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.662 billion and $3.055 billion, respectively, at June 30, 2013 and 246 Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.252 billion and $2.573 billion, respectively, at December 31, 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at June 30, 2013:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(In Thousands)
Agency MBS:
Fannie Mae	$2,211,844	$53,388	197	$38,484	$670	10	$2,250,328	$54,058
Freddie Mac	866,186	26,830	109	2,542	7	1	868,728	26,837
Total Agency MBS	3,078,030	80,218	306	41,026	677	11	3,119,056	80,895
Non-Agency MBS:
Rated A	—	—	—	933	49	2	933	49
Rated BBB	7,300	41	1	19,205	917	2	26,505	958
Rated BB	—	—	—	2,025	252	3	2,025	252
Rated B	6,924	54	1	—	—	—	6,924	54
Rated CCC	55,054	790	6	22,482	1,751	4	77,536	2,541
Rated CC	1,187	31	1	—	—	—	1,187	31
Rated C	32,029	538	6	—	—	—	32,029	538
Unrated and other	223,264	3,935	30	1	32	1	223,265	3,967
Total Non-Agency MBS	325,758	5,389	45	44,646	3,001	12	370,404	8,390
Total MBS	$3,403,788	$85,607	351	$85,672	$3,678	23	$3,489,460	$89,285

At June 30, 2013, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $80.9 million at June 30, 2013.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the United States Government. While the Company's Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the United States Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company's current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2013 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $8.4 million at June 30, 2013.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings during the three and six months ended June 30, 2013.  The Company recognized credit-related OTTI losses through earnings of approximately $280,000 and $1.2 million on Non-Agency MBS during the three and six months ended June 30, 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company's evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for OTTI during the quarter, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in loan-to-value ratios due to loan amortization and home price appreciation, which, in turn, positively impacts the Company's estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e. loans that prepay in full with no loss) have generally trended higher for these MBS which also positively impacts the Company's estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower loan-to-value ratios supports the Company's assessment that such MBS are not other-than-temporarily impaired. Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Total OTTI losses	$—	$—	$—	$(879)
OTTI reclassified from OCI	—	(280)	—	(321)
OTTI recognized in earnings	$—	$(280)	$—	$(1,200)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(In Thousands)
Credit loss component of OTTI at beginning of period	$36,115	$36,115
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$36,115	$36,115

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Credit enhancement (1)(2)
Weighted average (3)	—	4.00%	—	3.26%
Range (4)	—	0.00-12.10%	—	0.00-16.50%

Projected CPR (2)(5)
Weighted average (3)	—	9.80%	—	9.90%
Range (4)	—	9.10-11.00%	—	9.10-13.30%

Projected Loss Severity (2)(6)
Weighted average (3)	—	52.20%	—	55.50%
Range (4)	—	45.70-55.40%	—	45.90-60.00%

60+ days delinquent (2)(7)
Weighted average (3)	—	28.60%	—	24.40%
Range (4)	—	21.00-32.40%	—	18.20-32.40%

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)

(In Thousands)
Balance at beginning of period	$(1,312,952)	$(381,913)	$(1,344,718)	$(264,182)
Accretion of discount	—	16,698	—	9,881
Realized credit losses	38,375	—	35,521	—
Purchases	(49,852)	18,425	(139,934)	(1,004)
Sales	4,689	4,978	—	—
Reclass discount for OTTI	—	—	182	(182)
Net impairment losses recognized in earnings	—	—	(280)	—
Unlinking of Linked Transactions	—	—	(83)	(1,090)
Transfers/release of credit reserve	54,769	(54,769)	8,560	(8,560)
Balance at end of period	$(1,264,971)	$(396,581)	$(1,440,752)	$(265,137)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)

(In Thousands)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	28,749	—	19,291
Realized credit losses	88,682	—	57,915	—
Purchases	(73,387)	29,654	(248,383)	(8,437)
Sales	10,972	5,910	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	(38,662)	(7,168)
Transfers/release of credit reserve	89,268	(89,268)	17,478	(17,478)
Balance at end of period	$(1,264,971)	$(396,581)	$(1,440,752)	$(265,137)

(1)  During the three months ended June 30, 2013, the Company reallocated $116,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions. The Company did not reallocate purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended June 30, 2012.
(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(3)  During the six months ended June 30, 2013, the Company reallocated $129,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions. In addition, the Company reallocated $629,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the six months ended June 30, 2012, all of which occurred during the three months ended June 30, 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$942,887	$312,954	$824,808	$55,491
Unrealized loss on Agency MBS, net	(140,480)	(11,170)	(167,771)	(14,328)
Unrealized (loss)/gain on Non-Agency MBS, net	(98,282)	(6,057)	48,388	256,545
Reclassification adjustment for MBS sales included in net income	(3,254)	—	(4,554)	(2,901)
Reclassification adjustment for OTTI included in net income	—	280	—	1,200
Change in AOCI from MBS	$(242,016)	$(16,947)	$(123,937)	$240,516
Balance at end of period	$700,871	$296,007	$700,871	$296,007

Sales of MBS

During the three and six months ended June 30, 2013, the Company sold certain Non-Agency MBS for $9.9 million and $16.0 million, realizing gross gains of $4.4 million and $6.0 million, respectively.  During the first six months of 2012, the Company sold certain Agency MBS for $71.1 million, realizing gross gains of $3.0 million; all of these sales occurred during the first quarter of 2012.  The Company has no continuing involvement with any of the sold MBS.

MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Coupon interest	$54,485	$61,976	$111,989	$125,984
Effective yield adjustment (1)	(16,448)	(12,426)	(31,165)	(23,134)
Agency MBS interest income	$38,037	$49,550	$80,824	$102,850

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Coupon interest	$65,954	$66,144	$133,887	$127,004
Effective yield adjustment (1)	16,644	9,810	28,626	19,154
Non-Agency MBS interest income	$82,598	$75,954	$162,513	$146,158

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
(In Thousands)
MBS interest receivable:
Fannie Mae	$15,049	$17,597
Freddie Mac	3,484	2,696
Ginnie Mae	22	24
Non-Agency MBS	22,301	23,707
Total MBS interest receivable	40,856	44,024
Money market and other investments	19	9
Total interest receivable	$40,875	$44,033

5.      Derivatives

The Company’s derivatives are comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings, and Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2013 and December 31, 2012:

	Designation	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivative Instrument (1)
(In Thousands)
Non-cleared legacy Swaps, at fair value ($450.0 million notional at June 30, 2013)	Hedging	Assets	$7,140	$203
Linked Transactions, at fair value	Non-Hedging	Assets	$10,519	$12,704
Non-cleared legacy Swaps, at fair value ($1.836 billion notional at June 30, 2013)	Hedging	Liabilities	$(38,525)	$(63,034)
Cleared Swaps, at fair value ($401.0 million notional at June 30, 2013)	Hedging	Liabilities	$(582)	$—

(1)  Non-cleared legacy Swaps include Swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared Swaps include Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at June 30, 2013 and December 31, 2012:

Linked Transactions at June 30, 2013

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$23,386	1.65%	Rated AA	$11,271	$10,600	$10,943	5.00%
>30 days to 90 days	9,863	1.40	Rated A	2,713	2,215	2,917	1.29
Total	$33,249	1.58%	Rated BBB	7,993	6,961	8,452	2.41
			Rated BB	6,959	6,454	7,101	2.64
			Rated D	14,715	13,214	17,820	5.80
			Total	$43,651	$39,444	$47,233	4.26%

Linked Transactions at December 31, 2012

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$13,672	1.57%	Rated AA	$13,588	$12,817	$13,192	5.00%
>30 days to 90 days	21,599	1.66	Rated A	3,075	2,548	3,342	0.76
Total	$35,271	1.63%	Rated BBB	8,299	7,226	8,847	2.55
			Rated BB	7,365	6,854	7,593	2.75
			Rated D	15,501	14,372	19,303	5.80
			Total	$47,828	$43,817	$52,277	4.28%

At June 30, 2013, Linked Transactions also included approximately $165,000 of associated accrued interest receivable and $48,000 of accrued interest payable.  At December 31, 2012, Linked Transactions also included approximately $185,000 of associated accrued interest receivable and $38,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Interest income attributable to MBS underlying Linked Transactions	$654	$1,286	$1,322	$3,574
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(137)	(293)	(277)	(797)
Change in fair value of Linked Transactions included in earnings	(812)	(425)	196	5,490
Unrealized net (losses)/gains and net interest income from Linked Transactions	$(295)	$568	$1,241	$8,267

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Derivative Hedging Instruments

Consistent with market practice, the Company has agreements with its Swap counterparties that provide for the posting of collateral based on the fair values of its derivative contracts.  Through this margining process, either the Company or its derivative counterparty may be required to pledge cash or securities as collateral.  In addition, Swaps novated to and cleared by a central clearing house are subject to initial margin requirements. Certain derivative contracts provide for cross collateralization with repurchase agreements with the same counterparty.

A number of the Company’s derivative contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its derivative contracts, the counterparty to such agreement may have the option to terminate all of its outstanding derivative contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the derivative contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2013.  At June 30, 2013, the aggregate fair value of assets needed to immediately settle derivative contracts that were in a liability position to the Company, if so required, was approximately $41.2 million, including accrued interest payable of approximately $2.1 million.

The following table presents the assets pledged as collateral against the Company’s derivative contracts at June 30, 2013 and December 31, 2012:

(In Thousands)	June 30, 2013	December 31, 2012
Agency MBS, at fair value	$41,264	$68,915
Restricted cash	3,020	5,016
Total assets pledged against derivative contracts	$44,284	$73,931

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At June 30, 2013, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2013, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and six months ended June 30, 2013 and 2012.

Swaps

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three and six months ended June 30, 2013 and 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

At June 30, 2013, the Company had Swaps with an aggregate notional amount of $2.687 billion, which had net unrealized losses of $32.0 million, and extended 27 months on average with a maximum term of approximately 85 months.  During the three months ended June 30, 2013, the Company entered into eight new Swaps with an aggregate notional amount of $701.0 million, a weighted average fixed-pay rate of 1.24% and initial maturities ranging from two months to seven years, and had Swaps amortize and/or expire with an aggregate notional amount of $527.3 million.  During the six months ended June 30, 2013, the Company entered into nine new Swaps with an aggregate notional amount of $751.0 million, a weighted average fixed-pay rate of 1.21% and initial maturities ranging from two months to seven years, and had Swaps amortize and/or expire with an aggregate notional amount of $583.3 million.

The following table presents information about the Company’s Swaps at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$185,729	4.02%	0.20%	$25,828	3.88%	0.28%
Over 30 days to 3 months	172,283	4.32	0.20	30,185	3.96	0.26
Over 3 months to 6 months	34,051	4.10	0.23	527,275	1.63	0.21
Over 6 months to 12 months	517,998	1.97	0.20	391,063	4.17	0.22
Over 12 months to 24 months	877,214	2.20	0.20	685,042	2.28	0.22
Over 24 months to 36 months	50,000	2.13	0.19	710,171	1.97	0.21
Over 36 months to 48 months	450,000	0.56	0.19	150,000	1.03	0.21
Over 48 months to 60 months	50,000	1.45	0.20	—	—	—
Over 60 months to 72 months	150,000	1.46	0.20	—	—	—
Over 72 months to 84 months	200,000	2.05	0.20	—	—	—
Total Swaps	$2,687,275	2.10%	0.20%	$2,519,564	2.31%	0.22%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Interest expense attributable to Swaps	$12,027	$19,314	$24,996	$40,137
Weighted average Swap rate paid	2.12%	2.70%	2.22%	2.74%
Weighted average Swap rate received	0.20%	0.28%	0.20%	0.29%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Impact of Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
AOCI from derivative hedging instruments:
Balance at beginning of period	$(50,515)	$(102,103)	$(62,831)	$(114,194)
Unrealized gain on Swaps, net	18,548	12,280	30,864	24,371
Balance at end of period	$(31,967)	$(89,823)	$(31,967)	$(89,823)

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

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 7)  At June 30, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of nine months, including the impact of related Swaps.  At December 31, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of five months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2013 and December 31, 2012:

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Repurchase agreement borrowings secured by Agency MBS	$6,080,964	$6,353,489
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,443,433	$6,678,384
Weighted average haircut on Agency MBS (1)	4.65%	4.80%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,424,349	$1,988,172
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,906,157	$3,463,128
Weighted average haircut on Non-Agency MBS (1)	30.19%	30.49%
Repurchase agreements secured by U.S. Treasuries	$403,970	$410,811
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$405,458	$408,833
Weighted average haircut on U.S. Treasuries (1)	0.89%	1.74%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.
(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.
(3)  Includes $1.935 billion and $1.860 billion of Non-Agency MBS acquired from consolidated VIEs at June 30, 2013, and December 31, 2012, respectively, that are eliminated from the Company’s consolidated balance sheet.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$7,503,586	0.76%	$6,293,802	0.71%
Over 30 days to 3 months	1,152,390	0.75	2,458,670	1.21
Over 6 months to 12 months	253,307	1.83	—	—
Total	$8,909,283	0.79%	$8,752,472	0.85%

(1)  At June 30, 2013 and December 31, 2012, the Company had repurchase agreements of $33.2 million and $35.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The following table at June 30, 2013 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2013
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	7,004,532	0.67
Over 30 days to 90 days	1,104,778	0.70
Over 90 days to 12 months	342,043	1.89
Over 12 months	457,930	2.04
Total	$8,909,283	0.79%

(1)  At June 30, 2013, the Company had repurchase agreements of $33.2 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The Company had repurchase agreements with 27 counterparties at June 30, 2013 and 26 counterparties at December 31, 2012.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2013:

	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Alpine Securitization Corporation/Credit Suisse (3)	A-1/P-1/F1	$704,276	1	22.3%
Wells Fargo (4)	AA-/Aa3/AA-	357,260	9	11.3
UBS (5)(6)	A/A2/A	250,088	26	7.9
Deutsche Bank	A+/A2/A+	206,555	2	6.5

(1)  As rated at June 30, 2013 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2)  The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transaction, including accrued interest receivable on such securities.
(3) Includes $677.2 million at risk with Alpine Securitization Corporation and $27.0 million at risk with Credit Suisse Securities (USA) LLC. Alpine Securitization Corporation is a special purpose funding vehicle that is a consolidated affiliate of Credit Suisse Group. Counterparty rating shown is the asset backed short term rating for Alpine Securitization Corporation.
(4)  Includes $114.3 million at risk with Wells Fargo Bank, NA and $242.9 million at risk with Wells Fargo Securities LLC.
(5)  Includes $239.9 million at risk with UBS AG and $10.2 million at risk with UBS Securities LLC.
(6)  Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

7.      Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements and its derivative contracts that are in an unrealized loss position, and it receives securities or cash as collateral pursuant to financing provided under reverse repurchase agreements and certain of its derivative contracts in an unrealized gain position.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated repurchase and reverse repurchase agreements and derivative contracts, as applicable.  Through this margining process, either the Company or its counterparty may be required to pledge cash or securities as collateral.  In addition, Swaps novated to and cleared by a central clearing house are subject to initial margin requirements. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or high-quality securities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$41,264	$—	$68,915	$—
Cash (1)	3,020	—	5,016	—
	44,284	—	73,931	—
Repurchase Agreement Borrowings:
Agency MBS	$6,443,433	$—	$6,678,384	$—
Non-Agency MBS (2)(3)	3,906,157	—	3,463,128	—
U.S. Treasury securities	405,458	—	408,833	—
	10,755,048	—	10,550,345	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$405,458	$—	$408,833
	—	405,458	—	408,833
Total	$10,799,332	$405,458	$10,624,276	$408,833

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheet.
(2)  Includes $1.935 billion and $1.860 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2013 and December 31, 2012, respectively, that are eliminated from the Company’s consolidated balance sheet.
(3)  In addition, $740.0 million and $759.2 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at June 30, 2013 and December 31, 2012, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2013:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS
U.S. Treasuries	$405,458	$405,458	$—	$—	$—	$—	$405,458
Fannie Mae	$5,261,649	$5,214,739	$14,091	$29,328	$28,350	$82	$5,305,150
Freddie Mac	1,176,891	1,190,698	3,178	4,184	4,033	17	1,184,270
Ginnie Mae	4,893	4,770	7	7,752	7,503	12	12,664
Agency MBS	$6,443,433	$6,410,207	$17,276	$41,264	$39,886	$111	$6,502,084
Rated AAA	$18,629	$18,184	$64	$—	$—	$—	$18,693
Rated BBB	31,020	30,790	104	—	—	—	31,124
Rated BB	332,903	298,848	1,083	—	—	—	333,986
Rated B	152,221	135,456	412	—	—	—	152,633
Rated CCC	366,903	318,387	1,307	—	—	—	368,210
Rated CC	143,955	130,633	644	—	—	—	144,599
Rated C	94,060	83,385	314	—	—	—	94,374
Rated D	1,178,816	1,057,747	5,928	—	—	—	1,184,744
Not Rated	1,587,650	1,143,461	7,517	—	—	—	1,595,167
Non-Agency MBS (1)(2)(3)	$3,906,157	$3,216,891	$17,373	$—	$—	$—	$3,923,530
Total	$10,755,048	$10,032,556	$34,649	$41,264	$39,886	$111	$10,831,072

(1)  Includes $1.935 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2013, that are eliminated from the Company’s consolidated balance sheet.
(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.
(3) In addition, $740.0 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at June 30, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheet at June 30, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
June 30, 2013
Derivative hedging instruments, at fair value	$7,140	$—	$7,140	$(7,140)	$—	$—
Total	$7,140	$—	$7,140	$(7,140)	$—	$—

December 31, 2012
Derivative hedging instruments, at fair value	$203	$—	$203	$(203)	$—	$—
Total	$203	$—	$203	$(203)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
June 30, 2013
Derivative hedging instruments, at fair value (2)	$39,107	$—	$39,107	$(36,087)	$(3,020)	$—
Repurchase agreements (3)	8,909,283	—	8,909,283	(8,909,283)	—	—
Total	$8,948,390	$—	$8,948,390	$(8,945,370)	$(3,020)	$—

December 31, 2012
Derivative hedging instruments, at fair value (2)	$63,034	$—	$63,034	$(58,018)	$(5,016)	$—
Repurchase agreements (3)	8,752,472	—	8,752,472	(8,752,472)	—	—
Total	$8,815,506	$—	$8,815,506	$(8,810,490)	$(5,016)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.
(2) The fair value of securities pledged against the Company’s Swaps was $41.3 million and $68.9 million at June 30, 2013 and December 31, 2012, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $10.755 billion and $10.550 billion at June 30, 2013 and December 31, 2012, respectively.

Nature of Setoff Rights

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

(c)  MBS Purchase Commitments

At June 30, 2013, the Company had commitments to purchase Agency MBS at an estimated purchase price of $15.0 million and Non-Agency MBS at an estimated purchase price of $12.5 million. This commitment is included in the Agency and Non-Agency MBS balances presented at fair value on the Company's consolidated balance sheet.

11.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount is included in the determination of net income available to common stock and participating securities for the three and six months ended June 30, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

From the time of original issuance of the Series A Preferred Stock through the Redemption Date, the Company had declared and paid all required quarterly dividends of $0.53125 per share on such stock. In addition, as part of the redemption price on its Series A Preferred Stock (discussed above), the Company paid a dividend of $0.27153 per share, which reflected accrued and unpaid dividends for the period from April 1, 2013, through and including the Redemption Date.

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company amended its charter through filing of articles supplementary to its charter to reclassify 8,050,000 shares of the Company's authorized but unissued common stock as shares of the Company's Series B Preferred Stock. On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock, with a par value of $0.01 per share and a liquidation preference $25.00 per share, plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of such net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and intend to use the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.
The Company's Series B Preferred Stock, which is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company's option commencing on April 15, 2018 (subject to the Company's right under limited circumstances to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT and upon certain specified change in control transactions in which the Company's common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ, or any successor exchanges), is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company's common stock is paid any dividends and is senior to the Company's common stock with respect to distributions upon liquidation, dissolution or winding up.
Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. On May 20, 2013, the Company's Board of Directors (the “Board”) declared the first dividend payable on the Series B Preferred Stock, which was paid on July 1, 2013 to preferred stockholders of record as of June 3, 2013. The amount of such dividend payable was $0.39583 per share, and was paid in respect of the partial period commencing on April 15, 2013, the date of original issue of the Series B Preferred Stock, and ending on, and including, June 30, 2013.
The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company's Board, until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of Series B Preferred Stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2012 through June 30, 2013:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 28, 2013	July 12, 2013	July 31, 2013	$0.22	(2)
March 28, 2013	April 12, 2013	April 30, 2013	0.22
March 4, 2013	March 18, 2013	April 10, 2013	0.50	(3)
December 12, 2012	December 28, 2012	January 31, 2013	0.20
September 28, 2012	October 12, 2012	October 31, 2012	0.21
June 27, 2012	July 13, 2012	July 31, 2012	0.23
March 23, 2012	April 4, 2012	April 30, 2012	0.24

(1) Table excludes the special cash dividend of $0.28 per share payable on August 30, 2013 to stockholders of record on August 12, 2013. (See Note 16)
(2)  At June 30, 2013, the Company had accrued dividends and DERs payable of $80.4 million related to the common stock dividend declared on June 28, 2013.
(3) Reflects the special cash dividend on common stock declared on March 4, 2013.

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On November 22, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 10 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2013, 3.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2013, the Company issued 3,365,102 shares and 4,499,140 shares of common stock through the DRSPP, raising net proceeds of $33,244,012 and $40,611,206 , respectively.  From the inception of the DRSPP in September 2003 through June 30, 2013, the Company issued 21,027,165 shares pursuant to the DRSPP, raising net proceeds of $184.4 million.

(d) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the six months ended June 30, 2013, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through June 30, 2013, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No. 1 thereto, which was filed on April 2, 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

On December 12, 2008, the Company entered into its most recent Sales Agreement (the “Agreement”) with Cantor, as sales agent.  In accordance with the terms of the Agreement, the Company may offer and sell up to 40 million shares of common stock (the “CEO Shares”) from time to time through Cantor.  Sales of the CEO Shares, if any, may be made in privately negotiated transactions and/or by any other method permitted by law, including, but not limited to, sales at other than a fixed price made on or through the facilities of the NYSE, or sales made to or through a market maker or through an electronic communications network, or in any other manner that may be deemed to be an “at-the-market offering” as defined in Rule 415 of the 1933 Act.  Cantor will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Company and Cantor.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  During the six months ended June 30, 2013, the Company did not repurchase any shares of its common stock under the Repurchase Program.  At June 30, 2013, 2,759,709 shares remained authorized for repurchase.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In Thousands)	Net Unrealized Gain on Available-for-Sale MBS	Net Unrealized (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain on Available-for-Sale MBS	Net Unrealized (Loss)/Gain on Swaps	Total AOCI
Balance at the beginning of the period	$942,887	$(50,515)	$892,372	$824,808	$(62,831)	$761,977
OCI before reclassifications	(238,762)	18,548	(220,214)	(119,383)	30,864	(88,519)
Amounts reclassified from AOCI (1)	(3,254)	—	(3,254)	(4,554)	—	(4,554)
Net OCI during the period (2)	(242,016)	18,548	(223,468)	(123,937)	30,864	(93,073)
Balance at end of period	$700,871	$(31,967)	$668,904	$700,871	$(31,967)	$668,904

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In Thousands)	Net Unrealized Gain on Available-for-Sale MBS	Net Unrealized (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain on Available-for-Sale MBS	Net Unrealized (Loss)/Gain on Swaps	Total AOCI
Balance at the beginning of the period	$312,954	$(102,103)	$210,851	$55,491	$(114,194)	$(58,703)
OCI before reclassifications	(17,227)	12,280	(4,947)	242,217	24,371	266,588
Amounts reclassified from AOCI (1)	280	—	280	(1,701)	—	(1,701)
Net OCI during the period (2)	(16,947)	12,280	(4,667)	240,516	24,371	264,887
Balance at end of period	$296,007	$(89,823)	$206,184	$296,007	$(89,823)	$206,184

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Details about AOCI Components	Amounts Reclassified from AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(3,254)	$(4,554)	Gain on sales of MBS and U.S. Treasury securities, net
Total reclassifications for period	$(3,254)	$(4,554)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Details about AOCI Components	Amounts Reclassified from AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$—	(2,901)	Gain on sales of MBS and U.S. Treasury securities, net
OTTI recognized in earnings	280	1,200	Net impairment losses recognized in earnings
Total reclassifications for period	$280	(1,701)

At June 30, 2013 and December 31, 2012, the Company had OTTI recognized in AOCI of $1.4 million and $2.6 million, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Numerator:
Net income	$75,473	$74,766	$152,824	$159,479
Dividends declared on preferred stock	(4,210)	(2,040)	(6,250)	(4,080)
Dividends, DERs and undistributed earnings allocated to participating securities	(329)	(395)	(650)	(811)
Issuance costs of redeemed preferred stock (1)	(3,947)	—	(3,947)	—
Net income to common stockholders - basic and diluted	$66,987	$72,331	$141,977	$154,588

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	361,450	356,598	359,790	356,382
Basic and diluted earnings per share	$0.19	$0.20	$0.39	$0.43

(1) Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 11)
(2) At June 30, 2013, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2013, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 407,000 stock options with a weighted average exercise price of $10.23 and a weighted average remaining contractual life of 0.3 years, approximately 411,000 shares of restricted common stock with a weighted average grant date fair value of $7.73 and approximately 768,000 RSUs with a weighted average grant date fair value of $6.58.  These equity instruments may have a dilutive impact on future EPS.

13.  Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  2010 Equity Compensation Plan

In accordance with the terms of the Company’s Amended and Restated 2010 Equity Compensation Plan (the “2010 Plan”), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, DERs and other stock-based awards under the 2010 Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2013, approximately 9.5 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $922,000 and $378,000 during the three months ended June 30, 2013 and 2012, and approximately $1.2 million and $825,000 during the six months ended June 30, 2013 and 2012, respectively.  The 2013 periods reflect the special cash dividend of $0.50 per share paid on April 10, 2013. At June 30, 2013, the Company had 1,316,222 DERs outstanding, of which 403,250 were attached to common stock options and 912,972 were awarded in connection with, or attached to, RSUs.  At June 30, 2013, the average forfeiture rate on DERs outstanding attached to RSUs was 17.1%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at June 30, 2013.  At June 30, 2013, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 1.6 years.

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

The Company did not grant any stock options during the six months ended June 30, 2013 and 2012.  There were 20,000 stock options exercised and no stock options cancelled during the six months ended June 30, 2013, and no stock options exercised and 50,000 stock options cancelled during the six months ended June 30, 2012.  At June 30, 2013, 407,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.23.  As of June 30, 2013, the aggregate intrinsic value of total Options outstanding was approximately $250.

Restricted Stock

The Company awarded 16,412 and 28,743 shares of restricted common stock during the three and six months ended June 30, 2013 and awarded 66,558 and 81,439 shares of restricted common stock during the three and six months ended June 30, 2012.  At June 30, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $2.9 million and $3.7 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $444,000 and $428,000 on unvested shares of restricted stock at June 30, 2013 and December 31, 2012, respectively.  The unrecognized compensation expense at June 30, 2013 is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of June 30, 2013 are designated to be settled in shares of the Company’s common stock.  The Company granted 40,324 RSUs during the three and six months ended June 30, 2013 and did not grant any RSUs during the three and six months ended June 30, 2012.  All RSUs outstanding at June 30, 2013 had DERs attached or issued as separate associated instruments in connection with RSUs.  At June 30, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $1.9 million and $2.6 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at June 30, 2013 is expected to be recognized over a weighted average period of 1.9 years.  As of June 30, 2013, the Company had an expected average forfeiture rate of 17.1% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Restricted shares of common stock	$591	$1,155	$1,135	$1,917
RSUs	659	266	949	546
DERs	51	59	102	118
Total	$1,301	$1,480	$2,186	$2,581

(b)  Employment Agreements

At June 30, 2013, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Non-employee directors	$—	$17	$52	$43
Total	$—	$17	$52	$43

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2013 and December 31, 2012 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Non-employee directors	$214	$361	$199	$302
Total	$214	$361	$199	$302

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2013 and December 31, 2012, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2013 and 2012, the Company recognized expenses for matching contributions of $63,000 and $60,000, respectively, and $125,000 and $120,000 for the six months ended June 30, 2013 and 2012, respectively.

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
JUNE 30, 2013

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

Derivative Hedging Instruments (Swaps)

For non-centrally cleared swaps, the Company determines the fair value of its derivative hedging instruments considering valuations obtained from a third party pricing service. For swaps that are cleared by a central clearing house valuations provided by the clearing house are used. All valuations obtained are tested with internally developed models that apply readily observable market parameters.  In valuing its derivative hedging instruments, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of the Company’s derivative hedging instruments are subject either to bilateral collateral arrangements, or for cleared swaps, to the clearing house's margin requirements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  The Company’s derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2013, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at June 30, 2013

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,937,911	$—	$6,937,911
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,295,653	—	5,295,653
Securities obtained and pledged as collateral	405,458	—	—	405,458
Linked Transactions	—	10,519	—	10,519
Derivative hedging instruments	—	7,140	—	7,140
Total assets carried at fair value	$405,458	$12,251,223	$—	$12,656,681
Liabilities:
Derivative hedging instruments	$—	$39,107	$—	$39,107
Obligation to return securities obtained as collateral	405,458	—	—	405,458
Total liabilities carried at fair value	$405,458	$39,107	$—	$444,565

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$6,937,911	$6,937,911	$7,225,460	$7,225,460
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,295,653	5,295,653	5,382,165	5,382,165
Securities obtained and pledged as collateral	405,458	405,458	408,833	408,833
Cash and cash equivalents	448,282	448,282	401,293	401,293
Restricted cash	3,020	3,020	5,016	5,016
Linked Transactions	10,519	10,519	12,704	12,704
Derivative hedging instruments	7,140	7,140	203	203
Financial Liabilities:
Repurchase agreements	8,909,283	8,908,660	8,752,472	8,754,521
Securitized debt	443,748	444,661	646,816	647,070
Obligation to return securities obtained as collateral	405,458	405,458	508,827	508,827
Senior Notes	100,000	103,360	100,000	103,040
Derivative hedging instruments	39,107	39,107	63,034	63,034

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2013 and December 31, 2012, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
JUNE 30, 2013

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010 (1)
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors	$186,691	$474,866	$488,389	$246,307
Outstanding amount of Senior Bonds at June 30, 2013	$118,545	$152,274	$172,930	$—
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	One-month LIBOR plus 125 basis points
Face amount of Senior Support Certificates received by the Company (2)	$246,656	$808,556	$831,580	$738,921
Cash received	$186,691	$474,866	$488,389	$246,307
Notional amount acquired of non-rated, interest only senior certificates	$186,691	$474,866	$488,389	$246,307
Expenses incurred (3)	$1,814	$3,230	$3,527	$3,562

(1) The principal balance for the DMSI 2010-RS2 Senior Bond was paid off during the quarter ended June 30, 2013.
(2)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).
(3)  Amortized to interest expense based upon the actual repayments of the associated beneficial interests.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate these resecuritization transactions.

As of June 30, 2013 and December 31, 2012, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.438 billion and $2.620 billion, respectively.  These assets are included in the Company’s consolidated balance sheet and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of June 30, 2013 and December 31, 2012, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $443.7 million and $646.8 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheet and disclosed as “Securitized debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

16.  Subsequent Events

Special Dividend

On August 1, 2013, the Company's Board declared a special cash dividend of $0.28 per share of common stock. The dividend will be paid on August 30, 2013 to stockholders of record on August 12, 2013.

Swap Transactions entered into subsequent to Quarter-End

Since June 30, 2013, the Company has entered into eight Swaps with an aggregate notional amount of $950 million, a weighted average fixed pay rate of 1.97% and initial maturities ranging from five to ten years. The following table presents information about such Swaps:

Maturity	Notional Amount	Weighted Average Fixed-Pay Interest Rate
(Dollars in Thousands)
5 years	$350,000	1.00%
7 years	500,000	2.14
10 years	100,000	2.75
Total Swaps	$950,000	1.97%

At July 31, 2013, the aggregate notional amount of the Company's Swaps is $3.452 billion with a weighted average fixed-pay rate of 1.96% and an average maturity of 43 months.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and the extent of prepayments, realized losses and changes in the composition of our Agency MBS and Non-Agency MBS portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board of Directors and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2013, we had total assets of approximately $13.197 billion, of which $12.234 billion, or 92.7%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.938 billion of Agency MBS and $5.296 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, Linked Transactions and MBS-related receivables.

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

As of June 30, 2013, approximately $8.648 billion, or 70.7%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.582 billion, or 29.3%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at June 30, 2013, we had $192.1 million, or 1.6%, of MBS with interest rates that reset monthly.

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on our MBS are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the conditional prepayment rate (or CPR), will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.  Generally, if prepayments on our Non-Agency MBS are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments could result.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended June 30, 2013, our Agency MBS portfolio experienced a weighted average CPR of 20.2%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 16.4%. For the three months ended March 31, 2013, our Agency MBS portfolio experienced a weighted average CPR of 19.1%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 15.1%. Over the last consecutive eight quarters, ending with June 30, 2013, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.5%  experienced during the quarter ended June 30, 2012 to a low of 15.9%, experienced during the quarter ended March 31, 2012, with an average CPR over such quarters of 17.8%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2013, we had net unrealized gains of $33.2 million on our Agency MBS, comprised of gross unrealized gains of $114.1 million and gross unrealized losses of $80.9 million, and had net unrealized gains on our Non-Agency MBS of $667.7 million, comprised of gross unrealized gains of $676.1 million and gross unrealized losses of $8.4 million.  At June 30, 2013, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

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

Our derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2013, we entered into nine new Swaps with an aggregate notional amount of $751.0 million, a weighted average fixed-pay rate of 1.21% and initial maturities ranging from two months to seven years, and had Swaps with an aggregate notional amount of $583.3 million and a weighted average fixed-pay rate of 1.85% amortize and/or expire.  At June 30, 2013, we had Swaps with an aggregate notional amount of $2.687 billion with a weighted average fixed-pay rate of 2.10% and a weighted average variable interest rate received of 0.20%.

Recent Market Conditions and Our Strategy

During the second quarter of 2013, we continued to invest in both Agency and Non-Agency MBS.  During the three months ended June 30, 2013, we acquired approximately (i) $465.3 million of Agency MBS at a weighted average purchase price of 103.9% of par value and (ii) $245.0 million of Non-Agency MBS at a weighted average purchase price of 88.7% of par value.  During the six months ended June 30, 2013, we acquired approximately (i) $935.2 million of Agency MBS at a weighted average purchase price of 104.1% of par value and (ii) $310.6 million of Non-Agency MBS at a weighted average purchase price of 87.7% of par value. At June 30, 2013, our combined MBS portfolio was approximately $12.234 billion compared to $12.608 billion at December 31, 2012.  During the three months ended June 30, 2013, we experienced a decrease in our MBS portfolio primarily due to principal repayments exceeding the addition of newly acquired assets and the decrease in net unrealized gains.

 At June 30, 2013, $6.938 billion, or 56.7% of our MBS portfolio, was invested in Agency MBS.  During the three months ended June 30, 2013, we experienced a decrease of $216.0 million in the fair value of our Agency MBS primarily due to a decrease in net unrealized gains of $140.5 million for the portfolio as a result of market price declines. In addition, we experienced $524.4 million of principal repayments and $16.4 million of premium amortization which was partially offset by the addition of $465.3 million of newly acquired assets.

At June 30, 2013, $5.296 billion, or 43.3% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $43.7 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the three months ended June 30, 2013, we experienced a decrease of $92.6 million in the fair value of our Non-Agency MBS portfolio primarily due to a decrease in net unrealized gains of $101.5 million for the portfolio as a result of market price declines. In addition, we experienced $247.2 million of principal repayments and the sale of Non-Agency MBS with an amortized cost of $5.5 million, which was partially offset by the addition of $245.0 million of newly acquired assets and $16.6 million of discount accretion.

Our book value per common share was $8.19 as of June 30, 2013, compared to $8.84 at March 31, 2013.  Increased uncertainty about the pace and amount of future Federal Reserve Bank asset purchases impacted the value of our MBS during the second quarter of 2013.

Due to the interest rate environment in 2012 and the first six months of 2013, yields on acquired assets were lower than in prior periods.  At the end of the second quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 54 basis points to 3.14% for three months ended June 30, 2013 from 3.68% for the three months ended June 30, 2012.  In addition, the net Agency MBS yield decreased to 2.19% for the three months ended June 30, 2013, from 2.95% for the three months ended June 30, 2012.  Our Non-Agency MBS portfolio yielded 7.15% for the three months ended June 30, 2013 compared to 6.77% for the three months ended June 30, 2012.  The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount and changes in the forward yield curve.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Home price appreciation is generally continuing due to a combination of low mortgage rates, limited housing supply, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We believe that our $1.265 billion Credit Reserve appropriately factors in remaining uncertainties regarding housing fundamentals and the potential impact on future cash flows.  A combination of both home price appreciation and mortgage amortization continues to lower the Loan-To-Value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio. We believe that due to underlying mortgage loan amortization and based on regional home price appreciation, the LTV of mortgage loans underlying our Non-Agency MBS has declined from approximately 105% to approximately 90% since January 2012. Due to this lower LTV, we continue to reduce our estimate of future losses within our Non-Agency portfolio.  Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. We have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. Due primarily to these factors, we have reduced our estimates of default rates and loss severities. Based on these revised projections, we have reduced estimated future losses within our Non-Agency portfolio. As a result, during the three months ended June 30, 2013 we transferred $54.8 million to accretable discount from Credit Reserve bringing the total transferred over the last twelve months to $224.3 million.  This increase in accretable discount is expected to prospectively increase the interest income from Non-Agency MBS, in an amount equal to the amount transferred from Credit Reserve. The impact on interest income will be realized over the remaining life of the assets. The remaining average contractual life of such assets is approximately 25 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

With $448.3 million of cash and cash equivalents and $433.8 million of unpledged Agency MBS at June 30, 2013, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  During the remainder of 2013 we intend to continue to selectively acquire Agency MBS and Non-Agency MBS. We believe that our Non-Agency assets will benefit going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 74% of face value at June 30, 2013.  We expect that the majority of our assets will remain in Agency MBS.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At June 30, 2013, our debt consisted of borrowings under repurchase agreements with 27 counterparties, securitized debt, payable for unsettled purchases and Senior Notes outstanding, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.1 times.  (See table on page 66 under Results of Operations that presents our quarterly leverage multiples since June 30, 2012.)

Recent Developments

As discussed below under “Tax Considerations - Status of 2012 tax return and impact on distribution of taxable income,” on August 1, 2013 our Board declared a special cash dividend of $0.28 per share payable on August 30, 2013 to stockholders of record on August 12, 2013.

Since June 30, 2013 the Company entered into new Swaps, which increased the aggregate notional amount of its Swaps at July 31, 2013 to $3.452 billion with a weighted average fixed-pay rate of 1.96% and an average maturity of 43 months. (See Note 16 to the accompanying consolidated financial statements, included under Item 1 of the Quarterly Report of Form 10-Q.)

Information About Our Assets

The tables below present certain information about our asset allocation at June 30, 2013:

ASSET ALLOCATION

GAAP Basis	Agency MBS		Non-Agency MBS		MBS Portfolio	Cash (1)	Other, net (2)		Total
(Dollars in Thousands)
Amortized Cost	$6,904,739		$4,627,954		$11,532,693	$451,302	$(7,778)		$11,976,217
Market Value	$6,937,911		$5,295,653		$12,233,564	$451,302	$(7,778)		$12,677,088
Less Payable for Unsettled Purchases	(15,043)		(12,545)		(27,588)	—	—		(27,588)
Less Repurchase Agreements	(6,080,964)		(2,828,319)		(8,909,283)	—	—		(8,909,283)
Less Securitized Debt	—		(443,748)		(443,748)	—	—		(443,748)
Less Senior Notes	—		—		—	—	(100,000)		(100,000)
Equity Allocated	$841,904		$2,011,041		$2,852,945	$451,302	$(107,778)		$3,196,469
Less Swaps at Market Value	—		—		—	—	(31,967)		(31,967)
Net Equity Allocated	$841,904		$2,011,041		$2,852,945	$451,302	$(139,745)		$3,164,502
Debt/Net Equity Ratio (3)	7.24	x	1.63	x				3.12	x

Non-GAAP Adjustments	Agency MBS	Non-Agency MBS (4)	MBS Portfolio	Cash (1)	Other, net (4)	Total
(Dollars in Thousands)
Amortized Cost	$—	$39,444	$39,444	$—	$(8,914)	$30,530
Market Value	$—	$43,651	$43,651	$—	$(8,914)	$34,737
Repurchase Agreements	—	370,721	370,721	—	—	370,721
Multi-year Collateralized Financing Arrangements	—	(405,458)	(405,458)	—	—	(405,458)
Equity Allocated	$—	$8,914	$8,914	$—	$(8,914)	$—
Less Swaps at Market Value	—	—	—	—	—	—
Net Equity Allocated	$—	$8,914	$8,914	$—	$(8,914)	$—

Non-GAAP Basis	Agency MBS		Non-Agency MBS (4)		MBS Portfolio	Cash (1)	Other, net (6)		Total
(Dollars in Thousands)
Amortized Cost	$6,904,739		$4,667,398		$11,572,137	$451,302	$(16,692)		$12,006,747
Market Value	$6,937,911		$5,339,304		$12,277,215	$451,302	$(16,692)		$12,711,825
Less Payable for Unsettled Purchases	(15,043)		(12,545)		(27,588)	—	—		(27,588)
Less Repurchase Agreements	(6,080,964)		(2,457,598)		(8,538,562)	—	—		(8,538,562)
Less Multi-year Collateralized Financing Arrangements	—		(405,458)		(405,458)	—	—		(405,458)
Less Securitized Debt	—		(443,748)		(443,748)	—	—		(443,748)
Less Senior Notes	—		—		—	—	(100,000)		(100,000)
Equity Allocated	$841,904		$2,019,955		$2,861,859	$451,302	$(116,692)		$3,196,469
Less Swaps at Market Value	—		—		—	—	(31,967)		(31,967)
Net Equity Allocated	$841,904		$2,019,955		$2,861,859	$451,302	$(148,659)		$3,164,502
Debt/Net Equity Ratio (5)	7.24	x	1.64	x				3.14	x

(1) Includes cash, cash equivalents and restricted cash.
(2) Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.

(3) For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $405.5 million and Senior Notes.
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
(5) For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases, multi-year collateralized financing arrangements of $405.5 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $405.5 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.
(6) Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $405.5 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2013:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$2,138,913	104.3%	102.7%	$2,197,126	15	3.06%	10.6%
HARP (4)	223,798	104.7	102.9	230,230	14	3.03	10.6
Other (Post June 2009) (5)	237,963	103.4	105.4	250,797	36	4.18	25.8
Other (Pre June 2009) (6)	1,579	104.9	106.0	1,674	49	4.50	43.1
Total 15-Year Fixed Rate	$2,602,253	104.2%	103.0%	$2,679,827	17	3.16%	12.1%

Hybrid:
Other (Post June 2009) (5)	$2,487,534	103.9%	103.8%	$2,583,098	26	3.21%	26.8%
Other (Pre June 2009) (6)	1,399,585	101.4	106.1	1,485,305	77	3.70	24.1
Total Hybrid	$3,887,119	103.0	104.7%	$4,068,403	45	3.39	25.8%
CMO/Other	$178,621	102.5	103.8%	$185,354	150	2.53	10.5%
Total Portfolio	$6,667,993	103.5%	104.0%	$6,933,584	36	3.27%	20.2%

(1)  Does not include principal payments receivable of $4.3 million at June 30, 2013.
(2)  Weighted average is based on MBS current face at June 30, 2013.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with loan-to-value ratio (or LTV) greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of June 30, 2013:

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,154,454	104.0%	100.7%	$1,162,448	6	3.04%	100%	3.3%
3.0%	514,879	105.9	103.1	530,645	12	3.49	100	8.6
3.5%	18,609	103.5	104.4	19,425	32	4.16	100	19.0
4.0%	766,538	103.3	105.7	810,404	32	4.40	82	23.6
4.5%	147,773	105.2	106.2	156,905	35	4.87	32	19.7
Total 15-Year Fixed Rate	$2,602,253	104.2%	103.0%	$2,679,827	17	3.64%	91%	12.1%

(1)  Does not include principal payments receivable of $4.3 million at June 30, 2013.
(2)  Weighted average is based on MBS current face at June 30, 2013.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTV greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of June 30, 2013:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$998,746	103.3%	105.5%	$1,053,360	3.42%	35	25	25%	28.0%
Agency 7/1	1,266,301	104.3	103.1	1,305,456	3.08	22	62	21	26.9
Agency 10/1	222,487	104.9	100.8	224,282	2.95	13	106	84	12.9
Total Hybrids Post June 2009	$2,487,534	103.9%	103.8%	$2,583,098	3.21%	26	51	28%	26.8%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$878,975	101.6%	106.1%	$932,927	2.63%	82	5	52%	14.4%
Coupon >= 4.5% (6)	520,610	101.2	106.1	552,378	5.51	69	23	78	39.5
Total Hybrids Pre June 2009	$1,399,585	101.4%	106.1%	$1,485,305	3.70%	77	12	62%	24.1%
Total Hybrids	$3,887,119	103.0%	104.7%	$4,068,403	3.39%	45	37	40%	25.8%

(1)  Does not include principal payments receivable of $4.3 million at June 30, 2013.
(2)  Weighted average is based on MBS current face at June 30, 2013.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at June 30, 2013.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In Thousands)
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$6,288,757		$6,509,560
Fair Value	5,295,653		5,382,165
Amortized Cost	4,627,954		4,758,300
Purchase Discount Designated as Credit Reserve and OTTI	(1,264,971)	(1)	(1,380,506)	(2)
Purchase Discount Designated as Accretable	(396,581)		(371,626)
Purchase Premiums	749		872
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$47,233		$52,277
Fair Value	43,651		47,828
Amortized Cost	39,444		43,817
Purchase Discount Designated as Credit Reserve	(5,523)		(6,051)
Purchase Discount Designated as Accretable	(2,266)		(2,409)
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,335,990		$6,561,837
Fair Value	5,339,304		5,429,993
Amortized Cost	4,667,398		4,802,117
Purchase Discount Designated as Credit Reserve and OTTI	(1,270,494)	(3)	(1,386,557)	(4)
Purchase Discount Designated as Accretable	(398,847)		(374,035)
Purchase Premiums	749		872

(1)  Includes discount designated as Credit Reserve of $1.219 billion and OTTI of $45.7 million.
(2)  Includes discount designated as Credit Reserve of $1.332 billion and OTTI of $48.7 million.
(3)  Includes discount designated as Credit Reserve of $1.225 billion and OTTI of $45.7 million.
(4)  Includes discount designated as Credit Reserve of $1.338 billion and OTTI of $48.7 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended June 30, 2013 and June 30, 2012 on both a GAAP and Non-GAAP basis:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,312,952)	$(381,913)	$(1,344,718)	$(264,182)
Accretion of discount	—	16,698	—	9,881
Realized credit losses	38,375	—	35,521	—
Purchases	(49,852)	18,425	(139,934)	(1,004)
Sales	4,689	4,978	—	—
Reclass discount for OTTI	—	—	182	(182)
Net impairment losses recognized in earnings	—	—	(280)	—
Unlinking of Linked Transactions	—	—	(83)	(1,090)
Transfers/release of credit reserve	54,769	(54,769)	8,560	(8,560)
Balance at the end of period	$(1,264,971)	$(396,581)	$(1,440,752)	$(265,137)

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(5,778)	$(2,293)	$(7,473)	$(6,587)
Accretion of discount	—	143	—	324
Realized credit losses	139	—	238	—
Unlinking of Linked Transactions	—	—	83	722
Transfers/release of credit reserve	116	(116)	—	—
Balance at the end of period	$(5,523)	$(2,266)	$(7,152)	$(5,541)

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,318,730)	$(384,206)	$(1,352,191)	$(270,769)
Accretion of discount	—	16,841	—	10,205
Realized credit losses	38,514	—	35,759	—
Purchases	(49,852)	18,425	(139,934)	(1,004)
Sales	4,689	4,978	—	—
Reclass discount for OTTI	—	—	182	(182)
Net impairment losses recognized in earnings	—	—	(280)	—
Unlinking of Linked Transactions	—	—	—	(368)
Transfers/release of credit reserve	54,885	(54,885)	8,560	(8,560)
Balance at the end of period	$(1,270,494)	$(398,847)	$(1,447,904)	$(270,678)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the six months ended June 30, 2013 and June 30, 2012 on both a GAAP and Non-GAAP basis:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	28,749	—	19,291
Realized credit losses	88,682	—	57,915	—
Purchases	(73,387)	29,654	(248,383)	(8,437)
Sales	10,972	5,910	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	(38,662)	(7,168)
Transfers/release of credit reserve	89,268	(89,268)	17,478	(17,478)
Balance at the end of period	$(1,264,971)	$(396,581)	$(1,440,752)	$(265,137)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(6,051)	$(2,409)	$(45,735)	$(6,206)
Accretion of discount	—	272	—	653
Realized credit losses	399	—	550	—
Unlinking of Linked Transactions	—	—	38,662	(617)
Transfers/release of credit reserve	129	(129)	(629)	629
Balance at the end of period	$(5,523)	$(2,266)	$(7,152)	$(5,541)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,386,557)	$(374,035)	$(1,274,501)	$(256,685)
Accretion of discount	—	29,021	—	19,944
Realized credit losses	89,081	—	58,465	—
Purchases	(73,387)	29,654	(248,383)	(8,437)
Sales	10,972	5,910	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	—	(7,785)
Transfers/release of credit reserve	89,397	(89,397)	16,849	(16,849)
Balance at the end of period	$(1,270,494)	$(398,847)	$(1,447,904)	$(270,678)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the three months ended June 30, 2013 and June 30, 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.71%	5.89%
Effective Yield Adjustment (2)	1.44	0.88
Net Yield	7.15%	6.77%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	5.00%	4.50%
Effective Yield Adjustment (2)	1.40	1.52
Net Yield	6.40%	6.02%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.70%	5.86%
Effective Yield Adjustment (2)	1.44	0.89
Net Yield	7.14%	6.75%

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

The information in the above tables, on pages 53-56, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 50, the obligation to return the $405 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 50 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our MBS at June 30, 2013 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$676	4.11%	$1,631	1.69%	$5,883,718	2.31%	$5,886,025	$5,620,499	2.31%
Freddie Mac	—	—	—	—	1,100,342	2.32	1,100,342	1,303,143	2.41
Ginnie Mae	—	—	—	—	14,393	1.67	14,393	14,269	1.67
Total Agency MBS	$676	4.11%	$1,631	1.69%	$6,998,453	2.31%	$7,000,760	$6,937,911	2.31%
Non-Agency MBS	$—	—	$14,513	6.56%	$4,647,974	6.97%	$4,662,487	$5,295,653	6.97%
Total MBS	$676	4.11%	$16,144	6.07%	$11,646,427	4.17%	$11,663,247	$12,233,564	4.17%

(1)  We did not have any MBS with contractual maturities of less than one year at June 30, 2013.

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

In addition, we use interest rate swaps to manage interest rate risk exposure in connection with our repurchase agreement financings. We will make cash payments or pledge securities as collateral as part of a margin arrangement in connection with interest rate swaps that are in an unrealized loss position. In the event that a counterparty for a swap that is not subject to central clearing were to default on its obligation, we would be exposed to a loss to a swap counterparty to the extent that the amount of cash or securities pledged exceeded the unrealized loss on the associated swaps and we were not able to recover the excess collateral.

During the past several years, certain of our repurchase agreement counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of central banks.

The table below summarizes our exposure to our counterparties at June 30, 2013, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Germany	1	$718,060		$(5,544)	$208,346	1.58%
Switzerland	4	1,471,625		—	954,363	7.23
France	1	438,625		—	24,695	0.19
Holland	1	269,996		2,881	23,775	0.18
United Kingdom	2	1,007,145		(15,315)	88,289	0.67
Total European	9	3,905,451		(17,978)	1,299,468	9.85%
Other Countries:
United States (3)	12	$4,158,368		$(13,989)	$733,602	5.56%
Japan	4	678,679		—	46,825	0.35
Other	3	700,034		—	157,304	1.19
Total Other	19	5,537,081		(13,989)	937,731	7.10%
Total	28	$9,442,532	(4)(5)	$(31,967)	$2,237,199	16.95%

(1)  Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.
(2)  Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.
(3) Includes one counterparty that is a central clearing house for our Swaps.
(4)  Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.
(5)  Includes $33.2 million of repurchase agreements which are a component of our Linked Transactions.

At June 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Status of 2012 tax return and impact on distribution of taxable income for 2012 and 2013

As previously disclosed, following a detailed review of tax calculations, we determined that our originally calculated taxable income for certain years did not fully include the impact of discount accretion and premium amortization for certain MBS within our portfolio. In addition, in prior periods the Company utilized a reconciliation process to compare its calculation of GAAP income to taxable income, which did not identify the underreporting of taxable income.  Consequently, during the first quarter of 2013 our Board declared a special cash dividend of $0.50 per share of common stock payable on April 10, 2013, to stockholders of record on March 18, 2013.  Approximately $120.0 million of this distribution was allocated to the previously undistributed REIT taxable income for 2010 and 2011, with the remainder available to satisfy a portion of 2012 taxable income undistributed to date.

We currently estimate that our REIT taxable income for the year ended December 31, 2012 REIT will be approximately $475 million. Our 2012 REIT taxable income will not be finalized until the timely filing of our 2012 tax return, which is expected to occur not later than September 16, 2013. Based on our current calculations, and following the payment of our second quarter regular dividend on July 31, 2013, 2012 REIT taxable income will be fully distributed. In addition, on August 1, 2013 we declared a special cash dividend of $100 million or $0.28 per share of common stock to shareholders of record as of August 12, 2013. After the special cash dividend, we will have distributed approximately $155 million in dividends in 2013 not allocated to prior years. We have until the filing of our 2013 tax return (due not later than September 15, 2014) to declare the distribution of any 2013 REIT taxable income not previously distributed.

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

The implementation of the Dodd-Frank Act requires numerous regulations, many of which (including those mentioned above regarding underwriting and mortgage originator compensation) have only recently been finalized and are not effective.  Several significant Dodd-Frank Act rulemakings (including the risk retention requirements) have yet to be finalized.  Thus, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations to be promulgated and made effective thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

Results of Operations

Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012

General

For the second quarter of 2013, we had net income available to common stock and participating securities of $67.3 million, or $0.19 per basic and diluted common share, compared to net income available to common stock and participating securities of $72.7 million, or $0.20 per basic and diluted common share, for the second quarter of 2012.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were primarily due to the write-off of issuance costs on the redemption of Series A Preferred Stock (see below), an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock in April 2013, as well as the lower unrealized net gains and net interest income from Linked Transactions for the second quarter of 2013. In addition, net interest income decreased slightly due to a decline in the interest rate spread of our Agency MBS portfolio partially offset by an increase in the interest rate spread of our Non-Agency MSB portfolio.

Issuance costs of redeemed preferred stock of $3.9 million for the quarter ended June 30, 2013 represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. The excess of the redemption value of the Series A Preferred Stock over its carrying value (i.e., offering costs) is included in the determination of net income available to common stock and participating securities and earnings per common share for the three months ended June 30, 2013. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

For the second quarter of 2013, our net interest income decreased by $650,000 to $82.2 million from $82.8 million for the second quarter of 2012.  This decrease primarily reflects the impact of lower yielding Agency MBS partially offset by higher yielding Non-Agency MBS and lower borrowing costs.  The net interest spread on our Agency MBS portfolio declined to 1.04% for the second quarter of 2013 compared to 1.32% for the second quarter of 2012. The net interest spread on our Non-Agency

MBS portfolio increased to 4.74% for the second quarter of 2013 compared to 4.45% for the second quarter of 2012. Our net interest spread and margin for the second quarter of 2013 were 2.38% and 2.73%, respectively, compared to a net interest spread and margin of 2.45% and 2.87%, respectively, for the second quarter of 2012.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2013 and 2012.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2013				2012
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,933,936		$38,037	2.19%	$6,728,914		$49,550	2.95%
Non-Agency MBS (1)	4,623,593		82,598	7.15	4,490,141		75,954	6.77
Total MBS	11,557,529		120,635	4.18	11,219,055		125,504	4.47
Cash and cash equivalents (2)	471,795		36	0.03	292,302		27	0.04
Total interest-earning assets	12,029,324		120,671	4.01	11,511,357		125,531	4.36
Total non-interest-earning assets	1,537,906				983,821
Total assets	$13,567,230				$12,495,178

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$6,253,417		$17,877	1.15	$6,071,711		$24,637	1.63
Non-Agency repurchase agreements (3)	2,588,601		15,520	2.40	1,889,786		11,615	2.47
Total repurchase agreements	8,842,018		33,397	1.51	7,961,497		36,252	1.83
Securitized debt	505,409		3,075	2.44	931,045		4,652	2.01
Senior Notes (4)	100,000		2,006	8.03	89,011		1,784	8.02
Total interest-bearing liabilities	9,447,427		38,478	1.63	8,981,553		42,688	1.91
Total non-interest-bearing liabilities	681,096				719,920
Total liabilities	10,128,523				9,701,473
Stockholders’ equity	3,438,707				2,793,705
Total liabilities and stockholders’ equity	$13,567,230				$12,495,178

Net interest income/ net interest rate spread (5)			$82,193	2.38%			$82,843	2.45%
Net interest-earning assets/ net interest margin (6)	$2,581,897			2.73%	$2,529,804			2.87%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.28	x

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

	Three Months Ended June 30, 2013
	Compared to
	Three Months Ended June 30, 2012
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$4,165	$(15,678)	$(11,513)
Non-Agency MBS	2,301	4,343	6,644
Cash and cash equivalents	23	(14)	9
Total net change in income from interest-earning assets	$6,489	$(11,349)	$(4,860)

Interest-bearing liabilities:
Agency repurchase agreements	$2,077	$(8,837)	$(6,760)
Non-Agency repurchase agreements	4,847	(942)	3,905
Securitized debt	(3,804)	2,227	(1,577)
Senior Notes (1)	220	2	222
Total net change in expense of interest-bearing liabilities	$3,340	$(7,550)	$(4,210)
Net change in net interest income	$3,149	$(3,799)	$(650)

(1)  We did not have any Senior Notes prior to April 11, 2012.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2013	2.38%	2.73%
March 31, 2013	2.32	2.69
December 31, 2012	2.32	2.69
September 30, 2012	2.22	2.61
June 30, 2012	2.45	2.87

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2013	2.19%	1.15%	1.04%	7.15%	2.41%	4.74%	4.18%	1.56%	2.62%
March 31, 2013	2.42	1.24	1.18	6.80	2.45	4.35	4.17	1.63	2.54
December 31, 2012	2.59	1.36	1.23	6.70	2.42	4.28	4.23	1.71	2.52
September 30, 2012	2.66	1.53	1.13	6.65	2.41	4.24	4.25	1.82	2.43
June 30, 2012	2.95	1.63	1.32	6.77	2.32	4.45	4.47	1.85	2.62

(1) Annualized interest income on MBS divided by average amortized cost of MBS.
(2) Annualized interest expense divided by average balance of repurchase agreements and securitized debt.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2013 decreased by $11.5 million, or 23.2% to $38.0 million from $49.6 million for the second quarter of 2012.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.19% for the second quarter of 2013 from 2.95% for the second quarter of 2012, partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $6.934 billion for the second quarter of 2013 from $6.729 billion for the second quarter of 2012.  During the second quarter of 2013, our Agency MBS portfolio experienced a 20.2% CPR and we recognized $16.4 million of net premium amortization compared to a CPR of 20.4% and $12.4 million of net premium amortization for the second quarter of 2012.  At the end of the second quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 54 basis points to 3.14% for the second quarter of 2013 from 3.68% for the second quarter of 2012.  At June 30, 2013, we had net purchase premiums on our Agency MBS of $232.4 million, or 3.5% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $6.6 million, or 8.7%, for the second quarter of 2013 to $82.6 million compared to $76.0 million for the second quarter of 2012, principally due to the increase in the amortized cost of and net yield on our Non-Agency MBS portfolio.  For the second quarter of 2013, the average amortized cost of our Non-Agency MBS increased by $133.5 million or 3.0%, to $4.624 billion, from $4.490 billion for the second quarter of 2012.  Our Non-Agency MBS portfolio yielded 7.15% for the second quarter of 2013 compared to 6.77% for the second quarter of 2012.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets at yields less than our overall portfolio yield.  During the second quarter of 2013, we recognized net purchase discount accretion of $16.6 million on our Non-Agency MBS, compared to $9.8 million for the second quarter of 2012.  At June 30, 2013, we had net purchase discounts of $1.661 billion, including Credit Reserve and previously recognized OTTI of $1.265 billion, on our Non-Agency MBS, or 26.4% of par value.  During the second quarter of 2013 we reallocated $54.8 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
Quarter Ended
June 30, 2013	3.14%	2.19%	20.19%	5.71%	7.15%	16.37%	4.17%	4.18%	18.53%
March 31, 2013	3.25	2.42	19.08	5.78	6.80	15.06	4.26	4.17	17.34
December 31, 2012	3.38	2.59	19.23	5.85	6.70	15.53	4.37	4.23	17.67
September 30, 2012	3.49	2.66	21.62	5.90	6.65	15.42	4.45	4.25	19.08
June 30, 2012	3.68	2.95	20.39	5.89	6.77	14.87	4.57	4.47	18.20

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, increased by $9,000, or 33.3% to $36,000 for the second quarter of 2013 from $27,000 for the 2012 period.  Our average cash investments were $471.8 million and yielded 0.03% for the second quarter of 2013 compared to average cash investments of $292.3 million that yielded 0.04% for the second quarter of 2012.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Interest Expense

Our interest expense for the second quarter of 2013 decreased by $4.2 million, or 9.9% to $38.5 million, from $42.7 million for the second quarter of 2012.  This decrease primarily reflects the lower effective interest rate paid on borrowings to finance Agency MBS and a decrease in the average balance of securitized debt which was partially offset by an increase in our average borrowings to finance Non-Agency MBS.

At June 30, 2013, we had repurchase agreement borrowings of $8.909 billion and securitized debt of $443.7 million, of which $2.687 billion was hedged with Swaps.  At June 30, 2013, our Swaps had a weighted average fixed-pay rate of 2.10% and extended 27 months on average with a maximum remaining term of approximately 85 months.

The following table presents information about our securitized debt at June 30, 2013:

	At June 30, 2013
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$172,930	1.19%
30 Day LIBOR + 125 basis points	152,273	1.44
Fixed Rate	118,545	2.85
Total	$443,748	1.72%

The effective interest rate paid on our borrowings decreased to 1.63% for the quarter ended June 30, 2013 from 1.91% for the quarter ended June 30, 2012.  This decrease reflects the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost financing associated with our Non-Agency MBS portfolio.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $12.0 million or 51 basis points, for the quarter ended June 30, 2013, compared to interest expense of $19.3 million, or 86 basis points, for the second quarter of 2012.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.12% for the quarter ended June 30, 2013 from 2.70% for the quarter ended June 30,

2012.  The weighted average variable interest rate received on our Swaps decreased to 0.20% for the quarter ended June 30, 2013 from 0.28% for the quarter ended June 30, 2012.  During the quarter ended June 30, 2013, we entered into eight new Swaps with an aggregate notional amount of $701.0 million, a weighted average fixed-pay rate of 1.24% with initial maturities ranging from two months to seven years, and had Swaps with an aggregate notional amount of $527.3 million and a weighted average fixed-pay rate of 1.63% amortize and/or expire.

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

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP Leverage Multiple (1)		Non-GAAP Leverage Multiple (2)
At the Period Ended
June 30, 2013	3.1		3.1
March 31, 2013	3.1	(3)	3.1
December 31, 2012	3.0	(4)	3.0
September 30, 2012	3.2	(4)	3.2
June 30, 2012	3.6		3.6

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.
(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $33.2 million, $34.1 million, $35.3 million, $36.4 million and $51.2 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)
(3)  The increase compared to the prior quarter primarily reflects a higher use of financing structures during the quarter.
(4)  The decrease compared to the prior quarter primarily reflects an increase in the market value of our Non-Agency MBS.

OTTI

During the second quarter of 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS compared to $280,000 against our Non-Agency MBS during the second quarter of 2012.  The impairment charges during the second quarter of 2012 reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.  At June 30, 2013, we had 317 Agency MBS with a gross unrealized loss of $80.9 million and 57 Non-Agency MBS with a gross unrealized loss of $8.4 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2013 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the second quarter of 2013, other income, net increased by $3.6 million to $4.1 million, from $569,000 for the second quarter of 2012.  The 2013 income primarily reflects $4.4 million of net gains realized on the sale of certain Non-Agency MBS, which was partially offset by unrealized net losses of $295,000 on our Linked Transactions.  During the three months ended June 30, 2013, we sold Non-Agency MBS for $9.9 million, realizing gross gains of $4.4 million. The unrealized net losses and net interest income from Linked Transactions of $295,000 for the three months ended June 30, 2013 included interest income of $654,000 on the underlying Non-Agency MBS, interest expense of $137,000 on the borrowings under repurchase agreements and a decline of $812,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $568,000 for the three months ended June 30, 2012 included interest income of $1.3 million on the underlying Non-Agency MBS, interest expense of $293,000 on borrowings under repurchase agreements and a decline of $425,000 in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

For the second quarter of 2013, we had compensation and benefits and other general and administrative expense of $8.8 million, or 1.03% of average equity, compared to $8.4 million, or 1.20% of average equity, for the second quarter of 2012.  Our other general and administrative expenses increased by $351,000 to $3.6 million for the quarter ended June 30, 2013 compared to $3.2 million for the quarter ended June 30, 2012.  The increase was primarily comprised of increases in professional services, including auditing and legal fees, recruitment costs and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.

In addition, an excise tax and interest accrual of $2.0 million was recorded during the quarter ended of June 30, 2013, reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and additional accrual of interest with respect to prior years undistributed taxable income.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
June 30, 2013	2.10%	8.29%	25.35%	1.16%		$8.19
March 31, 2013	2.20	8.92	24.63	1.05	(6)	8.84
December 31, 2012	1.96	8.12	24.16	1.06		8.99
September 30, 2012	2.26	10.14	22.32	0.99		8.80
June 30, 2012	2.33	10.41	22.36	1.13		7.45

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

Six Month Period Ended June 30, 2013 Compared to the Six Month Period Ended June 30, 2012

General

For the six months ended June 30, 2013, we had net income available to common stock and participating securities of $142.6 million, or $0.39 per basic and diluted common share, compared to net income available to common stock and participating securities of $155.4 million, or $0.43 per basic and diluted common share, for the six months ended June 30, 2012.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were primarily due to the write-off of issuance costs on the redemption of Series A Preferred Stock (see below), an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock in April 2013, as well as the lower unrealized net gains and net interest income from Linked Transactions for the first six months of 2013. In addition, net interest income decreased slightly due to a decline in the interest rate spread of our Agency MBS portfolio partially offset by an increase in the interest rate spread of our Non-Agency MSB portfolio.

Issuance costs of redeemed preferred stock of $3.9 million for the six months ended June 30, 2013 represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. The excess of the redemption value of the Series A Preferred Stock over its carrying value (i.e., offering costs) is included in the determination of net income available to common stock and participating securities and earnings per common share for the six months ended June 30, 2013. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Net Interest Income

For the six months ended June 30, 2013, our net interest income decreased by $1.5 million to $164.8 million from $166.2 million for the six months ended June 30, 2012.  This decrease primarily reflects the impact of lower yielding Agency MBS partially offset by higher yielding Non-Agency MBS and lower borrowing costs.  The net interest spread on our Agency MBS portfolio declined to 1.12% for the first six months of 2013 compared to 1.38% for the first six months of 2012. The net interest spread on our Non-Agency MBS portfolio declined to 4.54% for the first six months of 2013 compared to 4.60% for the first six months of 2012. Our net interest spread and margin for the first six months of 2013 were 2.35% and 2.71%, respectively, compared to a net interest spread and margin of 2.50% and 2.91%, respectively, for the first six months of 2012.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2013 and 2012.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2013				2012
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$7,000,760		$80,824	2.31%	$6,753,734		$102,850	3.05%
Non-Agency MBS (1)	4,662,487		162,513	6.97	4,265,559		146,158	6.85
Total MBS	11,663,247		243,337	4.17	11,019,293		249,008	4.52
Cash and cash equivalents (2)	454,107		72	0.03	358,497		46	0.05
Total interest-earning assets	12,117,354		243,409	4.02	11,377,790		249,054	4.38
Total non-interest-earning assets	1,521,156				928,171
Total assets	$13,638,510				$12,305,961

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$6,333,137		$37,517	1.19	$6,063,292		$50,360	1.67
Non-Agency repurchase agreements (3)	2,524,710		30,555	2.44	1,803,457		21,962	2.45
Total repurchase agreements	8,857,847		68,072	1.55	7,866,749		72,322	1.85
Securitized debt	555,854		6,551	2.38	940,456		8,709	1.86
Senior Notes (4)	100,000		4,013	8.09	44,505		1,784	8.02
Total interest-bearing liabilities	9,513,701		78,636	1.67	8,851,710		82,815	1.88
Total non-interest-bearing liabilities	716,570				720,092
Total liabilities	10,230,271				9,571,802
Stockholders’ equity	3,408,239				2,734,159
Total liabilities and stockholders’ equity	$13,638,510				$12,305,961

Net interest income/ net interest rate spread (5)			$164,773	2.35%			$166,239	2.50%
Net interest-earning assets/ net interest margin (6)	$2,603,653			2.71%	$2,526,080			2.91%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.29	x

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

	Six Months Ended June 30, 2013
	Compared to
	Six Months Ended June 30, 2012
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$3,638	$(25,664)	$(22,026)
Non-Agency MBS	13,818	2,537	16,355
Cash and cash equivalents	39	(13)	26
Total net change in income from interest-earning assets	$17,495	$(23,140)	$(5,645)

Interest-bearing liabilities:
Agency repurchase agreements	$2,180	$(15,023)	$(12,843)
Non-Agency repurchase agreements	8,685	(92)	8,593
Securitized debt	(4,186)	2,028	(2,158)
Senior Notes (1)	2,213	16	2,229
Total net change in expense of interest-bearing liabilities	$8,892	$(13,071)	$(4,179)
Net change in net interest income	$8,603	$(10,069)	$(1,466)

(1)  We did not have any Senior Notes prior to April 11, 2012.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2013	2.31%	1.19%	1.12%	6.97%	2.43%	4.54%	4.17%	1.60%	2.57%
June 30, 2012	3.05	1.67	1.38	6.85	2.25	4.60	4.52	1.85	2.67

(1) Annualized interest income on MBS divided by average amortized cost of MBS.
(2) Annualized interest expense divided by average balance of repurchase agreements and securitized debt.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the six months of 2013 decreased by $22.0 million, or 21.4% to $80.8 million from $102.9 million for the first six months of 2012.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.31% for the first six months of 2013 from 3.05% for the first six months of 2012, partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $7.001 billion for the first six months of 2013 from $6.754 billion for the first six months of 2012.  During the first six months of 2013, our Agency MBS portfolio experienced a 19.6% CPR and we recognized $31.2 million of net premium amortization compared to a CPR of 19.1% and $23.1 million of net premium amortization for the first six months of 2012.  At the end of the second quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 53 basis points to 3.20% for the first six months of 2013 from 3.73% for the first six months of 2012.  At June 30, 2013, we had net purchase premiums on our Agency MBS of $232.4 million, or 3.5% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased by $16.4 million, or 11.2%, for the first six months of 2013 to $162.5 million compared to $146.2 million for the first six months of 2012, principally due to the increase in the amortized cost of our Non-Agency MBS portfolio.  For the first six months of 2013, the average amortized cost of our Non-Agency MBS increased by $396.9 million or 9.3%, to $4.662 billion, from $4.266 billion for the first six months of 2012.  Our Non-Agency MBS portfolio yielded 6.97% for the first six months of 2013 compared to 6.85% for the first six months of 2012.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first six months of 2013, we recognized net purchase discount accretion of $28.6 million on our Non-Agency MBS, compared to $19.2 million for the first six months of 2012.  At June 30, 2013, we had net purchase discounts of $1.661 billion, including Credit Reserve and previously recognized OTTI of $1.265 billion, on our Non-Agency MBS, or 26.4% of par value.  During the first six months of 2013 we reallocated $89.3 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Six Months Ended	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR
June 30, 2013	3.20%	2.31%	19.63%	5.74%	6.97%	15.71%	4.22%	4.17%	17.93%
June 30, 2012	3.73	3.05	19.14	5.95	6.85	14.44	4.59	4.52	17.31

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, increased by $26,000, or 56.5% to $72,000 for the first six months of 2013 from $46,000 for the 2012 period.  Our average cash investments were $454.1 million and yielded 0.03% for the first six months of 2013 compared to average cash investments of $358.5 million that yielded 0.05% for the first six months of 2012.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Interest Expense

Our interest expense for the first six months of 2013 decreased by $4.2 million, or 5.0% to $78.6 million, from $82.8 million for the first six months of 2012.  This decrease primarily reflects the lower effective interest rate paid on borrowings to finance Agency MBS which was partially offset by the increase in our average borrowings to finance Non-Agency MBS.

At June 30, 2013, we had repurchase agreement borrowings of $8.909 billion and securitized debt of $443.7 million, of which $2.687 billion was hedged with Swaps.  At June 30, 2013, our Swaps had a weighted average fixed-pay rate of 2.10% and extended 27 months on average with a maximum remaining term of approximately 85 months.

The effective interest rate paid on our borrowings decreased to 1.67% for the six months ended June 30, 2013 from 1.88% for the six months ended June 30, 2012.  This decrease reflects the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost financing associated with our Non-Agency MBS.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $25.0 million, or 53 basis points, for the six months ended

June 30, 2013, compared to interest expense of $40.1 million, or 91 basis points, for the first six months of 2012.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  As these Swaps continue to amortize and/or expire, the Swap component of our borrowing costs is expected to continue to decrease.  The weighted average fixed-pay rate on our Swaps decreased to 2.22% for the first six months of 2013 from 2.74% for the first six months of 2012.  The weighted average variable interest rate received on our Swaps decreased to 0.20% for the first six months of 2013 from 0.29% for the first six months of 2012.  During the first six months ended June 30, 2013, we entered into nine new Swaps with an aggregate notional amount of $751.0 million, a weighted average fixed-pay rate of 1.21% with initial maturities ranging from two months to seven years, and had Swaps with an aggregate notional amount of $583.3 million and a weighted average fixed-pay rate of 1.85% amortize and/or expire.

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

OTTI

During the first six months of 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS compared to $1.2 million against our Non-Agency MBS during the first six months of 2012.  The impairment charges during the first six months of 2012 reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.

Other Income, net

For the first six months of 2013, other income, net decreased by $3.9 million or 34.5%, to $7.3 million, from $11.2 million for the first six months of 2012.  The 2013 income primarily reflects $6.0 million of net gains realized on the sale of certain Non-Agency MBS and U.S. Treasury securities, and unrealized net gains and net interest income of $1.2 million on our Linked Transactions.  During the six months ended June 30, 2013, we sold Non-Agency MBS for $16.0 million, realizing gross gains of $6.0 million and sold U.S. Treasury securities for $200.1 million, realizing gross losses of approximately $27,000.  For the six months ended June 30, 2012, we sold certain Agency MBS for $71.1 million, realizing gross gains of $3.0 million.  The unrealized net gains and net interest income on Linked Transactions of $1.2 million for the six months ended June 30, 2013 included interest income of $1.3 million on the underlying Non-Agency MBS, interest expense of $277,000 on the borrowings under repurchase agreements and an increase of $196,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $8.3 million for the six months ended June 30, 2012 included interest income of $3.6 million on the underlying Non-Agency MBS, interest expense of $797,000 on borrowings under repurchase agreements and an increase of $5.5 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

During the first six months of 2013, we had compensation and benefits and other general and administrative expense of $17.3 million, or 1.02% of average equity, compared to $16.8 million, or 1.23% of average equity, for the first six months of 2012.  Our other general and administrative expenses increased by $728,000 to $6.7 million for the first six months of 2013 compared to $6.0 million for the first six months of 2012.  The increase was primarily comprised of increases in professional services, including auditing and legal fees, recruitment costs and the cost of data and analytical systems, which primarily reflects expenses to expand our investment analytic capability, associated primarily with our investments in Non-Agency MBS, and data system upgrades.
In addition, an excise tax and interest accrual of $2.0 million was recorded during the six months ended June 30, 2013, reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and additional accrual of interest with respect to prior years undistributed taxable income.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Book Value per Share of Common Stock (5)
June 30, 2013	2.09%	8.37%	24.99%	1.13%	$8.19
June 30, 2012	2.53	11.37	22.22	1.09	7.45

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2013, we had 3.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2013, we issued 4,499,140 shares of common stock through our DRSPP, raising net proceeds of $40.6 million.

On April 15, 2013, we completed the issuance of 8.0 million shares of our Series B Preferred Stock, liquidation preference $25.00 per share, in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. We used a portion of the net proceeds to redeem all of our outstanding Series A Preferred Stock (as discussed below), and intend to use the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with our investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.

On May 16, 2013, we redeemed all 3,840,000 outstanding shares of our Series A Preferred Stock, at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the redemption date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2013 and December 31, 2012:

	Weighted Average Haircut
At June 30, 2013		Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	6.00%
Non-Agency MBS	30.19	10.00	63.00
U.S. Treasury securities	0.89	0.60	1.40

	Weighted Average Haircut
At December 31, 2012		Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.80%	3.00%	7.00%
Non-Agency MBS	30.49	10.00	63.00
U.S. Treasury securities	1.74	1.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2012.

During the first six months of 2013, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At June 30, 2013, we had a total of $10.796 billion of MBS and U.S. Treasury securities and $3.0 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2013, we had a Cushion of $961.1 million available to meet potential margin calls, comprised of cash and cash equivalents of $448.3 million, unpledged Agency MBS of $433.8 million, and excess Agency MBS collateral of $79.0 million.  In addition, at June 30, 2013, we had unpledged Non-Agency MBS with a fair value of $133.2 million and Non-Agency MBS with a fair value of $235.9 million pledged in excess of contractual requirements.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2013	$8,842,018	$8,909,283	$8,909,283	$505,409	$443,748	$508,893
March 31, 2013	8,873,852	8,902,827	8,956,951	606,858	542,014	609,707
December 31, 2012	8,841,994	8,752,472	8,966,468	712,259	646,816	718,326
September 30, 2012	8,741,020	8,832,326	8,832,326	819,361	749,471	821,256
June 30, 2012	7,961,497	8,368,407	8,368,407	931,045	861,255	935,051

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Six Months Ended June 30, 2013

Our cash and cash equivalents increased by $47.0 million during the six months ended June 30, 2013, reflecting:  $447.7 million provided by our investing activities, primarily from payments on MBS; $141.2 million provided by our operating activities; and $542.0 million used in our financing activities.

At June 30, 2013, our debt-to-equity multiple was 3.1x compared to 3.0x at December 31, 2012.  At June 30, 2013, we had borrowings under repurchase agreements of $8.909 billion with 27 counterparties, of which $6.081 billion was secured by Agency MBS, $2.424 billion was secured by Non-Agency MBS and $404.0 million was secured by U.S. Treasuries.  In addition, at such date, we had $33.2 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2012, we had borrowings under repurchase agreements of $8.752 billion with 26 counterparties and had borrowings under repurchase agreements of $35.3 million that were a component of our Linked Transactions.

At June 30, 2013, we had aggregate securitized debt of $443.7 million, resulting from our resecuritization transactions.  During the six months ended June 30, 2013, we used cash of $203.1 million to make principal payments on our securitized debt, which had a weighted average expected remaining term of 0.95 years at June 30, 2013.

 During the six months ended June 30, 2013, we issued 8.0 million shares of our Series B Preferred Stock in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and estimated offering expenses. A portion of such net proceeds were used during the six months ended June 30, 2013, to redeem all 3,840,000 outstanding shares of our Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the redemption date. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

During the six months ended June 30, 2013 we received $447.7 million through our investing activities.  During this period, we received cash of $1.483 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.024 billion was attributable to Agency MBS and $459.7 million was from Non-Agency MBS.  During the six months ended June 30, 2013, we purchased $953.6 million of Agency MBS and $298.1 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the six months ended June 30, 2013 we sold certain of our Non-Agency MBS and U.S. Treasury securities for $216.1 million, realizing net gains of $6.0 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2013	$421,744	$2	$421,746	$294,067	$(127,679)
March 31, 2013	631,265	—	631,265	575,083	(56,182)
December 31, 2012	365,286	—	365,286	350,589	(14,697)
September 30, 2012	429,201	—	429,201	461,123	31,922
June 30, 2012	334,536	800	335,336	318,723	(16,613)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants to date.

During the six months ended June 30, 2013, we paid $331.7 million for cash dividends on our common stock and DERs which included a special cash dividend paid on April 10, 2013 of $0.50 per share of common stock, or $179.9 million, including DERs of approximately $641,000.  In addition, during the six months ended June 30, 2013, we paid cash dividends of $6.3 million on our preferred stock. On June 28, 2013, we declared our second quarter 2013 dividend on our common stock of $0.22 per share; on July 31, 2013, we paid this dividend which totaled $80.0 million, including DERs of approximately $290,000.  On August 1, 2013 we declared a special cash dividend of $0.28 per share of common stock. The dividend will be paid on August 30, 2013 to stockholders of record on August 12, 2013.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 66 for information about our leverage multiple and Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to interest rates, liquidity, prepayment speeds, market value and the credit quality of our assets while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock.  While we do not seek to avoid risk, we seek, consistent with our investment policies, to:  assume risk that can be quantified based on management’s judgment and experience and actively manage such risk; earn sufficient returns to justify the taking of such risks; and maintain capital levels consistent with the risks that we undertake.

Interest Rate Risk

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps. We are exposed to interest rate risk on our assets, both Agency and Non-Agency MBS, and our liabilities, repurchase agreements and securitized debt. Changes in interest rates can affect our net interest income and the fair value of our assets and liabilities.
We finance the majority of our investments in Agency and Non-Agency MBS with short-term repurchase agreements. In general, the borrowing cost of our repurchase agreements changes more quickly, including the impact of Swaps, than the yield on our assets when interest rates change. In a rising interest rate environment the borrowing cost of our repurchase agreements may increase faster than the interest income on our assets, lowering our net income. In order to mitigate compression in net income based on such interest rate movements, we use Swaps and other hedging instruments to lock in a portion of the net interest spread between assets and liabilities.
The fair value of our MBS assets could change at a different rate than the fair value of our liabilities when interest rates change. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities and in order to reduce this exposure we use Swaps and other hedging instruments to reduce the gap in duration between our assets and liabilities.
In calculating the duration of our Agency MBS we take into account the characteristics of the underlying mortgage loans including whether the underlying loans are fixed rate, adjustable or hybrid; coupon, expected prepayment rates and lifetime and periodic caps. We use third-party financial models, combined with management's assumptions and observed empirical data when estimating the duration of our Agency MBS.
Over the past few years, as the expected yields on Non-Agency MBS were significantly greater than expected yields on non-credit sensitive assets, changes in Non-Agency MBS prices were generally not highly correlated to changes in market interest rates. We believe that this low sensitivity to increases in interest rates was due to the fact that periods of rising interest rates had been generally accompanied by an improvement in economic expectations and therefore, more positive scenarios for Non-Agency MBS. Also, wide risk premiums for Non-Agency MBS meant that spreads could tighten to allow Non-Agency MBS to retain value despite increases in interest rates.
Non-Agency prices have trended up during 2012 and through May of 2013. As with other financial assets, this has been driven by very accommodative Federal Reserve monetary policy. It has also been driven by strong mortgage credit fundamentals with increasing home prices, declining defaults, stable severities and higher voluntary prepayment rates.
With increased uncertainty about future Federal Reserve actions since May 2013, Non-Agency MBS prices have become more volatile and credit spreads have widened. We believe that our Non-Agency MBS have become more interest rate sensitive and now exhibit positive duration. In analyzing the interest rate sensitivity of our Non-Agency MBS we take into account the characteristics of the underlying mortgage loans including credit quality and whether the underlying loans are fixed-rate, adjustable or hybrid. We estimate the duration of our Non-Agency MBS using management's assumptions.
We use Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our repurchase agreement financings, which rates are typically highly correlated with LIBOR. While our derivatives do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that are hedged.

 At June 30, 2013, MFA’s $12.277 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS			Total
	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)
(Dollars in Thousands)

Time to Reset:
< 2 years (3)	$2,191,620	11	23.4%	$3,049,255	3	15.6%	$5,240,875	6	18.8%
2-5 years	953,910	39	31.4	602,501	38	17.4	1,556,411	39	26.4
> 5 years	1,112,554	72	21.9	—	—	—	1,112,554	72	21.9
ARM-MBS Total	$4,258,084	33	25.1%	$3,651,756	9	15.9%	$7,909,840	22	20.9%
15-year fixed (4)	$2,679,827		12.1%	$14,483		20.1%	$2,694,310		12.2%
30-year fixed (4)	—		—	1,667,125		17.4	1,667,125		17.4
40-year fixed (4)	—		—	5,940		11.4	5,940		11.4
Fixed-Rate Total	$2,679,827		12.1%	$1,687,548		17.4%	$4,367,375		14.2%
MBS Total	$6,937,911		20.2%	$5,339,304		16.4%	$12,277,215		18.5%

(1)  Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(2) Average CPR weighted by positions as of the beginning of each month in the quarter.
(3) Includes floating rate MBS that may be collateralized by fixed-rate mortgages.
(4)  Information presented based on data available at time of loan origination.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at June 30, 2013.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at June 30, 2013.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value	Estimated Change in Fair Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,423,988	$26,703	$12,450,691	$(242,839)	(5.92)%	(1.91)%
+ 50 Basis Point Increase	$12,579,684	$(2,632)	$12,577,052	$(116,478)	(2.62)%	(0.92)%
Actual at June 30, 2013	$12,725,497	$(31,967)	$12,693,530	$—	—	—
- 50 Basis Point Decrease	$12,861,429	$(61,302)	$12,800,127	$106,597	(1.01)%	0.84%
-100 Basis Point Decrease	$12,987,479	$(90,637)	$12,896,842	$203,312	(6.85)%	1.60%

(1)  Such assets include MBS, including linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheet, and cash and cash equivalents. Such linked MBS may not be linked in future periods.
(2)  Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2013.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-

looking statements within the meaning of Section 27A of the 1933 Act, as amended and Section 21E of the 1934 Act, as amended.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at June 30, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At June 30, 2013, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 1.67 which is the weighted average of 2.76 for our Agency MBS, (2.21) for our derivative hedging instruments, 1.51 for our Non-Agency MBS and zero for our cash and cash equivalents, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.30), which is the weighted average of (0.55) for our Agency MBS, zero for our derivative hedging instruments, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of stockholders’ equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At June 30, 2013, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At June 30, 2013, our Non-Agency MBS had a fair value of $5.296 billion and an amortized cost of $4.628 billion, comprised of gross unrealized gains of $676.1 million and gross unrealized losses of $8.4 million.  At June 30, 2013, our Linked Transactions included MBS with a fair value of $43.7 million, including net unrealized gains of $4.2 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at June 30, 2013.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of June 30, 2013:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	107	94	109	15	41	54	420
MBS current face	$2,047,026	$1,355,601	$1,447,779	$194,955	$633,303	$657,326	$6,335,990
Total purchase discounts, net	$(519,720)	$(390,454)	$(286,924)	$(77,441)	$(233,940)	$(160,113)	$(1,668,592)
Purchase discount designated as Credit Reserve and OTTI (3)	$(431,028)	$(265,022)	$(162,148)	$(57,076)	$(232,565)	$(122,655)	$(1,270,494)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.1%	19.6%	11.2%	29.3%	36.7%	18.7%	20.1%
MBS amortized cost	$1,527,306	$965,147	$1,160,855	$117,514	$399,363	$497,213	$4,667,398
MBS fair value	$1,725,343	$1,125,342	$1,286,577	$149,533	$477,233	$575,276	$5,339,304
Weighted average fair value to current face	84.3%	83.0%	88.9%	76.7%	75.4%	87.5%	84.3%
Weighted average coupon (4)	4.66%	4.12%	3.47%	3.96%	4.71%	4.33%	4.22%
Weighted average loan age (months) (4)(5)	75	84	98	77	85	99	86
Weighted average current loan size (4)(5)	$537	$522	$345	$476	$277	$290	$436
Percentage amortizing (6)	37%	47%	62%	41%	59%	70%	51%
Weighted average FICO score at origination (4)(7)	734	730	727	703	705	706	725
Owner-occupied loans	89.0%	89.7%	86.1%	84.9%	83.7%	84.2%	87.3%
Rate-term refinancings	26.9%	19.0%	15.6%	19.3%	15.9%	14.0%	19.9%
Cash-out refinancings	33.2%	33.4%	26.0%	43.4%	41.0%	37.1%	33.1%
3 Month CPR (5)	18.4%	16.8%	14.9%	16.8%	14.4%	14.8%	16.4%
3 Month CRR (5)(8)	13.8%	11.3%	10.4%	10.3%	8.3%	9.8%	11.4%
3 Month CDR (5)(8)	5.4%	6.2%	4.3%	7.1%	6.6%	5.4%	5.5%
3 Month loss severity	46.9%	43.4%	47.0%	64.9%	60.6%	51.0%	48.8%
60+ days delinquent (7)	18.6%	16.6%	14.1%	25.7%	27.6%	18.6%	18.3%
Percentage of always current borrowers (Lifetime) (9)	50.5%	49.4%	54.8%	36.2%	33.9%	41.8%	48.2%
Percentage of always current borrowers (12M) (10)	70.3%	71.3%	75.1%	61.1%	58.3%	65.4%	69.6%
Weighted average credit enhancement (7)(11)	0.6%	1.6%	5.8%	0.7%	1.0%	6.9%	2.7%

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
(4)     Weighted average is based on MBS current face at June 30, 2013.
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
(11)  Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of June 30, 2013, a total of 225 Non-Agency MBS in our portfolio representing approximately $3.711 billion or 59% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at June 30, 2013:

Property Location	Percent
Southern California	27.6%
Northern California	17.2%
Florida	8.1%
New York	5.4%
Virginia	3.8%
New Jersey	3.2%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At June 30, 2013, we had a Cushion of $961.1 million available to meet potential margin calls, comprised of cash and cash equivalents of $448.3 million, unpledged Agency MBS of $433.8 million and Agency MBS with a fair value of $79.0 million pledged in excess of contractual requirements.  In addition, at June 30, 2013, we had unpledged Non-Agency MBS with a fair value of $133.2 million and Non-Agency MBS with a fair value of $235.9 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2013, of the design and operation of the Company’s disclosure controls and procedures.  As discussed below, under the caption “Changes in Internal Control Over Financial Reporting,” the Company determined that at December 31, 2012, control deficiencies existed in the Company’s process to calculate taxable income for MBS, which in the aggregate rose to the level of a material weakness in internal control over financial reporting.  The Company’s efforts to remediate the identified material weakness are ongoing.  Consequently, based on its evaluation, and after consideration of the status of its efforts to remediate control deficiencies that resulted in the previously identified material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

The Company believes that these measures will remediate the material weakness discussed above (as well as address the ineffectiveness of the Company’s disclosure controls and procedures).  However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.  As such efforts remain in process at June 30, 2013, management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, has not changed as of June 30, 2013.

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

The Company engaged in no share repurchase activity during the second quarter of 2013 pursuant to the Repurchase program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
April 1-30, 2013:
Repurchase Program	(2)	—	$—	—	2,759,709
Employee Transactions	(3)	—	—	N/A	N/A
May 1-31, 2013:
Repurchase Program	(2)	—	—	—	2,759,709
Employee Transactions	(3)	18,010	9.33	N/A	N/A
June 1-30, 2013:
Repurchase Program	(2)	—	—	—	2,759,709
Employee Transactions	(3)	14,659	8.45	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	2,759,709
Total Employee Transactions	(3)	32,669	$8.93	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of June 30, 2013, the Company had repurchased an aggregate of 1,240,291 shares under the Repurchase Program.
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

Date: August 1, 2013	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
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