Form 10-Q
period 2013-09-30
MFA FINANCIAL, INC.
filed 2013-11-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

366,212,669 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 29, 2013.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,282,729 and $6,747,299 pledged as collateral, respectively)	$6,697,689	$7,225,460
Non-Agency MBS, at fair value ($1,837,996 and $1,602,953 pledged as collateral, respectively)	2,632,659	2,762,006
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,340,719	2,620,159
Securities obtained and pledged as collateral, at fair value	252,796	408,833
Cash and cash equivalents	503,852	401,293
Restricted cash	59,275	5,016
Interest receivable	37,804	44,033
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	23,940	12,704
Other derivative instruments, at fair value	4,629	203
Goodwill	7,189	7,189
Prepaid and other assets	38,002	30,654
Total Assets	$12,598,554	$13,517,550

Liabilities:
Repurchase agreements	$8,568,171	$8,752,472
Securitized debt (2)	419,693	646,816
Obligation to return securities obtained as collateral, at fair value	252,796	508,827
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	13,601	16,104
Other derivative instruments, at fair value	65,253	63,034
Dividends and dividend equivalents rights (“DERs”) payable	81,171	72,222
Payable for unsettled purchases	—	33,479
Excise tax and interest payable	6,208	7,500
Accrued expenses and other liabilities	18,136	6,090
Total Liabilities	$9,525,029	$10,206,544

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 8.50% Series A cumulative redeemable 5,000 shares authorized; 0 and 3,840 shares issued and outstanding, respectively ($0 and $96,000 aggregate liquidation preference, respectively)	$—	$38
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable 8,050 and 0 shares authorized; 8,000 and 0 shares issued and outstanding, respectively ($200,000 and $0 aggregate liquidation preference, respectively)	80	—
Common stock, $.01 par value; 886,950 and 895,000 shares authorized; 365,833 and 357,546 shares issued and outstanding, respectively	3,658	3,575
Additional paid-in capital, in excess of par	2,977,190	2,805,724
Accumulated deficit	(573,065)	(260,308)
Accumulated other comprehensive income	665,662	761,977
Total Stockholders’ Equity	$3,073,525	$3,311,006
Total Liabilities and Stockholders’ Equity	$12,598,554	$13,517,550

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

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2013		2012	2013		2012
Interest Income:
Agency MBS	$36,158		$47,198	$116,982		$150,048
Non-Agency MBS	43,131		37,087	128,175		95,555
Non-Agency MBS transferred to consolidated VIEs	39,172		40,812	116,641		128,502
Cash and cash equivalent investments	21		38	93		84
Interest Income	$118,482		$125,135	$361,891		$374,189

Interest Expense:
Repurchase agreements	$37,113		$39,317	$105,185		$111,639
Securitized debt	2,830		4,477	9,381		13,186
Senior Notes	2,007		2,007	6,020		3,791
Total Interest Expense	$41,950		$45,801	$120,586		$128,616

Net Interest Income	$76,532		$79,334	$241,305		$245,573

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—		$—	$—		$(879)
Portion of loss reclassed from other comprehensive income	—		—	—		(321)
Net Impairment Losses Recognized in Earnings	$—		$—	$—		$(1,200)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$544		$3,177	$1,785		$11,444
Unrealized losses on TBA short positions	(8,724)		—	(8,724)		—
Gain on sales of MBS and U.S. Treasury securities, net	13,680		4,279	19,678		7,232
Other, net	55		1	165		2
Other Income, net	$5,555		$7,457	$12,904		$18,678

Operating and Other Expense:
Compensation and benefits	$5,294		$5,984	$15,851		$16,752
Other general and administrative expense	3,434		2,666	10,175		8,679
Excise tax and interest	—		—	2,000		—
Impairment of resecuritization related costs	2,031		—	2,031		—
Operating and Other Expense	$10,759		$8,650	$30,057		$25,431

Net Income	$71,328		$78,141	$224,152		$237,620
Less Preferred Stock Dividends	3,750		2,040	10,000		6,120
Less Issuance Costs of Redeemed Preferred Stock	—		—	3,947		—
Net Income Available to Common Stock and Participating Securities	$67,578		$76,101	$210,205		$231,500

Earnings per Common Share - Basic and Diluted	$0.19		$0.21	$0.58		$0.65

Dividends Declared per Share of Common Stock	$0.50	(1)	$0.21	$1.44	(1)(2)	$0.68
___________________________________________
(1) Includes a special dividend of $0.28 per share declared on August 1, 2013.
(2) Includes a special dividend of $0.50 per share declared on March 4, 2013.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net income	$71,328	$78,141	$224,152	$237,620
Other Comprehensive Income:
Unrealized gain/(loss) on Agency MBS, net	15,469	61,999	(152,302)	47,169
Unrealized gain on Non-Agency MBS, net	16,381	409,742	62,455	666,287
Reclassification adjustment for MBS sales included in net income	(15,158)	(3,130)	(17,398)	(5,529)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	—	1,200
Unrealized (loss)/gain on derivative hedging instruments, net	(19,934)	11,654	10,930	36,025
Other Comprehensive (Loss)/Income	(3,242)	480,265	(96,315)	745,152
Comprehensive income before preferred stock dividends and issuance costs of redeemed preferred stock	$68,086	$558,406	$127,837	$982,772
Dividends declared on preferred stock	(3,750)	(2,040)	(10,000)	(6,120)
Issuance costs of redeemed preferred stock	—	—	(3,947)	—
Comprehensive Income Available to Common Stock and Participating Securities	$64,336	$556,366	$113,890	$976,652

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2013
(In Thousands, Except Per Share Amounts)	Dollars	Shares
Preferred Stock, 8.50% Series A Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at December 31, 2012	$38	3,840
Redemption of Series A Preferred Stock	(38)	(3,840)
Balance at September 30, 2013	—	—

Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at December 31, 2012	—	—
Issuance of Series B Preferred Stock	80	8,000
Balance at September 30, 2013	80	8,000

Common Stock, Par Value $.01:
Balance at December 31, 2012	3,575	357,546
Issuance of common stock (1)	83	8,373
Repurchase of shares of common stock (1)	—	(86)
Balance at September 30, 2013	3,658	365,833

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2012	2,805,724
Issuance of common stock, net of expenses (1)	67,713
Redemption of Series A Preferred Stock	(92,015)
Issuance of Series B Preferred Stock, net of expenses	193,236
Equity-based compensation expense	2,946
Repurchase of shares of common stock (1)	(414)
Balance at September 30, 2013	2,977,190

Accumulated Deficit:
Balance at December 31, 2012	(260,308)
Net income	224,152
Dividends declared on common stock	(521,205)
Dividends declared on preferred stock	(10,000)
Dividends attributable to DERs	(1,757)
Issuance costs of redeemed Preferred Stock	(3,947)
Balance at September 30, 2013	(573,065)

Accumulated Other Comprehensive Income:
Balance at December 31, 2012	761,977
Change in unrealized gains on MBS, net	(107,245)
Change in unrealized losses on derivative hedging instruments, net	10,930
Balance at September 30, 2013	665,662

Total Stockholders' Equity at September 30, 2013	$3,073,525
___________________________________________
(1)  For the nine months ended September 30, 2013, includes approximately $27,000 (3,800 shares) repurchased through the Company's publicly announced stock repurchase program and approximately $695,000 (82,380 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$224,152	$237,620
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(19,678)	(7,232)
Other-than-temporary impairment charges	—	1,200
Accretion of purchase discounts on MBS	(48,322)	(28,173)
Amortization of purchase premiums on MBS	47,198	38,175
Depreciation and amortization on fixed assets and other assets	3,133	2,471
Equity-based compensation expense	2,946	4,374
Unrealized losses/(gains) on derivative instruments	8,318	(8,851)
Decrease/(increase) in interest receivable	6,193	(1,998)
Increase in prepaid and other assets	(5,146)	(10,342)
Increase in accrued expenses and other liabilities, and excise tax and interest	10,837	344
(Decrease)/increase in accrued interest payable on financial instruments	(2,503)	5,005
Net cash provided by operating activities	$227,128	$232,593

Cash Flows From Investing Activities:
Principal payments on MBS	$2,231,495	$1,977,366
Proceeds from sale of MBS and U.S. Treasury securities	493,613	137,079
Purchases of MBS	(1,532,982)	(2,896,359)
Additions to leasehold improvements, furniture and fixtures	(272)	(367)
Net cash provided by/(used in) investing activities	$1,191,854	$(782,281)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(60,312,234)	$(48,911,503)
Proceeds from borrowings under repurchase agreements	60,127,933	49,930,670
Proceeds from issuance of securitized debt	76,485	186,691
Principal payments on securitized debt	(303,608)	(312,740)
Payments made on obligation to return securities obtained as collateral	(200,050)	—
Maturity of obligation to return securities obtained as collateral	(275,402)	—
Payments made for resecuritization related costs	—	(1,814)
Proceeds from issuance of Senior Notes	—	100,000
Payments made for Senior Notes related costs	—	(3,415)
Cash disbursements on financial instruments underlying Linked Transactions	(254,155)	(513,418)
Cash received from financial instruments underlying Linked Transactions	243,325	390,363
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(61,402)	(2,390)
Proceeds from reverse margin calls on repurchase agreements and Swaps	2,000	10,890
Proceeds from issuances of common stock	67,409	4,398
Payments made for redemption of Series A Preferred Stock	(96,000)	—
Proceeds from issuance of Series B Preferred Stock	200,000	—
Payments made for preferred stock offering costs	(6,684)	—
Payments made to repurchase common stock	(27)	—
Dividends paid on preferred stock	(10,000)	(6,120)
Dividends paid on common stock and DERs	(514,013)	(265,504)
Net cash (used in)/provided by financing activities	$(1,316,423)	$606,108
Net increase in cash and cash equivalents	$102,559	$56,420
Cash and cash equivalents at beginning of period	$401,293	$394,022
Cash and cash equivalents at end of period	$503,852	$450,442

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$—	$174,940
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$221,578	$203,303
Dividends and DERs declared and unpaid	$81,171	$76,051
 The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2013 and results of operations for all periods presented have been made.  The results of operations for the nine months ended September 30, 2013 should not be construed as indicative of the results to be expected for the full year.

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
SEPTEMBER 30, 2013

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are purchased at significant discounts to par/and are otherwise assessed to be of less than high credit quality on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (or LTV), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and are considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s effective interest rate.

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

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheets as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to sell the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(i) for Repurchase Agreements and Reverse Repurchase Agreements)

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2013 or December 31, 2012.  At September 30, 2013 and December 31, 2012, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 7 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $59.3 million and $5.0 million at September 30, 2013 and December 31, 2012, respectively.  (See Notes 5, 6, 7 and 14)

(f)  Goodwill

At September 30, 2013 and December 31, 2012, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2013, the Company had not recognized any impairment against its goodwill.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

(h)  Resecuritization and Senior Notes Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  Senior Notes related costs are costs incurred by the Company in connection with the issuance of its Senior Notes in April, 2012.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets in Prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests issued to third parties and over the stated legal maturity of the Senior Notes. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount shall be included within Operating and other expense on the Company's consolidated statement of operations.

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 2(n), 5, 6, 7 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral.”  (See Note 2(c))

(j)  Equity-Based Compensation

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  During 2011, 2012 and 2013, the Company granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its MBS and Swaps, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for MBS and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2013, December 31, 2012, or September 30, 2012. The Company filed its 2012 tax return prior to September 15, 2013. The Company's tax returns for tax years 2009 through 2012 are open to examination.

(n)         Derivative Instruments

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of the Company's risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into forward contracts for the sale of agency MBS securities on a generic pool, or to-be-announced basis (“TBA short positions”) and Linked Transactions. TBA short positions and Linked Transactions are not designated as hedging instruments.

Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheets.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in OCI.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a Linked Transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis.  (See Notes 5 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Swaps

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities and the relationship between the hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 5, 7 and 14)

Swaps are carried on the Company’s balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps through earnings as a result of hedge ineffectiveness.

TBA Short Positions

In addition to Swaps, the Company has entered into TBA short positions as a means of managing interest rate risk and MBS basis risk associated with its investment and financing activities. A TBA short position is a forward contract for sale of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS that could be delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association (“SIFMA”), are not known at the time of the transaction.

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either assets or liabilities in Other derivative instruments, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income on the Company's consolidated statements of operations. (See Notes 5 and 14)

(o)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

(p)  Variable Interest Entities

An entity is referred to as a VIE if it meets at least one of the following criteria:  (i) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support of other parties; or (ii) as a group, the holders of the equity investment at risk lack (a) the power to direct the activities of an entity that most significantly impact the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

entity’s economic performance; (b) the obligation to absorb the expected losses; or (c) the right to receive the expected residual returns; or (iii) have disproportional voting rights and the entity’s activities are conducted on behalf of the investor that has disproportionally few voting rights.

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
SEPTEMBER 30, 2013

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

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”).  The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company's adoption of ASU 2103-10 is not expected to have a material impact on the Company's consolidated financial statements.

Recent Accounting Standards to be Adopted in Future Periods

Financial Services - Investment Companies

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). In general, the amendments of this ASU: (i) revise the definition of an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (iii) require information to be disclosed concerning the status of the entity and any financial support provided, or contractually required to be provided, by the investment company to its investees. ASU 2013-08 is effective for interim and annual periods that begin after December 15, 2013 and early application is prohibited. As the FASB has decided to retain the current U.S. GAAP scope exception from investment company accounting and financial reporting for real estate investment trusts, the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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
SEPTEMBER 30, 2013

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following tables present certain information about the Company’s MBS at September 30, 2013 and December 31, 2012:

September 30, 2013

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,197,165	$180,854	$(95)	$—	$5,377,924	$5,440,656	$104,702	$(41,970)	$62,732
Freddie Mac	1,208,358	46,134	—	—	1,257,912	1,243,489	11,258	(25,681)	(14,423)
Ginnie Mae	12,988	224	—	—	13,212	13,544	332	—	332
Total Agency MBS	6,418,511	227,212	(95)	—	6,649,048	6,697,689	116,292	(67,651)	48,641
Non-Agency MBS (3)
Rated AAA	16,889	85	(177)	—	16,797	17,180	383	—	383
Rated A	698	15	—	—	713	681	—	(32)	(32)
Rated BBB	46,717	536	(1,182)	—	46,071	46,645	1,434	(860)	574
Rated BB	104,253	45	(7,734)	(861)	95,703	100,228	4,746	(221)	4,525
Rated B	273,241	—	(33,804)	(7,003)	232,434	257,247	24,859	(46)	24,813
Rated CCC	1,244,536	12	(135,061)	(190,357)	919,130	1,084,830	168,233	(2,533)	165,700
Rated CC	384,617	—	(36,426)	(87,400)	260,791	309,776	49,017	(32)	48,985
Rated C	340,721	—	(40,131)	(49,164)	251,426	297,497	46,252	(181)	46,071
Unrated and D-rated (4)	3,453,991	—	(188,393)	(784,207)	2,481,391	2,859,294	382,767	(4,864)	377,903
Total Non-Agency MBS	5,865,663	693	(442,908)	(1,118,992)	4,304,456	4,973,378	677,691	(8,769)	668,922
Total MBS	$12,284,174	$227,905	$(443,003)	$(1,118,992)	$10,953,504	$11,671,067	$793,983	$(76,420)	$717,563

December 31, 2012

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,977,388	$196,686	$(58)	$—	$6,174,016	$6,351,621	$178,970	$(1,365)	$177,605
Freddie Mac	800,854	30,447	—	—	835,724	858,560	22,925	(89)	22,836
Ginnie Mae	14,526	251	—	—	14,777	15,279	502	—	502
Total Agency MBS	6,792,768	227,384	(58)	—	7,024,517	7,225,460	202,397	(1,454)	200,943
Non-Agency MBS (3)
Rated AAA	25,209	158	(219)	—	25,148	25,905	757	—	757
Rated A	1,147	24	—	—	1,171	1,086	—	(85)	(85)
Rated BBB	49,301	637	(1,741)	(378)	47,819	48,563	1,806	(1,062)	744
Rated BB	118,031	39	(8,892)	(853)	108,325	112,905	4,937	(357)	4,580
Rated B	247,532	—	(31,133)	(12,462)	203,937	225,281	21,452	(108)	21,344
Rated CCC	1,235,638	14	(107,618)	(201,126)	926,908	1,055,757	131,826	(2,977)	128,849
Rated CC	579,632	—	(41,191)	(132,061)	406,380	468,017	61,739	(102)	61,637
Rated C	952,984	—	(55,294)	(166,529)	731,161	812,523	81,850	(488)	81,362
Unrated and D-rated (4)	3,300,086	—	(125,538)	(867,097)	2,307,451	2,632,128	325,796	(1,119)	324,677
Total Non-Agency MBS	6,509,560	872	(371,626)	(1,380,506)	4,758,300	5,382,165	630,163	(6,298)	623,865
Total MBS	$13,302,328	$228,256	$(371,684)	$(1,380,506)	$11,782,817	$12,607,625	$832,560	$(7,752)	$824,808

(1)  Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2013 reflect Credit Reserve of $1.074 billion and OTTI of $45.0 million.  Amounts disclosed at December 31, 2012 reflect Credit Reserve of $1.332 billion and OTTI of $48.7 million.
(2)  Includes principal payments receivable of $3.4 million and $4.4 million at September 30, 2013 and December 31, 2012, respectively, which are not included in the Principal/Current Face.
(3)  Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.
(4)  Includes Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.436 billion and $2.805 billion, respectively, at September 30, 2013 and Non-Agency MBS that were D-rated and had an aggregate amortized cost and fair value of $2.252 billion and $2.573 billion, respectively, at December 31, 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at September 30, 2013:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(In Thousands)
Agency MBS:
Fannie Mae	$1,796,814	$38,545	154	$119,958	$3,425	29	$1,916,772	$41,970
Freddie Mac	775,718	23,955	100	42,551	1,726	6	818,269	25,681
Total Agency MBS	2,572,532	62,500	254	162,509	5,151	35	2,735,041	67,651
Non-Agency MBS:
Rated A	—	—	—	681	32	1	681	32
Rated BBB	6,880	74	1	18,421	786	3	25,301	860
Rated BB	—	—	—	2,022	221	3	2,022	221
Rated B	6,690	46	1	—	—	—	6,690	46
Rated CCC	55,983	1,060	7	21,998	1,473	4	77,981	2,533
Rated CC	1,594	32	2	—	—	—	1,594	32
Rated C	8,951	181	1	—	—	—	8,951	181
Unrated and D-rated	252,240	4,832	25	1	32	1	252,241	4,864
Total Non-Agency MBS	332,338	6,225	37	43,123	2,544	12	375,461	8,769
Total MBS	$2,904,870	$68,725	291	$205,632	$7,695	47	$3,110,502	$76,420

At September 30, 2013, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $67.7 million at September 30, 2013.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the United States Government. While the Company's Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the United States Government would not continue to support the GSEs. In addition the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company's current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2013 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $8.8 million at September 30, 2013.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Total OTTI losses	$—	$—	$—	$(879)
OTTI reclassified from OCI	—	—	—	(321)
OTTI recognized in earnings	$—	$—	$—	$(1,200)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

(In Thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Credit loss component of OTTI at beginning of period	$36,115	$36,115
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$36,115	$36,115

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Credit enhancement (1)(2)
Weighted average (3)	—	—	—	3.26%
Range (4)	—	—	—	0.00-16.50%

Projected CPR (2)(5)
Weighted average (3)	—	—	—	9.90%
Range (4)	—	—	—	9.10-13.30%

Projected Loss Severity (2)(6)
Weighted average (3)	—	—	—	55.50%
Range (4)	—	—	—	45.90-60.00%

60+ days delinquent (2)(7)
Weighted average (3)	—	—	—	24.40%
Range (4)	—	—	—	18.20-32.40%

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)

(In Thousands)
Balance at beginning of period	$(1,264,971)	$(396,581)	$(1,440,752)	$(265,137)
Accretion of discount	—	19,556	—	8,816
Realized credit losses	48,642	—	49,314	—
Purchases	(851)	879	(122,266)	4,554
Sales	27,178	4,248	—	—
Unlinking of Linked Transactions	—	—	—	(2,256)
Transfers/release of credit reserve	71,010	(71,010)	54,053	(54,053)
Balance at end of period	$(1,118,992)	$(442,908)	$(1,459,651)	$(308,076)

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)

(In Thousands)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	48,305	—	28,107
Realized credit losses	137,324	—	107,229	—
Purchases	(74,238)	30,533	(370,649)	(3,883)
Sales	38,150	10,158	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	(38,662)	(9,424)
Transfers/release of credit reserve	160,278	(160,278)	71,531	(71,531)
Balance at end of period	$(1,118,992)	$(442,908)	$(1,459,651)	$(308,076)

(1)  During the three months ended September 30, 2013, the Company did not reallocate any purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions. The Company reallocated $54,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended September 30, 2012.
(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(3)  During the nine months ended September 30, 2013, the Company reallocated $129,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions. In addition, the Company reallocated $575,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the nine months ended September 30, 2012.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$700,871	$296,007	$824,808	$55,491
Unrealized gain/(loss) on Agency MBS, net	15,469	61,999	(152,302)	47,169
Unrealized gain on Non-Agency MBS, net	16,381	409,742	62,455	666,287
Reclassification adjustment for MBS sales included in net income	(15,158)	(3,130)	(17,398)	(5,529)
Reclassification adjustment for OTTI included in net income	—	—	—	1,200
Change in AOCI from MBS	$16,692	$468,611	$(107,245)	$709,127
Balance at end of period	$717,563	$764,618	$717,563	$764,618

Sales of MBS

During the three and nine months ended September 30, 2013, the Company sold certain Non-Agency MBS for $102.2 million and $118.2 million, realizing gross gains of $13.7 million and $19.7 million, respectively.  During the three and nine months ended September 30, 2012, the Company sold certain Agency MBS for $66.0 million and $137.1 million, realizing gross gains of $4.3 million and $7.2 million, respectively. The Company has no continuing involvement with any of the sold MBS.

MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Coupon interest	$51,997	$61,978	$163,986	$187,963
Effective yield adjustment (1)	(15,839)	(14,780)	(47,004)	(37,915)
Agency MBS interest income	$36,158	$47,198	$116,982	$150,048

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Coupon interest	$62,802	$69,139	$196,688	$196,144
Effective yield adjustment (1)	19,501	8,760	48,128	27,913
Non-Agency MBS interest income	$82,303	$77,899	$244,816	$224,057

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(In Thousands)
MBS interest receivable:
Fannie Mae	$14,252	$17,597
Freddie Mac	3,257	2,696
Ginnie Mae	21	24
Non-Agency MBS	20,253	23,707
Total MBS interest receivable	37,783	44,024
Money market and other investments	21	9
Total interest receivable	$37,804	$44,033

5.      Derivative Instruments

The Company’s derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into TBA short positions and Linked Transactions, both of which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2013 and December 31, 2012:

			September 30, 2013	September 30, 2013	December 31, 2012
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	$23,940	$12,704
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$4,629	$203
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$1,479,263	$(31,154)	$(63,034)
Cleared Swaps (2)	Hedging	Liabilities	$2,150,000	$(25,375)	$—
TBA short positions	Non-Hedging	Liabilities	N/A	$(8,724)	$—

(1)  Non-cleared legacy Swaps include Swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house.
(2) Cleared Swaps include Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at September 30, 2013 and December 31, 2012:

Linked Transactions at September 30, 2013

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$61,642	1.72%	Rated AA	$9,724	$9,162	$9,487	5.00%
>30 days to 90 days	20,775	1.61	Rated A	2,654	2,138	2,793	1.28
Total	$82,417	1.69%	Rated BBB	7,672	6,730	8,149	2.31
			Rated BB	6,637	6,177	6,773	2.56
			Rated D	13,921	12,450	16,939	5.80
			Rated NR	65,623	65,655	66,523	3.85%
			Total	$106,231	$102,312	$110,664	3.99%

Linked Transactions at December 31, 2012

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$13,672	1.57%	Rated AA	$13,588	$12,817	$13,192	5.00%
>30 days to 90 days	21,599	1.66	Rated A	3,075	2,548	3,342	0.76
Total	$35,271	1.63%	Rated BBB	8,299	7,226	8,847	2.55
			Rated BB	7,365	6,854	7,593	2.75
			Rated D	15,501	14,372	19,303	5.80
			Total	$47,828	$43,817	$52,277	4.28%

At September 30, 2013, Linked Transactions also included approximately $186,000 of associated accrued interest receivable and $60,000 of accrued interest payable.  At December 31, 2012, Linked Transactions also included approximately $185,000 of associated accrued interest receivable and $38,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Interest income attributable to MBS underlying Linked Transactions	$1,109	$812	$2,431	$4,386
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(275)	(168)	(552)	(965)
Change in fair value of Linked Transactions included in earnings	(290)	2,533	(94)	8,023
Unrealized net gains and net interest income from Linked Transactions	$544	$3,177	$1,785	$11,444

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2013.  At September 30, 2013, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $59.2 million, including accrued interest payable of approximately $2.6 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2013 and December 31, 2012:

(In Thousands)	September 30, 2013	December 31, 2012
Agency MBS, at fair value	$67,255	$68,915
Restricted cash	59,275	5,016
Total assets pledged against Swaps	$126,530	$73,931

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty.  At September 30, 2013, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At September 30, 2013, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and nine months ended September 30, 2013 and 2012.

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013, the Company had Swaps with an aggregate notional amount of $4.079 billion, which had net unrealized losses of $51.9 million, and extended 51 months on average with a maximum term of approximately 9.94 years.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents certain information with respect to the Company's Swap activity during the three and nine months ended September 30, 2013:

(Dollars in Thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
New Swaps:
Aggregate notional amount	$1,750,000	$2,501,000
Weighted average fixed-pay rate	2.13%	1.85%
Initial maturity date	Five years to ten years	Two months to ten years
Number of new Swaps	14	23
Swaps amortized/expired:
Aggregate notional amount	$358,012	$941,300
Weighted average fixed-pay rate	4.16%	2.73%

The following table presents information about the Company’s Swaps at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$14,509	4.02%	0.23%	$25,828	3.88%	0.28%
Over 30 days to 3 months	19,542	4.16	0.21	30,185	3.96	0.26
Over 3 months to 6 months	41,851	3.92	0.23	527,275	1.63	0.21
Over 6 months to 12 months	522,469	1.90	0.18	391,063	4.17	0.22
Over 12 months to 24 months	830,892	2.17	0.19	685,042	2.28	0.22
Over 24 months to 36 months	50,000	2.13	0.18	710,171	1.97	0.21
Over 36 months to 48 months	450,000	0.56	0.18	150,000	1.03	0.21
Over 48 months to 60 months	550,000	1.49	0.18	—	—	—
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months to 84 months	1,500,000	2.22	0.18	—	—	—
Over 84 months (3)	100,000	2.75	0.18	—	—	—
Total Swaps	$4,079,263	1.93%	0.18%	$2,519,564	2.31%	0.22%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Interest expense attributable to Swaps	$15,888	$18,138	$40,884	$58,275
Weighted average Swap rate paid	2.07%	2.72%	2.15%	2.74%
Weighted average Swap rate received	0.20%	0.27%	0.20%	0.29%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
AOCI from derivative hedging instruments:
Balance at beginning of period	$(31,967)	$(89,823)	$(62,831)	$(114,194)
Unrealized (loss)/gain on Swaps, net	(19,934)	11,654	10,930	36,025
Balance at end of period	$(51,901)	$(78,169)	$(51,901)	$(78,169)

Counterparty Credit Risk

By using derivative hedging instruments, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its consolidated balance sheets to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty.  The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged).  The Company attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.  Counterparty credit risk related to the Company’s derivative hedging instruments is considered in determining fair value of such derivatives and its assessment of hedge effectiveness.

TBA Short Positions

The Company may also enter into TBA short positions as a means of managing interest rate risk and MBS basis risk associated with its investment and financing activities. A TBA short position is a forward contract for the sale of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS that could be delivered into the contract upon the settlement date, published each month by SIFMA, are not known at the time of the transaction.

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either assets or liabilities in Other derivative instruments, at fair value on its consolidated balance sheets. Gains and losses associated with TBA Securities are reported in Other income on the Company's consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents the Company's TBA short positions as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
(In Thousands)	Principal	Cost Basis (1)	Fair Value (2)	Net Carrying Value (3)	Principal	Cost Basis (1)	Fair Value (2)	Net Carrying Value (3)
TBA short positions	$350,000	$343,436	$352,160	$(8,724)	$—	$—	$—	$—

(1) Cost basis represents the forward price to be received for the underlying agency security.
(2) Fair value represents the current fair value of the underlying agency security as of period-end.
(3) Net carrying value represents the difference between the fair value of the underlying agency security as of period-end and the cost basis and is reported in Other derivative instruments, at fair value in the Company's consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income on the Company's consolidated statement of operations.

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 7)  At September 30, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of twenty-four months, including the impact of related Swaps.  At December 31, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of five months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2013 and December 31, 2012:

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Repurchase agreement borrowings secured by Agency MBS	$5,895,943	$6,353,489
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,215,474	$6,678,384
Weighted average haircut on Agency MBS (1)	4.62%	4.80%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,425,350	$1,988,172
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,721,195	$3,463,128
Weighted average haircut on Non-Agency MBS (1)	31.91%	30.49%
Repurchase agreements secured by U.S. Treasuries	$246,878	$410,811
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$252,796	$408,833
Weighted average haircut on U.S. Treasuries (1)	2.00%	1.74%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.
(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.
(3)  Includes $1.883 billion and $1.860 billion of Non-Agency MBS acquired from consolidated VIEs at September 30, 2013, and December 31, 2012, respectively, that are eliminated from the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$5,841,947	0.59%	$6,293,802	0.71%
Over 30 days to 3 months	1,245,570	1.21	2,458,670	1.21
Over 6 months to 12 months	1,064,122	0.69	—	—
Over 12 months	416,532	2.10	—	—
Total	$8,568,171	0.76%	$8,752,472	0.85%

(1)  At September 30, 2013 and December 31, 2012, the Company had repurchase agreements of $82.4 million and $35.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The following table at September 30, 2013 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2013
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	6,964,976	0.64
Over 30 days to 90 days	1,368,088	1.19
Over 90 days to 12 months	235,107	1.93
Total	$8,568,171	0.76%

(1)  At September 30, 2013, the Company had repurchase agreements of $82.4 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The Company had repurchase agreements with 27 counterparties at September 30, 2013 and 26 counterparties at December 31, 2012.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2013:

	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Alpine Securitization Corporation/Credit Suisse (3)	A-1/P-1/F1	$727,812	2	23.7%
Wells Fargo (4)	AA-/Aa3/AA-	365,222	8	11.9
RBS	A-/Baa1/A	246,671	2	8.0
UBS (5)(6)	A/A2/A	244,076	21	7.9

(1)  As rated at September 30, 2013 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2)  The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transaction, including accrued interest receivable on such securities.
(3) Includes $710.2 million at risk with Alpine Securitization Corporation and $17.6 million at risk with Credit Suisse Securities (USA) LLC. Alpine Securitization Corporation is a special purpose funding vehicle that is a consolidated affiliate of Credit Suisse Group. Counterparty rating shown is the asset backed short term rating for Alpine Securitization Corporation.
(4)  Includes $246.7 million at risk with Wells Fargo Bank, NA and $118.5 million at risk with Wells Fargo Securities LLC.
(5)  Includes $242.7 million at risk with UBS AG and $1.3 million at risk with UBS Securities LLC.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$67,255	$—	$68,915	$—
Cash (1)	59,275	—	5,016	—
	126,530	—	73,931	—
Repurchase Agreement Borrowings:
Agency MBS	$6,215,474	$—	$6,678,384	$—
Non-Agency MBS (2)(3)	3,721,195	—	3,463,128	—
U.S. Treasury securities	252,796	—	408,833	—
	10,189,465	—	10,550,345	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$252,796	$—	$408,833
	—	252,796	—	408,833
Total	$10,315,995	$252,796	$10,624,276	$408,833

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $1.883 billion and $1.860 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2013 and December 31, 2012, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, $742.9 million and $759.2 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at September 30, 2013 and December 31, 2012, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at September 30, 2013:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS
U.S. Treasuries	$252,796	$252,796	$—	$—	$—	$—	$252,796
Fannie Mae	$5,045,758	$4,986,669	$13,209	$47,530	$47,091	$121	$5,106,618
Freddie Mac	1,167,765	1,182,485	3,013	12,284	12,061	45	1,183,107
Ginnie Mae	1,951	1,921	3	7,441	7,236	12	9,407
Agency MBS	$6,215,474	$6,171,075	$16,225	$67,255	$66,388	$178	$6,299,132
Rated AAA	$15,940	$15,557	$55	$—	$—	$—	$15,995
Rated AA	52,894	48,270	173	—	—	—	53,067
Rated A	55,805	49,465	182	—	—	—	55,987
Rated BBB	82,555	74,071	272	—	—	—	82,827
Rated BB	75,162	64,193	227	—	—	—	75,389
Rated B	150,637	133,201	406	—	—	—	151,043
Rated CCC	398,408	342,294	1,457	—	—	—	399,865
Rated CC	94,122	80,288	352	—	—	—	94,474
Rated C	85,490	75,362	266	—	—	—	85,756
Rated D	1,081,697	978,365	5,354	—	—	—	1,087,051
Not Rated	1,628,485	1,131,043	6,657	—	—	—	1,635,142
Non-Agency MBS (1)(2)(3)	$3,721,195	$2,992,109	$15,401	$—	$—	$—	$3,736,596
Total	$10,189,465	$9,415,980	$31,626	$67,255	$66,388	$178	$10,288,524

(1)  Includes $1.883 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2013, that are eliminated from the Company’s consolidated balance sheets.
(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.
(3) In addition, $742.9 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at September 30, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
September 30, 2013
Derivative hedging instruments, at fair value	$4,629	$—	$4,629	$(4,629)	$—	$—
Total	$4,629	$—	$4,629	$(4,629)	$—	$—

December 31, 2012
Derivative hedging instruments, at fair value	$203	$—	$203	$(203)	$—	$—
Total	$203	$—	$203	$(203)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
September 30, 2013
Derivative hedging instruments, at fair value (2)	$56,529	$—	$56,529	$2,746	$(59,275)	$—
Repurchase agreements (3)	8,568,171	—	8,568,171	(8,568,171)	—	—
Total	$8,624,700	$—	$8,624,700	$(8,565,425)	$(59,275)	$—

December 31, 2012
Derivative hedging instruments, at fair value (2)	$63,034	$—	$63,034	$(58,018)	$(5,016)	$—
Repurchase agreements (3)	8,752,472	—	8,752,472	(8,752,472)	—	—
Total	$8,815,506	$—	$8,815,506	$(8,810,490)	$(5,016)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions.
(2) The fair value of securities pledged against the Company’s Swaps was $67.3 million and $68.9 million at September 30, 2013 and December 31, 2012, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $10.189 billion and $10.550 billion at September 30, 2013 and December 31, 2012, respectively.

Nature of Setoff Rights

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

11.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount is included in the determination of net income available to common stock and participating securities for the three and nine months ended September 30, 2013.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock, with a par value of $0.01 per share and a liquidation preference $25.00 per share, plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of such net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and intends to use the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.
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
Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. On May 20, 2013, the Company declared the first dividend payable on the Series B Preferred Stock, which was paid on July 1, 2013 to preferred stockholders of record as of June 3, 2013. The amount of such dividend payable was $0.39583 per share, and was paid in respect of the partial period commencing on April 15, 2013, the date of original issue of the Series B Preferred Stock, and ending on, and including, June 30, 2013. On August 22, 2013, the Company declared a quarterly dividend on its Series B Preferred Stock of $0.46875 per share which was paid on September 30, 2013 to preferred stockholders of record as of September 5, 2013.
The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company's Board of Directors (the “Board”), until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of Series B Preferred Stock.
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2012 through September 30, 2013:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
September 26, 2013	October 11, 2013	October 31, 2013	$0.22	(1)
August 1, 2013	August 12, 2013	August 30, 2013	0.28	(2)
June 28, 2013	July 12, 2013	July 31, 2013	0.22
March 28, 2013	April 12, 2013	April 30, 2013	0.22
March 4, 2013	March 18, 2013	April 10, 2013	0.50	(3)
December 12, 2012	December 28, 2012	January 31, 2013	0.20
September 28, 2012	October 12, 2012	October 31, 2012	0.21
June 27, 2012	July 13, 2012	July 31, 2012	0.23
March 23, 2012	April 4, 2012	April 30, 2012	0.24

(1)  At September 30, 2013, the Company had accrued dividends and DERs payable of $81.2 million related to the common stock dividend declared on September 26, 2013.
(2) Reflects the special cash dividend on common stock declared on August 1, 2013.
(3) Reflects the special cash dividend on common stock declared on March 4, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2013, 12.9 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2013, the Company issued 3,669,147 shares and 8,168,287 shares of common stock through the DRSPP, raising net proceeds of $27,209,940 and $67,821,145 , respectively.  From the inception of the DRSPP in September 2003 through September 30, 2013, the Company issued 24,696,312 shares pursuant to the DRSPP, raising net proceeds of $211.6 million.

(d) Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the nine months ended September 30, 2013, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through September 30, 2013, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of $194,908,570.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of $4,189,247.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2010, as amended by Post-Effective Amendment No. 1 thereto, which was filed on April 2, 2012.

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

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  During the three and nine months ended September 30, 2013, the Company repurchased 3,800 shares of its common stock at a total cost of $27,041 and an average cost of $7.12 per share.  At September 30, 2013, 2,755,909 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

 (f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$700,871	$(31,967)	$668,904	$824,808	$(62,831)	$761,977
OCI before reclassifications	31,850	(19,934)	11,916	(89,847)	10,930	(78,917)
Amounts reclassified from AOCI (1)	(15,158)	—	(15,158)	(17,398)	—	(17,398)
Net OCI during the period (2)	16,692	(19,934)	(3,242)	(107,245)	10,930	(96,315)
Balance at end of period	$717,563	$(51,901)	$665,662	$717,563	$(51,901)	$665,662

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$296,007	$(89,823)	$206,184	$55,491	$(114,194)	$(58,703)
OCI before reclassifications	471,741	11,654	483,395	713,456	36,025	749,481
Amounts reclassified from AOCI (1)	(3,130)	—	(3,130)	(4,329)	—	(4,329)
Net OCI during the period (2)	468,611	11,654	480,265	709,127	36,025	745,152
Balance at end of period	$764,618	$(78,169)	$686,449	$764,618	$(78,169)	$686,449

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Details about AOCI Components	Amounts Reclassified from AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(15,158)	$(17,398)	Gain on sales of MBS and U.S. Treasury securities, net
Total reclassifications for period	$(15,158)	$(17,398)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Details about AOCI Components	Amounts Reclassified from AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(3,130)	$(5,529)	Gain on sales of MBS and U.S. Treasury securities, net
OTTI recognized in earnings	—	1,200	Net impairment losses recognized in earnings
Total reclassifications for period	$(3,130)	$(4,329)

At September 30, 2013 and December 31, 2012, the Company had OTTI recognized in AOCI of $856,000 and $2.6 million, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Numerator:
Net income	$71,328	$78,141	$224,152	$237,620
Dividends declared on preferred stock	(3,750)	(2,040)	(10,000)	(6,120)
Dividends, DERs and undistributed earnings allocated to participating securities	(230)	(360)	(880)	(1,168)
Issuance costs of redeemed preferred stock (1)	—	—	(3,947)	—
Net income to common stockholders - basic and diluted	$67,348	$75,741	$209,325	$230,332

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	363,918	356,921	361,181	356,563
Basic and diluted earnings per share	$0.19	$0.21	$0.58	$0.65

(1) Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 11)
(2) At September 30, 2013, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2013, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 407,000 stock options with a weighted average exercise price of $10.23 and a weighted average remaining contractual life of 0.01 years, approximately 379,000 shares of restricted common stock with a weighted average grant date fair value of $7.73 and approximately 787,000 RSUs with a weighted average grant date fair value of $6.50.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2013, approximately 9.4 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $645,000 and $357,000 during the three months ended September 30, 2013 and 2012, and approximately $1.9 million and $1.2 million during the nine months ended September 30, 2013 and 2012, respectively.  DER payments for the three and nine months ended September 30, 2013 reflect special cash dividends paid of $0.28 and $0.78 per share, respectively. At September 30, 2013, the Company had 1,262,891 DERs outstanding, of which 403,250 were attached to common stock options and 859,641 were awarded in connection with, or attached to, RSUs.  At September 30, 2013, the average forfeiture rate on DERs outstanding attached to RSUs was 17.1%.  On the remaining DERs outstanding that are not attached to RSUs, a 0% forfeiture rate was assumed at September 30, 2013.  At September 30, 2013, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 1.4 years.

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

The Company did not grant any stock options during the nine months ended September 30, 2013 and 2012.  There were 20,000 stock options exercised and no stock options cancelled during the nine months ended September 30, 2013, and no stock options exercised and 50,000 stock options cancelled during the nine months ended September 30, 2012.  At September 30, 2013, 407,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $10.23.  As of September 30, 2013, the aggregate intrinsic value of total Options outstanding was approximately zero.

Restricted Stock

The Company awarded zero and 28,743 shares of restricted common stock during the three and nine months ended September 30, 2013 and awarded zero and 81,439 shares of restricted common stock during the three and nine months ended September 30, 2012.  At September 30, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $2.4 million and $3.7 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $458,000 and $428,000 on unvested shares of restricted stock at September 30, 2013 and December 31, 2012,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

respectively.  The unrecognized compensation expense at September 30, 2013 is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of September 30, 2013 are designated to be settled in shares of the Company’s common stock.  The Company granted 72,500 and 112,824 RSUs during the three and nine months ended September 30, 2013, respectively and 72,500 RSUs during the three and nine months ended September 30, 2012.  All RSUs outstanding at September 30, 2013 had DERs attached or issued as separate associated instruments in connection with RSUs.  At September 30, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $1.9 million and $2.6 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at September 30, 2013 is expected to be recognized over a weighted average period of 1.9 years.  As of September 30, 2013, the Company had an expected average forfeiture rate of 15.5% with respect to unvested RSUs.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Restricted shares of common stock	$404	$1,445	$1,539	$3,362
RSUs	314	289	1,263	835
DERs	42	59	144	177
Total	$760	$1,793	$2,946	$4,374

(b)  Employment Agreements

At September 30, 2013, the Company had employment agreements with six of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Non-employee directors	$(30)	$33	$22	$76
Total	$(30)	$33	$22	$76

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2013 and December 31, 2012 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Non-employee directors	$214	$331	$199	$302
Total	$214	$331	$199	$302

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2013 and December 31, 2012, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2013 and 2012, the Company recognized expenses for matching contributions of $62,000 and $60,000, respectively, and $187,000 and $179,000 for the nine months ended September 30, 2013 and 2012, respectively.

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
SEPTEMBER 30, 2013

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

Other Derivative Instruments

Swaps

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

TBA Short Positions

The Company determines the fair value of its TBA short positions, based upon prices obtained from third party pricing services, which are indicative of market activity. Accordingly, the Company’s TBA short positions are classified as Level 2 in the fair value hierarchy.

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2013, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at September 30, 2013

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,697,689	$—	$6,697,689
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,973,378	—	4,973,378
Securities obtained and pledged as collateral	252,796	—	—	252,796
Linked Transactions	—	23,940	—	23,940
Other derivative instruments	—	4,629	—	4,629
Total assets carried at fair value	$252,796	$11,699,636	$—	$11,952,432
Liabilities:
Other derivative instruments	$—	$65,253	$—	$65,253
Obligation to return securities obtained as collateral	252,796	—	—	252,796
Total liabilities carried at fair value	$252,796	$65,253	$—	$318,049

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$6,697,689	$6,697,689	$7,225,460	$7,225,460
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,973,378	4,973,378	5,382,165	5,382,165
Securities obtained and pledged as collateral	252,796	252,796	408,833	408,833
Cash and cash equivalents	503,852	503,852	401,293	401,293
Restricted cash	59,275	59,275	5,016	5,016
Linked Transactions	23,940	23,940	12,704	12,704
Other derivative instruments	4,629	4,629	203	203
Financial Liabilities:
Repurchase agreements	8,568,171	8,568,038	8,752,472	8,754,521
Securitized debt	419,693	418,700	646,816	647,070
Obligation to return securities obtained as collateral	252,796	252,796	508,827	508,827
Senior Notes	100,000	101,560	100,000	103,040
Other derivative instruments	65,253	65,253	63,034	63,034

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2013 and December 31, 2012, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
SEPTEMBER 30, 2013

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$474,866	$488,389	$321,847
Outstanding amount of Senior Bonds at September 30, 2013	$105,567	$104,633	$133,008	$76,485
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (2)	$222,921	$774,618	$790,563	$550,531
Cash received	$186,691	$474,866	$488,389	$322,792
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$474,866	$488,389	$—
Unamortized deferred costs (3)	$908	$726	$1,243	$475

(1) Amount disclosed reflects principal balance on the DMSI 2010-RS A1 and A2 bonds. The DMSI 2010-RS2 A2 bond was sold to third party investors during the three months ended September 30, 2013. The principal balance for the DMSI 2010-RS2 A1 Bond and associated interest only Senior certificate was paid off during the three months ended June 30, 2013.
(2)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).
(3)  Amortized to interest expense based upon the actual repayments of the associated beneficial interests. During the three months ended September 30, 2013, the Company realized a $2.0 million charge related to the impairment of resecuritization related deferred costs.

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
SEPTEMBER 30, 2013

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

As of September 30, 2013 and December 31, 2012, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.341 billion and $2.620 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of September 30, 2013 and December 31, 2012, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $419.7 million and $646.8 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

At September 30, 2013, we had total assets of approximately $12.599 billion, of which $11.671 billion, or 92.6%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.698 billion of Agency MBS and $4.973 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, Linked Transactions and MBS-related receivables.

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

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our MBS to decline, thereby slowing the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our derivative instruments and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of our MBS portfolio and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our ARM-MBS to reset, on a delayed basis, to lower interest rates; (iv) prepayments on our MBS to increase, thereby accelerating the amortization of our MBS purchase premiums and the accretion of our purchase discounts; and (v) the value of our derivative instruments and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

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

As of September 30, 2013, approximately $8.165 billion, or 70.0%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.503 billion, or 30.0%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at September 30, 2013, we had $187.9 million, or 1.6%, of MBS with interest rates that reset monthly.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended September 30, 2013, our Agency MBS portfolio experienced a weighted average CPR of 19.3%, and our Non-Agency MBS portfolio (including

Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 18.0%. For the three months ended June 30, 2013, our Agency MBS portfolio experienced a weighted average CPR of 20.2%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 16.4%. Over the last consecutive eight quarters, ending with September 30, 2013, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.7% experienced during the quarter ended September 30, 2013 to a low of 15.9%, experienced during the quarter ended March 31, 2012, with an average CPR over such quarters of 17.8%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2013, we had net unrealized gains of $48.6 million on our Agency MBS, comprised of gross unrealized gains of $116.3 million and gross unrealized losses of $67.7 million, and had net unrealized gains on our Non-Agency MBS of $668.9 million, comprised of gross unrealized gains of $677.7 million and gross unrealized losses of $8.8 million.  At September 30, 2013, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.  (See following discussion on “Recent Market Conditions and Our Strategy”.)

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which are primarily comprised of Swaps and as of September 30, 2013 also includes TBA short positions.

Our Swap derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the nine months ended September 30, 2013, we entered into 23 new Swaps with an aggregate notional amount of $2.501 billion, a weighted average fixed-pay rate of 1.85% and initial maturities ranging from two months to ten years, and had Swaps with an aggregate notional amount of $941.3 million and a weighted average fixed-pay rate of 2.73% amortize and/or expire.  At September 30, 2013, we had Swaps with an aggregate notional amount of $4.079 billion with a weighted average fixed-pay rate of 1.93% and a weighted average variable interest rate received of 0.18%.

During the third quarter of 2013, we sold $350.0 million notional of 15-year Agency MBS 2.5% TBA Securities to be settled on October 16, 2013. At September 30, 2013, the fair value of our TBA short position was $352.2 million with an unrealized loss of $8.7 million.

Recent Market Conditions and Our Strategy

During the third quarter of 2013, we continued to invest in both Agency and Non-Agency MBS.  During the three months ended September 30, 2013, we acquired approximately (i) $253.9 million of Agency MBS at a weighted average purchase price of 104.3% of par value and (ii) $67.1 million of Non-Agency MBS, all of which are reported as a component of Linked Transactions, at a weighted average purchase price of 98.7% of par value.  During the nine months ended September 30, 2013, we acquired approximately (i) $1.189 billion of Agency MBS at a weighted average purchase price of 104.1% of par value and (ii) $377.5 million of Non-Agency MBS (including $67.1 million of MBS, which are reported as a component of Linked Transactions) at a weighted average purchase price of 89.5% of par value. At September 30, 2013, our combined MBS portfolio was approximately $11.671 billion compared to $12.608 billion at December 31, 2012.  During the three months ended September 30, 2013, we experienced a decrease in our MBS portfolio primarily due to principal repayments exceeding the addition of newly acquired assets.

 At September 30, 2013, $6.698 billion, or 57.4% of our MBS portfolio, was invested in Agency MBS.  During the three months ended September 30, 2013, we experienced a decrease of $240.2 million in the fair value of our Agency MBS. We experienced $493.7 million of principal repayments and $15.8 million of premium amortization which was partially offset by the addition of $253.9 million of newly acquired assets and a $15.5 million increase in net unrealized gains.

At September 30, 2013, $4.973 billion, or 42.6% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $106.2 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the three months ended September 30, 2013, we experienced a decrease of $322.3 million in the fair value of our Non-Agency MBS portfolio. We experienced $254.3 million of principal repayments and the sale of Non-Agency MBS with an amortized cost of $88.5 million, which was partially offset by $19.5 million of discount accretion and a $1.2 million increase in net unrealized gains. In addition, we purchased $67.1 million of Non-Agency MBS, all of which are reported as a component of Linked Transactions.

Our book value per common share was $7.85 as of September 30, 2013. Due primarily to the special dividend of $0.28 per common share, book value declined from $8.19 as of June 30, 2013. In addition, the regular third quarter 2013 dividend per share exceeded net income per share by $0.03 so as to more closely track REIT taxable income.

Due to the interest rate environment in 2012 and the first nine months of 2013, yields on acquired assets were lower than in prior periods.  At the end of the third quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 42 basis points to 3.07% for three months ended September 30, 2013 from 3.49% for the three months ended September 30, 2012.  In addition, the net Agency MBS yield decreased to 2.13% for the three months ended September 30, 2013, from 2.66% for the three months ended September 30, 2012.  Our Non-Agency MBS portfolio yielded 7.33% for the three months ended September 30, 2013 compared to 6.65% for the three months ended September 30, 2012.  The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount and changes in the forward yield curve.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Home price appreciation is generally due to a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We believe that our $1.119 billion Credit Reserve appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows.  Home price appreciation continues to decrease the loan-to-value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio. We estimate that the LTV of mortgage loans underlying our Non-Agency MBS has declined from approximately 105% as of January 2012 to less than 85% as of September 30, 2013, as a result of home price appreciation and underlying mortgage loan amortization.  Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. We have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. Based on these current conditions, we have reduced estimated future losses within our Non-Agency portfolio. As a result, during the three months ended September 30, 2013 we transferred $71.0 million from Credit Reserve to accretable discount bringing the total transferred over the last twelve months to $241.3 million.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Non-Agency MBS. The remaining average contractual life of such assets is approximately 25 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

With $503.9 million of cash and cash equivalents and $415.0 million of unpledged Agency MBS at September 30, 2013, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  During the remainder of 2013 we intend to continue to selectively acquire Agency MBS and Non-Agency MBS. We believe that our Non-Agency assets will benefit going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value at September 30, 2013.  We expect that the majority of our assets will remain in Agency MBS.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At September 30, 2013, our debt consisted of borrowings under repurchase agreements with 27 counterparties, securitized debt, payable for unsettled purchases and Senior Notes outstanding, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.0 times.  (See table on page 66 under Results of Operations that presents our quarterly leverage multiples since September 30, 2012.)

Information About Our Assets

The tables below present certain information about our asset allocation at September 30, 2013:

ASSET ALLOCATION

GAAP Basis	Agency MBS		Non-Agency MBS		MBS Portfolio	Cash (1)	Other, net (2)	Total
(Dollars in Thousands)
Amortized Cost	$6,649,048		$4,304,456		$10,953,504	$563,127	$(20,904)	$11,495,727
Market Value	$6,697,689		$4,973,378		$11,671,067	$563,127	$(20,904)	$12,213,290
Less Payable for Unsettled Purchases	—		—		—	—	—	—
Less Repurchase Agreements	(5,895,942)		(2,672,229)		(8,568,171)	—	—	(8,568,171)
Less Securitized Debt	—		(419,693)		(419,693)	—	—	(419,693)
Less Senior Notes	—		—		—	—	(100,000)	(100,000)
Equity Allocated	$801,747		$1,881,456		$2,683,203	$563,127	$(120,904)	$3,125,426
Less Swaps at Market Value	—		—		—	—	(51,901)	(51,901)
Net Equity Allocated	$801,747		$1,881,456		$2,683,203	$563,127	$(172,805)	$3,073,525
Debt/Net Equity Ratio (3)	7.35	x	1.64	x				3.04	x

Non-GAAP Adjustments	Agency MBS	Non-Agency MBS (4)	MBS Portfolio	Cash (1)	Other, net (4)	Total
(Dollars in Thousands)
Amortized Cost	$—	$102,312	$102,312	$—	$(17,897)	$84,415
Market Value	$—	$106,231	$106,231	$—	$(17,897)	$88,334
Repurchase Agreements	—	164,462	164,462	—	—	164,462
Multi-year Collateralized Financing Arrangements	—	(252,796)	(252,796)	—	—	(252,796)
Equity Allocated	$—	$17,897	$17,897	$—	$(17,897)	$—
Less Swaps at Market Value	—	—	—	—	—	—
Net Equity Allocated	$—	$17,897	$17,897	$—	$(17,897)	$—

Non-GAAP Basis	Agency MBS	Non-Agency MBS (4)	MBS Portfolio	Cash (1)	Other, net (5)	Total
(Dollars in Thousands)
Amortized Cost	$6,649,048	$4,406,768	$11,055,816	$563,127	$(38,801)	$11,580,142
Market Value	$6,697,689	$5,079,609	$11,777,298	$563,127	$(38,801)	$12,301,624
Less Payable for Unsettled Purchases	—	—	—	—	—	—
Less Repurchase Agreements	(5,895,942)	(2,507,767)	(8,403,709)	—	—	(8,403,709)
Less Multi-year Collateralized Financing Arrangements	—	(252,796)	(252,796)	—	—	(252,796)
Less Securitized Debt	—	(419,693)	(419,693)	—	—	(419,693)
Less Senior Notes	—	—	—	—	(100,000)	(100,000)
Equity Allocated	$801,747	$1,899,353	$2,701,100	$563,127	$(138,801)	$3,125,426
Less Swaps at Market Value	—	—	—	—	(51,901)	(51,901)
Net Equity Allocated	$801,747	$1,899,353	$2,701,100	$563,127	$(190,702)	$3,073,525
Debt/Net Equity Ratio (6)	7.35	x	1.67	x	3.07	x

(1)  Includes cash, cash equivalents and restricted cash.
(2)  Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable, TBA short positions, and accrued expenses and other liabilities.
(3)  For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $252.8 million and Senior Notes.

(4)  Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and contemporaneous repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheet. Also includes the adjustment t o reflect Non-Agency financing under multi-year collateralized financing arrangements of $252.8 million, while borrowings under repurchase agreements of $246.9 million for which U.S. Treasury securities are pledged as collateral is reclassified to other, net.
(5)  Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $246.9 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable, TBA short positions, and accrued expenses and other liabilities.
(6)  For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases, multi-year collateralized financing arrangements of $252.8 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $246.9 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2013:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$2,048,238	104.3%	103.0%	$2,109,040	18	3.05%	10.0%
HARP (4)	214,193	104.7	103.1	220,912	16	3.02	9.2
Other (Post June 2009) (5)	216,044	103.4	106.2	229,348	39	4.18	24.3
Other (Pre June 2009) (6)	1,282	104.9	106.4	1,363	52	4.50	30.4
Total 15-Year Fixed Rate	$2,479,757	104.2%	103.3%	$2,560,663	19	3.14%	11.3%

Hybrid:
Other (Post June 2009) (5)	$2,493,302	104.0%	104.4%	$2,602,538	29	3.21%	27.2%
Other (Pre June 2009) (6)	1,273,731	101.4	106.2	1,352,533	81	3.48	21.1
Total Hybrid	$3,767,033	103.1	105.0%	$3,955,071	46	3.30	25.0%
CMO/Other	$171,721	102.5	104.0%	$178,535	152	2.46	8.8%
Total Portfolio	$6,418,511	103.5%	104.3%	$6,694,269	39	3.22%	19.2%

(1)  Does not include principal payments receivable of $3.4 million at September 30, 2013.
(2)  Weighted average is based on MBS current face at September 30, 2013.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of September 30, 2013:

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,124,352	104.0%	100.7%	$1,132,144	9	3.04%	100%	4.4%
3.0%	496,084	105.9	103.6	513,967	15	3.49	100	7.9
3.5%	16,861	103.5	105.7	17,814	35	4.16	100	27.6
4.0%	707,225	103.3	106.4	752,793	35	4.40	83	21.0
4.5%	135,235	105.2	106.4	143,945	38	4.87	32	22.1
Total 15-Year Fixed Rate	$2,479,757	104.2%	103.3%	$2,560,663	19	3.62%	91%	11.3%

(1)  Does not include principal payments receivable of $3.4 million at September 30, 2013.
(2)  Weighted average is based on MBS current face at September 30, 2013.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of September 30, 2013:

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$908,801	103.3%	105.6%	$960,085	3.40%	37	22	25%	34.2%
Agency 7/1	1,262,896	104.3	104.0	1,313,844	3.08	25	59	19	24.7
Agency 10/1	321,605	104.6	102.2	328,609	3.20	20	99	63	13.0
Total Hybrids Post June 2009	$2,493,302	104.0%	104.4%	$2,602,538	3.21%	29	50	27%	27.2%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$847,018	101.6%	106.0%	$897,711	2.51%	85	6	53%	14.7%
Coupon >= 4.5% (6)	426,713	101.2	106.6	454,822	5.41	72	21	79	32.9
Total Hybrids Pre June 2009	$1,273,731	101.4%	106.2%	$1,352,533	3.48%	81	11	62%	21.1%
Total Hybrids	$3,767,033	103.1%	105.0%	$3,955,071	3.30%	46	37	39%	25.0%

(1)  Does not include principal payments receivable of $3.4 million at September 30, 2013.
(2)  Weighted average is based on MBS current face at September 30, 2013.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at September 30, 2013.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In Thousands)
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,865,663		$6,509,560
Fair Value	4,973,378		5,382,165
Amortized Cost	4,304,456		4,758,300
Purchase Discount Designated as Credit Reserve and OTTI	(1,118,992)	(1)	(1,380,506)	(2)
Purchase Discount Designated as Accretable	(442,908)		(371,626)
Purchase Premiums	693		872
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$110,664		$52,277
Fair Value	106,231		47,828
Amortized Cost	102,312		43,817
Purchase Discount Designated as Credit Reserve	(5,377)		(6,051)
Purchase Discount Designated as Accretable	(2,975)		(2,409)
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$5,976,327		$6,561,837
Fair Value	5,079,609		5,429,993
Amortized Cost	4,406,768		4,802,117
Purchase Discount Designated as Credit Reserve and OTTI	(1,124,369)	(3)	(1,386,557)	(4)
Purchase Discount Designated as Accretable	(445,883)		(374,035)
Purchase Premiums	693		872

(1)  Includes discount designated as Credit Reserve of $1.074 billion and OTTI of $45.0 million.
(2)  Includes discount designated as Credit Reserve of $1.332 billion and OTTI of $48.7 million.
(3)  Includes discount designated as Credit Reserve of $1.079 billion and OTTI of $45.0 million.
(4)  Includes discount designated as Credit Reserve of $1.338 billion and OTTI of $48.7 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended September 30, 2013 and September 30, 2012 on both a GAAP and Non-GAAP basis:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,264,971)	$(396,581)	$(1,440,752)	$(265,137)
Accretion of discount	—	19,556	—	8,816
Realized credit losses	48,642	—	49,314	—
Purchases	(851)	879	(122,266)	4,554
Sales	27,178	4,248	—	—
Unlinking of Linked Transactions	—	—	—	(2,256)
Transfers/release of credit reserve	71,010	(71,010)	54,053	(54,053)
Balance at the end of period	$(1,118,992)	$(442,908)	$(1,459,651)	$(308,076)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(5,523)	$(2,266)	$(7,152)	$(5,541)
Accretion of discount	—	230	—	173
Realized credit losses	146	—	452	—
New Purchases	—	(939)	—	—
Unlinking of Linked Transactions	—	—	—	3,036
Transfers/release of credit reserve	—	—	54	(54)
Balance at the end of period	$(5,377)	$(2,975)	$(6,646)	$(2,386)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,270,494)	$(398,847)	$(1,447,904)	$(270,678)
Accretion of discount	—	19,786	—	8,989
Realized credit losses	48,788	—	49,766	—
Purchases	(851)	(60)	(122,266)	4,554
Sales	27,178	4,248	—	—
Unlinking of Linked Transactions	—	—	—	780
Transfers/release of credit reserve	71,010	(71,010)	54,107	(54,107)
Balance at the end of period	$(1,124,369)	$(445,883)	$(1,466,297)	$(310,462)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the nine months ended September 30, 2013 and September 30, 2012 on both a GAAP and Non-GAAP basis:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	48,305	—	28,107
Realized credit losses	137,324	—	107,229	—
Purchases	(74,238)	30,533	(370,649)	(3,883)
Sales	38,150	10,158	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	(38,662)	(9,424)
Transfers/release of credit reserve	160,278	(160,278)	71,531	(71,531)
Balance at the end of period	$(1,118,992)	$(442,908)	$(1,459,651)	$(308,076)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(6,051)	$(2,409)	$(45,735)	$(6,206)
Accretion of discount	—	502	—	826
Realized credit losses	545	—	1,002	—
New Purchases	—	(939)	—	—
Unlinking of Linked Transactions	—	—	38,662	2,419
Transfers/release of credit reserve	129	(129)	(575)	575
Balance at the end of period	$(5,377)	$(2,975)	$(6,646)	$(2,386)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,386,557)	$(374,035)	$(1,274,501)	$(256,685)
Accretion of discount	—	48,807	—	28,933
Realized credit losses	137,869	—	108,231	—
Purchases	(74,238)	29,594	(370,649)	(3,883)
Sales	38,150	10,158	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	—	(7,005)
Transfers/release of credit reserve	160,407	(160,407)	70,956	(70,956)
Balance at the end of period	$(1,124,369)	$(445,883)	$(1,466,297)	$(310,462)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.59%	5.90%
Effective Yield Adjustment (2)	1.74	0.75
Net Yield	7.33%	6.65%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	4.41%	5.00%
Effective Yield Adjustment (2)	1.16	1.34
Net Yield	5.57%	6.34%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.57%	5.89%
Effective Yield Adjustment (2)	1.73	0.76
Net Yield	7.30%	6.65%

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

The information in the above tables, on pages 54-57, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 51, the obligation to return the $253 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 51 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at September 30, 2013 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$584	4.09%	$1,270	1.99%	$5,376,070	2.25%	$5,377,924	$5,440,656	2.25%
Freddie Mac	—	—	—	—	1,257,912	2.25	1,257,912	1,243,489	2.25
Ginnie Mae	—	—	—	—	13,212	1.62	13,212	13,544	1.62
Total Agency MBS	$584	4.09%	$1,270	1.99%	$6,647,194	2.25%	$6,649,048	$6,697,689	2.25%
Non-Agency MBS	$—	—	$12,553	6.56%	$4,291,903	7.03%	$4,304,456	$4,973,378	7.03%
Total MBS	$584	4.09%	$13,823	6.14%	$10,939,097	4.13%	$10,953,504	$11,671,067	4.14%

(1)  We did not have any MBS with contractual maturities of less than one year at September 30, 2013.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 2% - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at September 30, 2013, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	4	$1,551,084		$—	$971,889	7.71%
United Kingdom	2	1,193,659		(13,351)	277,464	2.20
France	1	463,398		—	25,468	0.20
Holland	1	289,338		1,799	15,425	0.12
Germany	1	66,658		(3,984)	7,702	0.06
Total European	9	3,564,137		(15,536)	1,297,948	10.29%
Other Countries:
United States (3)	12	$4,261,252		$(36,365)	$744,665	5.91%
Japan	4	667,628		—	44,076	0.35
Other	3	657,570		—	149,805	1.19
Total Other	19	5,586,450		(36,365)	938,546	7.45%
Total	28	$9,150,587	(4)(5)	$(51,901)	$2,236,494	17.74%

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
(5)  Includes $82.4 million of repurchase agreements which are a component of our Linked Transactions.

At September 30, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold;  (ii) the tax portfolio includes certain securities issued by these VIEs;  and (iii)  Non-Agency MBS underlying linked transactions are included in our tax portfolio.  In addition, for our Non-Agency MBS tax portfolio, potential timing differences arise with respect to the accretion of market discount into income and recognition of realized losses for tax purposes as compared to GAAP.  Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS is dependent on a number of factors, including principal payments, defaults and loss severities.  In projecting taxable income for Non-Agency MBS during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily in periods after the realized losses are reported.

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

Status of 2012 tax return and impact on distribution of taxable income for 2012 and 2013

As previously disclosed, following a detailed review of tax calculations, we determined that our originally calculated taxable income for certain years did not fully include the impact of discount accretion and premium amortization for certain MBS within our portfolio. In addition, in prior periods the Company utilized a reconciliation process to compare its calculation of GAAP income to taxable income, which did not identify the underreporting of taxable income.  Consequently, our Board declared two special cash dividends during the nine months ended September 30, 2013 as follows (i) $0.50 per share of common stock during the first quarter of 2013 payable on April 10, 2013, to stockholders of record on March 18, 2013 and (ii) $0.28 per share of common stock during the third quarter of 2013 payable on August 30, 2013 to stockholders of record on August 12, 2013.  Approximately $120.0 million of these distributions were allocated to the previously undistributed REIT taxable income for tax years prior to 2012, with the remainder satisfying a portion of our undistributed 2012 taxable income.

We timely filed our 2012 tax return in September 2013, and reported fully distributed REIT taxable income of approximately $476 million for the year ended December 31, 2012.

We estimate that for the nine months ended September 30, 2013, our taxable income was approximately $297 million. Based on dividends paid or declared during the nine months ended September 30, 2013, we have distributed approximately $236 million in dividends not allocated to prior years. We have until the filing of our 2013 tax return (due not later than September 15, 2014) to declare the distribution of any 2013 REIT taxable income not previously distributed.

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

Results of Operations

Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012

General

For the third quarter of 2013, we had net income available to common stock and participating securities of $67.6 million, or $0.19 per basic and diluted common share, compared to net income available to common stock and participating securities of $76.1 million, or $0.21 per basic and diluted common share, for the third quarter of 2012.  Net interest income decreased due to a decline in the interest rate spread of our Agency MBS portfolio partially offset by an increase in the interest rate spread of our Non-Agency MBS portfolio. In addition, for the third quarter of 2013, we recognized an unrealized loss on TBA short positions, lower unrealized net gains and net interest income from Linked Transactions, an impairment of resecuritization related costs, as well as an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock in April 2013. These decreases were partially offset by an increase in the gains on sale of MBS and U.S. Treasury securities during the third quarter of 2013.

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

For the third quarter of 2013, our net interest income decreased by $2.8 million to $76.5 million from $79.3 million for the third quarter of 2012.  This decrease primarily reflects the impact of lower yielding Agency MBS, the lower average balance of our Non-Agency MBS as measured by amortized cost, partially offset by higher yielding Non-Agency MBS due to strong credit performance, and lower Agency MBS borrowing costs.  The net interest spread on our Agency MBS portfolio declined to 1.01% for the third quarter of 2013 compared to 1.13% for the third quarter of 2012. The net interest spread on our Non-Agency MBS portfolio increased to 4.42% for the third quarter of 2013 compared to 4.24% for the third quarter of 2012. Our net interest spread and margin for the third quarter of 2013 were 2.24% and 2.63%, respectively, compared to a net interest spread and margin of 2.22% and 2.61%, respectively, for the third quarter of 2012.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2013 and 2012.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2013				2012
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,778,969		$36,158	2.13%	$7,093,871		$47,198	2.66%
Non-Agency MBS (1)	4,492,861		82,303	7.33	4,685,068		77,899	6.65
Total MBS	11,271,830		118,461	4.20	11,778,939		125,097	4.25
Cash and cash equivalents (2)	436,816		21	0.02	406,488		38	0.04
Total interest-earning assets	11,708,646		118,482	4.05	12,185,427		125,135	4.11
Total non-interest-earning assets	1,157,365				1,265,482
Total assets	$12,866,011				$13,450,909

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$5,966,140		$16,848	1.12	$6,398,410		$24,651	1.53
Non-Agency repurchase agreements (3)	2,713,270		20,265	2.96	2,342,610		14,666	2.49
Total repurchase agreements	8,679,410		37,113	1.70	8,741,020		39,317	1.78
Securitized debt	440,665		2,830	2.55	819,361		4,477	2.17
Senior Notes	100,000		2,007	8.03	100,000		2,007	8.03
Total interest-bearing liabilities	9,220,075		41,950	1.81	9,660,381		45,801	1.89
Total non-interest-bearing liabilities	542,139				788,075
Total liabilities	9,762,214				10,448,456
Stockholders’ equity	3,103,797				3,002,453
Total liabilities and stockholders’ equity	$12,866,011				$13,450,909

Net interest income/ net interest rate spread (4)			$76,532	2.24%			$79,334	2.22%
Net interest-earning assets/ net interest margin (5)	$2,488,571			2.63%	$2,525,046			2.61%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.26	x

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
(4)  Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(5)  Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2013
	Compared to
	Three Months Ended September 30, 2012
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(2,019)	$(9,021)	$(11,040)
Non-Agency MBS	(3,289)	7,693	4,404
Cash and cash equivalents	3	(20)	(17)
Total net change in income from interest-earning assets	$(5,305)	$(1,348)	$(6,653)

Interest-bearing liabilities:
Agency repurchase agreements	$(1,566)	$(6,237)	$(7,803)
Non-Agency repurchase agreements	2,545	3,054	5,599
Securitized debt	(2,325)	678	(1,647)
Senior Notes	—	—	—
Total net change in expense of interest-bearing liabilities	$(1,346)	$(2,505)	$(3,851)
Net change in net interest income	$(3,959)	$1,157	$(2,802)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2013	2.24%	2.63%
June 30, 2013	2.38	2.73
March 31, 2013	2.32	2.69
December 31, 2012	2.32	2.69
September 30, 2012	2.22	2.61

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2013	2.13%	1.12%	1.01%	7.33%	2.91%	4.42%	4.20%	1.74%	2.46%
June 30, 2013	2.19	1.15	1.04	7.15	2.41	4.74	4.18	1.56	2.62
March 31, 2013	2.42	1.24	1.18	6.80	2.45	4.35	4.17	1.63	2.54
December 31, 2012	2.59	1.36	1.23	6.70	2.42	4.28	4.23	1.71	2.52
September 30, 2012	2.66	1.53	1.13	6.65	2.41	4.24	4.25	1.82	2.43

(1) Annualized interest income on MBS divided by average amortized cost of MBS.
(2) Annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps, and securitized debt. Non-Agency cost of funding for the quarter ended September 30, 2013 includes 57 basis points associated with Swaps to hedge additional interest rate sensitivity on these assets.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the third quarter of 2013 decreased by $11.0 million, or 23.4% to $36.2 million from $47.2 million for the third quarter of 2012.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.13% for the third quarter of 2013 from 2.66% for the third quarter of 2012 and a $314.9 million decrease in the average amortized cost of our Agency MBS portfolio to $6.779 billion for the third quarter of 2013 from $7.094 billion for the third quarter of 2012.  During the third quarter of 2013, our Agency MBS portfolio experienced a 19.3% CPR and we recognized $15.8 million of net premium amortization compared to a CPR of 21.6% and $14.8 million of net premium amortization for the third quarter of 2012.  At the end of the third quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 42 basis points to 3.07% for the third quarter of 2013 from 3.49% for the third quarter of 2012.  At September 30, 2013, we had net purchase premiums on our Agency MBS of $227.1 million, or 3.5% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $4.4 million, or 5.7%, for the third quarter of 2013 to $82.3 million compared to $77.9 million for the third quarter of 2012, principally due to the increase in the net yield on our Non-Agency MBS portfolio, partially offset by the decrease in the amortized cost of our Non-Agency MBS portfolio. Our Non-Agency MBS portfolio yielded 7.33% for the third quarter of 2013 compared to 6.65% for the third quarter of 2012. For the third quarter of 2013, the average amortized cost of our Non-Agency MBS decreased by $192.2 million or 4.1%, to $4.493 billion, from $4.685 billion for the third quarter of 2012.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets at yields less than our overall portfolio yield.  During the third quarter of 2013, we recognized net purchase discount accretion of $19.5 million on our Non-Agency MBS, compared to $8.8 million for the third quarter of 2012.  At September 30, 2013, we had net purchase discounts of $1.561 billion, including Credit Reserve and previously recognized OTTI of $1.119 billion, on our Non-Agency MBS, or 26.6% of par value.  During the third quarter of 2013 we reallocated $71.0 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
Quarter Ended
September 30, 2013	3.07%	2.13%	19.25%	5.59%	7.33%	18.15%	4.07%	4.20%	18.77%
June 30, 2013	3.14	2.19	20.19	5.71	7.15	16.37	4.17	4.18	18.53
March 31, 2013	3.25	2.42	19.08	5.78	6.80	15.06	4.26	4.17	17.34
December 31, 2012	3.38	2.59	19.23	5.85	6.70	15.53	4.37	4.23	17.67
September 30, 2012	3.49	2.66	21.62	5.90	6.65	15.42	4.45	4.25	19.08

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, decreased by $17,000, or 44.7% to $21,000 for the third quarter of 2013 from $38,000 for the 2012 period.  Our average cash investments were $436.8 million and yielded 0.02% for the third quarter of 2013 compared to average cash investments of $406.5 million that yielded 0.04% for the third quarter of 2012.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Interest Expense

Our interest expense for the third quarter of 2013 decreased by $3.9 million, or 8.4% to $42.0 million, from $45.8 million for the third quarter of 2012.  This decrease primarily reflects the lower effective interest rate paid on borrowings to finance Agency MBS and a decrease in the average balance of securitized debt which was partially offset by an increase in our average borrowings to finance Non-Agency MBS.

At September 30, 2013, we had repurchase agreement borrowings of $8.568 billion and securitized debt of $419.7 million, of which $4.079 billion was hedged with Swaps.  At September 30, 2013, our Swaps had a weighted average fixed-pay rate of 1.93% and extended 51 months on average with a maximum remaining term of approximately 9.94 years.

The following table presents information about our securitized debt at September 30, 2013:

	At September 30, 2013
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$133,008	1.18%
30 Day LIBOR + 125 basis points	104,633	1.43
Fixed Rate	105,567	2.85
Weighted Average Coupon Rate	76,485	4.02
Total	$419,693	2.18%

The effective interest rate paid on our borrowings decreased to 1.81% for the quarter ended September 30, 2013 from 1.89% for the quarter ended September 30, 2012.  This decrease reflects the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost financing associated with our Non-Agency MBS portfolio.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $15.9 million or 68 basis points, for the quarter ended September 30, 2013, compared to interest expense of $18.1 million, or 75 basis points, for the third quarter of 2012.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  The weighted average fixed-pay rate on our Swaps decreased to 2.07% for the quarter ended September 30, 2013 from 2.72% for the quarter ended September 30,

2012.  The weighted average variable interest rate received on our Swaps decreased to 0.20% for the quarter ended September 30, 2013 from 0.27% for the quarter ended September 30, 2012.  During the quarter ended September 30, 2013, we entered into 14 new Swaps with an aggregate notional amount of $1.750 billion, a weighted average fixed-pay rate of 2.13% with initial maturities ranging from five to ten years, and had Swaps with an aggregate notional amount of $358.0 million and a weighted average fixed-pay rate of 4.16% amortize and/or expire.

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

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
At the Period Ended
September 30, 2013	3.0	3.1
June 30, 2013	3.1	3.1
March 31, 2013	3.1	3.1
December 31, 2012	3.0	3.0
September 30, 2012	3.2	3.2

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.
(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheets as a component of Linked Transactions of $82.4 million, $33.2 million, $34.1 million, $35.3 million and $36.4 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the third quarters of 2013 and 2012, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. At September 30, 2013, we had 289 Agency MBS with a gross unrealized loss of $67.7 million and 49 Non-Agency MBS with a gross unrealized loss of $8.8 million.  Impairments on Agency MBS in an unrealized loss position at September 30, 2013 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the third quarter of 2013, other income, net decreased by $1.9 million to $5.6 million, from $7.5 million for the third quarter of 2012.  The 2013 income primarily reflects $13.7 million of net gains realized on the sale of certain Non-Agency MBS and U.S. Treasury securities and unrealized net gains and net interest income of $544,000 on our Linked Transactions, which was partially offset by $8.7 million of unrealized losses on TBA short positions. During the three months ended September 30, 2013, we sold Non-Agency MBS for $102.2 million, realizing gross gains of $13.7 million. The $8.7 million of unrealized losses on TBA short positions for the third quarter of 2013 reflects unrealized losses on the sale $350.0 million notional of 15-year Agency MBS 2.5% TBA Securities to be settled on October 16, 2013. The unrealized net gains and net interest income from Linked Transactions of $544,000 for the three months ended September 30, 2013 included interest income of $1.1 million on the underlying Non-Agency MBS, interest expense of $275,000 on the borrowings under repurchase agreements and a decline of $290,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $3.2 million for the three months ended September 30, 2012 included interest income of $812,000 on the underlying Non-Agency MBS, interest expense of $168,000 on borrowings under repurchase agreements and an increase of $2.5 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

For the third quarter of 2013, we had compensation and benefits and other general and administrative expense of $8.7 million, or 1.13% of average equity, compared to $8.7 million, or 1.15% of average equity, for the third quarter of 2012.  The decrease in our compensation and benefits expense to $5.3 million for the third quarter of 2013, compared to $6.0 million for the third quarter of 2012, primarily reflects lower equity-based compensation expense as certain awards became fully vested during 2012. Our other general and administrative expenses increased by $768,000 to $3.4 million for the quarter ended September 30, 2013 compared to $2.7 million for the quarter ended September 30, 2012.  The increase was primarily comprised of increases in lease expense, professional services, including auditing and legal fees, recruitment costs and the cost of data and analytical systems.

In addition, for the third quarter of 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
September 30, 2013	2.10%	8.71%	24.12%	1.18%	(6)	$7.85
June 30, 2013	2.10	8.29	25.35	1.16		8.19
March 31, 2013	2.20	8.92	24.63	1.05	(7)	8.84
December 31, 2012	1.96	8.12	24.16	1.06		8.99
September 30, 2012	2.26	10.14	22.32	0.99		8.80

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
(6) Excludes the special common stock dividend declared on August 1, 2013.
(7) Excludes the special common stock dividend declared on March 4, 2013.

Nine Month Period Ended September 30, 2013 Compared to the Nine Month Period Ended September 30, 2012

General

For the nine months ended September 30, 2013, we had net income available to common stock and participating securities of $210.2 million, or $0.58 per basic and diluted common share, compared to net income available to common stock and participating securities of $231.5 million, or $0.65 per basic and diluted common share, for the nine months ended September 30, 2012. Net interest income decreased due to a decline in the interest rate spread of our Agency MBS portfolio partially offset by an increase in the interest rate spread of our Non-Agency MBS portfolio. In addition, for the nine months ended September 30, 2013, we recognized lower unrealized net gains and net interest income from Linked Transactions, unrealized losses on TBA short positions, a $3.9 million write-off of issuance costs on the redemption of Series A Preferred Stock (see Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q), an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock in April 2013, an impairment of resecuritization related costs, as well as an excise tax and interest accrual. These decreases were partially offset by an increase in the gains on sale of MBS and U.S. Treasury securities during the nine months ended September 30, 2013.

Net Interest Income

For the nine months ended September 30, 2013, our net interest income decreased by $4.3 million to $241.3 million from $245.6 million for the nine months ended September 30, 2012.  This decrease primarily reflects the impact of lower yielding Agency MBS and higher Non-Agency MBS borrowing costs partially offset by lower Agency MBS borrowing costs, higher yielding Non-Agency MBS due to strong credit performance, and the increase in average balance of our Non-Agency MBS portfolio as measured by amortized cost.  The net interest spread on our Agency MBS portfolio declined to 1.08% for the first nine months of 2013 compared to 1.29% for the first nine months of 2012. The net interest spread on our Non-Agency MBS portfolio increased to 4.50% for the first nine months of 2013 compared to 4.47% for the first nine months of 2012. Our net interest spread and margin for the first nine months of 2013 were 2.32% and 2.68%, respectively, compared to a net interest spread and margin of 2.40% and 2.81%, respectively, for the first nine months of 2012.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2013 and 2012.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2013				2012
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,926,018		$116,982	2.25%	$6,867,940		$150,048	2.91%
Non-Agency MBS (1)	4,605,323		244,816	7.09	4,406,416		224,057	6.78
Total MBS	11,531,341		361,798	4.18	11,274,356		374,105	4.42
Cash and cash equivalents (2)	448,280		93	0.03	374,611		84	0.03
Total interest-earning assets	11,979,621		361,891	4.03	11,648,967		374,189	4.28
Total non-interest-earning assets	1,443,042				1,041,430
Total assets	$13,422,663				$12,690,397

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$6,209,460		$54,365	1.17	$6,175,813		$75,011	1.62
Non-Agency repurchase agreements (3)	2,588,254		50,820	2.63	1,984,486		36,628	2.47
Total repurchase agreements	8,797,714		105,185	1.60	8,160,299		111,639	1.83
Securitized debt	517,035		9,381	2.43	899,797		13,186	1.96
Senior Notes (4)	100,000		6,020	8.05	63,139		3,791	8.00
Total interest-bearing liabilities	9,414,749		120,586	1.71	9,123,235		128,616	1.88
Total non-interest-bearing liabilities	702,271				742,919
Total liabilities	10,117,020				9,866,154
Stockholders’ equity	3,305,643				2,824,243
Total liabilities and stockholders’ equity	$13,422,663				$12,690,397

Net interest income/ net interest rate spread (5)			$241,305	2.32%			$245,573	2.40%
Net interest-earning assets/ net interest margin (6)	$2,564,872			2.68%	$2,525,732			2.81%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.28	x

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

	Nine Months Ended September 30, 2013
	Compared to
	Nine Months Ended September 30, 2012
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$1,255	$(34,321)	$(33,066)
Non-Agency MBS	10,313	10,446	20,759
Cash and cash equivalents	9	—	9
Total net change in income from interest-earning assets	$11,577	$(23,875)	$(12,298)

Interest-bearing liabilities:
Agency repurchase agreements	$402	$(21,048)	$(20,646)
Non-Agency repurchase agreements	11,701	2,491	14,192
Securitized debt	(6,479)	2,674	(3,805)
Senior Notes (1)	2,215	14	2,229
Total net change in expense of interest-bearing liabilities	$7,839	$(15,869)	$(8,030)
Net change in net interest income	$3,738	$(8,006)	$(4,268)

(1)  We did not have any Senior Notes prior to April 11, 2012.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2013	2.25%	1.17%	1.08%	7.09%	2.59%	4.50%	4.18%	1.64%	2.54%
September 30, 2012	2.91	1.62	1.29	6.78	2.31	4.47	4.42	1.84	2.58

(1) Annualized interest income on MBS divided by average amortized cost of MBS.
(2) Annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps, and securitized debt. Non-Agency cost of funding for the nine months ended September 30, 2013 includes 19 basis points associated with Swaps to hedge additional interest rate sensitivity on these assets.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the nine months of 2013 decreased by $33.1 million, or 22.0% to $117.0 million from $150.0 million for the first nine months of 2012.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.25% for the first nine months of 2013 from 2.91% for the first nine months of 2012, partially offset by an increase in the average amortized cost of our Agency MBS portfolio to $6.926 billion for the first nine months of 2013 from $6.868 billion for the first nine months of 2012.  During the first nine months of 2013, our Agency MBS portfolio experienced a 19.5% CPR and we recognized $47.0 million of net premium amortization compared to a CPR of 20.0% and $37.9 million of net premium amortization for the first nine months of 2012.  At the end of the third quarter of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 49 basis points to 3.16% for the first nine months of 2013 from 3.65% for the first nine months of 2012.  At September 30, 2013, we had net purchase premiums on our Agency MBS of $227.1 million, or 3.5% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased by $20.8 million, or 9.3%, for the first nine months of 2013 to $244.8 million compared to $224.1 million for the first nine months of 2012, principally due to the increases in the amortized cost and yield of our Non-Agency MBS portfolio.  For the first nine months of 2013, the average amortized cost of our Non-Agency MBS increased by $198.9 million or 4.5%, to $4.605 billion, from $4.406 billion for the first nine months of 2012.  Our Non-Agency MBS portfolio yielded 7.09% for the first nine months of 2013 compared to 6.78% for the first nine months of 2012.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first nine months of 2013, we recognized net purchase discount accretion of $48.1 million on our Non-Agency MBS, compared to $27.9 million for the first nine months of 2012.  At September 30, 2013, we had net purchase discounts of $1.561 billion, including Credit Reserve and previously recognized OTTI of $1.119 billion, on our Non-Agency MBS, or 26.6% of par value.  During the first nine months of 2013 we reallocated $160.3 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yields and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Nine Months Ended	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR
September 30, 2013	3.16%	2.25%	19.50%	5.69%	7.09%	16.50%	4.17%	4.18%	18.20%
September 30, 2012	3.65	2.91	19.99	5.94	6.78	14.83	4.54	4.42	17.96

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

Interest income from our cash investments, which are comprised of money market investments and are not a material source of income as the yields on such funds remain at historically low levels, increased by $9,000, or 10.7% to $93,000 for the first nine months of 2013 from $84,000 for the 2012 period.  Our average cash investments were $448.3 million and yielded 0.03% for the first nine months of 2013 compared to average cash investments of $374.6 million that yielded 0.03% for the first nine months of 2012.  In general, we manage our cash investments relative to our investing, financing and operating requirements, investment opportunities and current and anticipated market conditions.

Interest Expense

Our interest expense for the first nine months of 2013 decreased by $8.0 million, or 6.2% to $120.6 million, from $128.6 million for the first nine months of 2012.  This decrease primarily reflects the lower effective interest rate paid on borrowings to finance Agency MBS which was partially offset by the increase in our average borrowings to finance Non-Agency MBS.

At September 30, 2013, we had repurchase agreement borrowings of $8.568 billion and securitized debt of $419.7 million, of which $4.079 billion was hedged with Swaps.  At September 30, 2013, our Swaps had a weighted average fixed-pay rate of 1.93% and extended 51 months on average with a maximum remaining term of approximately 9.94 years.

The effective interest rate paid on our borrowings decreased to 1.71% for the nine months ended September 30, 2013 from 1.88% for the nine months ended September 30, 2012.  This decrease reflects the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost financing associated with our Non-Agency MBS.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $40.9 million, or 58 basis points, for the nine months ended September 30, 2013, compared to interest expense of $58.3 million, or 85 basis points, for the first nine months of 2012.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  The weighted average fixed-pay rate on our Swaps decreased to 2.15% for the first nine months of 2013 from 2.74% for the first nine months of 2012.  The weighted average variable interest rate received on our Swaps decreased to 0.20% for the first nine months of 2013 from 0.29% for the first nine months of 2012.  During the first nine months ended September 30, 2013, we entered into 23 new Swaps with an aggregate notional amount of $2.501 billion, a weighted average fixed-pay rate of 1.85% with initial maturities ranging from two months to ten years, and had Swaps with an aggregate notional amount of $941.3 million and a weighted average fixed-pay rate of 2.73% amortize and/or expire.

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

OTTI

During the first nine months of 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS compared to $1.2 million against our Non-Agency MBS during the first nine months of 2012.  The impairment charges during the first nine months of 2012 reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows.

Other Income, net

For the first nine months of 2013, other income, net decreased by $5.8 million or 30.9%, to $12.9 million, from $18.7 million for the first nine months of 2012.  The 2013 income primarily reflects $19.7 million of net gains realized on the sale of certain Non-Agency MBS and U.S. Treasury securities, and unrealized net gains and net interest income of $1.8 million on our Linked Transactions which was partially offset by $8.7 million of unrealized losses on TBA short positions.  During the nine months ended September 30, 2013, we sold Non-Agency MBS for $118.2 million, realizing gross gains of $19.7 million and sold U.S. Treasury securities for $375.4 million, realizing gross losses of approximately $31,000.  For the nine months ended September 30, 2012, we sold certain Agency MBS for $137.1 million, realizing gross gains of $7.2 million.  The $8.7 million of unrealized losses on TBA short positions for the first nine months of 2013 reflects unrealized losses on the sale $350.0 million notional of 15-year Agency MBS 2.5% TBA Securities to be settled on October 16, 2013. The unrealized net gains and net interest income on Linked Transactions of $1.8 million for the nine months ended September 30, 2013 included interest income of $2.4 million on the underlying Non-Agency MBS, interest expense of $552,000 on the borrowings under repurchase agreements and an decline of $94,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $11.4 million for the nine months ended September 30, 2012 included interest income of $4.4 million on the underlying Non-Agency MBS, interest expense of $965,000 on borrowings under repurchase agreements and an increase of $8.0 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

During the first nine months of 2013, we had compensation and benefits and other general and administrative expense of $26.0 million, or 1.05% of average equity, compared to $25.4 million, or 1.20% of average equity, for the first nine months of 2012.  The decrease in our compensation and benefits expense to $15.9 million for the first nine months ended September 30, 2013, compared to $16.8 million for the nine months ended September 30, 2012, primarily reflects lower equity-based compensation expense as certain awards became fully vested during 2012. Our other general and administrative expenses increased by $1.5 million to $10.2 million for the first nine months of 2013 compared to $8.7 million for the first nine months of 2012.  The increase was primarily comprised of increases in professional services, including auditing and legal fees, recruitment costs and the cost of data and analytical systems and lease expense.

During the first nine months of 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs. In addition, an excise tax and interest accrual of $2.0 million was recorded during the nine months ended September 30, 2013, reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and additional accrual of interest with respect to prior years undistributed taxable income.
 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
September 30, 2013	2.10%	8.48%	24.71%	1.14%	(6)	$7.85
September 30, 2012	2.43	10.93	22.25	1.05		8.80

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
(6) Excludes the special cash dividends declared on March 4, 2013 and August 1, 2013.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2013, we had 12.9 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2013, we issued 8,168,287 shares of common stock through our DRSPP, raising net proceeds of $67.8 million.

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
Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions generally conform to the terms in the standard master repurchase agreement as published by SIFMA or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (as defined below), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2013 and December 31, 2012:

	Weighted Average Haircut
At September 30, 2013		Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.62%	3.00%	6.00%
Non-Agency MBS	31.91	10.00	63.00
U.S. Treasury securities	2.00	2.00	2.00

	Weighted Average Haircut
At December 31, 2012		Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.80%	3.00%	7.00%
Non-Agency MBS	30.49	10.00	63.00
U.S. Treasury securities	1.74	1.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2012.

During the first nine months of 2013, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At September 30, 2013, we had a total of $10.257 billion of MBS and U.S. Treasury securities and $59.3 million of restricted cash pledged against our repurchase agreements and Swaps.  At September 30, 2013, we had a Cushion of $966.6 million available to meet potential margin calls, comprised of cash and cash equivalents of $503.9 million, unpledged Agency MBS of $415.0 million, and excess Agency MBS collateral of $47.7 million.  In addition, at September 30, 2013, we had unpledged Non-Agency MBS with a fair value of $51.8 million and Non-Agency MBS with a fair value of $222.5 million pledged in excess of contractual requirements.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2013	$8,679,410	$8,568,171	$8,721,573	$440,665	$419,693	$462,207
June 30, 2013	8,842,018	8,909,283	8,909,283	505,409	443,748	508,893
March 31, 2013	8,873,852	8,902,827	8,956,951	606,858	542,014	609,707
December 31, 2012	8,841,994	8,752,472	8,966,468	712,259	646,816	718,326
September 30, 2012	8,741,020	8,832,326	8,832,326	819,361	749,471	821,256

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Nine Months Ended September 30, 2013

Our cash and cash equivalents increased by $102.6 million during the nine months ended September 30, 2013, reflecting:  $1.192 billion provided by our investing activities, primarily from payments on MBS; $227.1 million provided by our operating activities; and $1.316 billion used in our financing activities.

Our debt-to-equity multiple was 3.0x at September 30, 2013 and December 31, 2012.  At September 30, 2013, we had borrowings under repurchase agreements of $8.568 billion with 27 counterparties, of which $5.896 billion was secured by Agency MBS, $2.425 billion was secured by Non-Agency MBS and $246.9 million was secured by U.S. Treasuries.  In addition, at such date, we had $82.4 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2012, we had borrowings under repurchase agreements of $8.752 billion with 26 counterparties and had borrowings under repurchase agreements of $35.3 million that were a component of our Linked Transactions.

At September 30, 2013, outstanding securitized debt was $419.7 million, which had a weighted average expected remaining term of 0.76 years at September 30, 2013. During the nine months ended September 30, 2013, securitized debt was reduced by principal payments of $303.6 million. During the nine months ended September 30, 2013, the principal balance for the DMSI 2010-RS2 Senior Bond (A1 tranche) was paid off and the A2 tranche was sold to third parties for proceeds of $76.5 million.

 During the nine months ended September 30, 2013, we issued 8.0 million shares of our Series B Preferred Stock in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and estimated offering expenses. A portion of such net proceeds were used during the nine months ended September 30, 2013, to redeem all 3,840,000 outstanding shares of our Series A Preferred

Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the redemption date. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

During the nine months ended September 30, 2013 we received $1.192 billion through our investing activities.  During this period, we received cash of $2.231 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.517 billion was attributable to Agency MBS and $714.0 million was from Non-Agency MBS.  During the nine months ended September 30, 2013, we purchased $1.223 billion of Agency MBS and $310.5 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  During the nine months ended September 30, 2013 we sold certain of our Non-Agency MBS and U.S. Treasury securities for $493.6 million, realizing net gains of $19.7 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2013	$395,970	$61,400	$457,370	$506,703	$49,333
June 30, 2013	421,744	2	421,746	294,067	(127,679)
March 31, 2013	631,265	—	631,265	575,083	(56,182)
December 31, 2012	365,286	—	365,286	350,589	(14,697)
September 30, 2012	429,201	—	429,201	461,123	31,922

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants to date.

During the nine months ended September 30, 2013, we paid $514.0 million for cash dividends on our common stock and DERs which included (i) a special cash dividend paid on April 10, 2013 of $0.50 per share of common stock, or $179.9 million, including DERs of approximately $641,000 and (ii) a special cash dividend paid on August 30, 2013 of $0.28 per share of common stock, or $102.2 million, including DERs of approximately $355,000. In addition, during the nine months ended September 30, 2013, we paid cash dividends of $10.0 million on our preferred stock. On September 26, 2013, we declared our third quarter 2013 dividend on our common stock of $0.22 per share; on October 31, 2013, we paid this dividend which totaled $80.7 million, including DERs of approximately $191,000.

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
Non-Agency prices have generally trended up during the last seven quarters. As with other financial assets, this has been driven by very accommodative Federal Reserve monetary policy. It has also been driven by strong mortgage credit fundamentals with increasing home prices, declining defaults, stable severities and higher voluntary prepayment rates.
At these higher prices and therefore lower yields, we believe that our Non-Agency MBS have become more interest rate sensitive and now exhibit positive duration. In analyzing the interest rate sensitivity of our Non-Agency MBS we take into account the characteristics of the underlying mortgage loans including credit quality and whether the underlying loans are fixed-rate, adjustable or hybrid. We estimate the duration of our Non-Agency MBS using management's assumptions.
We use Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our repurchase agreement financings, which rates are typically highly correlated with LIBOR. While our derivatives do not extend the maturities of our borrowings under repurchase agreements, they do, however, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreements that are hedged. In addition to Swaps, we have entered into TBA short positions as a means of managing interest rate risk and MBS basis risk associated with our investment and financing activities.

 At September 30, 2013, MFA’s $11.777 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS			Total
	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)
Time to Reset

(Dollars in Thousands)
< 2 years (3)	$2,119,825	11	24.2%	$3,074,707	3	17.4%	$5,194,532	6	20.3%
2-5 years	1,010,058	44	30.7	503,782	36	20.2	1,513,840	41	26.8
> 5 years	1,007,143	76	18.6	—	—	—	1,007,143	76	18.6
ARM-MBS Total	$4,137,026	34	24.3%	$3,578,489	8	17.9%	$7,715,515	22	21.3%
15-year fixed (4)	$2,560,663		11.3%	$13,189		8.2%	$2,573,852		11.2%
30-year fixed (4)	—		—	1,482,040		18.9	1,482,040		18.9
40-year fixed (4)	—		—	5,891		10.2	5,891		10.2
Fixed-Rate Total	$2,560,663		11.3%	$1,501,120		18.3%	$4,061,783		14.0%
MBS Total	$6,697,689		19.2%	$5,079,609		18.0%	$11,777,298		18.7%

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

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at September 30, 2013.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at September 30, 2013.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value	Estimated Change in Fair Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,995,290	$115,602	$12,110,892	$(109,634)	(1.02)%	(0.90)%
+ 50 Basis Point Increase	$12,143,369	$27,202	$12,170,571	$(49,955)	(0.98)%	(0.41)%
Actual at September 30, 2013	$12,281,150	$(60,624)	$12,220,526	$—	—	—
- 50 Basis Point Decrease	$12,408,636	$(147,881)	$12,260,755	$40,229	(2.06)%	0.33%
-100 Basis Point Decrease	$12,525,824	$(234,565)	$12,291,259	$70,733	(8.18)%	0.58%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2013.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  Given the low level of interest rates at September 30, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At September 30, 2013, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of hedging and other derivative instruments, of 0.65 which is the weighted average of 2.69 for our Agency MBS, (4.01) for our derivative hedging instruments, 1.46 for our Non-Agency MBS and zero for our cash and cash equivalents, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.30), which is the weighted average of (0.59) for our Agency MBS, 0.05 for our derivative hedging instruments, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in accumulated other comprehensive income/(loss), a component of stockholders’ equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At September 30, 2013, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At September 30, 2013, our Non-Agency MBS had a fair value of $4.973 billion and an amortized cost of $4.304 billion, comprised of gross unrealized gains of $677.7 million and gross unrealized losses of $8.8 million.  At September 30, 2013, our Linked Transactions included MBS with a fair value of $106.2 million, including net unrealized gains of $3.9 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at September 30, 2013.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of September 30, 2013:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	104	87	107	16	46	54	414
MBS current face (3)	$1,825,304	$1,199,872	$1,351,510	$197,504	$677,965	$657,649	$5,909,804
Total purchase discounts, net (3)	$(467,433)	$(350,397)	$(265,960)	$(74,599)	$(247,050)	$(163,252)	$(1,568,691)
Purchase discount designated as Credit Reserve and OTTI (4)	$(360,201)	$(218,474)	$(135,480)	$(53,720)	$(242,435)	$(114,059)	$(1,124,369)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	19.7%	18.2%	10.0%	27.2%	35.8%	17.3%	19.0%
MBS amortized cost (3)	$1,357,871	$849,475	$1,085,550	$122,905	$430,915	$494,397	$4,341,113
MBS fair value (3)	$1,549,661	$1,006,486	$1,211,407	$154,366	$515,323	$576,743	$5,013,986
Weighted average fair value to current face	84.9%	83.9%	89.6%	78.2%	76.0%	87.7%	84.8%
Weighted average coupon (5)	4.53%	3.89%	3.39%	4.10%	4.75%	4.21%	4.12%
Weighted average loan age (months) (5)(6)	78	87	101	82	88	102	89
Weighted average current loan size (5)(6)	$542	$530	$343	$447	$278	$288	$432
Percentage amortizing (7)	36%	52%	63%	45%	58%	67%	52%
Weighted average FICO score at origination (5)(8)	733	730	727	704	705	705	724
Owner-occupied loans	89.9%	89.8%	86.0%	79.0%	84.2%	84.2%	87.3%
Rate-term refinancings	27.7%	19.3%	16.0%	19.6%	15.8%	13.8%	20.1%
Cash-out refinancings	32.4%	33.7%	27.0%	43.9%	40.5%	37.0%	33.3%
3 Month CPR (6)	20.1%	18.8%	16.0%	16.4%	16.1%	13.7%	17.6%
3 Month CRR (6)(9)	14.1%	14.2%	12.5%	6.5%	9.3%	9.6%	12.4%
3 Month CDR (6)(9)	5.9%	5.0%	3.2%	5.7%	6.2%	3.9%	4.9%
3 Month loss severity	49.8%	43.5%	46.7%	57.6%	59.2%	52.6%	50.0%
60+ days delinquent (8)	16.6%	15.8%	13.3%	23.9%	24.7%	16.8%	16.9%
Percentage of always current borrowers (Lifetime) (10)	49.4%	48.6%	54.3%	37.9%	33.9%	41.3%	47.3%
Percentage of always current borrowers (12M) (11)	70.6%	72.0%	75.6%	61.6%	58.4%	65.4%	69.8%
Weighted average credit enhancement (8)(12)	0.6%	1.6%	5.2%	0.5%	0.9%	6.7%	2.6%

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
(3) Excludes Non-Agency MBS issued in 2013 in which the underlying collateral consists of re-performing loans that were originated in prior years. These Non-Agency MBS are a component of our Linked Transactions and have a current face of $66.5 million, amortized cost of $65.7 million, fair value of $65.6 million and purchase discounts of $868,000 at September 30, 2013.
(4) Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.
(5)  Weighted average is based on MBS current face at September 30, 2013.
(6)  Information provided is based on loans for individual groups owned by us.
(7)  Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.
(8)  Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.
(9)  CRR represents voluntary prepayments and CDR represents involuntary prepayments.
(10) Percentage of face amount of loans for which the borrower has not been delinquent since origination.
(11) Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.
(12) Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of September 30, 2013, a total of 269 Non-Agency MBS in our portfolio representing approximately $3.982 billion or 67% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at September 30, 2013:

Property Location	Percent
Southern California	28.1%
Northern California	17.3%
Florida	8.0%
New York	5.2%
Virginia	3.8%
New Jersey	3.3%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At September 30, 2013, we had a Cushion of $966.6 million available to meet potential margin calls, comprised of cash and cash equivalents of $503.9 million, unpledged Agency MBS of $415.0 million and Agency MBS with a fair value of $47.7 million pledged in excess of contractual requirements.  In addition, at September 30, 2013, we had unpledged Non-Agency MBS with a fair value of $51.8 million and Non-Agency MBS with a fair value of $222.5 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act, that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2013, of the design and operation of the Company’s disclosure controls and procedures.  As discussed below, under the caption “Changes in Internal Control Over Financial Reporting,” the Company determined that at December 31, 2012, control deficiencies existed in the Company’s process to calculate taxable income for MBS, which in the aggregate rose to the level of a material weakness in internal control over financial reporting.  As further discussed below, during the quarter ended September 30, 2013, the Company has placed in operation certain revised and/or new controls and procedures that it believes will remediate the material weakness. However, the Company’s efforts to remediate the identified material weakness are ongoing.  Consequently, based on its evaluation, and after consideration of the status of its efforts to remediate control deficiencies that resulted in the previously identified material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

As previously reported, the Company’s management has been in the process of developing and implementing new processes and procedures to remediate the material weakness described above.  Those initiatives have included the following:

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

During the quarter ended September 30, 2013, the Company has placed in operation certain revised and/or new controls and procedures intended to address the material weakness described above. The Company believes that if these measures operate as designed, they should remediate the material weakness discussed above (as well as address the ineffectiveness of the Company’s disclosure controls and procedures).  However, such measures are required to be in operation for a period sufficient to reasonably evaluate their effectiveness and are subject to management’s internal control testing process, the results of which will be considered before management can conclude whether such measures have remediated the identified material weakness. Accordingly, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.  As such efforts remain in process at September 30, 2013, management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, has not changed as of September 30, 2013.

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

The following table presents information with respect to (i) shares of common stock repurchased by the Company under the Repurchase Program, (ii) restricted shares withheld (under the terms of grants under the Company's 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and RSUs and (iii) eligible shares remaining for repurchase under the Repurchase Program in each case during the third quarter of 2013:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
July 1-31, 2013:
Repurchase Program	(2)	—	$—	—	2,759,709
Employee Transactions	(3)	21,576	8.13	N/A	N/A
August 1-31, 2013:
Repurchase Program	(2)	—	—	—	2,759,709
Employee Transactions	(3)	—	—	N/A	N/A
September 1-30, 2013:
Repurchase Program	(2)	3,800	7.12	—	2,755,909
Employee Transactions	(3)	18,528	7.44	N/A	N/A
Total Repurchase Program	(2)	3,800	$7.12	—	2,755,909
Total Employee Transactions	(3)	40,104	$7.81	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of September 30, 2013, the Company had repurchased an aggregate of 1,244,091 shares under the Repurchase Program.
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

Date: November 4, 2013	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stewart Zimmerman
Stewart Zimmerman
Chairman and Chief Executive Officer

	By:	/s/ Stephen D. Yarad
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